Form 10QSB
period 2006-11-30
Bywater Resources, Inc
filed 2007-01-16
CIK 1360214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 12, 2007: 16,000,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2006 are not necessarily indicative of results that may be expected for the year ending May 31, 2007. The financial statements are presented on the accrual basis.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
(UNAUDITED)

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF NOVEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 AND FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO NOVEMBER 30, 2006 (UNAUDITED)

PAGES	3	CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO NOVEMBER 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO NOVEMBER 30, 2006 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF NOVEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$27,433

TOTAL ASSETS	$27,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$3,075

TOTAL LIABILITIES	3,075

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 16,000,000 shares issued and outstanding	1,600
Additional paid in capital	79,600
Accumulated deficit during exploration stage	(56,842)
Total Stockholders’ Equity	24,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,433

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30, 2006	For the Six Months Ended November 30, 2006	For the Period From January 11, 2006 (Inception) to November 30, 2006

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,903	10,636	16,842
Exploration costs	-	-	40,000
Total Operating Expenses	2,903	10,636	56,842

LOSS FROM OPERATIONS	(2,903)	(10,636)	(56,842)

Provision for Income Taxes	-	-	-

NET LOSS	$(2,903)	$(10,636)	$(56,842)

Net loss per share - basic and diluted	$-	$-	$(0.004)

Weighted average number of shares outstanding during the period - basic and diluted	16,000,000	16,000,000	15,465,944

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO NOVEMBER 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued as compensation upon Company inception on January 11, 2006 ($0.0001 per share)	-	$-	12,000,000	$1,200	$-	$-	$1,200

Common stock issued for cash on February 16, 2006 on private placement ($0.02 per share)	-	-	2,100,000	210	41,790	-	42,000

Common stock issued for cash on March 3, 2006 on private placement ($0.02 per share)	-	-	1,900,000	190	37,810	-	38,000

Net loss	-	-	-	-	-	(46,206)	(46,206)

Balance, May 31, 2006	-	-	16,000,000	1,600	79,600	(46,206)	34,994

Net loss	-	-	-	-	-	(10,636)	(10,636)

BALANCE, NOVEMBER 30, 2006	-	$-	16,000,000	$1,600	$79,600	$(56,842)	$24,358

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended November 30, 2006	For the Period From January 11, 2006 (Inception) to November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,636)	$(56,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation in the form of stock	-	1,200
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(1,875)	3,075
Net Cash Used In Operating Activities	(12,511)	(52,567)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	80,000
Net Cash Provided By Financing Activities	-	80,000

NET INCREASE (DECREASE) IN CASH	(12,511)	27,433

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,944	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,433	$27,433

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Bywater Resources Inc. (an exploration stage company) (the “Company”) was incorporated on January 11, 2006 in the State of Delaware. The Company is an exploration stage mining company. On February 6, 2006, the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production. The Company did not have any significant mining operations or activities from inception, and accordingly is deemed to be an exploration stage company.

The fiscal year-end of the Company is May 31.

(C) Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
(UNAUDITED)

(E) Non-Mining Property and Equipment

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

(F) Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

(G) Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 was revised by SFAS 123 (R) which the Company has adopted to account for stock based compensation.

(H) Cash and Cash Equivalents and Credit Risk

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

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
(UNAUDITED)

(I) Foreign Currency Translation and Transactions

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

(J) Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30, 2006, there were no dilutive securities outstanding.

NOTE 2             GOING CONCERN

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

The Company was incorporated in January 2006 and has not started the proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon the Company’s ability to locate a profitable mineral property, generate revenues and raise the capital necessary to continue exploration of the property.

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

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
(UNAUDITED)

NOTE 3	AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has compensated officers of the Company with compensation in the form of stock as described in the equity footnote.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company has authorized fifty million (50,000,000) shares of preferred stock with a par value of $.0001, none of which have been issued.

(B) Common Stock

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

On February 16, 2006 the Company issued 2,100,000 shares of common stock at a price of $.02 per share in an offering exempt from registration at Section 4(2) of the Securities Act of 1933 for a total value of $42,000.

On March 3, 2006 the Company issued 1,900,000 shares of common stock at a price of $.02 per share in an offering exempt from registration at Section 4(2) of the Securities Act of 1933 for a total value of $38,000.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
(UNAUDITED)

NOTE 5        COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement on February 6, 2006 with Ms. Gillian Wells (“Wells”) to purchase a 100% interest in the CARTER 1 claim located approximately 8 kilometers west of the Town of Port Alice, British Columbia for a total of $40,000. In addition, the Company gave Wells a 2½% Net Smelter Royalty and received an option to repurchase 1½% of the Net Smelter Royalty for $1.0 million within 12 months from commencement of commercial production. Advance minimum annual royalties of $25,000 are payable commencing 48 months from February 28, 2006. If the Company defaults on the royalty payments, the agreement calls for the Company to return its 100% interest in the claim to Wells and forfeits all future claims and royalty rights to the claim.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 6        LITIGATION, CLAIMS AND ASSESSMENTS

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

Exploration stage expenses from inception through November 30, 2006 were $40,000 for general exploration costs related to the mineral rights of the exploration property and $16,842 of general and administrative costs for a total expense of $56,842 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Liquidity and Capital Resources

At present, we have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses for the next twelve months. However, we must raise more capital by the summer of 2007 to carry out further exploration programs to maintain our interest in the CARTER 1 claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We intend to pursue financing activities in the spring of 2007.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have experienced losses from inception. Our financial position and operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We lack an operating history and has losses which we expect to continue into the future.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause usto go out of business.

We intend to generate additional capital from the public markets to increase our ability to locate profitable mineral property and generate revenues. We may also consider public or private debt transactions and/or private placement, but has no such actions in place at this time.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

BYWATER RESOURCES INC.
Registrant

Date: January 12, 2007           By:     /s/  Rolf Harms
 Rolf Harms
 President, Chief Executive Officer,
 Chairman of Board of Directors