Form 10QSB
period 2007-02-28
Bywater Resources, Inc
filed 2007-04-16
CIK 1360214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2007.
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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 16, 2007: 16,000,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2007 are not necessarily indicative of results that may be expected for the year ending May 31, 2007. The financial statements are presented on the accrual basis.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
(UNAUDITED)

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF FEBRUARY 28, 2007 (UNAUDITED)

PAGE	F-2
CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007; THE PERIOD JANUARY 11, 2006 (INCEPTION) TO FEBRUARY 28, 2006 AND FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO FEBRUARY 28, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO FEBRUARY 28, 2007 (UNAUDITED)

PAGE	F-4
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007; THE PERIOD JANUARY 11, 2006 (INCEPTION) TO FEBRUARY 28, 2006 AND FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO FEBRUARY 28, 2007 (UNAUDITED)

PAGES	F-5 - F-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF FEBRUARY 28, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$27,411

TOTAL ASSETS	$27,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,950

TOTAL LIABILITIES	4,950

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 16,000,000 shares issued and outstanding	1,600
Additional paid in capital	79,600
Accumulated deficit during exploration stage	(58,739)
Total Stockholders’ Equity	22,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,411

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended February 28, 2007	For the Period From January 11, 2006 (Inception) to February 28, 2006	For the Nine Months Ended February 28, 2007	For the Period From January 11, 2006 (Inception) to February 28, 2007

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,897	1,224	12,533	18,739
Exploration costs	-	40,000	-	40,000
Total Operating Expenses	1,897	41,224	12,533	58,739

LOSS FROM OPERATIONS	(1,897)	(41,224)	(12,533)	(58,739)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(1,897)	$(41,224)	$(12,533)	$(58,739)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	16,000,000	12,525,000	16,000,000	15,582,324

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO FEBRUARY 28, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued as compensation upon Company inception on January 11, 2006 ($0.0001 per share)	-	$-	12,000,000	$$1,200	$-	$-	$1,200

Common stock issued for cash on February 16, 2006 on private placement ($0.02 per share)	-	-	2,100,000	210	41,790	-	42,000

Common stock issued for cash on March 3, 2006 on private placement ($0.02 per share)	-	-	1,900,000	190	37,810	-	38,000

Net loss (inception to May 31, 2006)	-	-	-	-	-	(46,206)	(46,206)

Balance, May 31, 2006	-	-	16,000,000	1,600	79,600	(46,206)	34,994

Net loss for the nine months	-	-	-	-	-	(12,533)	(12,533)

BALANCE, FEBRUARY 28, 2007	-	$-	16,000,000	$$1,600	$79,600	$(58,739)	$22,461

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended February 28, 2007	For the Period From January 11, 2006 (Inception) to February 28, 2006	For the Period From January 11, 2006 (Inception) to February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,533)	$(41,224)	$(58,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation in the form of stock	-	1,200	1,200
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses
Increase (decrease) in accrued expenses	-	-	4,950
Net Cash Used In Operating Activities	(12,533)	(40,024)	(52,589)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	42,000	80,000
Net Cash Provided By Financing Activities	-	42,000	80,000

NET INCREASE (DECREASE) IN CASH	(12,533)	1,976	27,411

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,944	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,411	$1,976	$27,411

See accompanying notes to condensed financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
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
AS OF FEBRUARY 28, 2007
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
AS OF FEBRUARY 28, 2007
(UNAUDITED)

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

(J) Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of February 28, 2007 and 2006, there were no dilutive securities outstanding.

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
AS OF FEBRUARY 28, 2007
(UNAUDITED)

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
AS OF FEBRUARY 28, 2007
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

Exploration stage expenses from inception through February 28, 2007 were $40,000 for general exploration costs related to the mineral rights of the exploration property and $18,739 of general and administrative costs for a total expense of $58,739 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Liquidity and Capital Resources

Our unaudited balance sheet as of February 28, 2007 reflects assets of $27,411, consisting of cash of $27,411. We have total liabilities of $4,950. We believe that the cash that we have on hand will be sufficient to complete the filing of this prospectus and to meet our exploration, general and administration expenses for the next twelve months. However, we must raise more capital by the summer of 2007 to carry out further exploration programs to maintain our interest in the CARTER 1 claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We intend to pursue financing activities in the spring of 2007.

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

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

        On December 28, 2006 we filed a Form 8-K based on a change in accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BYWATER RESOURCES INC.
Registrant

Date: April 16, 2007           By:     /s/     Rolf Harms
 Rolf Harms
 President, Chief Executive Officer,
 Chairman of Board of Directors