Form 10KSB
period 2007-05-31
Bywater Resources, Inc
filed 2007-08-29
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number
BYWATER RESOURCES INC.
 (Exact name of registrant as specified in its charter)

300 Park Avenue, Suite 1700
New York, NY 10022
(212) 572-6395
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Rolf Harms
300 Park Avenue, Suite 1700
New York, NY 10022
(212) 572-6395

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, Suite 1700, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 572-6395

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of August 28, 2007: $400,000.

Number of shares of the registrant’s common stock outstanding as of August 28, 2007: 16,000,000 shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our",  or "Company" refer to the Bywater Resources Inc., a Delaware corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Bywater discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
 Item 1.                      Description of Business.

General

Bywater Resources Inc. is a resource exploration stage company that was formed on January 11, 2006.  On February 6, 2006, we entered into a Property Acquisition Agreement (“Property Acquisition Agreement”). Pursuant to the Property Acquisition Agreement, we acquired an option to purchase a 100% interest in a mineral claim less a 21/2% Net Smelter Royalty. We refer to the mineral claim as the CARTER 1 mineral claim. Pursuant to the agreement, all of the rights, title and interest in the CARTER 1 mineral claim were transferred to Rolf Harms, our president, with a Trust Agreement dated May 31, 2006 for Mr. Harms holds a Free Miner License with the B.C. Mineral Titles Branch. We are required to pay the vendor $40,000 for the CARTER 1 claim. We have expended $40,000 in relation to our acquisition of the CARTER 1 mineral claim.

We purchased this specific mineral claim based upon the recommendation of William Timmins, P.Eng. our consulting geologist. Mr. William Timmins will carry out all of our exploration work and is responsible for filing geological assessment reports with the B.C. Mineral Titles Branch in respect of our exploration expenditures. The CARTER 1 property is located 8 kilometres west of Port Alice, British Columbia on Vancouver Island. Access is provided to the claims off the main Port Alice Forest Service Road to Mahatta along the Cayuse Main Logging road and via the logging roads and access trails off it and the main Mahatta Creek Road. It has recently been further opened by logging operations which provide new access to the region.

The Property Acquisition Agreement obligates us to incur sufficient exploration expenditures to keep the claim in good standing. We intend to explore the CARTER 1 claim property with the intent of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. To date, we have not commenced our exploration program on this property.

Our plan of operations is to conduct mineral exploration activities on the CARTER 1 mineral claim in order to assess whether this claim possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper-gold minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claim.

Prior to acquiring the CARTER 1 mineral claim, we retained the service of Mr. Timmins, a professional consulting engineer. After we acquired the CARTER 1 claim our consultant prepared a geological report on the mineral exploration potential of the claim. Included in this report is a recommended initial exploration program with a budget of $8,000. All dollar amounts provided in this prospectus are stated or quantified in U.S. currency.

The mineral exploration program, consisting of geological mapping and sampling, is oriented toward defining drill targets on mineralized zones within the CARTER 1 mineral claim.

At this time, we are uncertain of the number of mineral exploration phases we will conduct before concluding that there are, or are not, commercially viable minerals on our claim. Further phases beyond the current exploration program will be dependent upon a number of factors such as our consulting engineer’s recommendations based upon ongoing exploration program results and our available funds.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of May 31, 2007, we had $16,982 cash on hand and liabilities in the amount of $3880. Accordingly, our working capital position as of May 31, 2007 was $13,102. Since our inception through May 31, 2007, we have incurred a net loss of $68,098. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our working capital may be sufficient to enable us to perform limited exploration phases beyond the first geological exploration phase on the property. Accordingly, we may require additional financing in the event that further exploration is needed.

Acquisition of the CARTER 1 mineral claim

We entered into an agreement with Gillian Wells to acquire a 100% interest in the CARTER 1 claim. The CARTER 1 property is located 8 kilometres west of Port Alice, British Columbia on Vancouver Island. The property can be acquired from Wells by paying a total of $40,000. A total of $40,000 has been paid as required by the agreement. The property is subject to annual advance Royalty payments of $25,000 commencing February 6, 2010.

Property Purchase Payment

We have paid Wells a total of $40,000 to secure our 100% interest in the CARTER 1 claim. The property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 ½% can be purchased for $1,000,000 within 12 months of the commencement of commercial production.

Description and Location of the CARTER 1 mineral claim

The CARTER 1 mineral claim is a mineral claim located within the Nanaimo Mining Division of British Columbia.

Name	Record Number	Units	Anniversary Date
CARTER 1	524224	515.797	December 22, 2006

The CARTER 1 group total area is 515.797 hectares. For assessment purposes in British Columbia, assessment work of $4.00 per hectare per year is applicable for years 1 through 3, increasing thereafter to $8.00 per hectare. In addition, filing fees of $0.40 per hectare are due in years 1-3 rising to $0.80 thereafter. It is our intention to continue exploration work and expend the necessary amounts to maintain our claim in good standing.

Annual Assessment Work and Filing Fees

The CARTER 1 claim will require that the annual minimum amount of exploration work that must be expended and filed along with an engineering report describing the work. The report and the description of the work must be accepted by the BC Government. The following table computes the actual minimal amount of acceptable work expenditures to be incurred. Any work carried out in a year that exceeds the minimal annual requirement, that excess dollar amount can be carried forward to future years.

Annual Assessment Work and Filing Fees (Cdn$)

Date	Assessment per ha	Filing Fee per ha	Total Cdn$	Acc Total

Dec 22, 2006	$4.00	$0.40	$2,269	$2,269
Dec 22, 2007	$4.00	$0.40	$2,269	$5,938
Dec 22, 2008	$4.00	$0.40	$2,269	$8,907
Dec 22, 2009	$8.00	$0.80	$5,938	$14,845

It is our intention to apply all funds expended on our CARTER 1 mineral claim as assessment work on the claim. In the event that all $8,000 US of our first stage exploration program funds are expended prior to December 22, 2006 that amount of expenditure will hold the claim in good standing for approximately three years.

The Province of British Columbia owns the land covered by the mineral claim. Currently, we are not aware of any native land claim that might affect our title to the mineral claim or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten our claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in our claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in this claim.

Prior to the expiration dates listed above, we plan to file for an extension of our mineral claim. In order to extend the expiration dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claim. A maximum of ten years of work credit may be filed on a claim. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claim will lapse and title with revert to the Province of British Columbia.

Geological Exploration Program in General

Mining Business in British Columbia

The mining industry in the 1990s was plagued by an anti-mining government, First Nations land claims and low commodity prices. In a 2002 report prepared by the Fraser Institute, a Canadian think tank, British Columbia was ranked a lowly 44th out of 64 world-wide mining districts. Soon after the new British Columbia provincial government was voted in 2001, it established a task force with a mandate to review the negative issues and to recommend policies to improve the mineral exploration investment back to the province. The government enacted incentives to change the tax regime, for the streamlining of regulatory and approval processes, for the extension of private investor tax breaks and to develop land management plans that provide security for the land base. The British Columbia government released “The B.C. Mining Plan” in January 2005 helping to focus British Columbia’s resources to ensure that the province remains globally competitive in the mineral extraction sector.

British Columbia has eight operating mines, of which six produce copper-gold. The exploration expenditures bottomed out at $25.0 million Cdn in 2001 and were over $100.0 million Cdn in 2004, according to the B.C. Mine Plan.

The B.C. Mine Plan outlines the following:

•	B.C. Mineral potential is good
•	B.C. Has untapped reserves of metals
•	Competitive taxes
•	Streamlined regulatory requirements
•	Electricity rates are among the lowest in North America
•	Highly skilled work force
•	Well developed infrastructure

The plan addresses a range of factors that set the stage for a healthy mining industry that delivers community benefits and is sustainable for years to come.

The Canadian Federal Government and the Provinces offer very attractive tax breaks for investors in exploration companies. The Federal and Provincial Tax Credits are a tax advantage investment that is made into a company carrying out grassroots exploration work in Canada. The mining company enters into an agreement with an investor and “flow-through mining expenditure” is incurred by the company and the individual can claim over 100% of that investment off earned income. The B.C. Government will grant in addition to the Federal 15% tax credit a further 20% non-refundable tax credit for qualified investments made in new B.C. mineral exploration. Hence, an investor who is taxed at the highest marginal rate would receive a 141% tax deduction from earned income. The company must be publicly trading in order to deal with this tax advantage investment.

Vancouver Island British Columbia

The area covered by the CARTER 1 claim is underlain by the Palaeozoic Sicker Group sediments and Upper Triassic basalts with minor carbonates and clastic sediments, which in turn are overlain by the Lower Jurassic Bonanza Group of andesitic to rhyodacitic volcanic flows, tuffs and breccias. This later unit which underlies the subject property of this report has been intruded by the Early –Middle Jurassic Island Plutonic Suite (granodiorite – monzonite – diorite) which is coeval or late stage part of the volcanic island arc sequence.

CARTER 1 Claim

We have selected the CARTER 1 claim because of promising geology and the geochemical signature. The CARTER 1 property is located 8 kilometres west of Port Alice, British Columbia on Vancouver Island.The CARTER 1 claim is located in the Nanaimo Mining Division on Map Sheet M092L 05E.

Access is provided to the claims off the main Port Alice Forest Service Road to Mahatta along the Cayuse Main Logging road and via the logging roads and access trails off it and the main Mahatta Creek Road. It has recently been further opened by logging operations which provide new access to the region.

The area is an active logging region with plenty of heavy equipment and operators available for hire. Most live in Port Alice, Port MacNeil or Port Hardy. All these population centres totalling almost 20,000 people are within a two hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are located in Campbell River on the island or in the City of Vancouver on the mainland.

Climatic Conditions

The CARTER 1 claim topography and relief is fairly rugged extending from 300 metres to 1000 metres in elevation. The forested slopes are actively being logged with some areas of re-growth typical of this area in British Columbia. There is a mix of cedar, hemlock, spruce trees with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is typical with salal, devil’s club and assorted berry bushes. Climate is also typical of the upper Vancouver Island area and is such that the lower and middle elevations will be workable year round with little difficulty. Higher ground may require snow machines or similar track mounted vehicles. The most snow occurs in late January. All the major river drainages flow year round as do many subsidiary creeks.

Geology of the CARTER 1 Mineral Claim

The CARTER 1 claim is part of the Insular belt of the Cordillera of volcanics, crystalline rocks and minor sediments of the geological province of Wrangellia and represents its western most portion. The eastern portion of Vancouver Island is underlain by the Palaeozoic Sicker Group sediments and Upper Triassic basalts with minor carbonates and clastic sediments, which in turn are overlain by the Lower Jurassic Bonanza Volcanic Group which has been intruded by the Early –Middle Jurassic Island Plutonic Suite of the volcanic island arc sequence.

Three types of deposits are associated with these rock units and the indicated geological environment underlying the claim group. A intrusive into the overlying Bonanza Volcanics, copper molybdenum deposit as mined to the north at the Island Copper Mine, a volcanic belt related oxide sulphide phase iron formation gold zone and a skarnified precious metal – base metal contact zone, all have elements of their host geology present on the property.

The Island Copper deposit lies within moderately south dipping brecciated tuff, lapilli and tuff breccia of andesitic and basaltic composition, which have been subjected to contact thermal metamorphism and hydrothermal alteration. Pyrite is the most abundant sulphide, with chalcopyrite and molybdenite as the ore. Magnetite iron formations like the Merry Widow deposit, in volcanics have been traced to the sulphide phase which can be related to gold deposition. The mineralization in the lenses is massive, with sharp contacts with small amounts of arsenopyrite with pyrrhotite, sphalerite, marcasite, cuprite, chalcopyrite and calcite. Skarn mineralization associated with intrusives is in altered tuff. Mineralization includes pyrrhotite, chalcopyrite and sparse pyrite.

On the property, andesite volcanics and tuffs are in fault contact with tholeiitic basalts where a intrusive diorite has intruded. Quartz stringers with copper-molybdenum mineralization cover a wide area.

The immediate area of the claims is located on the south end of an area of high magnetics associated with volcanics and just north of an east west trending anomalous magnetic break. Geochemical reconnaissance surveys have published values in copper and gold for the drainages and the tills in the vicinity of the property with molybdenum, zinc, lead and mercury values also noted.

Exploration Potential

Our consulting engineer concluded that the CARTER 1 mineral claim exhibits an environment favorable to the discovery of economic copper and gold mineralization in the Bonanza volcanic belt. The Phase I budget will cover initial geological mapping; geochemical sampling and prospecting. It is estimated to cost $8,000.

Our geological consultant further concludes that an airborne magnetometer survey carried out by Geological Survey of Canada highlighted certain, highly anomalous magnetic features associated with the property.

Regional government stream sediment and till sampling geochemical surveying was completed which identifies the Property as an area of anomalous base metal and indicator values. It should be noted that anomalous values, correlate with the magnetic flexure associated with the property identified from the 1972 government airborne geophysical survey.

The Carter 1 property in the Bonanza volcanic belt provides an attractive exploration prospect for copper and gold mineralization. The belt has not been subjected to exploration despite being south of the former Island Copper Mine, one of British Columbia’s most profitable copper- molybdenum mines.

Recommendations

Our geological consultant recommends an exploration program on the CARTER 1 mineral claim to test for the presence of large body type mineral deposits. The initial stage of this program will be to complete research of public records to assist in determining the outcomes of exploration programs conducted by others in past years.

Work to date shows that the mineralization is responsive to geophysical techniques and to soil geochemistry. Exploration on the property should include re-evaluating any old geochemical data available, testing the correlation between gold geochemistry and copper-gold geochemistry, and then doing any further soil sampling required to cover the potential mineralized zone.

This work should be followed up by trenching of prospective areas not previously trenched. Trenching may not always possible due to the depth of the overburden. Assay results from trench sampling may not provide good results due to strong weathering, but the strength of mineralization should be apparent.

A diamond drill program should then be undertaken to test the best mineralized/altered areas previously uncovered and any new zones outlined.

Our consultant further recommended a program of prospecting, mapping, and sampling. In addition, prior to diamond drilling of defined targets, additional geological or geochemical surveys may be necessary, provided we receive successful results from these surveys.

The property will be explored by a series of work phases and each following phase is dependent on the success of the prior phase. To date we have engaged William Timmins P.Eng. to assess and write a report on the CARTER 1 claim outlining what has been done to date and his recommended work program.

The CARTER 1 claim will develop on a planned three-phase exploration program.

Phase 1

The first phase will be carried out in the fall of 2007 and the results and the engineering report is expected to be ready in the late fall. Mr. William Timmins recommends that an engineer carry out an on-site review and examine in detail the mineralization. The previous work carried out is outlined in William Timmins’s engineering report. The $8,000 budget for the first phase of exploration is as outlined in the table below:

 Budget – Phase I
1.	Senior Geologist 5 days @ $500/day	$2,500
2.	Geological technician 5 days @ $350/day	$1,750
3.	Equipment rental 1-4 wheel drive vehicles @$100/day	$500
	Fuel, Food, Field Supplies	$1,000
	Assays 50 @ $25 each	$1,250
	Report	$1,000
	Subtotal	$8,000

If the initial site inspection is favorable, we would carry out the geochem phase of the program as outlined below.

Phase II

Once the site observations and assays are received and the information plotted and analyzed, geochem program will be designed. The program would commence in the summer of 2008 depending on weather and the availability of an appropriate contractor.

Follow-up Geochem and Detailed Geology sampling	$6,000
Assays 75 @ $25 per assay	$1,875
Report Preparation	$1,500
Contingency	$625
Subtotal	$10,000

TOTAL PHASE I & II	$18,000

Phase III

Based on the satisfactory results in the Phase II, a number of steps would be taken. Additional trenching work would be carried out to help select drill targets. This work would be carried out in the summer of 2009. If the results are very encouraging then steps could be taken to secure additional mineral claim in the area either by staking if it is available or by joint venture if it is owned. The budget for this phase is as follows:

Follow-up trenching and Geology mapping, sampling	$7,000
Assays 150 @ $20 per assay	$3,000
Reporting and Supervision	$3,500
Contingency	$1,500
Subtotal	$15,000

GRAND TOTAL – Phase I, II & III	$33,000

Based on acceptable results from the above site exploration program and a preliminary market analysis, a diamond drilling program would be developed. A diamond drill has a carbide steel head imbedded with diamonds. The diamond drilling activity produces a small diameter (1 1/2 to 3 inches) solid rock core.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to Bywater Resources is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines. The initial phase of our exploration program will consist of hand trenching, sampling, mapping, and possibly a segment of an electronic based geological exploration technique referred to as Induced Polarization. The practice in British Columbia under this act has been to request permission for such a program in a letter to the British Columbia Ministry of Energy and Mines. Permission is usually granted within one week. Should a follow-up exploration program be undertaken, it would probably be intended to refine information garnered in the first phase employing the same methods of exploration.

In addition, the B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000.

The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a commercially viable deposit is discovered.

Our fiscal year end is May 31.

We have not generated any revenue to date, and we have a total accumulated deficit of $68,098. We will need to raise additional capital to continue our operations, and there is no assurance we will be successful in raising the needed capital. We plan on raising additional funds through public or private debt or sale of equity to achieve our current business strategy. However, at this time, we do not have any lines of credit or other forms of financing available to us. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Item 2.                      Description of Property.

We presently maintain our principal offices at 300 Park Avenue, Suite 1700, New York, NY 10022. Our telephone number is (212) 572-6395.

Employees

We currently have no employees. We have one person in management. We do not have an employment contract with our management employee. We plan to employ additional people as we deem necessary as we continue to implement our plan of operation and exploration of the CARTER 1 property.

Item 3.                      Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                      Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was approved to trade under the symbol “BYWT” on the Over the Counter Bulletin Board “OTCBB” in March 2007.  Our stock price is currently $.10 but to date our common stock has traded on a limited basis.

Holders

As of May 31, 2007 in accordance with our transfer agent records, we had 43 record holders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None

Item 6.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Upon commercial production, the property will be subject to a 2Ѕ% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000. However, if we are unable to delineate commercial quantities of copper-gold on the CARTER 1 claim we may have to cease operations on the CARTER 1 claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the CARTER 1 claim.

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

Exploration stage expenses from inception through May 31, 2007 were $40,000 for general exploration costs related to the mineral rights of the exploration property and $19,848 of general and administrative costs for a total expense of $59,848 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

Our plan of operations for the next twelve months is to continue exploration activities on the property. We are planning to spend $8,000 on further exploration on the property. If we are successful in raising sufficient capital we hope to carry out most or all of the work described under Further Exploration in the CARTER 1 claim  in the next twelve months. We are current in all of our obligations.

The following is a 12 month budget:

Exploration and site work (samples)	8,000
General and administrative	17,400
Total	$25,400

At present, we do not have sufficient cash on hand to meet our exploration, general and administration expenses and we must raise more capital to carry out further exploration programs to maintain our interest in the CARTER 1 claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof.  To date we have not been successful in our plans to raise capital for our operations.

We plan to raise a minimum of $45,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. Our plan has been  to offer the debt or equity to our current shareholders and management. We have not been successful in raising the required capital and we are offering our debt or equity to new investors. At present, we have not been successful in raising the required capital. As an alternative to raising capital through the selling of debt or equity, we may attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

Liquidity and Capital Resources

Our audited balance sheet as of May 31, 2007 reflects assets of $25,232, consisting of cash of $16,982 and prepaid expense of $8,250. We have total liabilities of $3,880. We do not believe that the cash that we have on hand will be sufficient to meet our exploration, general and administration expenses for the next twelve months. We must raise more capital to carry out further exploration programs to maintain our interest in the CARTER 1 claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We commenced pursuing financing activities in the spring of 2007 but to  date have been unable to raise the capital needed to pursue our exploration program.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have experienced losses from inception. Our financial position and operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We lack an operating history and have losses which we expect to continue into the future.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the application of FIN 48 to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company plans to adopt SFAS No. 157 on June 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows a company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by June 1, 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s financial position, operations or cash flows.

Item 7.                      Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Bywater Resources, Inc.

We have audited the accompanying balance sheet of Bywater Resources, Inc.  (an exploration stage company), as of May 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2007 and the period from January 11, 2006 (inception) to May 31, 2007. The financial statements of Bywater Resources, Inc. for the period January 11, 2006 (Inception) to May 31, 2006 were audited by other auditors whose report dated June 15, 2006 included a paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bywater Resources, Inc. as of May 31, 2007 and the results of its operations and its cash flows for the year ended May 31, 2007 and the period January 11, 2006 (inception), to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements.  The Company is in the exploration stages with limited operations from inception The Company also expects to incur operating losses in the future periods until they can generate revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
August 20, 2007

REPORT OF INDEPENDENT REGISTERED ACCOUNTANT

To the Board of Directors and Stockholders
Bywater Resources, Inc.

We have audited the accompanying balance sheet of Bywater Resources, Inc, as of May 31, 2006, and the related statements of operations, stockholders equity and cash flows from inception, January 11, 2006, through May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bywater Resources, Inc., as of May 31, 2006, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

/s/Gately & Associates, LLC
Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, Florida
June 15, 2006

BYWATER RESOURCES, INC.
(an exploration stage company)
BALANCE SHEETS
As of May 31, 2007 and May 31, 2006

ASSETS

	As of	As of
CURRENT ASSETS	May 31, 2007	May 31, 2006

Cash	$16,982	$39,944
Prepaid expense	8,250	-

TOTAL ASSETS	$25,232	$39,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,880	$4,950

TOTAL LIABILITIES	$3,880	$4,950

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issued and outstanding	$-	$-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 16,000,000	1,600	1,600
Additional Paid-In Capital	79,600	79,600
Accumulated Deficit During Exploration Stage	(59,848)	(46,206)

Total Stockholders' Equity	21,352	34,994

TOTAL LIABILITIES AND EQUITY	$25,232	$39,944

The accompanying notes are an integral part of these financial statements.

BYWATER RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the year ending May 31, 2007,
the period January 11, 2006 (Inception) to May 31, 2006 and
the period from January 11, 2006 (Inception) to May 31, 2007

		For the	For the
		period from	period from
	For the	January 11, 2006	January 11, 2006
	year ending	(Inception) to	(Inception) to
	May 31, 2007	May 31, 2006	May 31, 2007
REVENUE	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	13,642	6,206	19,848

EXPLORATION COSTS	-	40,000	40,000

NET INCOME (LOSS)	$(13,642)	$(46,206)	$(59,848)

Basic and diluted earnings(loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares	16,000,000	14,767,857

The accompanying notes are an integral part of these financial statements.

BYWATER RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From January 11, 2006 (Inception) to May 31, 2007

					ADDITIONAL	Accumulated
	PREFERRED	PAR	COMMON	PAR	PAID IN	Deficit During	TOTAL
	STOCK	VALUE	STOCK	VALUE	CAPITAL	Exploration Stage	EQUITY
Common stock issued as	-	$-	12,000,000	$1,200	$-	$-	$1,200
compensation upon company
inception (January 11, 2006)
at $0.0001 per share

Common stock issued for cash	-	-	2,100,000	210	41,790	-	42,000
February 16, 2006 at $0.02
per share on private placement

Common stock issued for cash	-	-	1,900,000	190	37,810	-	38,000
March 3, 2006 at $0.02
per share on private placement

Net income (loss)	-	-	-	-	-	(46,206)	(46,206)

Balance, May 31, 2006	-	$-	16,000,000	$1,600	$79,600	$(46,206)	$34,994

Net income (loss)	-	-	-	-	-	(13,642)	(13,642)

Balance, May 31, 2007	-	$-	16,000,000	$1,600	$79,600	$(59,848)	$21,352

The accompanying notes are an integral part of these financial statements.

BYWATER RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the year ending May 31, 2007,
the period January 11, 2006 (Inception) to May 31, 2006 and
the period from January 11, 2006 (Inception) to May 31, 2007

		For the	For the
		period from	period from
	For the	January 11, 2006	January 11, 2006
	year ending	(Inception) to	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES	May 31, 2007	May 31, 2006	May 31, 2007

Net income (loss)	$(13,642)	$(46,206)	$(59,848)

Adjustments to reconcile net loss to net cash used in operations

Compensation in the form of stock	-	1,200	1,200

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses	(8,250)	-	(8,250)
Increase (Decrease) in Accrued Expenses	(1,070)	4,950	3,880

Net cash provided by (used in) operating activities	(22,962)	(40,056)	(63,018)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	80,000	80,000

Net cash provided (used in) financing activities	-	80,000	80,000

Net increase (decrease) in cash	(22,962)	39,944	16,982

Cash - beginning balance	39,944	-	-

CASH BALANCE - END OF PERIOD	$16,982	$39,944	$16,982

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2007 AND MAY 31, 2006
(UNAUDITED)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation and Organization

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

(B) Cash and Cash Equivalents and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.  The Company at times has cash in banks in excess of FDIC insurance limits.  At May 31, 2007, the Company had no amounts, in excess of FDIC insurance limits.

At May 31, 2007, the Company had total cash of $16,982 US in a Canadian bank which is uninsured.

(C) Use of Estimates

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

(D)  Property and Equipment

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets.  The Company has expensed $40,000 of mineral rights acquired in 2006.

Property and equipment purchased by the Company is recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

(E) Income Taxes

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Foreign Currency Translation and Transactions

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

(H) Earnings (loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of May 31, 2007 and 2006, there were no dilutive securities outstanding.

(I) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(J) Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the application of FIN 48 to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company plans to adopt SFAS No. 157 on June 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows a company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by June 1, 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s financial position, operations or cash flows.

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

NOTE 3     RELATED PARTY TRANSACTIONS

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

During May 2007, the Company entered into an agreement with a consultant to provide strategic funding and consulting services for the Company for a period of one year.  The agreement calls for the consultant to be paid $9,000 for the one year period.

Item 8.                      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 22, 2006, Gately & Associates, LLC ("Gately") was dismissed as the independent auditor for the Company and replaced by Webb & Company, P.A. ("Webb") as our principal independent auditors. This decision to engage Webb was ratified by the majority approval of our Board of Directors.

Gately’s report on the financial statements for the period January 11, 2006 (inception) to May 31, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles but included an explanatory paragraph reflecting an uncertainty because we had yet to generate any revenue, and our shareholders funded any shortfalls in our cash flow on a day to day basis. These factors raise substantial doubt about our ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Since the Company’s inception in January 2006, including its review of financial statements of the quarter ending August 31, 2006 and the date of dismissal of December 22, 2006 there have been no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gately would have caused them to make reference thereto in their report on the financial statements.

We engaged Webb, of Boynton Beach, Florida, as our new independent auditors as of December 26, 2006. Prior to such date, we, did not consult with Webb & Company, P.A. regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Webb & Company, P.A. or (iii) any other matter that was the subject of a disagreement between us and our former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.                      Other Information.

None.

PART III

Item 9.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Rolf Harms	76	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	Inception

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Rolf Harms is our founder and has been our Chief Executive Officer, Chief Financial Officer, President and Director since our inception. Rolf Harms was employed in the German printing industry after 3 years of trade school from 1948 to 1952. After immigrating to Canada in July 1952, he was employed in the Canadian printing industry from 1952 until 1963. He owned and operated a mink ranch in British Columbia from 1963 to 1973 after which he purchased and operated the Vancouver Supper Club, a night club from 1973 to 1979. In 1979 Rolf became the president and part owner of Wild Boar Enterprises Ltd. and operated a placer mine near Mayo, Y.T. for a period of 2 years. From 1981 to date became a part owner and director of Orlon Resources Ltd., a private company, which manufactures and distributes specialized placer gold recovery equipment. In the mid 1980’s he was actively involved as a director in Baha Resources Ltd. and Gulderand Mining Corporation which were both public companies that traded on a Canadian Stock Exchange. In the mid-1980’s, Rolf was employed by private individuals and companies to provide management and consulting services for their placer gold operations located in north/south America and China. Rolf is presently retired except for his work on Bywater Resources Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.                      Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended May 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	CASH SALARY	ANNUAL BONUS	RESTRICTED STOCK COMPENSATION	SECURITIES UNDERLYING AWARDS	OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

ROLF HARMS	2007	0	0	0	0	0	0
President, CEO, CFO Treasurer	2006	0	0	12,000,000(1)	0	0	0

(1)	Mr. Harms received 12,000,000 founders’ shares for services rendered to us. He will not receive such compensation in the future.

Employment Agreements

Employment and Consulting Agreements

We do not have written employment agreements with Rolf Harms. In the future, we will determine on an annual basis how much compensation our officer and director will receive.

During May 2007, the Company entered into an agreement with a consultant to provide strategic funding and consulting services for the Company for a period of one year.  The agreement calls for the consultant to be paid $9,000 for the one year period.

Compensation of Directors

For the fiscal year ended May 31, 2007, we did not compensate our directors for their services.

Item 11.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 28, 2007, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our Directors, (3) each Named Executive Officer and (4) all of our executive officer and Director as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS, DIRECTOR AND NAMED EXECUTIVE OFFICER

ROLF HARMS 9301 WILSHIRE BLVD. SUITE 311 BEVERLY HILLS, CALIFORNIA 90210	12,000,000	75.00%

OFFICERS AND DIRECTORS AS A GROUP	12,000,000	75.00%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security.

A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 12.                      Certain Relationships and Related Transactions.

       None

Item 13.                      Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on July 21, 2006

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on July 21, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.                      Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended May 31, 2007, we were billed approximately $5,000 for professional services rendered for the audit and $2,500 for the reviews of our financial statements.  For our fiscal year ended May 31, 2006, we were billed approximately $1,000 for professional services rendered for the audit and $0 for the reviews of our financial statements.

Tax Fees

For our fiscal year ended May 31, 2007 and 2006 we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended May 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYWATER RESOURCES, INC.

By:	/s/ Rolf Harms
ROLF HARMS
President, Chief Executive Officer, Chief Financial Officer

Date:	August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rolf Harms	President, Chief Executive Officer,	August 28, 2007
ROLF HARMS	Chief Financial Officer