Form 10QSB
period 2007-08-31
Bywater Resources, Inc
filed 2007-09-12
CIK 1360214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number

TRANSDEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Park Avenue, Suite 1700, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 572-6395
(Registrant’s telephone number, including area code)

BYWATER RESOURCES INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 12, 2007: 7,400,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2007 are not necessarily indicative of results that may be expected for the year ending May 31, 2008. The financial statements are presented on the accrual basis.

BYWATER RESOURCES, INC.
(AN EXLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF AUGUST 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash	$14,263
Prepaid Expense	6,188

TOTAL ASSETS	$20,451

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$9,200

TOTAL LIABILITIES	9,200

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 5,000,000
None issued and outstanding	-
Common Stock - Par value $0.001;
Authorized: 50,000,000
Issued and Outstanding: 7,400,000	7,400
Additional Paid-In Capital	73,800
Accumulated Deficit during exploration stage	(69,949)

Total Stockholders' Equity	11,251

TOTAL LIABILITIES AND EQUITY	$20,451

The accompanying notes are an integral part of these financial statements

BYWATER RESOURCES, INC.
(AN EXLORATION STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
			For the Period
			From January 11,
	For the Three	For the Three	2006
	Months Ended	Months Ended	(Inception) to
	August 31, 2007	August 31, 2006	August 31, 2007
REVENUE	$-	$-	$-

OPERATING EXPENSES

General and Administrative expenses	10,346	7,733	29,949
Exploration Costs	-	-	40,000

TOTAL OPERATING EXPENSES	10,346	7,733	69,949

LOSS FROM OPERATINGS	(10,346)	(7,733)	(69,949)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(10,346)	$(7,733)	$(69,949)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	7,400,000	7,400,000

The accompanying notes are an integral part of these financial statements

BYWATER RESOURCES, INC.
(AN EXLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 11, 2006 (INCEPTION) TO AUGUST 31, 2007
(UNAUDITED)

						ACCUMULATED
						DEFICIT
					ADDITIONAL	DURING
	PREFERRED STOCK		COMMON STOCK		PAID IN	EXPLORATION	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY
Common stock issued as		$-	5,550,000	$5,550	$(4,350)	$-	$1,200
compensation upon company
inception (January 11, 2006)
at $0.0002 per share

Common stock issued for cash		-	971,250	971	41,029	-	42,000
February 16, 2006 at $0.04
per share on private placement

Common stock issued for cash		-	878,750	879	37,121		38,000
March 3, 2006 at $0.04
per share on private placement

Net income (loss)		-	-	-	-	(46,206)	(46,206)

Balance, May 31, 2006	-	-	7,400,000	7,400	73,800	(46,206)	34,994

Net income (loss)				-		(13,397)	(13,397)

Balance, May 31, 2007	-	-	7,400,000	7,400	73,800	(59,603)	21,597

Net income (loss)				-		(10,346)	(10,346)

Balance, August 31, 2007	-	$-	7,400,000	$7,400	$73,800	$(69,949)	$11,251

The accompanying notes are an integral part of these financial statements

BYWATER RESOURCES, INC.
(AN EXLORATION STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the Period
			From January 11,
	For the Three	For the Three	2006
	Months Ended	Months Ended	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES	August 31, 2007	August 31, 2006	August 31, 2007

Net loss	$(10,346)	$(7,733)	$(69,949)

Adjustments to reconcile net loss to net cash used in
operating activiities:

Compensation in the form of stock	-	-	1,200

Changes in Assets and Liabilities:

(Increase) Decrease in Prepaid Expense	2,062	-	(6,188)
Increase (Decrease) in Accrued Expenses	5,565	(3,750)	9,200

Net cash used in operating activities	(2,719)	(11,483)	(65,737)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	80,000

Net cash provided financing activities	-	-	80,000

Net increase (decrease) in cash	(2,719)	(11,483)	14,263

Cash - beginning balance	16,982	39,944	-

CASH BALANCE - END OF PERIOD	$14,263	$28,461	$14,263

The accompanying notes are an integral part of these financial statements

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
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
AS OF AUGUST 31, 2007
(UNAUDITED)

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

(G) Stock Based Compensation

The Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

(H) Cash and Cash Equivalents and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $14,263 is uninsured.  The company has placed its cash in a high credit quality financial institution.

(I) Foreign Currency Translation and Transactions

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

(J) Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of August 31, 2007 and 2006, there were no dilutive securities outstanding.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(UNAUDITED)

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

The Company was incorporated in January 2006 and has not realized any revenues to date. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon the Company’s ability to locate a profitable mineral property, generate revenues and raise the capital necessary to continue exploration of the property.

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

NOTE 4    STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company has authorized five million (5,000,000) shares of preferred stock with a par value of $.001, none of which have been issued.

(B) Common Stock

The Company has authorized fifty million (50,000,000) shares of common stock with a par value of $.001. The Company has 7,400,000 shares of common stock issued and outstanding.

On January 11, 2006 the Company issued 5,550,000 shares of common stock to the Company President, Rolf Harms, as compensation for the formation of the corporation and services rendered for a value of $1,200 or $0.0002 per share.

On February 16, 2006 the Company issued 971,250 shares of common stock at a price of $.04 per share in an offering exempt from registration at Section 4(2) of the Securities Act of 1933 for a total value of $42,000.

On March 3, 2006 the Company issued 878,750 shares of common stock at a price of $.04 per share in an offering exempt from registration at Section 4(2) of the Securities Act of 1933 for a total value of $38,000.

BYWATER RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
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

NOTE 6    SUBSEQUENT EVENTS

On September 11, 2007, the Company's stockholders approved a .4625 for 1 reverse stock split for its common stock. As a result, stockholders of record at the close of business on September 11, 2007, received .4625 share of common stock for every one share held.  The Company also amended its authorized shares to 5,000,000 blank check preferred shares with a par value of $.001 and 50,000,000 common shares at a par value of $.001.  All stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.  In addition, the Company changed its name to Transdel Pharmaceuticals, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Exploration stage expenses from inception through August 30, 2007 were $40,000 for general exploration costs related to the mineral rights of the exploration property and $29,949 of general and administrative costs for a total expense of $69,949 as captioned in the financial statement’s statement of operations. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed in this paragraph.

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

Liquidity and Capital Resources

Our unaudited balance sheet as of August 30, 2007 reflects assets of $20,451, consisting of cash of $14,263 and prepaid expense of $6,188. We have total liabilities of $9,200. We do not believe that the cash that we have on hand will be sufficient to meet our exploration, general and administration expenses for the next twelve months. We must raise more capital to carry out further exploration programs to maintain our interest in the CARTER 1 claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We commenced pursuing financing activities in the spring of 2007 but to date have been unable to raise the capital needed to pursue our exploration program.

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

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with Trans-Pharma Corporation regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of Trans-Pharma Corporation, on September 11, 2007 we changed our name to Transdel Pharmaceuticals, Inc. to facilitate these discussions. If the parties determine not to proceed with the Merger, we will adopt a name not similar to Trans-Pharma Corporation or Transdel Pharmaceuticals, Inc..

Subsequent Event

On September 11, 2007, the Company's stockholders approved a .4625 for 1 reverse stock split for its common stock. As a result, stockholders of record at the close of business on September 11, 2007, received .4625 share of common stock for every one share held.  The Company also amended its authorized shares to 5,000,000 blank check preferred shares with a par value of $.001 and 50,000,000 common shares at a par value of $.001.  All stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action, or to the best of its knowledge, has been threatened against the Company.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

On September 11, 2007, the Company's stockholders approved a .4625 for 1 reverse stock split for its common stock. As a result, stockholders of record at the close of business on September 11, 2007, received .4625 share of common stock for every one share held.  The Company also amended its authorized shares to 5,000,000 blank check preferred shares with a par value of $.001 and 50,000,000 common shares at a par value of $.001.  All stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.  In addition, the Company changed its name to Transdel Pharmaceuticals, Inc.

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

        31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
        32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

            None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRANSDEL PHARMACEUTICALS, INC.
Registrant

Date: September 12, 2007

 By:        /s/  Rolf Harms
               Rolf Harms
               President, Chief Executive Officer,
               Chairman of Board of Directors