Form 10QSB
period 2007-09-30
TRANSDEL PHARMACEUTICALS INC
filed 2007-11-14
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission file number: 333-135970

Transdel Pharmaceuticals, Inc.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	45-0567010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4225 Executive Square, Suite 460 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 457-5300
(Issuer’s Telephone Number)

May 31 Fiscal Year-End
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 2, 2007, there were 13,727,004 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

i

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2007

ASSETS
Current assets:
Cash	$4,298,092
Prepaid consulting fees	661,248
Prepaid expenses and other current assets	49,828
Total assets	$5,009,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,880
Accrued expenses and payroll liabilities	42,128
Total liabilities	243,008

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 13,652,004 shares outstanding	13,652
Additional paid-in capital	10,310,278
Deficit accumulated during the development stage	(5,557,770)
Total stockholders’ equity	4,766,160
Total liabilities and stockholders’ equity	$5,009,168

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From July 24, 1998 (Inception) Through September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Selling, general and administrative	$247,891	$67,316	$499,227	$271,748	$2,556,164
Research and development	721,253	37,500	806,300	112,500	1,531,300
Operating loss	969,144	104,816	1,305,527	384,248	4,087,464

Other income (expense):
Interest expense	(1,552,903)	(5,394)	(1,563,504)	(9,920)	(1,575,755)
Interest income	12,983	-	14,352	-	15,535
Gain on forgiveness of liabilities	-	-	89,914	-	89,914

Total other income (expense), net	(1,539,920)	(5,394)	(1,459,238)	(9,920)	(1,470,306)

Net loss	$(2,509,064)	$(110,210)	$(2,764,765)	$(394,168)	$(5,557,770)

Basic and diluted loss per common shares	$(0.29)	$(0.03)	$(0.38)	$(0.11)
Weighted average common shares outstanding	8,745,363	3,754,076	7,204,663	3,523,695

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2007	3,781,250	$3,781	$2,383,219	$(2,793,005)	$(406,005)
Issuance of common stock for cash	3,984,374	3,985	21,515	-	25,500
Exercise of warrants and stock options	39,063	39	211	-	250
Capital contributions	-	-	105,907	-	105,907
Estimated fair value of services contributed by stockholders	-	-	175,000	-	175,000
Forgiveness of notes payable and interest	-	-	241,701	-	241,701
Issuance of restricted stock	195,313	195	(195)	-	-
Net proceeds from private placement offering	1,996,834	1,997	3,733,170	-	3,735,167
Transdel Pharmaceuticals, Inc. upon merger on September 17, 2007	1,849,993	1,850	(1,850)	-	-
Issuance of common stock related to conversion of Senior Convertible notes payable and accrued interest	1,530,177	1,530	1,528,647	-	1,530,177
Beneficial conversion feature upon conversion of Senior Convertible notes	-	-	1,530,177	-	1,530,177
Issuance of common stock and warrants for consulting services	275,000	275	549,725	-	550,000
Stock-based compensation	-	-	43,051	-	43,051
Net loss	-	-	-	(2,764,765)	(2,764,765)
Balance as of September 30, 2007	13,652,004	$13,652	$10,310,278	$(5,557,770)	$4,766,160

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period From July 24, 1998 (Inception) Through September 30, 2007
	Nine Months Ended September 30,
	2007	2006

Cash from operating activities:
Net loss	$(2,764,765)	$(394,168)	$(5,557,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	175,000	300,000	2,475,000
Gain on forgiveness of liabilities	(89,914)	-	(89,914)
Amortization of prepaid consulting fees	28,752	-	28,752
Non-cash interest on notes payable	1,563,504	9,920	1,575,755
Stock-based compensation	43,051	-	43,051
Changes in operating assets and liabilities:
Prepaid consulting costs	(140,000)	-	(140,000)
Prepaid expenses and other current assets	(44,132)	3,060	(49,828)
Accounts payable	117,102	38,303	290,794
Accrued expenses and payroll liabilities	42,128	-	42,128

Net cash used in operating activities	(1,069,274)	(42,885)	(1,382,032)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	-	-	226,300
Proceeds from notes payable	1,500,000	-	1,500,000
Capital contributions	105,907	48,600	168,707
Proceeds from purchase of common stock and exercise of warrants and stock options	25,750	2,400	49,950
Proceeds from Private Placement	3,735,167	-	3,735,167

Net cash provided by financing activities	5,366,824	51,000	5,680,124

Net change in cash	4,297,550	8,115	4,298,092

Cash, beginning of period	542	5,204	-

Cash, end of period	$4,298,092	$13,319	$4,298,092

Supplemental disclosure of cash flow information:
Issuance of common stock and warrants to consulting firms for prepaid consulting fees	$550,000	$-	$550,000
Conversion of notes payable and accrued interest into common stock	$1,530,177	$-	$1,530,177
Forgiveness of notes payable and accrued interest to shareholders	$241,701	$-	$241,701

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business Description

Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. The Company's lead topical drug, Ketotransdel TM, utilizes the Company's innovative proprietary Transdel TM cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissue where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. The Company is also investigating other drug candidates and treatments for transdermal delivery using the TransdelTM platform technology for products in pain management and other therapeutic areas.

Note 2. Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formally known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007, the results of operations for three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K filed on September 21, 2007.

Note 3. Merger with Public Company and Reorganization

On September 17, 2007, Transdel entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among Transdel, Transdel Pharmaceuticals Holdings, Inc., a privately held Nevada corporation (“Transdel Holdings”), and Trans-Pharma Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of Transdel (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Transdel Holdings, and Transdel Holdings, as the surviving corporation, became a wholly owned subsidiary of Transdel.

In connection with the merger, 1,849,993 of Transdel common shares remain outstanding and all other outstanding shares of Transdel were cancelled. Also, at the closing of the Merger, each share of Transdel Holdings common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 0.15625 of one share of Transdel’s common stock. An aggregate of 8,000,000 shares of Transdel’s common stock, which includes 195,313 shares of restricted stock which are subject to forfeiture, were issued to the holders of Transdel Holdings’ common stock. As a result of the transaction, the former owners of Transdel Holdings became the controlling stockholders of Transdel. Accordingly, the merger of Transdel Holdings and Transdel is a reverse merger that has been accounted for as a recapitalization of Transdel Holdings.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Merger with Public Company and Reorganization, continued

Effective on September 17, 2007, and for all reporting periods thereafter, Transdel’s operating activities, including any prior comparative period, will include only those of Transdel Holdings. All references to shares and per share amounts in the accompanying condensed consolidated financial statements have been restated to reflect the aforementioned share exchange.

Note 4.    Summary of Significant Accounting Policies

Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since Inception. In addition, the Company had a deficit accumulated during the development stage of $5,557,770 at September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company intends to raise additional financing to fund its operations. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Enterprise. The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Research and Development. Research and development costs are charged to expense when incurred.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash balances at a high-quality institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.

Fair Value of Financial Instruments. The Company has determined the fair value of its financial instruments. The amounts reported for prepaid consulting fees, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Revenue Recognition. The Company will recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies, continued

As of September 30, 2007, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA and effective sales and marketing support are in place. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $43,051 and $0 for the nine months ended September 30, 2007 and 2006, respectively, for options and restricted stock granted and vested which is included in operating expenses. The fair value of the unvested stock options and restricted stock grants amounted to approximately $1,232,000 as of September 30, 2007.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheet (see Note 6).

Basic and Diluted Loss per Common Share. In accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants outstanding during the period.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies, continued

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options, warrants and convertible notes were 1,151,708 and 68,664 for the nine months ended September 30, 2007 and 2006, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

Use of Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, the valuation of contributed services, stock options, deferred taxes and stock-based compensation issued to non-employees. Actual results could differ from those estimates.

Note 5. Notes Payable

In August 2005, the Company issued seven convertible promissory notes in the aggregate amount of $226,300 to various stockholders (collectively the “Stockholders’ Notes”). The Stockholders’ Notes bore interest at 4% per annum and were to mature on August 25, 2010. In connection with the issuance of the Stockholders’ Notes, the Company granted warrants that were exercisable into an aggregate 35,359 shares of the Company’s common stock. The warrants were determined to have an insignificant fair value.

In May 2007, the holders of the Stockholders’ Notes and related warrants forgave the amounts due and forfeited the related warrants. In connection with the forgiveness, the Company recorded additional paid-in capital of $241,701 equal to the value of the Stockholders’ Notes and related accrued interest. Interest expense on the Stockholders’ Notes was $3,150, $9,920 and $15,401 for the nine months ended September 30, 2007 and 2006 and the period from Inception to September 30, 2007, respectively.

In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”). Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 ("Maturity Date"). However, as a result of the Merger and Private Placement (see Note 6), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $1.00 per share, which resulted in the issuance of 1,530,177 shares. Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes. Excluding the debt discount, interest expense on the 2007 Notes was $30,177 for the nine months ended September 30, 2007 and the period from Inception to September 30, 2007.

Note 6. Common Stock and Capital Contributions

Prior to the Merger, Transdel Holdings issued 25,700,000 shares of its common stock at a price of $0.001 per share for proceeds of $25,700, which includes the issuance of 200,000 shares upon the exercise of a warrant (see below). These shares were exchanged for 4,015,624 shares of the Company's common stock upon the closing of the Merger (see Note 3). Also, prior to the Merger, Transdel Holdings received capital contributions of $105,907 from Transdel Holdings' stockholders and recorded capital contributions of $175,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying statements of operations.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock and Capital Contributions, continued

Concurrent with the Merger, the Company sold 1,996,834 shares of common stock for gross proceeds of $3,993,667 through a private placement (the “Private Placement”). In addition, the investors received warrants to purchase 499,208 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

In connection with the Private Placement, the Company incurred placement agent fees totaling approximately $157,500 ($258,500 in the aggregate, including other costs) and issued warrants to purchase up to 33,750 shares of common stock for a period of three years at cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

In September 2007, the Company entered into three, one-year consulting agreements with three separate firms to provide services related to investor communications. The terms per one of the agreements, among other items, include monthly payments of $7,500 plus expenses and for another agreement a non-refundable fee of $140,000. Also, in the aggregate, 275,000 shares of common stock were issued in accordance with the terms of the agreements along with a warrant to purchase 18,750 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00, respectively. The fair value of the stock and warrants were valued at $550,000. The estimated costs of the consulting agreements, including the stock, warrants and non-refundable fee will be amortized over the one-year terms. For the three and nine months ended September 30, 2007, the Company amortized $28,752 which is included as part of selling, general and administrative expenses.

Note 7. Stock Option Plans

Transdel Holdings' 2005 Stock Plan provided for grant of options to employees, directors and consultants of Transdel Holdings to purchase Transdel Holdings' shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of January 1, 2007, there were options to purchase 100,000 shares of Transdel Holdings' common stock outstanding at an exercise price of $0.001. In August 2007, 50,000 options were exercised for the issuance of Transdel Holdings' common stock for total proceeds of $50. Subsequent to this exercise, the remaining 50,000 options were cancelled. The shares of Transdel Holdings issued in relation to the exercise of the stock option were exchanged for 7,813 shares of the Company's common stock upon the closing of the merger (see Note 3).

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “Plan”), which provides for the issuance of a maximum of an aggregate of 1,500,000 shares of Common Stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The Plan will be administered by the Company’s Board of Directors until such time as such authority has been delegated to a committee of the board of directors.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Stock Option Plans, continued

Pursuant to the terms of the Private Placement, for one year following the initial closing of the Private Placement the Company may not issue options to purchase shares of common stock at an exercise price below $2.00 per share. In addition, for a period of 18 months following the initial closing of the Private Placement, the Company may not file a registration statement, including, without limitation, a registration statement on Form S-8, covering the resale of any shares of common stock issued pursuant to an employee benefit plan.

A summary of the status of the Plan for the nine months ended September 30, 2007 is as follows:

Options outstanding – Beginning of Period	-
Granted	600,000
Exercised	-
Cancelled	-
Options outstanding – End of Period	600,000
Options exercisable – End of Period	-
Weighted average fair value of the options granted	$1.47
Weighted average remaining contractual life of the outstanding options – End of period	10.0 years
Aggregate intrinsic value – End of Period	$600,000

All of the options granted to the employees and directors were issued at an exercise price of $2.00, the estimated fair market value of the common stock on the date of issuance. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

In accordance with SFAS 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of September 30, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

As of September 30, 2007, there was approximately $873,000 of total unrecognized compensation expense related to unvested stock-based compensation under the Plan. That expense is expected to be recognized over the weighted-average period of 2.9 years.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plans, continued

Furthermore, in August 2007, Transdel Holdings issued a restricted stock grant to an executive of the Company for 1,250,000 shares of Transdel Holdings' common stock. The restricted stock grant was exchanged for a restricted stock grant of 195,313 shares of the Company's common stock upon closing of the Merger (see Note 3). The restricted stock grant will vest 100% on March 17, 2009 (18 months subsequent to the closing of the Merger). Also, all of these shares are subject to forfeiture in the event that the executive’s employment is terminated for cause or the executive resigns without good reason prior to March 17, 2009. The fair value of the grant was determined to be approximately $391,000 and will be amortized over the period of time prior to the vesting date. As of September 30, 2007, there was approximately $360,000 of total unrecognized compensation expense related to the unvested restricted stock grant.

Note 8.    Stock Warrants

On February 27, 2007, Transdel Holdings granted a warrant to purchase 200,000 shares of its common stock in connection with services rendered. The warrant was determined to have an insignificant fair value. The warrant vested upon grant, had an exercise price of $0.001 per share and expired in February 2012. In April 2007, Transdel Holdings issued 200,000 shares of its common stock for proceeds of $200 upon exercise of the warrant. The shares issued in relation to the exercise of the warrant were exchanged for 31,250 shares of Transdel common stock upon the closing of the merger (see Note 3).

In addition to the warrants issued in conjunction with the Private Placement, the Company issued a warrant to purchase shares of its common stock to a firm in connection with a consulting agreement at an exercise price of $4.00 (or cashless exercise price of $5.00). The expiration of the outstanding warrants occurs through September 2012 at various periods (see Note 6).

A summary of the status of the warrants for the period ended September 30, 2007, is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted- Average Exercise Price
Warrants outstanding – Beginning of Period	35,359	$0.006
Granted	582,958	3.786
Exercised	(31,250)	0.006
Expired	(35,359)	0.006
Warrants outstanding – End of Period	551,708	$4.000
Weighted average remaining contractual life of the outstanding warrants - End of period	4.78 years

Note 9.  Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN No. 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. The cumulative effect, if any, of applying FIN No. 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, that adoption of SFAS No. 157 will have on its operating income (loss) or net earnings (loss).

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

In June 2007, the FASB ratified a consensus opinion reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue No. 07-3 is also not permitted. The Company intends to adopt EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

Note 11.  Subsequent Event

On October 10, 2007, the Company sold an additional 75,000 shares of common stock for gross proceeds of $150,000 related to the Private Placement. In addition, the investors received warrants to purchase 18,750 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. Our lead topical drug, Ketotransdel™, utilizes our innovative proprietary Transdel™ cream formulation to facilitate the passage of ketoprofen, a NSAID, through the skin barrier to reach targeted underlying tissues where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. We completed a Phase 1/2 trial for treating acute pain and soreness in a delayed onset muscle soreness model with Ketotransdel™.

Liquidity and Capital Resources

Since inception through September 30, 2007, we have incurred losses of approximately $5.6 million. These losses are primarily due to general and administrative and research and development expenses. Our operations have been financed through capital contributions and the issuance of notes and common stock.

As of September 30, 2007, we had $4.3 million in cash. On September 17, 2007, pursuant to a private offering of our common stock and warrants (the “Private Placement”), we raised approximately $3.7 million (net of placement fees and other costs aggregating $258,500) through the issuance of common stock and detachable redeemable warrants. We expect that our capital resources will permit us to meet our operational requirements through the first quarter of 2008. This expectation is based on our current operating plan, which may change as a result of many factors. Therefore, to execute our operating plan through fiscal year 2008, additional financing will be required and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available we may have to delay, postpone or terminate clinical trials and curtail general and administrative operations. The inability to raise additional financing would have a material adverse effect on us.

Research and Development Activities

Our current operating plan is focused on the research and development of our lead drug, Ketotransdel™. We expect to file the Investigational New Drug (“IND”) application for Ketotransdel™, containing our proposed Phase 3 clinical studies, prior to initiating our trials. At the 2004 Pre-IND meeting with the FDA, the FDA indicated it is possible that a single Phase 3 clinical trial could be designed to address all or most of the issues raised by the FDA relating to the approval of Ketotransdel™. The expected filing date of the Phase 3 submission to the FDA will depend on a variety of factors including but not limited to the completion of the manufacturing process for non clinical/clinical supplies, and potentially the completion of the non clinical studies and the generation of data. Issues or problems encountered in any of these areas may result in delays in the filing of the IND for the Phase 3 trials. Our goal is to file with the FDA for Phase 3 clinical trials in the first quarter of 2008. Based on the FDA’s review of this filing, the Company anticipates starting Phase 3 clinical trials as early as the first half of 2008 for the topical treatment of acute pain.

No assurance can be given that the FDA will agree with our proposed clinical trials or non-clinical studies. The FDA may require that we conduct additional clinical trials and non-clinical studies that we do not presently anticipate conducting or to repeat studies that we have already conducted.

Upon FDA approval of Ketotransdel™ for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel™ for other indications including osteoarthritis. We believe that the clinical success of Ketotransdel™ will facilitate the use of the Transdel™ delivery technology in other products. We are also investigating other drug candidates and treatments for transdermal delivery using the Transdel™ platform technology for products in pain management and other therapeutic areas. Furthermore, we are in discussions with potential commercial partners for future Ketotransdel™ sales and marketing strategies and with potential Pharma partners for licensing opportunities related to the Transdel™ delivery system.

We believe that our current staff is sufficient to carry out our business plan and we do not expect that the number of our employees will change in the near future.

Critical Accounting Policies

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. Fair value is determined at the date of grant. In accordance with SFAS 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of September 30, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN No. 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. The cumulative effect, if any, of applying FIN No. 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, that adoption of SFAS No. 157 will have on its operating income (loss) or net earnings (loss).

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, except for the following:

On September 17, 2007, we issued an aggregate of 275,000 shares of our common stock and a warrant to purchase 18,750 shares of our common stock to three firms as compensation for investor relations services. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Each firm is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act.

On October 10, 2007, we sold 75,000 shares of our common stock and warrants to purchase 18,750 shares of our common stock to accredited investors for an aggregate purchase price of $150,000 pursuant to the Private Placement. The issuance of these shares and warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds from the sale of the common stock and warrants will be used for working capital and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

On September 10, 2007, our stockholders acting by majority written consent approved the adoption of our Amended and Restated Certificate of Incorporation. This majority written consent was executed by holders of 5,500,000 shares of our common stock, which represented 75% of our outstanding shares of common stock then entitled to vote.

On September 17, 2007, our stockholders, acting by majority written consent, approved (i) the merger of Trans-Pharma Acquisition Corp., our wholly subsidiary, with and into Transdel Pharmaceuticals Holdings, Inc. (formally Trans-Pharma Corporation), a Nevada corporation, and (ii) our 2007 Incentive Stock and Awards Plan. This majority written consent was executed by holders of 5,500,000 shares of our common stock, which represented 75% of our outstanding shares of common stock then entitled to vote.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.

Dated: November 14, 2007	By:	/s/ Juliet Singh
Dr. Juliet Singh Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith.