Form 10KSB
period 2007-12-31
TRANSDEL PHARMACEUTICALS INC
filed 2008-03-26
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number: 333-135970

Transdel Pharmaceuticals, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	45-0567010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4225 Executive Square, Suite 460 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 457-5300
(Issuer’s Telephone Number)
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $1.85 on March 12, 2008 is $18,061,441.

As of March 12, 2008, there were 13,727,004 shares of the issuer’s common stock, par value $0.001 per share were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Form 10-KSB, including information incorporated by reference, are “Forward Looking Statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “shall,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning, including when used in the negative. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the trading of our common stock, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading “Risk Factors,” many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to: obtain substantial additional funds, obtain and maintain all necessary patents or licenses, demonstrate the safety and efficacy of product candidates at each stage of development, meet applicable regulatory standards and receive required regulatory approvals, meet obligations and required milestones under agreements, be capable of manufacturing and distributing products in commercial quantities at reasonable costs, compete successfully against other products and to market products in a profitable manner.  Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all.  Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. Our lead topical drug, Ketotransdel™ is a topical treatment for acute pain.

We believe that there is a multi-billion dollar void in the pain management market since the withdrawal of two popular cyclooxygenase-2 selective non-steroidal anti-inflammatory drug (“COX-2 inhibitors”), Bextra and Vioxx, in 2005 due to the increased risk of adverse cardiovascular events associated with these drugs Also, use of everyday over-the-counter painkillers such as aspirin, acetaminophen (Tylenol) and ibuprofen raise safety concerns. According to the National Center for Health Statistics, there are over 100,000 hospitalizations per year for non-steroidal anti-inflammatory drug (“NSAID”) related gastrointestinal complications and approximately 16,500 NSAID related deaths annually resulting in over $3 billion per year in additional health care costs. In 2006, the FDA approved new requirements that professional labeling for all over-the-counter and prescription NSAIDs, including COX-2 inhibitors, include information about the potential cardiovascular and gastrointestinal risks. We believe that these developments have resulted in demand for a potentially safer method of administering NSAIDs and that Ketotransdel™ is positioned to satisfy this demand.

We are also investigating other drug candidates and treatments for transdermal delivery using the patented Transdel™ platform technology, our proprietary cream formulation for products in pain management and other therapeutic areas. Our patent on the Transdel™ proprietary cream formulation covers our novel transdermal formulation with any active pharmaceutical drug. This patent covers composition of matter, methods of manufacture and methods of use of Transdel™.

Corporate History

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. in order to conduct mineral exploration activities. We changed our name to Transdel Pharmaceuticals, Inc. on September 10, 2007. On September 17, 2007, we acquired Trans-Pharma Corporation, a privately held Nevada corporation pursuant to an Agreement of Merger and Plan of Reorganization by and among Trans-Pharma Corporation, Trans-Pharma Acquisition Corp., our wholly-owned acquisition subsidiary, and us. Upon the closing of the merger transaction, Trans-Pharma Acquisition merged with and into Trans-Pharma Corporation, and Trans-Pharma Corporation, as the surviving corporation, became our wholly-owned subsidiary. After the merger, we succeeded to the business of Trans-Pharma Corporation as our sole line of business. On October 24, 2007, Trans-Pharma Corporation as our wholly-owned subsidiary changed its name to Transdel Pharmaceuticals Holdings, Inc.

On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and individual investors of our common stock and warrants. In connection with the private placements, we raised approximately $3.8 million (net of placement fees and other costs aggregating $305,876) from the issuance of 2,071,834 shares of common stock and detachable redeemable five-year warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In addition, we issued redeemable three-year warrants to purchase 33,750 shares of common to placement agents in connection with the September 2007 and October 2007 private placements.

Our common stock has been quoted on the OTC Bulletin Board since October 1, 2007 under the symbol TDLP.OB. Prior to that date, there was no active market for our common stock. On March 12, 2008, the closing price of our common stock was $1.85 per share.

Our executive offices are located at 4225 Executive Square, Suite 460, La Jolla, California 92037 and our telephone number at such office is (858) 457-5300.

Ketotransdel™

Ketotransdel™ is comprised of a transdermal formulation of ketoprofen, a NSAID, and our proprietary Transdel™ drug delivery system and is being developed for the treatment of acute pain. Ketotransdel™ penetrates the skin barrier to reach the targeted underlying tissues where it exerts its prolonged localized anti-inflammatory and analgesic effect. The topical delivery of the drug may minimize systemic exposure, therefore, resulting in fewer concerns pertaining to gastrointestinal, renal, cardiovascular and other adverse systemic effects, which are associated with orally administered NSAIDs. We believe that this product may be considered for patients with site specific localized pain and who also (i) have a history of gastrointestinal, cardiovascular, kidney or liver problems, (ii) are geriatric or pediatric patients and/or (iii) are patients at risk for drug interactions.

We selected ketoprofen as the active ingredient for Ketotransdel™ for its clinical and medical track record for safety and efficacy with low incidences of kidney, liver and skin reactions when administered topically.

The structure of ketoprofen

Clinical results with Ketotransdel™

Ketotransdel™ was tested in a double blind, placebo-controlled Phase 1/2 clinical study. The study tested the efficacy and safety of topical Ketotransdel™ for the treatment of acute pain and soreness in a delayed-onset muscle soreness model placebo versus active. We also measured the level of systemic absorption of topical Ketotransdel™.

The clinical study for acute pain and muscle soreness demonstrated a significant medical benefit from Ketotransdel™ in terms of relief of pain and muscle soreness. The topical Ketotransdel™ has approximately 1/100th of the blood levels of ketoprofen found in the circulatory system as compared to a comparable dose of commercially available oral ketoprofen. Thus, we believe that the topical Ketotransdel™ can potentially provide a safer alternative to pain management as compared to the orally administered pain medications. No adverse reactions to Ketotransdel, such as rash or irritation were reported.

FDA Review

In February 2008, we submitted our proposed Phase 3 clinical studies for Ketotransdel™ for the treatment of acute pain to the Food and Drug Administration (“FDA”). Based on the timing of the FDA’s review of our Phase 3 study, we anticipate starting Phase 3 clinical studies for the topical treatment of acute pain during the second quarter of 2008. If and when the FDA approves Ketotransdel™ for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel™ for other indications including osteoarthritis.

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

Market and Opportunity

We believe that the market for NSAIDs and COX-2 inhibitors in the United States may exceed $6 billion. This data is illustrated in the table below.
NSAID/COX-2 Retail Market Dollars

Source: Wolters Kluwer Source® Pharmaceutical Audit Suite, PHAST Prescription Monthly

Since the withdrawal of major COX-2 inhibitors in 2005, oral NSAIDs have captured a share of the multibillion retail market for COX-2 inhibitors. Oral NSAIDs remain one of the most prescribed classes of drugs in the pain management market. Over 30 million people worldwide use prescription and over-the-counter NSAIDs daily.

However, due to an increased understanding of the cardiovascular and gastrointestinal risks associated with NSAIDs, the FDA approved new rules requiring that professional labeling for all prescription and over-the-counter NSAIDs include information on such risks. We believe that there is a demand for topical pain management products that minimize systemic absorption of NSAIDs such as Ketotransdel™ due to the recognition of cardiovascular, gastrointestinal and other risks associated with orally administered NSAIDs.

The Transdel™ Technology

Transdel™ is our proprietary transdermal cream drug delivery platform. It consists of a cream that enables transdermal penetration of drugs avoiding first pass metabolism by the liver and minimizing systemic exposure. The Transdel™ drug delivery system facilitates the effective dissolution and delivery of a drug across the skin barrier to reach targeted underlying tissues. Transdel™ has the following properties that make it an ideal vehicle for topical drug administration:

•	biocompatible – it hydrates the skin;
•	enhanced skin penetration – it has a balance of hydrophilic and hydrophobic properties that allow efficient partitioning of drugs into the skin;

•	low toxicity and biodegradable – its components are non-immunogenic and are generally regarded as safe;
•	thermodynamically stable, insensitive to moisture and resistant to microbial contamination; and
•	has desired skin adherence, spreadability, and cohesiveness for use as a topical agent.

Other key features of Transdel™ technology include:

•	allows maximal solubilization of drug;
•	clinical data supports safety and efficacy;
•	potentially result in decreased safety concerns which are associated with oral drugs;
•	rapid and efficient transdermal drug delivery;
•	enables painless administration of medications and avoids stomach irritation;
•	minimizes dermal irritation considered to be superior to other transdermal delivery preparations due to the synergetic effect of its skin penetration enhancers and carriers;
•	highly flexible – allows the delivery of a wide range of different medications;
•	ease of application, aesthetically acceptable and odorless; and
•	potentially produces patentable new products when combined with established drugs or new drugs.

Competition

The pharmaceutical industry is highly competitive. There are competitors in the United States developing patch products and other pain formulations that we are aware of at this time.

In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. In addition, the intensely competitive environment of the pain management products requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations. Because we are smaller than many of our national competitors, we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any our drug candidates or compete for market share in the pain management sector.

Third Party Service Agreements

We contract with various third parties to provide certain critical services including conducting clinical and non-clinical studies, manufacturing, certain research and development activities, medical affairs and certain regulatory activities and financial functions. Our failure to maintain our relationships with these third party contractors, may have a material adverse effect on our business, financial condition and results of operations.

Governmental Regulation

Our ongoing product development activities are subject to extensive and rigorous regulation at both the federal and state levels. Post development, the manufacture, testing, packaging, labeling, distribution, sales and marketing of our products is also be subject to extensive regulation. The Federal Food, Drug and Cosmetic Act of 1983, as amended, and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to approve New Drug Applications, or NDAs, civil sanctions and criminal prosecution.

FDA approval is typically required before each dosage form or strength of any new drug can be marketed. Applications for FDA approval must contain information relating to efficacy, safety, toxicity, pharmacokinetics, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling, and quality control. The FDA also has the authority to revoke previously granted drug approvals. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

Current FDA standards of approving new pharmaceutical products are more stringent than those that were applied in the past. As a result, labeling revisions, formulation or manufacturing changes and/or product modifications may be necessary. We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such regulatory changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

FDA Approval Process

FDA approval is typically required before any new drug can be marketed. A NDA is a filing submitted to the FDA to obtain approval of new chemical entities and other innovations for which thorough applied research is required to demonstrate safety and effectiveness in use. The NDA must contain complete preclinical and clinical safety and efficacy data or a reference to such data. Since the active pharmaceutical ingredients in our topical drug candidates, such as ketoprofen, have already been approved by the FDA, we are able to file NDAs under section 505(b)(2) of the Hatch-Waxman Act of 1984. Under Section 505(b)(2) we may rely on data from pre-clinical and clinical studies that were not conducted by or for us and for which we have not obtained a right of reference or use from the person by or for whom the investigation was conducted. The FDA has determined that a 505(b)(2) NDA may be submitted for products that represent changes from approved drugs in conditions of use, active ingredient(s), route of administration, dosage form, strength, or bioavailability.

A 505(b)(2) applicant must provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s). Consequently, although duplication of preclinical and certain clinical studies is avoided through the use a 505(b)(2) application, specific studies may be required by the FDA. Such studies are typically conducted in three sequential phases, although the phases may overlap.

•
Phase 1 clinical studies frequently begin with the initial introduction of the compound into healthy human subjects prior to introduction into patients, involves testing the product for safety, adverse effects, dosage, tolerance, absorption, metabolism, excretion and other elements of clinical pharmacology.

•
Phase 2 clinical studies typically involve studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects.

•
Phase 3 clinical studies are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling.

Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA. In some cases, the FDA allows a company to rely on data developed in foreign countries or previously published data, which eliminates the need to independently repeat some or all of the studies.

To the extent that the Section 505(b)(2) NDA is relying on the findings for an already-approved drug, the applicant is required to certify that there are no patents for that drug or that (i) the patent has expired, (ii) the patent has not expired, but will expire on a particular date and approval is sought after patent expiration or (iii) the patent is invalid or will not be infringed by the manufacture, use or sale of the new product.

A certification that the new product will not infringe the already approved product’s patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) NDA will not be approved until all the listed patents as well as any additional period of exclusivity have expired.

A paragraph IV certification sent to the FDA must also be sent to the relevant patent holders once the 505(b)(2) NDA has been accepted for filing by the FDA. The patent holders may then initiate a legal challenge to the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of receipt of a paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. Thus, a Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase IV post-marketing studies to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

In 2005, the FDA asked the manufacturer of Celebrex, as well as all manufacturers of prescription and over-the-counter NSAIDs, to revise the labeling for their products. Manufacturers of NSAIDs are being asked to revise their labeling to provide specific information about the potential risk of cardiovascular events and gastrointestinal risks of their individual products. We are presently analyzing how this pronouncement will effect the labeling of Ketotransdel™.

Quality Assurance Requirements

The FDA enforces regulations to ensure that the methods used in, and facilities and controls used for, the manufacture, processing, packing and holding of drugs conform with current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality, purity and safety characteristics required of them. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to NDAs. If the FDA concludes that the facilities to be used do not meet cGMP, good laboratory practices or good clinical practices requirements, it will not approve the NDA. Corrective actions to remedy the deficiencies must be performed and verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations and financial condition.

The FDA also conducts periodic inspections of facilities to assess their cGMP status. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations and financial condition. The FDA could initiate product seizures or request product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could lead to civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing the company from receiving the necessary licenses to export its products and classifying the company as an “unacceptable supplier,” thereby disqualifying the company from selling products to federal agencies. Imported active pharmaceutical ingredients and other components needed to manufacture our products could be rejected by United States Customs.

We believe that we and our suppliers and outside manufacturers are currently in compliance with all FDA requirements.

Other FDA Matters

If there are any modifications to an approved drug, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify the FDA, and in many cases, approval for such changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to such requirements can result in regulatory actions that could have a material adverse effect on our business, results of operations and financial condition.

Intellectual Property

We obtained a patent from the United States Patent and Trademark Office on our Transdel™ technology in 1998, which affords protection of Transdel™ through 2016 in the United States. This patent covers composition of matter, methods of use and methods of manufacture. This patent also covers our novel transdermal formulation with any active pharmaceutical ingredient. In regard to this U.S. patent, we will be pursuing patent strategies that will potentially allow us to extend the life of the patent beyond 2016. Also, we plan to continue to pursue patent strategies that will potentially allow us to file multiple foreign patent applications in the future.

Employees

As of March 12, 2008, we employed four individuals, including one in management, one in research and development, one in financial accounting and one in administration. We currently believe that our employee relations are good.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-KSB. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Business

We have incurred losses in the research and development of Ketotransdel™ and our Transdel™ technology since inception. No assurance can be given that we will ever generate revenue or become profitable.

Since inception we have recorded operating losses. For the fiscal year ended December 31, 2007, we have a deficit accumulated during the development stage of approximately $7.1 million, and for the year ended December 31, 2007, we experienced a net loss of approximately $4.3 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to license rights to particular drugs. The license fees for such drugs may increase our costs.

As we continue to engage in the development of Ketotransdel™ and develop other products, there can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether Ketotransdel™ receives FDA approval. We cannot be certain that we will receive FDA approval for Ketotransdel™, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Unless we raise additional capital, we may not be able to execute our business plan or fund business operations long enough to achieve positive cash flow. Furthermore, we may be forced to reduce our expenses and cash expenditures to a material extent, which would impair our ability to execute our business plan.

Our independent registered public accounting firm expressed doubt about our ability to continue as a going concern.

There can be no assurance that we will ever be able to achieve or sustain profitability or positive cash flow. Based on our history of losses, our independent registered public accounting firm has stated in their report accompanying their audit of our 2007 year-end consolidated financial statements that there was substantial doubt about our ability to continue as a going concern. If we are not able to generate revenue or raise additional capital, we may not be able to continue operating our business.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability unless we are able to raise additional funds. Our ultimate success will depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the pharmaceutical industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as FDA approval of products are uncertain.

We are subject to extensive government regulations. The process of obtaining FDA approval is costly, time consuming, uncertain and subject to unanticipated delays. Before obtaining regulatory approvals for the sale of any of our products, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, which could limit revenues.

We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.

If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, we and our contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw our regulatory approval;

•	suspend or terminate any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations;

•	close the facilities of our contract manufacturers; or

•	seize or detain products or require a product recall.

Additionally, regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We are also required to submit information on our open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

Delays in the conduct or completion of our clinical and non-clinical trials or the analysis of the data from our clinical or non-clinical trials may result in delays in our planned filings for regulatory approvals, and may adversely affect our business.

We cannot predict whether we will encounter problems with any of our completed or planned clinical or non-clinical studies that will cause us or regulatory authorities to delay or suspend planned clinical and non-clinical studies. Any of the following could delay the completion of our planned clinical studies:

•	failure of the FDA to approve the scope or design of our clinical or non-clinical trials or manufacturing plans;

•	delays in enrolling volunteers in clinical trials;

•	insufficient supply or deficient quality of materials necessary for the performance of clinical or non-clinical trials;

•	negative results of clinical or non-clinical studies; and

•	adverse side effects experienced by study participants in clinical trials relating to a specific product.

There may be other circumstances other than the ones described above, over which we may have no control that could materially delay the successful completion of our clinical and non-clinical studies.

None of our product candidates, other than Ketotransdel™ , have commenced clinical trials.

None of our product candidates, other than Ketotransdel™, have commenced any clinical trials and there are a number of FDA requirements that we must satisfy in order to commence clinical trials. These requirements will require substantial time, effort and financial resources. We cannot assure you that we will ever satisfy these requirements. In addition, prior to commencing any trials of a drug candidate, we must evaluate whether a market exists for the drug candidate. This is costly and time consuming and no assurance can be given that our market studies will be accurate. We may expend significant capital and other resources on a drug candidate and find that no commercial market exists for the drug. Even if we do commence clinical trials of our other drug candidates, such drug candidates may never be approved by the FDA.

Once approved, there is no guarantee that the market will accept our products, and regulatory requirements could limit the commercial usage of our products.

Even if we obtain regulatory approvals, uncertainty exists as to whether the market will accept our products or if the market for our products is as large as we anticipate. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to alternative products, the availability of third party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. We cannot assure you that our products will receive market acceptance in a commercially viable period of time, if at all. We cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

We may be subject to product liability claims.

The development, manufacture, and sale of pharmaceutical products expose us to the risk of significant losses resulting from product liability claims.  Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain potential claims against us.

We may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years.  If we are able to secure insurance coverage, we may be faced with a successful claim against us in excess of our product liability coverage that could result in a material adverse impact on our business.  If insurance coverage is too expensive or is unavailable to us, we may be forced to self-insure against product-related claims.  Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on our operations.

If our patents are determined to be unenforceable, or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

Our success will depend in part on our ability to obtain and expand patent protection for our specific products and technologies both in the United States and other countries. We cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

The use of our technologies could potentially conflict with the rights of others.

The manufacture, use or sale of our proprietary products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring these actions to a successful conclusion. In such case, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not available on acceptable terms, if at all.

We will be dependent on outside manufacturers in the event that we successfully develop our product candidates into commercial drug products; therefore, we will have limited control of the manufacturing process, access to raw materials, timing for delivery of finished products and costs. One manufacturer may constitute the sole source of one or more of our products.

Third party manufacturers will manufacture all of our products, in the event that we successfully develop our product candidates into commercial drug products. Currently, certain of our contract manufacturers constitute the sole source of one or more of our products. If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver any of our products or any of the components of our products, we may need to engage additional manufacturing partners. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may disrupt or delay our ability to supply our products and reduce our revenues.

Because all of our products, in the event that we successfully develop our product candidates into commercial drug products, will be manufactured by third parties, we have a limited ability to control the manufacturing process, access to raw materials, the timing for delivery of finished products or costs related to this process. There can be assurance that our contract manufacturers will be able to produce finished products in quantities that are sufficient to meet demand or at all, in a timely manner, which could result in decreased revenues and loss of market share. There may be delays in the manufacturing process over which we will have no control, including shortages of raw materials, labor disputes, backlog and failure to meet FDA standards. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third-party manufacturers to maintain their manufacturing facilities in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business, results of operations and financial condition.

We also rely on our outside manufacturers to assist us in the acquisition of key documents such as drug master files and other relevant documents that are required by the FDA as part of the drug approval process and post-approval oversight. Failure by our outside manufacturers to properly prepare and retain these documents could cause delays in obtaining FDA approval of our drug candidates.

We are dependent on third parties to conduct clinical trials and non-clinical studies of our drug candidates and to provide services for certain core aspects of our business. Any interruption or failure by these third parties to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to conduct clinical and non-clinical studies of our drug candidates and provide us with other services. Such third party contractors are subject to FDA requirements. Our business and financial viability are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third parties. Any interruption or failure by these third party contractors to meet their obligations pursuant to various agreements with us may be outside of our control and could have a material adverse effect on our business, financial condition and results of operations.

We currently have no internal sales and marketing resources and may have to rely on third parties in the event that we successfully commercialize our product.

In order to market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. We may not be able to enter into marketing and distribution arrangements or find a corporate partner to market our drug candidates, and we currently do not have the resources or expertise to market and distribute our products ourselves. If we are not able to enter into marketing or distribution arrangements or find a corporate partner who can provide support for commercialization of our products, we may not be able to successfully commercialize our products. Moreover, any new marketer or distributor or corporate partner for our specific combinations, with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products.

If we are unable to retain our key personnel or attract additional professional staff, we may be unable to maintain or expand our business.

Because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel, especially our Chief Executive Officer, Juliet Singh, Ph.D. or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key institutions and have an employment agreement with our Chief Executive Officer, we cannot assure you that we will succeed in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in the pharmaceutical industry, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

Risks Relating to Our Industry

If we are unable to compete with other companies that develop rival products to our products, then we may never gain market share or achieve profitability.

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully, our business, results of operations and financial condition could be adversely affected. Our competitors include brand name and generic manufacturers of pharmaceuticals specializing in transdermal drug delivery, especially those doing business in the United States. In the market for pain management products, our competitors include manufacturers of over-the-counter and prescription pain relievers. Because we are smaller than many of our national competitors, we may lack the financial and other resources needed to compete for market share in the pain management sector. Our other potential drug candidates will also face intense competition from larger and more well established pharmaceutical and biotechnology companies. Many of these competitors have significantly greater financial, technical and scientific resources than we do. In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. If our products are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

We may not be able to keep up with the rapid technological change in the biotechnology and pharmaceutical industries, which could make our products obsolete and reduce our potential revenues.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. It is possible that developments by our competitors will render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing those products, which may require that we raise additional funds to continue our operations.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

If we succeed in bringing a specific product to market, we cannot be certain that the products will be considered cost effective and that reimbursement from insurance companies and other third-party payors will be available or, if available, will be sufficient to allow us to sell the products on a competitive basis.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

Changes in the healthcare industry that are beyond our control may be detrimental to our business.

The healthcare industry is changing rapidly as the public, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and reduce our business or prospects. We cannot predict when, if any, proposed healthcare reforms will be implemented or their affect on our business.

Risks Relating to the Common Stock

We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 required us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting commencing with this annual report on Form 10-KSB, and to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-KSB for the fiscal year ended December 31, 2008. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm certifications required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we will not be able to manage our business as effectively, and our business and reputation with investors would be harmed. Any such inabilities to establish effective controls or loss of confidence would have an adverse affect on our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if past failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. We also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the pharmaceutical industry and markets;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	new competitors in our market;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship with our contract manufacturers and clinical and non-clinical research organizations;
•	industry or regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (3) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale by our stockholders of substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and executive officers can exert significant control over our business and affairs and may have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers together beneficially own a significant percentage of our issued and outstanding common stock, which percentage may increase in the event that they exercise any options or warrants to purchase shares of our common stock that they may hold or in the future are granted to them. The interests of such persons may differ from the interests of other stockholders. Such persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	the election of our directors;
•	amendment of our Certificate of Incorporation or By-laws; and
•	mergers, sales of assets or other corporate transactions.

Concentration of stock ownership among a few stockholders may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

We lease approximately 1,403 square feet of office space in La Jolla, California for $5,121 per month. The current lease term expires on April 14, 2008 at which time we anticipate to renew the lease for a period of time sufficient to allow us to operate our business uninterrupted. This facility serves as our corporate headquarters.

We believe our current facility is adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

None.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board since October 1, 2007 under the symbol TDLP.OB. Prior to that date, there was no active market for our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2007	High	Low
Fourth Quarter	$3.10	$2.00

Holders

As of March 12, 2008 we had approximately 102 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.  We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.  The closing price of our common stock on March 12, 2008 was $1.85 per share.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-KSB. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-KSB.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. Our lead topical drug, Ketotransdel™, utilizes our innovative proprietary Transdel™ cream formulation to facilitate the passage of ketoprofen, a NSAID, through the skin barrier to reach targeted underlying tissues where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. A Phase 1/2 clinical study supported the safety and efficacy of Ketotransdel™ for acute pain and muscle soreness.

Plan of Operations

 For the next twelve months, our current operating plan is focused on the research and development of our lead drug, Ketotransdel™. In February 2008, we submitted our proposed Phase 3 clinical studies with the FDA for Ketotransdel™ for treatment of acute pain. Based on the FDA’s review of this filing, we anticipate starting Phase 3 clinical trials for the topical treatment of acute pain during the second quarter of 2008.

No assurance can be given that the FDA will agree with our proposed clinical trials or non-clinical studies. The FDA may require that we conduct additional clinical trials and non-clinical studies that we do not presently anticipate conducting or to repeat studies that we have already conducted.

If and when the FDA approves Ketotransdel™ for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel™ for other indications, including osteoarthritis. We believe that the clinical success of Ketotransdel™ will facilitate the use of the Transdel™ delivery technology in other products. We are also investigating other drug candidates and treatments for transdermal delivery using the Transdel™ platform technology for products in pain management and other therapeutic areas. Furthermore, we are in discussions with potential commercial partners for future Ketotransdel™ sales and marketing strategies and with potential Pharma partners for licensing opportunities related to the Transdel™ delivery system.

We believe that our current staff is sufficient to carry out our business plan, however if our operations in the future require it, we will consider the employment of additional staff.

Liquidity and Capital Resources

 Since inception through December 31, 2007, we have incurred losses of approximately $7.1 million. These losses are primarily due to general and administrative and research and development expenses. Historically, our operations have been financed through capital contributions and debt and equity financings.

As of December 31, 2007, we had $3.7 million in cash. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and individual investors of our common stock and warrants. In connection with the private placements, we raised approximately $3.8 million (net of placement fees and other costs aggregating $305,876) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share.

Based on the response from the FDA in regard to the Phase 3 clinical studies, the Company will assess our financing needs in order to have enough capital to complete the clinical trials and through the FDA approval process. Therefore, in order to execute our operating plan in fiscal year 2008, which anticipates starting the Phase 3 clinical trials in the second quarter of 2008, additional financing will be required and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available we will have to delay, postpone or terminate clinical trials and curtail general and administrative operations, which would have a material adverse effect on us.

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how results and trends might change in the future. Although we believe that the estimates we use are reasonable, actual results could differ from those estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. Fair value is determined at the date of grant. In accordance with SFAS 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of December 31, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheet.

Beneficial Conversion Feature. The convertible features of the convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 " Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio " and EITF No. 00-27," Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company recorded the corresponding debt discount related to the BCF as interest expense when the related instrument was converted into the Company's common stock.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. See Footnote 11 in the consolidated financial statements included herein for additional information on our current operating lease.

ITEM 7.               FINANCIAL STATEMENTS

Transdel Pharmaceuticals, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheet at December 31, 2007	24

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Period from July 24, 1998 (Inception) Through December 31, 2007	25

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006 and for the Period from July 24, 1998 (Inception) Through December 31, 2007	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Period from July 24, 1998 (Inception) Through December 31, 2007	28

Notes to the Consolidated Financial Statements	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Transdel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Transdel Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended and for the period from July 24, 1998 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide for a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transdel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from July 24, 1998 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred recurring losses from operations since inception and has a deficit accumulated during the development stage at December 31, 2007. These items, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP

Irvine, California
March 25, 2008

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31,
2007

ASSETS
Current assets:
Cash and cash equivalents	$3,706,369
Prepaid consulting fees	488,748
Prepaid expenses and other current assets	45,604
Total assets	$4,240,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$696,340
Accrued expenses and payroll liabilities	53,901
Total liabilities	750,241

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 13,727,004 shares outstanding	13,727
Additional paid-in capital	10,554,298
Deficit accumulated during the development stage	(7,077,545)
Total stockholders’ equity	3,490,480
Total liabilities and stockholders’ equity	$4,240,721

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		For the Period From July 24, 1998 (Inception) Through December 31,
	2007	2006	2007
Operating expenses:
Selling, general and administrative	$1,026,644	$425,180	$3,083,581
Research and development	1,832,744	150,000	2,557,744
Operating loss	2,859,388	575,180	5,641,325

Other income (expense):
Interest expense	(1,563,504)	(9,052)	(1,575,755)
Interest income	48,438	-	49,621
Gain on forgiveness of liabilities	89,914	-	89,914

Total other expense, net	(1,425,152)	(9,052)	(1,436,220)

Net loss	$(4,284,540)	$(584,232)	$(7,077,545)

Basic and diluted loss per common share	$(0.48)	$(0.16)
Weighted average common shares outstanding, basic and diluted	8,846,801	3,588,613

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 24, 1998 (INCEPTION) THROUGH
DECEMBER 31, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance as of July 24, 1998 (Inception)	-	$-	$-	$-	$-
Estimated fair value of services contributed by stockholders	-	-	100,000	-	100,000
Net loss	-	-	-	(100,000)	(100,000)
Balance December 31, 1998	-	-	100,000	(100,000)	-
Estimated fair value of services contributed by stockholders	-	-	200,000	-	200,000
Net loss	-	-	-	(204,000)	(204,000)
Balance December 31, 1999	-	-	300,000	(304,000)	(4,000)
Issuance of common stock at $0.006 per share in May and June 2000	937,500	937	5,063	-	6,000
Estimated fair value of services contributed by stockholders	-	-	200,000	-	200,000
Net loss	-	-	-	(213,092)	(213,092)
Balance December 31, 2000	937,500	937	505,063	(517,092)	(11,092)
Estimated fair value of services contributed by stockholders	-	-	200,000	-	200,000
Net loss	-	-	-	(208,420)	(208,420)
Balance December 31, 2001	937,500	937	705,063	(725,512)	(19,512)
Estimated fair value of services contributed by stockholders	-	-	200,000	-	200,000
Net loss	-	-	-	(228,217)	(228,217)
Balance December 31, 2002	937,500	937	905,063	(953,729)	(47,729)
Estimated fair value of services contributed by stockholders	-	-	200,000	-	200,000
Net loss	-	-	-	(207,196)	(207,196)
Balance December 31, 2003	937,500	937	1,105,063	(1,160,925)	(54,925)
Estimated fair value of services contributed by stockholders	-	-	400,000	-	400,000
Net loss	-	-	-	(508,226)	(508,226)
Balance December 31, 2004	937,500	937	1,505,063	(1,669,151)	(163,151)
Capital contributions	-	-	14,200	-	14,200
Issuance of common stock at $0.006 per share in August 2005	2,453,125	2,453	13,247	-	15,700
Exercise of stock options at $0.006 per share in August 2005	15,625	16	84	-	100
Estimated fair value of services contributed by stockholders	-	-	400,000	-	400,000

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 24, 1998 (INCEPTION) THROUGH
DECEMBER 31, 2007

Net loss	-	-	-	(539,622)	(539,622)
Balance December 31, 2005	3,406,250	3,406	1,932,594	(2,208,773)	(272,773)
Capital contributions	-	-	48,600	-	48,600
Exercise of stock options at $0.006 per share in June and July 2006	375,000	375	2,025	-	2,400
Estimated fair value of services contributed by stockholders	-	-	400,000	-	400,000
Net loss	-	-	-	(584,232)	(584,232)
Balance as of December 31, 2006	3,781,250	3,781	2,383,219	(2,793,005)	(406,005)
Issuance of common stock at $0.006 per share during January through March 2007	3,984,374	3,985	21,515	-	25,500
Exercise of warrants and stock options at $0.006 per share in April and August 2007	39,063	39	211	-	250
Capital contributions	-	-	105,907	-	105,907
Estimated fair value of services contributed by stockholders	-	-	175,000	-	175,000
Forgiveness of notes payable and interest	-	-	241,701	-	241,701
Issuance of restricted stock at a value of $2.00 per share in August 2007	195,313	195	(195)	-	-
Issuance of common stock in connection with merger on September 17, 2007	1,849,993	1,850	(1,850)	-	-
Net proceeds from private placement offering issued at $100,000 per unit in September and October 2007	2,071,834	2,072	3,835,719	-	3,837,791
Issuance of common stock related to conversion of Senior Convertible notes payable and accrued interest	1,530,177	1,530	1,528,647	-	1,530,177
Beneficial conversion feature upon conversion of Senior Convertible notes	-	-	1,530,177	-	1,530,177
Issuance of common stock and warrants for consulting services in September 2007 at a value of $2.00 per share for stock transactions and $100,000 per unit for stock and warrant transaction	275,000	275	549,725	-	550,000
Stock-based compensation	-	-	184,522	-	184,522
Net loss	-	-	-	(4,284,540)	(4,284,540)
Balance as of December 31, 2007	13,727,004	$13,727	$10,554,298	$(7,077,545)	$3,490,480

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statement

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For The Period From July 24, 1998 (Inception) Through December 31,
	2007	2006	2007

Cash from operating activities:
Net loss	$(4,284,540)	$(584,232)	$(7,077,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	175,000	400,000	2,475,000
Gain on forgiveness of liabilities	(89,914)	-	(89,914)
Amortization of prepaid consulting fees	201,252	-	201,252
Non-cash interest on notes payable	1,563,504	9,052	1,575,755
Stock-based compensation	184,522	-	184,522
Changes in operating assets and liabilities:
Prepaid consulting costs	(140,000)	-	(140,000)
Prepaid expenses and other current assets	(39,908)	(1,998)	(45,604)
Accounts payable	612,562	121,516	786,254
Accrued expenses and payroll liabilities	53,901	-	53,901

Net cash used in operating activities	(1,763,621)	(55,662)	(2,076,379)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	-	-	226,300
Proceeds from notes payable	1,500,000	-	1,500,000
Capital contributions	105,907	48,600	168,707
Proceeds from purchase of common stock and exercise of warrants and stock options	25,750	2,400	49,950
Proceeds from Private Placement	3,837,791	-	3,837,791

Net cash provided by financing activities	5,469,448	51,000	5,782,748

Net change in cash	3,705,827	(4,662)	3,706,369

Cash, beginning of period	542	5,204	________-

Cash, end of period	$3,706,369	$542	$3,706,369

Supplemental disclosure of cash flow information:
Issuance of common stock and warrants to consulting firms for prepaid consulting fees	$550,000	$-	$550,000
Conversion of notes payable and accrued interest into common stock	$1,530,177	$-	$1,530,177
Forgiveness of notes payable and accrued interest to shareholders	$241,701	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business Description

Transdel Pharmaceuticals, Inc. (“Transdel”) is a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. Transdel’s lead topical drug, Ketotransdel TM, utilizes Transdel’s proprietary Transdel TM cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissue where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. Transdel is also investigating other drug candidates and treatments for transdermal delivery using the TransdelTM platform technology for products in pain management and other therapeutic areas.

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to an annual report on Form 10-KSB.  The consolidated financial statements include the accounts of Transdel Pharmaceuticals Inc. and its wholly-owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (collectively, the “Company”)  All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3. Merger with Public Company and Reorganization

On September 17, 2007, Transdel entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among Transdel, Transdel Pharmaceuticals Holdings, Inc., a privately held Nevada corporation (“Transdel Holdings”), and Trans-Pharma Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of Transdel (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Transdel Holdings, and Transdel Holdings, as the surviving corporation, became a wholly-owned subsidiary of Transdel.

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

Effective on September 17, 2007, and for all reporting periods thereafter, Transdel’s operating activities, including any prior comparative period, will include only those of Transdel Holdings. All references to shares and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to reflect the aforementioned share exchange.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $7,077,545 at December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash balances at a high-quality institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.

Fair Value of Financial Instruments. The fair values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate carrying values due to their short maturities.

Beneficial Conversion Feature. The convertible features of the convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5 " Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio " and EITF No. 00-27," Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company recorded the corresponding debt discount related to the BCF as interest expense when the related instrument was converted into the Company's common stock.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies (continued)

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

As of December 31, 2007, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA and effective sales and marketing support are in place. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $184,522, $0 and $184,522 for the years ended December 31, 2007 and 2006 and the period from Inception to December 31, 2007, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $120,943 and $63,579, respectively. The fair value of the unvested stock options and restricted stock grants amounted to $1,109,449 as of December 31, 2007.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, “EITF” 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheet (see Note 6).

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss per Common Share. In accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98, Computation of Earnings Per Share, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants outstanding during the period.

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options, warrants and convertible notes were 1,180,458 and 68,664 for the years ended December 31, 2007 and 2006, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, the valuation of contributed services, stock options, deferred taxes and stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Note 5. Notes Payable

In August 2005, the Company issued seven convertible promissory notes in the aggregate amount of $226,300 to various stockholders (collectively, the “Stockholders’ Notes”). The Stockholders’ Notes bore interest at 4% per annum and were to mature on August 25, 2010. In connection with the issuance of the Stockholders’ Notes, the Company granted warrants that were exercisable into an aggregate 35,359 shares of the Company’s common stock. The warrants were determined to have an insignificant fair value at the time of the grant.

In May 2007, the holders of the Stockholders’ Notes and related warrants forgave the amounts due and forfeited the related warrants. In connection with the forgiveness, the Company recorded additional paid-in capital of $241,701 equal to the value of the Stockholders’ Notes and related accrued interest. Interest expense on the Stockholders’ Notes was $3,150, $12,251 and $15,401 for the years ended December 31, 2007 and 2006 and the period from Inception to December 31, 2007, respectively.

In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”). Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 ("Maturity Date"). However, as a result of the Merger and Private Placement (see Note 6), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $1.00 per share, which resulted in the issuance of 1,530,177 shares. Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes. Excluding the debt discount, interest expense on the 2007 Notes was $30,177 for the year ended December 31, 2007 and the period from Inception to December 31, 2007.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Common Stock and Capital Contributions

Prior to the Merger during fiscal year 2007, the Company issued 3,984,374 shares of its common stock at a price of $0.006 per share for proceeds of $25,700, which includes the issuance of 31,250 shares upon the exercise of a warrant (see below). Also, prior to the Merger, the Company received capital contributions of $105,907 from the Company’s stockholders and recorded capital contributions of $175,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying statements of operations.

Concurrent with the Merger, the Company sold 2,071,834 shares of common stock for gross proceeds of $4,143,667 through a private placement (the “Private Placement”). In addition, the investors received warrants to purchase 517,958 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

In connection with the Private Placement, the Company incurred placement agent fees and other related expenses totaling $305,876 and issued warrants to purchase up to 33,750 shares of common stock for a period of three years at cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

In September 2007, the Company entered into three, one-year consulting agreements with three separate firms to provide services related to investor communications. The terms per one of the agreements, among other items, include monthly payments of $7,500 plus expenses and for another agreement a non-refundable fee of $140,000. Also, in the aggregate, 275,000 shares of common stock were issued in accordance with the terms of the agreements along with a warrant to purchase 18,750 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00, respectively. The fair value of the stock and warrants were valued at $550,000. The estimated costs of the consulting agreements, including the stock, warrants and non-refundable fee will be amortized over the one-year terms. For the year ended December 31, 2007, the Company amortized $201,252 which is included as part of selling, general and administrative expenses.

Other common stock and capital contributions:

-
In fiscal year 1998, the Company recorded capital contributions of $100,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 1999, the Company recorded capital contributions of $200,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Common Stock and Capital Contributions (continued)

-
In fiscal year 2000, the Company issued 937,500 shares of common stock at a price of $0.006 per share for proceeds of $6,000. Also, recorded capital contributions of $200,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 2001, the Company recorded capital contributions of $200,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 2002, the Company recorded capital contributions of $200,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 2003, the Company recorded capital contributions of $200,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 2004, the Company recorded capital contributions of $400,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 2005, the Company issued 2,468,750 shares of common stock at a price of $0.006 per share for gross proceeds of $15,800. The Company received additional capital contributions of $14,200 from the Company’s stockholders. Also, recorded capital contributions of $400,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

-
In fiscal year 2006, the Company issued 375,000 shares of common stock at a price of $0.006 per share for gross proceeds of $2,400. The Company received additional capital contributions of $48,600 from the Company’s stockholders. Also, recorded capital contributions of $400,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plans

The Company’s 2005 Stock Plan (“2005 Plan”) provided for grant of options to employees, directors and consultants to purchase shares of the Company’s common stock, as determined by management and the board of directors, at the fair value of such shares on the grant date. As of January 1, 2007, there were options to purchase 15,626 shares of the Company’s common stock outstanding at an exercise price of $0.006. In August 2007, 7,813 options were exercised for the issuance of the Company’s common stock for total proceeds of $50. Subsequent to this exercise, the remaining 7,813 options were cancelled.

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

A summary of the status of the 2005 Plan and the 2007 Plan for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Ave. Exercise Price
Options outstanding – Beginning of Period	15,626	$0.006
Granted	610,000	2.010
Exercised	(7,813)	0.006
Cancelled/forfeited	(7,813)	0.006
Options outstanding – End of Period	610,000	$2.010
Options exercisable – End of Period	-	-
Weighted average fair value of the options granted	$1.48
Weighted average remaining contractual life of the outstanding options – End of period	9.7 years
Aggregate intrinsic value – End of Period	$451,300

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plans (continued)

The options were granted to the employees and directors at exercise prices that ranged from $2.00 to $2.62, the estimated fair market value of the common stock on the date of the issuances. All options granted to date have a ten-year life and vest over one to three years.  The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SAB No. 107, Share-Based Payment, as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

In accordance with SFAS 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of December 31, 2007, management estimates that the effect of forfeitures on the financial statements will be insignificant.

As of December 31, 2007, there was $811,340 of total unrecognized compensation expense related to unvested stock-based compensation under the Plan. That expense is expected to be recognized over the weighted-average period of 2.9 years.

Furthermore, in August 2007, the Company issued a restricted stock grant to an executive of the Company for 195,313 shares of the Company’s common stock. The restricted stock grant will vest 100% on March 17, 2009 (18 months subsequent to the closing of the Merger).

Also, all of these shares are subject to forfeiture in the event that the executive’s employment is terminated for cause or the executive resigns without good reason prior to March 17, 2009. The fair value of the grant was determined to be approximately $391,000 and will be amortized to research and development expenses on a straight line basis over the period of time prior to the vesting date. As of December 31, 2007, there was $298,109 of total unrecognized compensation expense related to the unvested restricted stock grant.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plans (continued)

The fair value of options granted during 2007 and 2006 was estimated using the following weighted-average assumptions:

	2007	2006
Stock options:
Expected term (in years)	9.7	10.0
Expected volatility	85%	85%
Risk-free interest rate	4.14%	5.23%
Dividend yield	-	-

Note 8.  Stock Warrants

On February 27, 2007, the Company granted a warrant to purchase 31,250 shares of its common stock in connection with services rendered. The warrant was determined to have an insignificant fair value. The warrant vested upon grant, had an exercise price of $0.006 per share and expired in February 2012. In April 2007, the Company issued 31,250 shares of its common stock for proceeds of $200 upon exercise of the warrant.

In addition to the warrants issued in conjunction with the Private Placement, the Company issued a warrant to purchase shares of its common stock to a firm in connection with a consulting agreement at an exercise price of $4.00 (or cashless exercise price of $5.00). The expiration of the outstanding warrants occurs through September 2012 at various periods (see Note 6).

A summary of the status of the warrants for the period ended December 31, 2007, is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted- Average Exercise Price
Warrants outstanding – Beginning of Period	35,359	$0.006
Granted	601,708	3.792
Exercised	(31,250)	0.006
Expired	(35,359)	0.006
Warrants outstanding – End of Period	570,458	$4.000
Weighted average remaining contractual life of the outstanding warrants – End of period	4.60 years

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48. Under FIN 48, the impact of an uncertain income tax positions on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For public companies, FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2007, and has not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2007 and 2006.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At December 31, 2007, the Company had deferred tax assets of $1,186,226. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

As of December 31, 2007, the Company had federal and California net operating loss carryforwards of approximately $2.8 million and $2.6 million, respectively. The federal and California tax loss carry forwards will begin to expire in 2020, and 2015, respectively, unless previously utilized.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (continued)

Significant components of the company’s deferred tax assets are as follows:

	2007	2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$1,106,112	$195,000
Stock-based compensation	60,404	-
Other	19,710	-
	1,186,226	195,000

Total deferred tax assets	1,186,226	195,000
Less valuation allowance	(1,186,226)	(195,000)
Net deferred tax assets	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by approximately $991,000 in 2007 and by approximately $73,000 in 2006.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2007	2006

Federal tax benefit at statutory rate	$1,456,744	$198,639
State tax benefit, net	239,314	38,526
Non-deductible services	(69,563)	(159,000)
Non-deductible beneficial conversion costs	(621,492)	-
Employee stock-based compensation	(12,944))	-
Other permanent differences	(595))	(4,837)
Increase in valuation allowance	(991,464))	(73,328)

Provision for income taxes	$—	$—

A portion of the net operating loss carry forwards as of December 31, 2007 include amounts related to stock option deductions. Under FAS 123R, any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid In Capital.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Recent Accounting Pronouncements

The following pronouncements have been issued by the FASB:

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Recent Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 11. Commitments and Contingencies

Commitments

The Company leases its office facilities under a noncancelable operating lease, which expires in April 2008. For fiscal year 2008, the Company’s lease commitment is approximately $18,000. Rent expense for the years ended December 31, 2007, 2006 and since inception, was $29,478, $0 and $29,478, respectively.

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

Note 12. Subsequent Event

On February 5, 2008, the Company and a previously retained law firm reached an agreement, in mediation, related to certain alleged claims the Company had against the law firm. Although the law firm did not admit to any liability or wrongdoing, they desired to resolve the dispute and therefore, agreed to pay the Company $750,000. In exchange for the settlement, the Company, the law firm and any other parties involved in the mediation, released and waived any future claims against each other, whether known or unknown at the time of the settlement. The net amount received by the Company was $375,000 after fees paid to the Company’s counsel and an executive and director of the Company. The fees paid to the executive and director, which were previously approved by the Board of Directors, are due to their monetary contributions and uncompensated time commitment over a period of approximately four years related to pursuing this matter and other amounts paid on the Company’s behalf prior to the Merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A (T). Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this annual report on Form 10-KSB. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), an integrated framework for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.               OTHER INFORMATION

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this annual report on Form 10-KSB that were not registered under the Securities Act of 1933, as amended.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position
Juliet Singh, Ph.D.	48	Chief Executive Officer, Director
Balbir Brar, D.V.M. Ph.D.	71	Vice President, Research and Development
John T. Lomoro	38	Chief Financial Officer
Jeffrey J. Abrams, M.D.	60	Director
Anthony S. Thornley	61	Director

Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.

Biographies

Juliet Singh, Ph.D., has been a director and our chief executive officer since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007. Dr. Singh was the Chief Executive Officer of Transdel Pharmaceuticals Holdings, Inc. since 2005. From 2000 to 2003, Dr. Singh was a corporate officer-vice president of regulatory affairs and quality assurance of Collateral Therapeutics, Inc., a developer of non-surgical gene therapy products for the treatment of cardiovascular disease, which was acquired by Schering AG in 2002. From 1996 to 2000, Dr. Singh was the director of worldwide regulatory affairs for Allergan Corporation, where she oversaw the registration of BOTOX™ in the United States, Canada, Europe Asia, and South America. Prior to joining Allergan, Dr. Singh was the assistant director of regulatory affairs for Baxter Healthcare Corp., where she provided leadership in obtaining worldwide regulatory approval for recombinant factor VIII. Dr. Singh holds a Ph.D. in endocrinology from the University of California, Davis.

John T. Lomoro, has been our chief financial officer since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007 and the chief financial officer of Trans-Pharma since September 2007. From 2004 to 2007, Mr. Lomoro was the director of North American accounting for Carl Zeiss Vision Inc., a privately held international optical lens manufacturing and distribution company. From 2003 to 2004, Mr. Lomoro was the manager of financial reporting and planning for dj Orthopedics, Inc., a publicly traded medical device manufacturing company. From 2002 to 2003, Mr. Lomoro was a corporate accounting manager at Wireless Knowledge, Inc. Mr. Lomoro’s experience also includes approximately five years in public accounting as an audit manager at Ernst & Young LLP. Mr. Lomoro received a B.S. degree in accounting from St. Cloud State University of Minnesota and is a certified public accountant.

Balbir Brar, D.V.M., Ph.D., has been our vice president of research and development since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007. Dr. Brar was a consultant to Transdel Pharmaceuticals Holdings, Inc. since 2004. From 1989 to 2002, Dr. Brar was the Vice President of drug safety and research and development at Allergan Corporation, where he oversaw the construction of a $75 million research and development facility and developed drug safety evaluation programs. He made major contributions to the development and world wide registration of six new drugs including BOTOX™ at Allergan Corporation. From 1986 to 1989, Dr. Brar was a Senior Director of Safety evaluations for Smith Kline Beecham, where he participated in obtaining regulatory approval for Smith Kline Beecham’s first major topical drug Tazarotene. From 1981 to 1986, Dr. Brar was the section head of toxicology at Revlon Pharmaceuticals, where he provided pre-clinical safety data for a number of investigational new drugs. Dr. Brar holds a Doctor of Veterinary Medicine from the Punjab University, India, and a M.S. and Ph.D. from Rutgers, The State University of New Jersey.

Jeffrey J. Abrams, M.D., MPH, has been a director since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007. Dr. Abrams has been a director of Transdel Pharmaceuticals Holdings, Inc. since 1998. Prior to joining Transdel Pharmaceuticals Holdings, Inc., Dr. Abrams was a practicing primary care clinician for over twenty years. Dr. Abrams received a B.A. from the State University of New York at Buffalo, an M.D. from the Albert Einstein College of Medicine and an M.P.H. from San Diego State University.

Anthony S. Thornley, has been a director since November 6, 2007. Mr. Thornley currently serves on the Board of Directors at Callaway Golf Incorporated, Cavium Networks Inc. and Airvana Inc. From February 2002 to June 2005, he served as President and Chief Operating Officer of QUALCOMM Incorporated, a wireless communication technology and integrated circuit company. From July 2001 to February 2002 he served as Chief Financial Officer and Chief Operating Officer of QUALCOMM, and from March 1994 to February 2002, he was the Chief Financial Officer of QUALCOMM. Prior to joining QUALCOMM, Mr. Thornley was with Nortel Networks, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President Finance and IS, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand in public accounting. Mr. Thornley received his BS degree in Chemistry from the University of Manchester, England.

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2007, was one of our directors or officers, or beneficial owner of more than ten percent of our Common Stock (which is the only class of securities registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Exchange Act during such fiscal year. The foregoing is based solely upon our review of Forms 3 and 4 relating to the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Code of Ethics

On December 6, 2007, we adopted an amended and restated code of ethics and business conduct that applies to our principal executive officer, principal financial officer, or persons performing similar functions and all other employees. A copy of the amended and restated code of ethics and business conduct was filed as Exhibit 14 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 7, 2007.

Board Committees

We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We intend that a majority of our directors will be independent directors. Additionally, the Board of Directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future.

Director Independence

We believe that Anthony S. Thornley is an “independent director,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

ITEM 10.               EXECUTIVE COMPENSATION

The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2007.

Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Juliet Singh, Ph.D.,	2007	116,071	-	32,561(4)	148,632
President and Chief Executive Officer	2006	-	-	-	-

John T. Lomoro,	2007	50,000	-	21,321(5)	71,321
Chief Financial Officer	2006	-	-	-	-

Balbir Brar, DVM, Ph.D.,	2007	70,000	92,517(3)	28,425(6)	190,942
Vice President	2006	-	-	-	-

(1)
Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock, calculated in accordance with SFAS 123R. See Note 7 to our consolidated financial statements included herein for a discussion of assumptions made by us in determining the grant date fair value and compensation costs of this equity award.

(2)
Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s options, calculated in accordance with SFAS 123R and using a Black-Scholes-Merton valuation model. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements included herein.

(3)
In August 2007, Transdel Pharmaceuticals Holdings, Inc. awarded 1,250,000 shares of its restricted common stock to Dr. Brar. On September 17, 2007, in connection with the merger with Transdel Pharmaceuticals, Inc. the restricted stock grant was exchanged for a restricted stock grant of 195,313 shares of our common stock. These shares are subject to forfeiture in the event that the Dr. Brar’s employment is terminated for cause or he resigns without good reason prior to March 17, 2009.

(4)
On September 17, 2007, Dr. Singh was granted an option to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share, such option fully vests on September 17, 2010. On September 17, 2007, Dr. Singh was also granted an option to purchase 10,000 shares of our common at an exercise price of $2.00 per share, such option fully vests on September 17, 2008.

(5)	On September 17, 2007, Mr. Lomoro was granted an option to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share, such option fully vests on September 17, 2010.

(6)	On September 17, 2007, Dr. Brar was granted an option to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share, such option fully vests on September 17, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Juliet Singh, Ph.D.	—	200,000	2.00	9/16/2017	—	—
	—	10,000	2.00	9/16/2017	—	—

John T. Lomoro	—	150,000	2.00	9/16/2017	—	—

Balbir Brar, D.V.M., Ph.D.	—	200,000	2.00	9/16/2017	195,313	537,111

Employment Agreements

We have entered into an employment agreement with Juliet Singh, Ph.D. to serve as our chief executive officer. Pursuant to this employment agreement, Dr. Singh is entitled to receive an annual base salary of $195,000, subject to annual reviews by our board of directors. Dr. Singh is also entitled to a performance-based bonus to be comprised of cash and/or equity compensation. If we terminate Dr. Singh’s employment without cause, we will continue to pay Dr. Singh, as severance, her then current annual base salary for one year, payable in accordance with standard payroll procedures and the pro-rata amount of any accrued annual bonus.

2007 Incentive Stock and Awards Plan

On September 17, 2007, our board of directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

As of March 12, 2008, there were outstanding options to purchase 610,000 shares of our common stock, 195,313 shares of restricted stock subject to forfeiture outstanding under the 2007 Plan, and 694,687 shares of our common stock available for issuance under the 2007 Plan.

Director Compensation

The following table summarizes the compensation awarded to our directors in 2007:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Juliet Singh, Ph.D.	—	$4,136	$4,136
Jeffrey J. Abrams, M.D.	—	$4,136	$4,136
Anthony S. Thornley	—	$1,290	$1,290

(1)
Based upon the aggregate grant date fair value calculated in accordance with SFAS 123R and using a Black-Scholes-Merton valuation model. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 12, 2008, regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Chief Executive Officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and that person’s address is c/o Transdel Pharmaceuticals, Inc. 4225 Executive Square, Suite 460, La Jolla, California 92037. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 12, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
The Abrams Family Trust	1,562,500 (2)	11.4%
Juliet Singh, Ph.D.	1,953,125	14.2%
Jeffrey J. Abrams, M.D.	- (3)	-
Anthony S. Thornley	62,500 (4)	*
Joseph Grasela(5)	1,171,875	8.5%
John C. Grasela(5)	1,171,875	8.5%
John T. Lomoro	-	-
Balbir Brar, D.V.M., Ph. D.	398,438	2.9%
All executive officers and directors as a group (5 persons)	3,976,563	29.0%

*     less than 1%

(1)	Based on 13,727,004 shares of our common stock issued and outstanding as of March 12, 2008.

(2)
Jeffrey J. Abrams, M.D., a director, is a trustee of the Abrams Family Trust. Dr. Abrams has sole voting and investment control with respect to the shares of common stock owned by the Abrams Family Trust.

(3)	Dr. Abrams is a trustee of the Abrams Family Trust, which owns 1,562,500 shares of our common stock.

(4)	Includes 12,500 shares of common stock issuable upon the exercise of warrants.

(5)	Joseph Grasela and John C. Grasela are adult siblings living in separate households.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION (1)

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted- Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	610,000	$2.01	694,687
Equity compensation plans not approved by security holders	-	-	-
Total	610,000	$2.01	694,687

(1) See footnote 7 in the consolidated financial statements included herein for information related to the equity compensation plans.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 25, 2005, we borrowed $36,500 from Dr. Abrams, a director, and issued Dr. Abrams a convertible promissory note in the original principal amount of $36,500 and warrants to purchase 5,703 shares of the Company’s common stock at an exercise price of $0.006 per share. On May 7, 2007, Dr. Abrams forgave the principle amount of the convertible promissory note and all accrued interest thereon and agreed to the cancellation of the warrant. Dr. Abrams did not receive any shares of common stock or other consideration in exchange for the forgiving the promissory note or the cancellation of the warrant.

On August 25, 2005, we borrowed $5,000 from Dr. Singh, a director and our chief executive officer, and issued Dr. Singh a convertible promissory note in the original principal amount of $5,000 and warrants to purchase 781 shares of Transdel Pharmaceuticals Holdings, Inc.’s common stock at an exercise price of $0.006 per share. On May 7, 2007, Dr. Singh forgave the principle amount of the convertible promissory note and all accrued interest thereon and agreed to the cancellation of the warrant. Dr. Singh did not receive any shares of common stock or other consideration in exchange for the forgiving the promissory note or the cancellation of the warrant.

On January 10, 2007, Balbir Brar, D.V.M., Ph.D., our vice president of research and development, purchased 140,625 shares of our common stock pursuant to a restricted stock purchase Agreement for an aggregate purchase price of $9,000.

On February 27, 2007, the Abrams Family Trust, of which Dr. Abrams is a trustee, purchased 937,500 shares of our common stock pursuant to a restricted stock purchase agreement for an aggregate purchase price of $6,000.

On March 20, 2007, Dr. Singh purchased 1,250,000 shares of our common stock pursuant to a Restricted Stock Purchase Agreement for an aggregate purchase price of $8,000, which was paid by the cancellation of indebtedness in the amount of $8,000 owed to Dr. Singh.

ITEM 13.               EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of September 17, 2007, by and among Transdel Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007).

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 13, 2007)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commissions September 13, 2007)

10.1
Form of September 2007 and October 2007 Private Offering Subscription Agreement (incorporated herein by reference to Exhibit 10.1 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2
Form of Warrant to purchase Common Stock (incorporated herein by reference to Exhibit 10.2 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.3
Registration Rights Agreement dated October 10, 2007, by and between Transdel Pharmaceuticals, Inc. and each of the investors signatory thereto (incorporated herein by reference to Exhibit 10.3 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.4
Placement Agent Agreement, dated September 17, 2007, between Transdel Pharmaceuticals Holdings, Inc. and Granite Financial Group, LLC (incorporated herein by reference to Exhibit 10.5 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5
Placement Agent Agreement, dated September 17, 2007, between Transdel Pharmaceuticals Holdings, Inc. and WFG Investments, Inc. (incorporated herein by reference to Exhibit 10.6 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6
Placement Agent Agreement, dated September 17, 2007, by and between Transdel Pharmaceuticals Holdings, Inc. and Palladium Capital Advisors, LLC (incorporated herein by reference to Exhibit 10.7 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.7
Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.8
Assignment of Employment Agreement, dated September 17, by and among Transdel Pharmaceuticals Holdings, Inc., Transdel Pharmaceuticals, Inc. and Juliet Singh, Ph.D. (incorporated herein by reference to Exhibit 10.9 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.9
Employment Agreement, dated June 27, 2007, by and between Transdel Pharmaceuticals Holdings, Inc. and Juliet Singh, Ph.D. (incorporated herein by reference to Exhibit 10.10 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.10
Transdel Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.11 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.11
Form of 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.12
Form of 2007 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.13
Stock Purchase Agreement, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Rolf Harms. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.14
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Bywater Resources Holdings Inc. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.15
Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.16
Research and Development Services Agreement, dated October 11, 2007, by and between DPT Laboratories, Ltd. And Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.17
Project Scope Document, effective May 30, 2007, by and between DPT Laboratories, Ltd. and Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 27, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

14
Amended and Restated Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007

21
List of Subsidiaries (incorporated herein by reference to Exhibit 21 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the company by KMJ Corbin & Company LLP for the years ended December 31, 2007 and 2006, were:

	2007	2006

Audit Fees	$67,100	$—

The Audit Fees for the years ended December 31, 2007 and 2006 were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC. There were no tax fees or other fees billed by our principal accountant.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDEL PHARMACEUTICALS, INC.

By:	/s/ Juliet Singh
Name: Juliet Singh, Ph.D.
Title: Chief Executive Officer

Date: March 26, 2008

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Juliet Singh		March 26, 2008
Juliet Singh, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ John T. Lomoro		March 26, 2008
John T. Lomoro	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Jeffrey J. Abrams		March 26, 2008
Jeffrey J. Abrams, M.D.	Director

/s/ Anthony S. Thornley		March 26, 2008
Anthony S. Thornley	Director