Form 10-Q
period 2008-03-31
TRANSDEL PHARMACEUTICALS INC
filed 2008-05-15
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file number: 000-52998

Transdel Pharmaceuticals, Inc.
(Exact Name of Registrant in Its Charter)

Delaware	45-0567010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4225 Executive Square, Suite 460 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 457-5300
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES   ☐    NO   ☒

As of May 14, 2008, 15,545,184 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$3,408,244	$3,706,369
Prepaid consulting fees	298,621	488,748
Prepaid expenses and other current assets	37,378	45,604
Total assets	$3,744,243	$4,240,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427,588	$696,340
Accrued expenses and payroll liabilities	43,574	53,901
Total liabilities	$471,162	$750,241

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 13,727,004 shares outstanding	13,727	13,727
Additional paid-in capital	10,609,620	10,554,298
Deficit accumulated during the development stage	(7,350,266)	(7,077,545)
Total stockholders’ equity	3,273,081	3,490,480
Total liabilities and stockholders’ equity	$3,744,243	$4,240,721

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		For the Period From July 24, 1998 (Inception) Through March
	2008	2007	31, 2008

Operating expenses:
Selling, general and administrative	$447,855	$100,221	$3,531,436
Research and development	219,100	37,500	2,776,844
Operating loss	666,955	137,721	6,308,280

Other income (expense):
Interest expense	-	(2,207)	(1,575,755)
Interest income	19,234	-	68,855
Gain on forgiveness of liabilities	-	-	89,914
Gain on settlement	375,000	-	375,000

Total other income (expense), net	394,234	(2,207)	(1,041,986)

Net loss	$(272,721)	$(139,928)	$(7,350,266)

Basic and diluted loss per common share	$(0.02)	$(0.03)
Weighted average common shares outstanding	13,727,004	5,034,404

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998 (Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008

Cash from operating activities:
Net loss	$(272,721)	$(139,928)	$(7,350,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	-	100,000	2,475,000
Gain on forgiveness of liabilities	-	-	(89,914)
Amortization of prepaid consulting fees	137,627	-	338,879
Non-cash interest on notes payable	-	2,207	1,575,755
Stock-based compensation	144,051	-	328,573
Changes in operating assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	8,226	1,599	(37,378)
Accounts payable	(268,752)	18,275	517,503
Accrued expenses and payroll liabilities	(10,327)	-	43,573

Net cash used in operating activities	(261,896)	(17,847)	(2,338,275)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	-	-	226,300
Proceeds from notes payable	-	-	1,500,000
Capital contributions	-	907	168,707
Proceeds from purchase of common stock and exercise of warrants and stock options	-	25,500	49,950
Net (costs) proceeds from Private Placement	(36,229)	-	3,801,562

Net cash (used in) provided by financing activities	(36,229)	26,407	5,746,519

Net change in cash	(298,125)	8,560	3,408,244

Cash, beginning of period	3,706,369	542	-

Cash, end of period	$3,408,244	$9,102	$3,408,244

Supplemental disclosure of cash flow information:
(Revaluation) issuance of common stock and warrants to consulting firms for prepaid consulting fees	$(52,500)	$-	$497,500
Conversion of notes payable and accrued interest into common stock	$-	$-	$1,530,177
Forgiveness of notes payable and accrued interest to shareholders	$-	$-	$241,701
Conversion of notes payable to shareholders	$-	$-	$196,300

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business Description

Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. The Company's lead topical drug, Ketotransdel TM, utilizes the Company's  proprietary Transdel TM cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissue where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. The Company is also investigating other drug candidates and treatments for transdermal delivery using the TransdelTM platform technology for products in pain management and other therapeutic areas.

Note 2. Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2008, the results of operations for three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007, fairly stated. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 contained in Form 10-KSB filed on March 26, 2008 with the SEC.

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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies

Going Concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 ("Inception"). In addition, the Company had a deficit accumulated during the development stage of $7,350,266 at March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. In order to minimize the Company’s risk related to the cash equivalents, they are maintained in a money market demand account. Due to the short-term nature of this investment, the Company believes that there is no material exposure to interest rate risk. The Company maintains its cash and cash equivalents at a high-quality institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”).

Fair Value of Financial Instruments. The fair values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate carrying values due to their short maturities.

Beneficial Conversion Feature. The convertible features of the convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue (“EITF”) No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company recorded the corresponding debt discount related to the BCF as interest expense when the related instrument was converted into the Company's common stock.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies, continued

Revenue Recognition. The Company will recognize revenues in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

As of March 31, 2008, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the U.S. Food and Drug Administration ("FDA") and effective sales and marketing support are in place. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $144,051, $0 and $328,573 for the three months ended March 31, 2008 and 2007 and for the period from Inception to March 31, 2008, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $57,774 and $86,277, respectively, for the three months ended March 31, 2008 and $121,353 and $207,220, respectively, for the period from Inception to March 31, 2008. The fair value of the unvested stock options and restricted stock grants amounted to $965,398 as of March 31, 2008.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheets (see Note 6).

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options, warrants and convertible notes were 1,180,458 and 99,914 for the three months ended March 31, 2008 and 2007, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, the valuation and realizability of contributed services, stock options, deferred taxes and stock-based compensation issued to non-employees. Actual results could differ from those estimates.

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

In May 2007, the holders of the Stockholders’ Notes and related warrants forgave the amounts due and forfeited the related warrants. In connection with the forgiveness, the Company recorded additional paid-in capital of $241,701 equal to the value of the Stockholders’ Notes and related accrued interest. Interest expense on the Stockholders’ Notes was $2,207 and $15,401 for the three months ended March 31, 2007 and the period from Inception to March 31, 2008, respectively.

In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”). Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 ("Maturity Date"). However, as a result of the Merger and Private Placement (see Note 6), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $1.00 per share, which resulted in the issuance of 1,530,177 shares. Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes. Excluding the debt discount, interest expense on the 2007 Notes was $30,177 for the period from Inception to March 31, 2008.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders’ Equity

Concurrent with the Merger, the Company sold 2,071,834 shares of common stock for gross proceeds of $4,143,667 through a private placement (the “Private Placement”). In addition, the investors received warrants to purchase 517,958 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively. In connection with the Private Placement, the Company incurred placement agent fees and other related expenses totaling $342,105 and issued warrants to purchase up to 33,750 shares of common stock for a period of three years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

In September 2007, the Company entered into three, one-year consulting agreements with three separate firms to provide services related to investor communications. The terms per one of the agreements, among other items, include monthly payments of $7,500 plus expenses and for another agreement a non-refundable fee of $140,000. Also, in the aggregate, 275,000 shares of common stock were issued in accordance with the terms of the agreements along with a warrant to purchase 18,750 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00, respectively. The fair value of the stock and warrants were valued at $550,000. The estimated costs of the consulting agreements, including the stock, warrants and non-refundable fee are being amortized over the one-year terms.

In accordance with EITF 00-18, 100,000 of the 275,000 shares of common stock are subject to remeasurement on a periodic basis as the performance condition for these shares is not satisfied until the end of the contract term. The remeasurement for the 100,000 shares was completed in two stages as follows: a) In February 2008, the consulting agreement associated with these shares was terminated and as a condition of the termination, the firm retained 50,000 shares and transferred the remaining 50,000 shares to another firm. Therefore, since the performance obligation related to the 50,000 shares, retained by the terminated consulting firm, is complete, they were revalued as of the February termination date to $60,000, which was the fair market value of the shares on the termination date, and b) the remaining 50,000 shares that were transferred to the other firm will be utilized for the payment of investor communications services to be provided through September 2008. In accordance with the related agreement, the Company initially recorded the value of these shares at $100,000, which was revalued at March 31, 2008 to $87,500 (the estimated fair market value based on the closing market price). In the aggregate, the remeasurement of the 50,000 shares earned and the transfer of the remaining 50,000 shares resulted in a reduction of additional paid in capital of $52,500 ($200,000 original value less $147,500 remeasured value). For the three months ended March 31, 2008 and 2007 and for the period from Inception through March 31, 2008, the Company amortized $137,627, $0 and $338,879, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.

Note 7. Stock Option Plans

On September 17, 2007, the Company’s board of directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “Plan”), which provides for the issuance of a maximum of 1,500,000 shares of Common Stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The Plan will be administered by the Company’s Board of Directors until such time as such authority has been delegated to a committee of the board of directors.

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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plans, continued

A summary of the status of the Plan for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – Beginning of Period	610,000	$2.01
Granted	-	-
Exercised Cancelled	- -	- -
Options outstanding – End of Period	610,000	$2.01
Options exercisable – End of Period	-
Weighted average remaining contractual life of the outstanding options – End of period	9.5 years
Aggregate intrinsic value – End of Period	-

All options granted to date expire on the ten year anniversary of the issuance date and vest over one to three years.    The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SAB No. 107, Share-Based Payment, as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. In accordance with SFAS 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of March 31, 2008, management estimates that the effect of forfeitures on the financial statements will be insignificant. As of March 31, 2008, there was approximately $729,000 of total unrecognized compensation expense related to unvested stock-based compensation under the Plan. That expense is expected to be recognized over the weighted-average period of 2.4 years.

Furthermore, in August 2007, the Company issued a restricted stock grant to an executive of the Company for 195,313 shares of the Company’s common stock upon closing of the Merger (See Note 3). The restricted stock grant will vest 100% on March 17, 2009 (18 months subsequent to the closing of the Merger). The fair value of the grant was determined to be approximately $391,000 and will be amortized over the period of time prior to the vesting date. As of March 31, 2008, there was approximately $236,000 of total unrecognized compensation expense related to the unvested restricted stock grant. Subsequent to March 31, 2008, the restrictions on the restricted stock were waived in connection with the executive’s resignation (see Note 11).

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Stock Warrants

In addition to the warrants issued in conjunction with the Private Placement, the Company issued a warrant to purchase shares of its common stock to a firm in connection with a consulting agreement at an exercise price of $4.00 (or cashless exercise price of $5.00). The expiration of the outstanding warrants occurs through September 2012 at various periods (see Note 6).

A summary of the status of the warrants for the period ended March 31, 2008, is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted- Average Exercise Price
Warrants outstanding – Beginning of Period	570,458	$4.00
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding – End of Period	570,458	$4.00
Weighted average remaining contractual life of the outstanding warrants – End of Period	4.35 years

Note 9. Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

In June 2007, the FASB ratified a consensus opinion reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company adopted EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.

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

Mediation Settlement

On February 5, 2008, as a result of mediation, the Company and a previously retained law firm reached an agreement related to certain alleged claims the Company had against the law firm. Although the law firm did not admit to any liability or wrongdoing, they desired to resolve the dispute and therefore, agreed to pay the Company $750,000. In exchange for the settlement, the Company, the law firm and any other parties involved in the mediation, released and waived any future claims against each other, whether known or unknown at the time of the settlement. The net amount received by the Company was $375,000 after fees paid to the Company’s counsel and an executive and director of the Company. The fees paid to the executive and director, which were previously approved by the Board of Directors, are due to their monetary contributions and uncompensated time commitment over a period of approximately four years related to pursuing this matter and other amounts paid on the Company’s behalf prior to the Merger.

Note 11. Subsequent Events

Restricted Stock

On April 4, 2008, the Company’s Board of Directors waived any restrictions or forfeiture conditions on the 195,313 shares of restricted common stock previously granted to an executive (see Note 7) in conjunction with the executive’s resignation and a separation agreement entered into between the Company and the executive. As of March 31, 2008, the unamortized value of the restricted stock was $236,000 which will be fully amortized in April 2008 as a result of the waiver of restrictions and the executive’s resignation from the Company.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Subsequent Events, continued

Stock Option Grants

On April 24, 2008, the Company’s Board of Directors granted 600,000 stock options to certain executive officers of the Company under the Company’s 2007 Incentive Stock and Awards Plan. All of the options were granted with an exercise price of $2.00 and have a ten year life. Also, the options vest one-twelfth per quarter commencing on the first full quarter after the initial grant date of April 24, 2008.

Furthermore, on April 24, 2008, the Company’s Board of Directors modified the vesting provisions of all outstanding stock options previously granted to vest on a quarterly basis over the respective vesting period as opposed to on an annual basis.

Consulting Agreement

On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued three-year warrants to purchase 5,000 shares of the Company’s common stock at a cashless price of $2.00 per share.

2008 Private Placement

On May 12, 2008, the Company sold 1,818,180 shares of common stock for gross proceeds of $4,000,000 through a private placement to accredited investors. In addition, the investors received warrants to purchase 227,272 shares of common stock for a period of five years at a cash and cashless exercise price of $4.40 and $5.50 per share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. Our lead topical drug, Ketotransdel™, utilizes our proprietary Transdel™ cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissues where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. A Phase 1/2 clinical trial supported the safety and efficacy of Ketotransdel™ for acute pain and muscle soreness.

Plan of Operations

 For the next twelve months, our current operating plan is focused on the development of our lead drug, Ketotransdel™. In April 2008, we announced that based on the U.S. Food and Drug Administration’s (“FDA”) review of our Phase 3 submission we can initiate our Phase 3 clinical program for our novel topical cream based NSAID, Ketotransdel™. The Phase 3 program will consist of a randomized, double-blind, placebo controlled trial to evaluate the efficacy and safety of Ketotransdel™ in acute soft tissue injuries of the upper and lower extremities over a one week treatment period with a one week post-treatment follow-up. The multi-center trial will be conducted in approximately 25 - 30 sites, mainly in the United States and potentially in Canada, and will enroll approximately 300 patients, randomized 1:1 ratio Ketotransdel™ (active) versus placebo vehicle (identical to active without the drug ketoprofen). The primary efficacy endpoint is the difference in the change of baseline of pain during normal activity between active and placebo measured by using the Visual Analogue Scale (VAS), a well known and validated instrument for pain measurement. We intend to initiate the Phase 3 program in the second quarter of 2008. In addition, we will be planning to initiate another clinical study, possibly in osteoarthritis patients, to further support our registration program for Ketotransdel™ in the United States. We would anticipate reporting top-line results in the second half of 2009.

If and when the FDA approves Ketotransdel™ for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel™ for other indications. We believe that the clinical success of Ketotransdel™ will facilitate the use of the Transdel™ delivery technology in other products. We are also investigating other drug candidates and treatments for transdermal delivery using the Transdel™ platform technology for products in pain management and other therapeutic areas. Furthermore, we are exploring potential partnerships with U.S. and foreign based companies that have sales and marketing infrastructures to support Ketotransdel™ in the event that the product is approved and commercialized. We are also looking to out-license our Transdel™ drug delivery technology for the development and commercialization of additional innovative drug products. There can be no assurance that any of these activities will lead to definitive agreements.

We believe that our current staff is sufficient to carry out our business plan, however, if our operations in the future require it, we will consider the employment of additional staff.

Liquidity and Capital Resources

 Since July 24, 1998 ("Inception") through March 31, 2008, we have incurred losses of approximately $7.4 million. These losses are primarily due to general and administrative and research and development expenses. Historically, our operations have been financed through capital contributions and debt and equity financings.

As of March 31, 2008, we had $3.4 million in cash. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and individual investors of our common stock and warrants. In connection with the private placements, we raised approximately $3.8 million (net of placement agent fees and other costs aggregating $342,105) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In May 2008, we completed another private placement to accredited investors, where we raised gross proceeds of $4.0 million from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.

We are assessing our financing needs for the foreseeable future. In order to execute our operating plan over the next twelve months, which includes the expected initiation and conduct of the Phase 3 clinical program, additional financing, including, and without limitation to, equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing, will be required. There can be no assurance that such financing will be available on terms favorable to us or at all. If adequate financing is not available, we will have to delay, postpone or terminate the clinical program and curtail general and administrative operations, which would have a material adverse effect on us.

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

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. Fair value is determined at the date of grant. In accordance with SFAS 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of March 31, 2008, management estimates that the effect of forfeitures on the financial statements will be insignificant.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in our consolidated balance sheet.

Beneficial Conversion Feature. The convertible features of the convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We recorded the corresponding debt discount related to the BCF as interest expense, in fiscal year 2007, when the related instrument was converted into its common stock.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In June 2007, the FASB ratified a consensus opinion reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. We adopted EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

Item 4T. Controls and Procedures.

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

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this quarterly report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.

Dated: May 15, 2008	By:	/s/ Juliet Singh
Juliet Singh, Ph.D. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.