Form 10-Q
period 2008-06-30
TRANSDEL PHARMACEUTICALS INC
filed 2008-08-11
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission file number: 000-52998

Transdel Pharmaceuticals, Inc.
(Exact Name of Registrant in Its Charter)

Delaware	45-0567010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4225 Executive Square, Suite 485 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 457-5300
(Registrant’s Telephone Number, Including Area Code)

4225 Executive Square, Suite 460 La Jolla, CA 92037
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

As of August 7, 2008, 15,545,184 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,710,629	$3,706,369
Prepaid consulting fees	138,751	488,748
Prepaid expenses and other current assets	330,067	45,604
Total current assets	7,179,447	4,240,721
Equipment, net	2,978	—
Total assets	$7,182,425	$4,240,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$879,416	$696,340
Accrued expenses and payroll liabilities	41,363	53,901
Total liabilities	920,779	750,241

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,545,184 and 13,727,004 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	15,545	13,727
Additional paid-in capital	14,859,680	10,554,298
Deficit accumulated during the development stage	(8,613,579)	(7,077,545)
Total stockholders’ equity	6,261,646	3,490,480
Total liabilities and stockholders’ equity	$7,182,425	$4,240,721

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From July 24, 1998 (Inception) Through June 30,
	2008	2007	2008	2007	2008

Operating expenses:
Selling, general and administrative	$562,324	$151,115	$1,010,179	$251,336	$4,093,760
Research and development	718,083	47,547	937,183	85,047	3,494,927
Operating loss	1,280,407	198,662	1,947,362	336,383	7,588,687

Other income (expense):
Interest expense	—	(8,394)	—	(10,601)	(1,575,755)
Interest income	17,094	1,369	36,328	1,369	85,949
Gain on forgiveness of liabilities	—	89,914	—	89,914	89,914
Gain on settlement	—	—	375,000	—	375,000
Total other income (expense), net	17,094	82,889	411,328	80,682	(1,024,892)

Net loss	$(1,263,313)	$(115,773)	$(1,536,034)	$(255,701)	$8,613,579

Basic and diluted loss per common share	$(0.09)	$(0.01)	$(0.11)	$(0.04)
Weighted average common shares outstanding	14,726,004	7,793,441	14,226,504	6,421,544

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		For The Period From July 24, 1998 (Inception) Through June 30,
	2008	2007	2008

Cash from operating activities:
Net loss	$(1,536,034)	$(255,701)	$(8,613,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	175,000	2,475,000
Gain on forgiveness of liabilities	—	—	(89,914)
Amortization of prepaid consulting fees and depreciation	303,983	—	505,235
Non-cash interest on notes payable	—	10,601	1,575,755
Stock-based compensation	412,089	—	596,611
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	(284,463)	(96,802)	(330,067)
Accounts payable	183,076	(96,260)	969,330
Accrued expenses and payroll liabilities	(12,538)	32,177	41,363

Net cash used in operating activities	(933,887)	(230,985)	(3,010,266)

Cash flows from investing activities:
Purchase of equipment	(3,154)	—	(3,154)
Net cash used in investing activities	(3,154)	—	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	1,500,000	1,500,000
Capital contributions	—	105,907	168,707
Proceeds from purchase of common stock and exercise of warrants and stock options	—	25,700	49,950
Net proceeds from Private Placements	3,941,301	—	7,779,092

Net cash provided by financing activities	3,941,301	1,631,607	9,724,049

Net change in cash	3,004,260	1,400,622	6,710,629

Cash, beginning of period	3,706,369	542	—

Cash, end of period	$6,710,629	$1,401,164	$6,710,629

Supplemental disclosure of cash flow information:
(Revaluation) issuance of common stock and warrants to consulting firms for prepaid consulting fees, net	$(46,190)	$—	$503,810
Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177
Forgiveness of notes payable and accrued interest to shareholders	$—	$241,701	$241,701
Conversion of notes payable to shareholders	$—	$—	$196,300

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business Description

Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. The Company’s lead topical drug, Ketotransdel TM, utilizes the Company’s proprietary Transdel TM cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissue where the drug exerts its prolonged localized anti-inflammatory and analgesic effect. The Company is also investigating other drug candidates and treatments for transdermal delivery using the Transdel TM platform technology for products in pain management and other therapeutic areas.

Note 2. Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.   The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2008, the results of operations for three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, fairly stated. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 contained in Form 10-KSB filed on March 26, 2008 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.

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

In connection with the Merger, 1,849,993 shares of Transdel common stock remain outstanding and all other outstanding shares of Transdel were cancelled. Also, at the closing of the Merger, each share of Transdel Holdings common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 0.15625 of one share of Transdel’s common stock. An aggregate of 8,000,000 shares of Transdel’s common stock, which included 195,313 shares of restricted stock which were subject to forfeiture (see Note 7), were issued to the holders of Transdel Holdings’ common stock. As a result of the transaction, the former owners of Transdel Holdings became the controlling stockholders of Transdel. Accordingly, the merger of Transdel Holdings and Transdel is a reverse merger that has been accounted for as a recapitalization of Transdel Holdings.

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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies

Going Concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (“Inception”). In addition, the Company had an accumulated deficit during the development stage of $8,613,579 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company intends to obtain additional financing to fund its operations through equity or debt financing or a corporate partnership for its lead topical drug, KetotransdelTM. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.

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

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. In order to minimize the Company’s risk related to the cash equivalents, they are maintained in a money market demand account. Due to the short-term nature of this investment, the Company believes that there is no material exposure to interest rate risk. The Company maintains its cash and cash equivalents at a high-quality institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2008, the Company had approximately $6,610,629 on deposit in excess of the federally insured limit of $100,000. The Company performs an ongoing evaluation of this institution to limit its concentration of risk exposure.

Fair Value of Financial Instruments. The fair values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying values due to their short maturities.

Beneficial Conversion Feature. The convertible features of the convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force Issue (“EITF”) No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company recorded the corresponding debt discount related to the BCF as interest expense when the related instrument was converted into the Company’s common stock.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies, continued

Revenue Recognition. The Company will recognize revenues in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

As of June 30, 2008, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the U.S. Food and Drug Administration (“FDA”) and effective sales and marketing support are in place. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS No. 123R’’), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $412,089, $0 and $596,611 for the six months ended June 30, 2008 and 2007 and for the period from Inception to June 30, 2008, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $129,366 and $282,723, respectively, for the six months ended June 30, 2008 and $192,945 and $403,666, respectively, for the period from Inception to June 30, 2008. The fair value of the unvested stock option grants amounted to approximately $885,000 as of June 30, 2008.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheets (see Note 6).

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options, warrants and convertible notes were 1,812,730 and 1,523,076 for the six months ended June 30, 2008 and 2007, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

In May 2007, the holders of the Stockholders’ Notes and related warrants forgave the amounts due and forfeited the related warrants. In connection with the forgiveness, the Company recorded additional paid-in capital of $241,701 equal to the value of the Stockholders’ Notes and related accrued interest. Interest expense on the Stockholders’ Notes was $3,150 and $15,401 for six months ended June 30, 2007 and the period from Inception to June 30, 2008, respectively.

In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”). Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 (“Maturity Date”). However, as a result of the Merger and Private Placement (see Note 6), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $1.00 per share, which resulted in the issuance of 1,530,177 shares. Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes. Excluding the debt discount, interest expense on the 2007 Notes was $7,451 and $30,177 for the six months ended June 30, 2007 and the period from Inception to June 30, 2008.

Note 6. Stockholders’ Equity

On May 12, 2008, the Company sold 1,818,180 shares of common stock for gross proceeds of $4,000,000 through a follow-on private placement (the “Follow-on Private Placement”) to accredited investors. In addition, the investors received warrants to purchase 227,272 shares of common stock for a period of five years at a cash and cashless exercise price of $4.40 and $5.50 per share, respectively. In connection with the Follow-On Private Placement, the Company incurred expenses of $22,470, which was recorded as a reduction of additional paid-in capital.

Concurrent with the Merger, the Company sold 2,071,834 shares of common stock for gross proceeds of $4,143,667 through a private placement (the “Private Placement”). In addition, the investors received warrants to purchase 517,958 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively. In connection with the Private Placement, the Company incurred placement agent fees and other related expenses totaling $342,105 of which $36,229 was incurred in 2008, and issued warrants to purchase up to 33,750 shares of common stock for a period of three years at a cash and cashless exercise price of $4.00 and $5.00 per share, respectively.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders’ Equity (continued)

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

In accordance with EITF No. 00-18, 100,000 of the 275,000 shares of common stock are subject to remeasurement on a periodic basis as the performance condition for these shares is not satisfied until the end of the contract term. The remeasurement for the 100,000 shares was completed in two stages. First, in February 2008, the consulting agreement associated with these shares was terminated and as a condition of the termination, the firm retained 50,000 shares and transferred the remaining 50,000 shares to another firm. Therefore, since the performance obligation related to the 50,000 shares, retained by the terminated consulting firm, is complete, they were revalued as of the February termination date to $60,000, which was the fair market value of the shares on the termination date. Second, the remaining 50,000 shares that were transferred to the other firm will be utilized for the payment of investor communications services to be provided through September 2008. In accordance with the related agreement, the Company initially recorded the value of these shares at $100,000, which was revalued at June 30, 2008 to $92,500 (the estimated fair market value based on the closing market price). In the aggregate, the remeasurement of the 50,000 shares earned and the transfer of the remaining 50,000 shares resulted in a reduction of additional paid in capital of $47,500 ($200,000 original value less $152,500 remeasured value). For the six months ended June 30, 2008 and 2007 and for the period from Inception through June 30, 2008, the Company amortized $303,807, $0 and $505,058, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.

On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which is being amortized over the one-year term.

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

Pursuant to the terms of the Private Placement, for one year following the initial closing of the Private Placement, the Company may not issue options to purchase shares of common stock at an exercise price below $2.00 per share. In addition, for a period of 18 months following the initial closing of the Private Placement, the Company may not file a registration statement, including, without limitation, a registration statement on Form S-8, covering the resale of any shares of common stock issued pursuant to an employee benefit plan.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plans, continued

A summary of the status of the Plan for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – Beginning of Period	610,000	$2.01
Granted	600,000	2.00
Exercised	—	—
Cancelled	(200,000)	(2.00)
Options outstanding – End of Period	1,010,000	$2.01
Options exercisable – End of Period	125,091
Weighted average remaining contractual life of the outstanding options – End of period	9.4 years
Aggregate intrinsic value – End of Period	—

All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over one to three years.    The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SAB No. 107, Share-Based Payment, as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. In accordance with SFAS No. 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of June 30, 2008, management’s future estimates are that the effect of forfeitures on the financial statements will be insignificant. As of June 30, 2008, there was approximately $885,000 of total unrecognized compensation expense related to unvested stock-based compensation under the Plan. That expense is expected to be recognized over the weighted-average period of 2.9 years.

Furthermore, in August 2007, the Company issued a restricted stock grant to an executive of the Company for 195,313 shares of the Company’s common stock upon closing of the Merger (See Note 3). The restricted stock grant was scheduled to vest 100% on March 17, 2009 and valued at approximately $391,000, which was being amortized over the 18 month period. However, on April 4, 2008, the Company’s Board of Directors waived any restrictions or forfeiture conditions on the shares of restricted common stock in conjunction with the executive’s resignation and a separation agreement entered into between the Company and the executive. Therefore, the remaining unrecognized expense of $236,000 was fully amortized as a result of the waiver of the restrictions and forfeiture conditions.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Stock Warrants

In addition to the warrants issued in conjunction with the Private Placement and the Follow-On Private Placement, the Company issued a warrant to purchase shares of its common stock to a firm in connection with a consulting agreement at an exercise price of $4.00 (or cashless exercise price of $5.00). The expiration of the outstanding warrants occurs through May 2013 at various periods (see Note 6).

A summary of the status of the warrants for the period ended June 20, 2008, is as follows:
	Number of Shares Subject to Warrants Outstanding	Weighted- Average Exercise Price
Warrants outstanding – Beginning of Period	570,458	$4.00
Granted	232,272	4.35
Exercised	—	—
Expired	—	—
Warrants outstanding – End of Period	802,730	$4.10
Weighted average remaining contractual life of the outstanding warrants – End of Period	4.32 years

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

Note 10. Commitments and Contingencies

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2008.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies (continued)

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

Cato Research Ltd. Agreement

In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd., a contract research and development organization (“Cato”), the Company entered into a clinical trial services agreement with Cato on June 10, 2008 (“Agreement”). Under the Agreement, Cato will serve as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical program for Ketotransdel™, the Company’s novel topical cream based non-steroidal anti-inflammatory drug for pain. Pursuant to the Agreement, the Company will make payments to Cato upon its completion of certain specified milestones. If all milestones under the Agreement are completed and the estimated pass-through costs are incurred, the Company’s total costs under the Agreement are estimated at $3.3 million. In addition, any changes to budget parameters identified in the Agreement may result in additional costs to the Company. There can be no assurance that Cato will complete its performance under the Agreement, and to the extent that such performance is completed that the clinical trial results for Ketotransdel™ will be satisfactory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered medications. Our lead topical drug, Ketotransdel™, utilizes our proprietary Transdel™ cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effect. A Phase 1/2 clinical trial supported the safety and efficacy of Ketotransdel™ for acute pain and muscle soreness.

Plan of Operations

 For the next twelve months, our current operating plan is focused on the development of our lead drug, Ketotransdel™ for the indication of acute musculoskeletal pain. On June 16, 2008, we announced that we initiated our Phase 3 clinical program for our novel analgesic and anti-inflammatory topical cream, Ketotransdel™, which contains ketoprofen. The first Phase 3 study will consist of a randomized, double-blind, placebo controlled trial to evaluate the efficacy and safety of Ketotransdel™ in acute soft tissue injuries of the upper and lower extremities over a one week treatment period with a one week post-treatment follow-up for safety. The multi-center trial will be conducted at approximately 25 to 35 sites, mainly in the United States and potentially in Canada, and will enroll approximately 350 patients, randomized 1:1 ratio Ketotransdel™ (active) versus placebo vehicle (identical to active without the drug ketoprofen). The primary efficacy endpoint is the difference in the change of baseline of pain during normal activity for the past 24 hours from measurement at the Day 3 clinical visit between active and placebo measured by using the Visual Analogue Scale (VAS), a well known and validated instrument for pain measurement. Secondary endpoints include safety assessments and other efficacy parameters measured by VAS. As of July 31, 2008, we have initiated two study sites for this Phase 3 study. We would anticipate reporting top-line results in the second half of 2009. In addition, as required by the FDA, we will be initiating a second Phase 3 clinical study in acute musculoskeletal pain, potentially for the treatment of acute flare in osteoarthritis patients. We are currently assessing the design and timing of this additional study that will support the registration of Ketotransdel™ in the United States.

If and when the FDA approves Ketotransdel™ for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel™ for other indications. We believe that the clinical success of Ketotransdel™ will facilitate the use of the Transdel™ delivery technology in other products. We are also investigating other drug candidates and treatments for transdermal delivery using the Transdel™ platform technology for products in pain management and other therapeutic areas. Furthermore, we are exploring potential partnerships with U.S. and foreign based companies that have sales and marketing infrastructures to support Ketotransdel™ in the event that the product is approved and commercialized. We are also looking to out-license our Transdel™ drug delivery technology for the development and commercialization of additional innovative drug products. In addition, we are exploring opportunities in the cosmeceutical industry which may use our patented delivery technology. There can be no assurance that any of these activities will lead to definitive agreements.

We believe that our current staff is sufficient to carry out our business plan in the coming twelve months, however, if our operations in the future require it, we will consider the employment of additional staff.

Liquidity and Capital Resources

 Since July 24, 1998 (“Inception”) through June 30, 2008, we have incurred losses of approximately $8.6 million. These losses are primarily due to general and administrative and research and development expenses. Historically, our operations have been financed through capital contributions and debt and equity financings.

As of June 30, 2008, we had $6.7 million in cash. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and individual investors of our common stock and warrants. In connection with the private placements, we raised approximately $3.8 million (net of placement agent fees and other costs aggregating $342,105) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In May 2008, we completed another private placement to accredited investors, where we raised gross proceeds of $4.0 million from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.

We are assessing our financing needs for the foreseeable future. In order to execute our operating plan over the next twelve months, which includes the conduct of the Phase 3 clinical program, we will be required to raise additional funds to support our operations. This funding requirement raises substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our continuation as a going concern is dependent on our ability to obtain additional financing to fund operations, implement our business model, and ultimately, to attain profitable operations. We intend to obtain additional financing to fund our operations through, and without limitation to, equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. There can be no assurance that such financing will be available on terms favorable to us or at all. If adequate financing is not available, we will have to delay, postpone or terminate the clinical program and curtail general and administrative operations, which would have a material adverse effect on us.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our unaudited condensed consolidated financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment , (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. Fair value is determined at the date of grant. In accordance with SFAS No. 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of June 30, 2008, management estimates that the effect of forfeitures on the unaudited condensed financial statements will be insignificant.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we recorded the fair value of the common stock issued for future consulting services as prepaid consulting fees in our unaudited condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations . SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008, we have not sold any equity securities during the period covered by this quarterly report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Clinical Trial Services Agreement by and between Transdel Pharmaceuticals, Inc. and Cato Research Ltd.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.

Dated: August 11, 2008	By:	/s/ Juliet Singh
Juliet Singh, Ph.D. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Clinical Trial Services Agreement by and between Transdel Pharmaceuticals, Inc. and Cato Research Ltd.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
______________________

*	Filed herewith.