Form 10-Q
period 2008-09-30
TRANSDEL PHARMACEUTICALS INC
filed 2008-11-14
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, 15,545,184 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,775,523	$3,706,369
Prepaid consulting fees	764	488,748
Prepaid expenses and other current assets	210,000	45,604
Total current assets	5,986,287	4,240,721
Equipment, net	2,714	—
Total assets	$5,989,001	$4,240,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523,516	$696,340
Accrued expenses and payroll liabilities	83,953	53,901
Total liabilities	607,469	750,241

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,462,616 and 13,727,004 shares issued and outstanding as of September 30, 2008 and December 31, 2007	15,462	13,727
Additional paid-in capital	14,794,604	10,554,298
Deficit accumulated during the development stage	(9,428,534)	(7,077,545)
Total stockholders’ equity	5,381,532	3,490,480
Total liabilities and stockholders’ equity	$5,989,001	$4,240,721

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From July 24, 1998 (Inception) Through September 30,
	2008	2007	2008	2007	2008

Operating expenses:
Selling, general and administrative	$305,221	$247,891	$1,315,400	$499,227	$4,398,981
Research and development	529,455	721,253	1,466,638	806,300	4,024,382
Operating loss	834,676	969,144	2,782,038	1,305,527	8,423,363

Other income (expense):
Interest expense	—	(1,552,903)	—	(1,563,504)	(1,575,755)
Interest income	19,721	12,983	56,049	14,352	105,670
Gain on forgiveness of liabilities	—	—	—	89,914	89,914
Gain on settlement	—	—	375,000	—	375,000
Total other income (expense), net	19,721	(1,539,920)	431,049	(1,459,238)	(1,005,171)

Net loss	$(814,955)	$(2,509,064)	$(2,350,989)	$(2,764,765)	$(9,428,534)

Basic and diluted loss per common share	$(0.05)	$(0.29)	$(0.16)	$(0.38)
Weighted average common shares outstanding	15,462,616	8,745,363	14,586,704	7,204,663

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		For The Period From July 24, 1998 (Inception) Through September 30,
	2008	2007	2008

Cash from operating activities:
Net loss	$(2,350,989)	$(2,764,765)	$(9,428,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	175,000	2,475,000
Gain on forgiveness of liabilities	—	(89,914)	(89,914)
Amortization of prepaid consulting fees and depreciation	284,598	28,752	485,850
Non-cash interest on notes payable	—	1,563,504	1,575,755
Stock-based compensation	504,566	43,051	689,088
Changes in operating assets and liabilities:
Prepaid consulting costs	—	(140,000)	(140,000)
Prepaid expenses and other current assets	(164,396)	(44,132)	(210,000)
Accounts payable	(172,824)	117,102	613,430
Accrued expenses and payroll liabilities	30,052	42,128	83,953

Net cash used in operating activities	(1,868,993)	(1,069,274)	(3,945,372)

Cash flows from investing activities:
Purchase of equipment	(3,154)	—	(3,154)
Net cash used in investing activities	(3,154)	—	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	1,500,000	1,500,000
Capital contributions	—	105,907	168,707
Proceeds from purchase of common stock and exercise of warrants and stock options	—	25,750	49,950
Net proceeds from Private Placements	3,941,301	3,735,167	7,779,092

Net cash provided by financing activities	3,941,301	5,366,824	9,724,049

Net change in cash and cash equivalents	2,069,154	4,297,550	5,775,523

Cash and cash equivalents, beginning of period	3,706,369	542	—

Cash and cash equivalents, end of period	$5,775,523	$4,298,092	$5,775,523

Supplemental disclosure of cash flow information:
Adjustment/issuance of common stock and warrants to consulting firms for prepaid consulting fees, net	$(203,826)	$550,000	$346,174
Conversion of notes payable and accrued interest into common stock	$—	$1,530,177	$1,530,177
Forgiveness of notes payable and accrued interest to shareholders	$—	$241,701	$241,701
Conversion of notes payable to shareholders	$—	$—	$196,300

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business Description

Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered products. The Company’s lead topical drug, KetotransdelTM utilizes the Company’s proprietary TransdelTM cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissue where the drug exerts its localized anti-inflammatory and analgesic effect. The Company is also investigating other drug candidates and treatments for transdermal delivery using the TransdelTM platform technology for products in pain management and other therapeutic areas.

Note 2. Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.   The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2008, the results of operations for three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, fairly stated. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 contained in Form 10-KSB filed on March 26, 2008 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.

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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies

Going Concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (“Inception”). In addition, the Company had an accumulated deficit during the development stage of $9,428,534 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company intends to obtain additional financing to fund its operations through equity or debt financing, or a corporate partnership for its lead topical drug, Ketotransdel™ . However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Enterprise. The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises . The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since Inception have been considered as part of the Company’s development stage activities.

Research and Development. Research and development costs are charged to expense when incurred.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. In order to minimize the Company’s risk related to the cash equivalents, they are maintained in a money market demand account. Due to the short-term nature of this investment, the Company believes that there is no material exposure to interest rate risk. The Company maintains its cash and cash equivalents at a high-quality institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company performs an ongoing evaluation of this institution.  On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 through December 31, 2009, therefore, based on the cash and cash equivalent balance as of September 30, 2008, the Company had $5,525,523 in excess of the increased limit.

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

Revenue Recognition. The Company will recognize revenues in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition , as amended by SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Summary of Significant Accounting Policies, continued

As of September 30, 2008, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the U.S. Food and Drug Administration (“FDA”) or until the Company is able to commercialize one of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues.  The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its drug candidates.  Similarly, the Company currently cannot estimate when it will generate revenues from the cosmetic products.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS No. 123R’’), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $504,566, $43,051 and $689,088 for the nine months ended September 30, 2008 and 2007 and for the period from Inception to September 30, 2008, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $204,323 and $300,243, respectively, for the nine months ended September 30, 2008, $8,385 and $34,666, respectively, for the nine months ended September 30, 2007, and $267,902 and $421,186, respectively, for the period from Inception to September 30, 2008. The fair value of the unvested stock option grants amounted to approximately $791,000 as of September 30, 2008.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheets (see Note 6).

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options, warrants and convertible notes were 1,812,730 and 1,151,708 for the nine months ended September 30, 2008 and 2007, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

In May 2007, the holders of the Stockholders’ Notes and related warrants forgave the amounts due and forfeited the related warrants. In connection with the forgiveness, the Company recorded additional paid-in capital of $241,701 equal to the value of the Stockholders’ Notes and related accrued interest. Interest expense on the Stockholders’ Notes was $3,150 and $15,401 for nine months ended September 30, 2007 and the period from Inception to September 30, 2008, respectively.

In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”). Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 (“Maturity Date”). However, as a result of the Merger and Private Placement (see Note 6), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $1.00 per share, which resulted in the issuance of 1,530,177 shares. Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes. Excluding the debt discount, interest expense on the 2007 Notes was $30,177 for the nine months ended September 30, 2007 and the period from Inception to September 30, 2008.

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

In September 2007, the Company entered into three, one-year consulting agreements with three separate firms to provide services related to investor communications. The terms per one of the agreements, among other items, include monthly payments of $7,500 plus expenses and for another agreement a non-refundable fee of $140,000. Also, in the aggregate, 275,000 shares of common stock were issued in accordance with the terms of the agreements along with a warrant to purchase 18,750 shares of common stock for a period of five years at a cash and cashless exercise price of $4.00 and $5.00, respectively. The fair value of the stock and warrants were valued at $550,000. The estimated costs of the consulting agreements, including the stock, warrants and non-refundable fee were amortized over the one-year terms.

In accordance with EITF No. 00-18, 100,000 of the 275,000 shares of common stock are subject to remeasurement on a periodic basis as the performance condition for these shares is not satisfied until the end of the contract term. The remeasurement for the 100,000 shares was completed in two stages. First, in February 2008, the consulting agreement associated with these shares was terminated and as a condition of the termination, the firm retained 50,000 shares and transferred the remaining 50,000 shares to another firm. Therefore, since the performance obligation related to the 50,000 shares, retained by the terminated consulting firm, is complete, they were revalued as of the February termination date to $60,000, which was the fair market value of the shares on the termination date. Second, the remaining 50,000 shares that were transferred to the other firm will be utilized for the payment of investor relation services. The Company originally estimated that these shares would be utilized and earned for investor relations services by the end of the one-year term, however, these 50,000 shares along with 32,568 (for an aggregate of 82,568) shares from the issuance of common stock to one of the other consulting firms were not earned as of September 30, 2008. Therefore, these shares are being held for final disposition for investor relation services to be provided to the Company. As a result, in accordance with EITF Topic D-90, these shares are not considered issued and outstanding as of September 30, 2008. The Company fully intends to utilize these shares for payment of investor relation services within the next six to nine months. For the nine months ended September 30, 2008 and 2007 and for the period from Inception through September 30, 2008, the Company amortized $284,598, $28,752 and $485,850, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders’ Equity, continued

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

Note 7. Stock Option Plans

On September 17, 2007, the Company’s board of directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “Plan”), which provides for the issuance of a maximum of 1,500,000 shares of Common Stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The Plan will be administered by the Company’s Board of Directors until such time as such authority has been delegated to a committee of the board of directors. On November 5, 2008, the Company’s shareholders approved an increase to the number of authorized shares for issuance to 3,000,000.

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

A summary of the status of the Plan for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – Beginning of Period	610,000	$2.01
Granted	600,000	2.00
Exercised	—	—
Cancelled	(200,000)	(2.00)
Options outstanding – End of Period	1,010,000	$2.01
Options exercisable – End of Period	204,167
Weighted average remaining contractual life of the outstanding options – End of period	9.3 years
Aggregate intrinsic value – End of Period	—

All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over one to three years.    The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SAB No. 107, Share-Based Payment , as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. In accordance with SFAS No. 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of September 30, 2008, management’s future estimates are that the effect of forfeitures on the financial statements will be insignificant. As of September 30, 2008, there was approximately $791,000 of total unrecognized compensation expense related to unvested stock-based compensation under the Plan. That expense is expected to be recognized over the weighted-average period of 2.3 years.

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

A summary of the status of the warrants for the period ended September 30, 2008, is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted- Average Exercise Price
Warrants outstanding – Beginning of Period	570,458	$4.00
Granted	232,272	4.35
Exercised	—	—
Expired	—	—
Warrants outstanding – End of Period	802,730	$4.10
Weighted average remaining contractual life of the outstanding warrants – End of Period	4.07 years

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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008.

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

Cosmetic Products Consulting Agreement

On August 25, 2008, the Company entered into a consulting agreement with a firm to provide product and business development services for specific cosmetic products that would be developed by the Company. To the extent a specific cosmetic product, applicable to the consulting agreement, is successfully developed and a separate agreement is entered into between the Company and a third party for (including but not limited to) the out-license or distribution of a product, the firm will receive a percentage of the operating profits from the third party agreement as agreed upon in the consulting agreement.

Note 11. Subsequent Events

 Investor Relations Agreement

On October 27, 2008, the Company entered into an agreement with an investor relations firm (“IR FIRM”), pursuant to which the IR FIRM will provide certain investor relations and public relations services to the Company for a period of one year, beginning on November 1, 2008.  In exchange for such services, the Company issued 82,568 registered shares of its common stock, a portion of which is forfeitable, to the IR FIRM as a prepayment of services to be received and beginning on or about March 1, 2008, the Company has agreed to issue an additional 22,889 shares of unregistered common stock to the IR FIRM on a monthly basis thereafter for the term of the agreement.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Subsequent Events, continued

Stock Option Grant

On November 5, 2008, the Company’s Board of Directors granted 10,000 stock options to an employee of the Company under the Company’s 2007 Incentive Stock and Awards Plan. The options were granted with an exercise price of $1.10 and have a ten year life. Also, the options vest one-twelfth per quarter commencing on the first full quarter after the initial grant date of November 5, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of non-invasive topically delivered products. Our lead topical drug, Ketotransdel™, utilizes our proprietary Transdel™ cream formulation to facilitate the passage of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin barrier to reach targeted underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effect. Ketotransdel™ is currently being studied in a Phase 3 U.S. registration trial in acute soft tissue injuries..

Plan of Operations

 For the next twelve months, our current operating plan is focused on the development of our lead drug, Ketotransdel™ for the indication of acute musculoskeletal pain, co-development opportunities in other therapeutic areas and the development of our cosmetic products.

On June 16, 2008, we announced that we initiated our Phase 3 clinical program for our novel analgesic and anti-inflammatory topical cream, Ketotransdel™, which contains ketoprofen and on September 22, 2008 we announced the enrollment of our first patient. The first Phase 3 study will consist of a randomized, double-blind, placebo controlled trial to evaluate the efficacy and safety of Ketotransdel™ in acute soft tissue injuries of the upper and lower extremities over a one week treatment period with a one week post-treatment follow-up for safety. The multi-center trial will be conducted at approximately 25 to 35 sites, mainly in the United States and potentially in Canada, and will enroll approximately 350 patients, randomized 1:1 ratio Ketotransdel™ (active) versus placebo vehicle (identical to active without the drug ketoprofen). The primary efficacy endpoint is the difference in the change of baseline of pain during normal activity for the past 24 hours from measurement at the Day 3 clinical visit between active and placebo measured by using the Visual Analogue Scale (VAS), a well known and validated instrument for pain measurement. Secondary endpoints include safety assessments and other efficacy parameters measured by VAS. As of October 31, 2008, we have initiated three study sites for this Phase 3 study. We would anticipate reporting top-line results in the second half of 2009. In addition, as required by the FDA, we will be initiating a second Phase 3 clinical study in acute musculoskeletal pain, potentially for the treatment of acute flare in osteoarthritis patients. We are currently assessing the design and timing of this additional study that will support the registration of Ketotransdel™ in the United States.

If and when the FDA approves Ketotransdel™ for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel™ for other indications, such as osteoarthritis. We believe that the clinical success of Ketotransdel™ will facilitate the use of the Transdel™ delivery technology in other products. We are also investigating other drug candidates and treatments for transdermal delivery using the Transdel™ platform technology for products in pain management and other therapeutic areas. We have identified key therapeutic areas for co-development opportunities and are in the discussion phase with potential partners for these identified products. Furthermore, we are exploring potential partnerships with U.S. and foreign based companies that have sales and marketing infrastructures to support Ketotransdel™ in the event that the product is approved and commercialized. We are also looking to out-license our Transdel™ drug delivery technology for the development and commercialization of additional innovative drug products. In addition, we have developed two cosmetic formulations using our patented delivery system.  One product will potentially improve the appearance of facial fine lines and wrinkles and other signs of aging on the face, while the other product will potentially treat cellulite on the thighs.  We anticipate continuing the expansion of our cosmetic product opportunities. There can be no assurance that any of these activities will lead to definitive agreements.

We believe that our current staff is sufficient to carry out our business plan in the coming twelve months, however, if our operations in the future require it, we will consider the employment of additional staff or the use of consultants

Liquidity and Capital Resources

 Since July 24, 1998 (“Inception”) through September 30, 2008, we have incurred losses of approximately $9.4 million. These losses are primarily due to general and administrative and research and development expenses. Historically, our operations have been financed through capital contributions and debt and equity financings.

As of September 30, 2008, we had approximately $5.8 million in cash. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and individual investors of our common stock and warrants. In connection with the private placements, we raised approximately $3.8 million (net of placement agent fees and other costs aggregating $342,105) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In May 2008, we completed another private placement to accredited investors, where we raised gross proceeds of $4.0 million from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.

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

Our continuation as a going concern is dependent on our ability to obtain additional financing to fund operations, implement our business model, and ultimately, to attain profitable operations. We intend to obtain additional financing to fund our operations through, and without limitation to, equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. There can be no assurance that such financing will be available on terms favorable to us or at all, particularly if the volatile conditions in the stock and financial markets, and more particularly the market for pharmaceutical company stocks, persist. If adequate financing is not available, we will have to delay, postpone or terminate the clinical program and curtail general and administrative operations, which would have a material adverse effect on us.

If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment , (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. Fair value is determined at the date of grant. In accordance with SFAS No. 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. As of September 30, 2008, management estimates that the effect of forfeitures on the unaudited condensed financial statements will be insignificant.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our condensed consolidated balance sheets.

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

PART II
OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 26, 2008.

Risks Relating to Our Business

*We have incurred losses in the research and development of Ketotransdel™ and our Transdel™ technology since inception. No assurance can be given that we will ever generate revenue or become profitable.

Since inception we have recorded operating losses. From Inception through September 30, 2008, we have a deficit accumulated during the development stage of approximately $9.4 million, and for the three and nine months ended September 30, 2008, we experienced a net loss of approximately $815,000 and $2.4 million, respectively. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to license rights to particular drugs. The license fees for such drugs may increase our costs.

As we continue to engage in the development of Ketotransdel™ and develop other products, there can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether Ketotransdel™ receives FDA approval. We cannot be certain that we will receive FDA approval for Ketotransdel™ or other products, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Further, there is no assurance our cosmetic products will lead to successful products.  Unless we raise additional capital, we may not be able to execute our business plan or fund business operations long enough to achieve positive cash flow. Furthermore, we may be forced to reduce our expenses and cash expenditures to a material extent, which would impair our ability to execute our business plan.

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

*We may be subject to product liability claims.

The development, manufacture, and sale of pharmaceutical products expose us to the risk of significant losses resulting from product liability claims.  Although we have obtained and intend to maintain product liability insurance to offset some of this risk, we may be unable to maintain such insurance or it may not cover certain potential claims against us.

In the future, we may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years.  Currently we have been able to secure insurance coverage, however, we may be faced with a successful claim against us in excess of our product liability coverage that could result in a material adverse impact on our business.  If insurance coverage is too expensive or is unavailable to us in the future, we may be forced to self-insure against product-related claims.  Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on our operations.

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

The manufacture, use or sale of our proprietary products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring these actions to a successful conclusion. In such case, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms, if at all.

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

Risks Relating to the Common Stock

*We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 required us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting which commenced with the annual report on Form 10-KSB for the Fiscal Year 2007 and will be conducted for the Fiscal Year 2008. Also, we will be required to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-K for the fiscal year ended December 31, 2009. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm certifications required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

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

*Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may not be able to obtain additional funding, particularly if the volatile conditions in the stock and financial markets, and more particularly the market for pharmaceutical company stocks, persist. If we are unable to obtain additional funding, we may be required to delay, further reduce the scope of or discontinue one or more of our research and development projects, sell the company or certain of its assets or technologies, or dissolve and liquidate the company’s assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since July 1, 2008, we have issued or agreed to issue the following shares of our common stock that have not been registered under the Securities Act of 1933, as amended:

On October 27, 2008, we entered into an agreement with an investor relations firm (“IR FIRM”), pursuant to which the IR FIRM will provide certain investor relations and public relations services to us for a period of one year, beginning on November 1, 2008.  In exchange for such services, we issued 82,568 registered shares of our common stock, a portion of which is forfeitable, to the IR FIRM as a prepayment of services to be received, and beginning on or about March 1, 2008, we have agreed to issue an additional 22,889 shares of unregistered common stock to the IR FIRM on a monthly basis thereafter for the term of the agreement. The offer, sale and issuance of these securities was made in reliance upon the exemption from registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.

On November 5, 2008, we granted a stock option to an employee, to purchase 10,000 shares of our common stock at an exercise price of $1.10 per share, which was the closing bid price of our common stock on the date of grant. The issuance of these securities is exempt from registration in reliance on Rule 701 of the under the Securities Act of 1933 pursuant to compensatory benefit plans approved by our board of directors.

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

Transdel Pharmaceuticals, Inc.

Dated: November 14, 2008	By:	/s/ Juliet Singh
Juliet Singh, Ph.D. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.