Form 10-Q
period 2009-03-31
TRANSDEL PHARMACEUTICALS INC
filed 2009-05-08
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-52998
Transdel Pharmaceuticals, Inc.
(Exact Name of Registrant in Its Charter)

Delaware	45-0567010

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

4225 Executive Square, Suite 485
La Jolla, CA	92037

(Address of Principal Executive Offices)	(Zip Code)
(858) 457-5300

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 5, 2009, 15,602,061 shares of issuer’s common stock, with $0.001 par value per share were outstanding.
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,193,350	$5,111,031
Prepaid consulting fees	109	29,048
Prepaid expenses and other current assets	159,242	193,306

Total current assets	4,352,701	5,333,385
Equipment, net	2,186	2,450

Total assets	$4,354,887	$5,335,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780,860	$556,390
Accrued Phase 3 expenses	417,408	141,952
Accrued expenses and payroll liabilities	46,895	65,651

Total liabilities	1,245,163	763,993

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,602,061 and 15,556,283 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	15,602	15,556

Additional paid-in capital	15,097,291	14,938,219

Deficit accumulated during the development stage	(12,003,169)	(10,381,933)

Total stockholders’ equity	3,109,724	4,571,842

Total liabilities and stockholders’ equity	$4,354,887	$5,335,835

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
			Period From
			July 24, 1998
			(Inception)
	Three Months Ended		Through
	March 31,		March
	2009	2008	31, 2009
Operating expenses:
Selling, general and administrative	$481,474	$447,855	$5,320,786
Research and development	1,146,551	219,100	5,694,960

Operating loss	1,628,025	666,955	11,015,746

Other income (expense):
Interest expense	—	—	(1,575,755)
Interest income	6,789	19,234	123,418
Gain on forgiveness of liabilities	—	—	89,914
Gain on settlement	—	375,000	375,000

Total other income (expense), net	6,789	394,234	(987,423)

Net loss	$(1,621,236)	$(272,721)	$(12,003,169)

Basic and diluted loss per common share	$(0.10)	$(0.02)

Weighted average common shares outstanding	15,564,676	13,644,436

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(1,621,236)	$(272,721)	$(12,003,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	—	—	(89,914)
Amortization of prepaid consulting fees	28,939	137,627	571,899
Depreciation	264	—	968
Non-cash interest on notes payable	—	—	1,575,755
Stock-based compensation	159,118	144,051	906,081
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	34,064	8,226	(159,242)
Accounts payable	224,470	(268,752)	870,774
Accrued Phase 3 expenses	275,456	—	417,408
Accrued expenses and payroll liabilities	(18,756)	(10,327)	46,895

Net cash used in operating activities	(917,681)	(261,896)	(5,527,545)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(3,154)

Net cash used in investing activities	—	—	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	—	1,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	—	—	49,950
Net (costs) proceeds from Private Placements	—	(36,229)	7,779,092

Net cash (used in) provided by financing activities	—	(36,229)	9,724,049

Net change in cash and cash equivalents	(917,681)	(298,125)	4,193,350
Cash and cash equivalents, beginning of period	5,111,031	3,706,369	—

Cash and cash equivalents, end of period	$4,193,350	$3,408,244	$4,193,350

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$—	$(52,500)	$432,007

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

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
Note 2. Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2009, the results of operations for three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, fairly stated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 contained in Form 10-K filed on March 26, 2009 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.
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
In connection with the merger, 1,849,993 of Transdel common shares remain outstanding and all other outstanding shares of Transdel were cancelled. Also, at the closing of the Merger, each share of Transdel Holdings common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 0.15625 of one share of Transdel’s common stock. An aggregate of 8,000,000 shares of Transdel’s common stock, which includes 195,313 shares of restricted stock which were subject to forfeiture (see Note 6), were issued to the holders of Transdel Holdings’ common stock. As a result of the transaction, the former owners of Transdel Holdings became the controlling stockholders of Transdel. Accordingly, the merger of Transdel Holdings and Transdel is a reverse merger that has been accounted for as a recapitalization of Transdel Holdings.
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
The accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has sustained significant losses since Inception and expects to continue to incur losses through 2009. As discussed in Note 5, the Company raised an additional $4,000,000 ($3,978,000 proceeds, net of fees) in May 2008 as a result of an issuance of equity securities in a private placement. Management believes its cash and cash equivalents balance as of March 31, 2009 is sufficient to meet the Company’s capital and operating requirements for the next 12 months to execute a portion of their operating plan, which would include completing the Phase 3 trial currently in progress.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
In order to execute the second Phase 3 clinical trial for Ketotransdel®, which is currently required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Ketotransdel®, the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results or financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results or financial condition.
Research and Development. Research and development costs are charged to expense and accordingly accrued when incurred.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $1,289,000 as of March 31, 2009) in a combination of government issued and government backed securities. The remaining amount of cash is held in the form of multiple short term certificates of deposit, all of which are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
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
As of March 31, 2009, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.
Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’). SFAS 123R requires all share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $159,118, $144,051 and $906,081 for the three months ended March 31, 2009 and 2008 and the period from Inception through March 31, 2009, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $156,199 and $2,919, $57,774 and $86,277, and $504,527 and $401,554, respectively. The fair value of the unvested stock options and restricted stock grants amounted to $574,725 as of March 31, 2009.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in its consolidated balance sheets (see Note 5).
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
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 1,837,730 and 1,180,458 for the three months ended March 31, 2009 and 2008, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.
Use of Estimates. The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, the valuation of contributed services, stock options, deferred taxes and stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.
Reclassification. To conform to the current year’s presentation, the Company reclassified $141,952 related to amounts previously classified as accounts payable as of December 31, 2008 to accrued Phase 3 expenses.
Note 5. Stockholders’ Equity
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Stockholders’ Equity (continued)
In accordance with EITF No. 00-18, 100,000 of the 275,000 shares of common stock were subject to remeasurement on a periodic basis as the performance condition for these shares was not satisfied until the end of the contract term. The remeasurement for the 100,000 shares was completed in two stages. First, in February 2008, the consulting agreement associated with these shares was terminated and as a condition of the termination, the firm retained 50,000 shares and transferred the remaining 50,000 shares to another firm. Therefore, since the performance obligation related to the 50,000 shares, retained by the terminated consulting firm, was complete they were revalued as of the February termination date to $60,000. This was the fair market value of the shares on the February 2008 termination date of which approximately $30,000 was recorded as an expense in each of the fiscal years 2008 and 2007. Due to the final valuation of these shares an adjustment of $40,000 was recorded to decrease prepaid consulting costs and additional paid-in capital as the original value of these shares was $100,000. Second, the remaining 50,000 shares that were transferred to the other firm were intended to be utilized for the payment of investor relation services. During fiscal year 2008, through quarterly revaluations of these shares, the Company recorded a net decrease of $7,500 to prepaid consulting costs and additional paid-in capital. The Company originally estimated that these shares would be utilized and earned for investor relations services by the end of the one-year term, however, these 50,000 shares along with 32,568 (for an aggregate of 82,568) shares from the issuance of common stock to one of the other consulting firms were not earned as of the termination of the respective agreements. As a result, the aggregate expense recognized to date for the 82,568 shares of approximately $158,000 was reversed during fiscal year 2008 and since shares were considered not to be issued or outstanding, the same value was deducted (in the aggregate) from common stock and additional paid-in capital.
On October 27, 2008, the Company entered into an agreement with an investor relations firm (“IR Firm”), pursuant to which the IR Firm would provide certain investor relations and public relations services to the Company for a period of one year, beginning on November 1, 2008. In exchange for such services, the Company issued the 82,568 registered shares of its common stock, of which 68,667 shares were nonforfeitable (valued at $85,834 and recorded as prepaid consulting fees in the accompanying consolidated balance sheet as of December 31, 2008) and 13,901 shares were forfeitable, to the IR Firm as a prepayment of services to be received. The Company terminated the agreement with the IR Firm effective March 31, 2009. Therefore, during the first quarter of 2009, the Company amortized the remaining portion of the nonforfeitable shares of $28,612 (previously issued and recorded as prepaid consulting fees) and recognized the issuance of the 13,901 forfeitable shares in addition to the issuance of 31,877 (for an aggregate of 45,778) shares of the Company’s common stock for services provided by the IR Firm. The fair market value of the shares issued during the first quarter of 2009 was $50,356, which was included in selling, general and administrative expenses in the accompanying statement of operations and is included in the expenses disclosed in Note 6.
On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which is being amortized over the one-year term. For the three months ended March 31, 2009, $327 was amortized and included in selling, general and administrative expenses in the accompanying statement of operations
For the three months ended March 31, 2009 and 2008 and for the period from Inception through March 31, 2009, the Company amortized $28,939, $137,627 and $571,899, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
Note 6. Stock Option Plan
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Option Plan (continued)
A summary of the Plan for the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Ave.
		Ave.	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value
Outstanding – January 1, 2009	1,085,000	$1.63
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(50,000)	2.00

Outstanding – March 31, 2009	1,035,000	$1.62	9.0	$111,500

Exercisable – March 31, 2009	371,583	$1.82

The options were granted to the employees, directors and a consultant at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the date of the issuance. All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over three months to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SAB No. 107, Share-Based Payment, as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. For the three months ended March 31, 2009, the Company recorded stock-based compensation related to stock options for employees and directors of $76,121.
On December 19, 2008, the Board of Directors approved and the Company entered into a consulting agreement with a firm to provide the Company with business development services. As part of the compensation for the services, the Company issued the firm a non-qualified stock option, under the Plan, to purchase up to 50,000 shares of common stock. The stock option vested in full on March 19, 2009. The option was granted with an exercise price of $0.99 and has a ten year life. The option will be revalued on an interim basis until the termination of the agreement; therefore, the estimated fair value of the stock option at March 31, 2009, based on the Black-Scholes pricing model was $38,900, This option is being amortized over the term of the agreement which is approximately four months as the consulting agreement was terminated effective April 16, 2009. For the three months ended March 31, 2009, the Company recorded stock-based compensation related to this stock option of $28,267.
The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on March 31, 2009, based on the closing price of the Company’s common stock of $1.10 on that date.
As of March 31, 2009, there was $563,786 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 2.3 years.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Option Plans (continued)
Therefore, the remaining unrecognized expense of $236,000 was fully amortized in the second quarter of 2008 as a result of the waiver of the restrictions and forfeiture conditions.
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant is scheduled to vest over a one-year period, with one-quarter of the total number of shares subject to such grant vesting on the first quarterly anniversary of the grant date, and one-quarter of the total number of shares vesting on a quarterly basis thereafter. The fair value of the grant was determined to be $17,500 and will be amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the three months ended March 31, 2009, the Company recorded stock-based compensation related to this restricted stock of $4,374. As of March 31, 2009, there was $10,939 of total unrecognized compensation expense related to the unvested restricted stock grant. Also, if the director terminates his service prior to the end of the one-year period, any unvested portion of the restricted stock grant will be subject to forfeiture.
The Company recorded total stock-based compensation for employees, directors and consultants of $159,118, $144,051 and $906,081 for the three months ended March 31, 2009 and 2008 and the period from Inception through March 31, 2009, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $156,199 and $2,919, $57,774 and $86,277, and $504,527 and $401,554, respectively.
Note 7. Stock Warrants
In addition to the warrants issued in conjunction with the Private Placement and the Follow-On Private Placement, the Company issued a warrant to purchase shares of its common stock to a firm in connection with a consulting agreement at an exercise price of $2.00. The expiration of the outstanding warrants occurs through May 2013 at various periods (see Note 5).
A summary of the status of the warrants for the three months ended March 31, 2009 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding – January 1, 2009	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding – March 31, 2009	802,730	$4.10

Weighted average remaining contractual life of the outstanding warrants – March 31, 2009	3.56 years

Note 8. Recent Accounting Pronouncements
The following pronouncements have been issued by the FASB:
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company adopted SFAS No. 141R as of January 1, 2009 and it did not have any effect on the Company’s condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Recent Accounting Pronouncements (continued)
In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (“EITF No. 07-1”). EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company may enter into regarding development and commercialization of products. EITF No. 07-1 is effective for the Company as of January 1, 2009. The adoption of EITF No. 07-01 did not have an effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Since the Company currently does not have any noncontrolling interest, the adoption of SFAS No. 160 did not have an impact on the Company’s condensed consolidated financial statements.
Effective January 1, 2009 the Company adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 did not have a material effect on the Company’s condensed consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
Note 9. Commitments and Contingencies
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Commitments and Contingencies (continued)
Cosmetic Products Consulting Agreement
On August 25, 2008, the Company entered into a consulting agreement with a firm to provide product and business development services for specific cosmetic/cosmeceutical products that would be developed by the Company. To the extent a specific cosmetic/cosmeceutical product, applicable to the consulting agreement, is successfully developed and a separate agreement is entered into between the Company and a third party for (including but not limited to) the out-license or distribution of a product, the firm will receive a percentage of the operating profits from the third-party agreement as agreed upon in the consulting agreement.
Note 10. Related Party Transaction
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
Clinical Program for Ketotransdel®
     On June 16, 2008, we announced that we initiated our Phase 3 clinical program for our novel analgesic and anti-inflammatory topical cream, Ketotransdel®, which contains ketoprofen and on September 22, 2008, we announced the enrollment of our first patient. The first Phase 3 study consists of a randomized, double-blind, placebo controlled trial to evaluate the efficacy and safety of Ketotransdel® in acute soft tissue injuries of the upper and lower extremities over a one week treatment period with a one week post-treatment follow-up for safety. The multi-center trial will be conducted at approximately 30 sites in the United States and will enroll approximately 350 patients, randomized 1:1 ratio Ketotransdel (active) versus placebo vehicle (identical to active without the drug ketoprofen). The primary efficacy endpoint is the difference in the change of baseline of pain during normal activity for the past 24 hours from measurement at the Day 3 clinical visit between active and placebo measured by using the Visual Analogue Scale (VAS), a well known and validated instrument for pain measurement. Secondary endpoints include safety assessments and other efficacy parameters measured by VAS. As of May 1, 2009, we have initiated 30 study sites for this Phase 3 study and approximately 80% of the patients have been enrolled. We anticipate reporting top-line results in the second half of 2009. In addition, as required by the FDA, we will be initiating a second Phase 3 clinical study in acute musculoskeletal pain, potentially for the treatment of acute flare in osteoarthritis patients. We are currently assessing the design and timing of this additional study that will support the registration of Ketotransdel® in the United States. If and when the FDA approves Ketotransdel® for treatment of acute pain, we intend to pursue FDA approval of Ketotransdel® for other indications, such as osteoarthritis. Furthermore, we are either in or pursuing discussions with U.S. and foreign based potential partners with operations that have sales and marketing infrastructures to support Ketotransdel® in the event that the product is approved and commercialized.
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

Results of Operations
Comparisons of the Three Months Ended March 31, 2009 and 2008
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased slightly to $481,000 for the quarter ended March 31, 2009 from $448,000 for the quarter ended March 31, 2008. The increase is primarily related to higher personnel, consulting and insurance costs, which were partially offset by a decrease in investor relations expenses. The primary reason that personnel expenses increased by approximately $33,000 in the first quarter of 2009 compared to the first quarter of 2008 is due to additional stock options granted to employees and board members in the second and fourth quarter of 2008. Also, consulting expenses primarily related to business development activities increased by $68,000 and insurance costs increased by $21,000 due to the amortization of two product liability policies that we obtained in the second and fourth quarter of 2008 for our Phase 3 clinical trial and our cosmeceutical products. These items were partially offset by a decrease of $86,000 related to the costs of investor relation services and activities.
Research and Development Expenses
     Research and development expenses increased to $1.1 million for the quarter ended March 31, 2009 from $219,000 for the quarter ended March 31, 2008. The increase is primarily due to $1.1 million of expenses recognized in the first quarter of 2009 associated with the on-going Phase 3 trial of Ketotransdel® which commenced at the end of the second quarter of 2008. However, these expenses were slightly offset by the reduction of expenses in the first quarter of 2009, $218,000 in total, related to personnel costs, contract manufacturing activities and consulting services that were utilized for the preparation of the Phase 3 clinical study filing submitted to the FDA in the first quarter of 2008.
Interest Income
     Interest income decreased to $7,000 for the quarter ended March 31, 2009 from $19,000 for the quarter ended March 31, 2008. Although the average cash balance was higher in the first quarter of 2009 compared to the first quarter of 2008, the variance is the result of a decrease in the average interest rate of 2.2% in the first quarter of 2008 compared to 0.6% in first quarter of 2009.
Gain on Settlement
     During the first quarter of 2008, we obtained $375,000 after fees paid to our counsel and an executive and director of the Company as result of a settlement agreement with a law firm previously retained by us.
Liquidity and Capital Resources
     Since inception through March 31, 2009, we have incurred losses of approximately $12.0 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel. Historically, our operations have been financed through capital contributions and debt and equity financings.
     As of March 31, 2009, we had $4.2 million in cash and cash equivalents. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and accredited investors. In connection with these private placements, we raised approximately $3.8 million (net of placement agent fees and other costs aggregating $342,105) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In May 2008, we completed another private placement to accredited investors, where we raised gross proceeds of approximately $4.0 million (net of legal fees aggregating $22,470) from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.
     We have limited funds to support our operations. Our continuation as a going concern subsequent to fiscal year 2009 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. As of March 31, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan over the next twelve months, which would include completing the Phase 3 clinical trial currently in progress. However, in order to execute the second Phase 3 clinical trial of

Ketotransdel® which is currently required by the FDA to obtain final regulatory approval for Ketotransdel we would need to raise additional funds. We intend to seek additional financing to fund the second Phase 3 clinical trial as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to conduct the second Phase 3 trial.
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
Our most critical accounting policies and estimates that may materially impact our results of operations include:
Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. Fair value is determined at the date of grant. In accordance with SFAS No. 123R, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.
     Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our consolidated balance sheets.
Off-Balance Sheet Arrangements
     Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We adopted SFAS No. 141R as of January 1, 2009 and it did not have an effect on our condensed consolidated financial statements.
     In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (“EITF No. 07-1”). EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements we may enter into regarding development and commercialization of products. EITF No. 07-1 is effective for us as of January 1, 2009. The adoption of EITF 07-1 did not have an effect on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Since we currently do not have any noncontrolling interests, the adoption of SFAS No. 160 did not have an impact on our condensed consolidated financial statements.
     Effective January 1, 2009 we adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 did not have an effect on our condensed consolidated financial statements.
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

PART II
OTHER INFORMATION
Item 1A. Risk Factors
     You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 26, 2009.
Risks Relating to Our Business
     *We have incurred losses in the research and development of Ketotransdel® and our Transdel™ technology since inception. No assurance can be given that we will ever generate revenue or become profitable.
     Since inception we have recorded operating losses. From Inception through March 31, 2009, we have a deficit accumulated during the development stage of approximately $12.0 million, and for the three months ended March 31, 2009, we experienced a net loss of approximately $1.6 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
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
     *We will need additional financing to execute our business plan and fund our operations, which additional financing may not be available on a timely basis, or at all.
     We have limited funds to support our operations and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability unless we are able to secure additional funds. As of March 31, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan over the next twelve months, which would include completing the Phase 3 clinical trial currently in progress for Ketotransdel®. However, in order to execute the second Phase 3 clinical trial of Ketotransdel®, which is currently required by the FDA to obtain final regulatory approval for Ketotransdel®, we would need to secure additional funds. If adequate financing is not available, we will not be able to conduct the second Phase 3 clinical trial. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise funds sooner than anticipated.
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
     The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully, our business, results of operations and financial condition could be adversely affected. Our competitors include brand name and generic manufacturers of pharmaceuticals specializing in transdermal drug delivery, especially those doing business in the United States. In the market for pain management products, our competitors include manufacturers of over-the-counter and prescription pain relievers. Because we are smaller than many of our national competitors, we may lack the financial and other resources needed to compete for market share in the pain management sector. Our other potential drug candidates will also face intense competition from larger and better established pharmaceutical and biotechnology companies. Many of these competitors have significantly greater financial, technical and scientific resources than we do. In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. If our products are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.
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
     We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 required us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the annual report on Form 10-K for the fiscal year ended December 31, 2008. Also, we will be required to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2009. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm certifications required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Since January 1, 2009, we have issued or agreed to issue the following shares of our common stock that have not been registered under the Securities Act of 1933, as amended:
     On February 28, 2009 and March 31, 2009, we issued 8,988 and 22,889 shares of unregistered common stock, respectively, to an investor relations firm for certain investor relations and public relations services provided to us.
     The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, and/or Regulation D and the other rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipient of securities in each this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and options issued in such transactions.
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

Transdel Pharmaceuticals, Inc.

Dated: May 8, 2009	By:	/s/ Juliet Singh
Juliet Singh, Ph.D.
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.