Form 10-Q
period 2009-06-30
TRANSDEL PHARMACEUTICALS INC
filed 2009-08-11
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
     As of August 3, 2009, 15,602,061 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,902,221	$5,111,031
Prepaid consulting fees	—	29,048
Prepaid expenses and other current assets	71,144	193,306

Total current assets	2,973,365	5,333,385
Equipment, net	1,922	2,450

Total assets	$2,975,287	$5,335,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$603,061	$556,390
Accrued Phase 3 expenses	375,817	141,952
Accrued expenses and payroll liabilities	49,640	65,651

Total liabilities	1,028,518	763,993

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,602,061 and 15,556,283 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	15,602	15,556
Additional paid-in capital	15,162,364	14,938,219
Deficit accumulated during the development stage	(13,231,197)	(10,381,933)

Total stockholders’ equity	1,946,769	4,571,842

Total liabilities and stockholders’ equity	$2,975,287	$5,335,835

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the
					Period From
					July 24, 1998
					(Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009
Operating expenses:
Selling, general and administrative	$347,850	$562,324	$829,324	$1,010,179	$5,668,636
Research and development	882,443	718,083	2,028,994	937,183	6,577,403

Operating loss	1,230,293	1,280,407	2,858,318	1,947,362	12,246,039

Other income (expense):
Interest expense	—	—	—	—	(1,575,755)
Interest income	2,265	17,094	9,054	36,328	125,683
Gain on forgiveness of liabilities	—	—	—	—	89,914
Gain on settlement	—	—	—	375,000	375,000

Total other income (expense), net	2,265	17,094	9,054	411,328	(985,158)

Net loss	$(1,228,028)	$(1,263,313)	$(2,849,264)	$(1,536,034)	$(13,231,197)

Basic and diluted loss per common share	$(0.08)	$(0.09)	$(0.18)	(0.11)

Weighted average common shares outstanding	15,602,061	14,643,436	15,583,472	14,143,936

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998
			(Inception)
			Through
	Six Months Ended June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(2,849,264)	$(1,536,034)	$(13,231,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	—	—	(89,914)
Amortization of prepaid consulting fees	29,048	303,807	572,008
Depreciation	528	176	1,232
Non-cash interest on notes payable	—	—	1,575,755
Stock-based compensation	224,190	412,089	971,154
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	122,162	(146,456)	(71,144)
Accounts payable	46,672	183,076	692,975
Accrued Phase 3 expenses	233,865	(138,007)	375,817
Accrued expenses and payroll liabilities	(16,011)	(12,538)	49,640

Net cash used in operating activities	(2,208,810)	(933,887)	(6,818,674)

Cash flows from investing activities:
Purchase of fixed assets	—	(3,154)	(3,154)

Net cash used in investing activities	—	(3,154)	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	—	1,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	—	—	49,950
Net proceeds from Private Placements	—	3,941,301	7,779,092

Net cash provided by financing activities	—	3,941,301	9,724,049

Net change in cash and cash equivalents	(2,208,810)	3,004,260	2,902,221
Cash and cash equivalents, beginning of period	5,111,031	3,706,369	—

Cash and cash equivalents, end of period	$2,902,221	$6,710,629	$2,902,221

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$—	$(46,190)	$432,007

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business Description
Transdel Pharmaceuticals, Inc. (“Transdel” or “Company”) is a specialty pharmaceutical company developing non-invasive, topically delivered products. The Company’s innovative patented Transdel™ cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier. Ketotransdel®, the Company’s lead pain product, utilizes the Transdel™ platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its well-known anti-inflammatory and analgesic effects. The Company intends to leverage its Transdel™ platform technology to expand and create a portfolio of topical products for a variety of indications in pain management, other therapeutic areas and for cosmetic/cosmeceutical products.
Note 2. Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2009, the results of operations for three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, fairly stated. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 contained in Form 10-K filed on March 26, 2009 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.
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
Effective on September 17, 2007, and for all reporting periods thereafter, Transdel’s operating activities, including any prior comparative period, include only those of Transdel Holdings. All references to shares and per share amounts in the accompanying unaudited condensed consolidated financial statements and footnotes have been restated to reflect the aforementioned share exchange.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
In order to execute the second Phase 3 clinical trial for Ketotransdel®, which is currently required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Ketotransdel®, the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition.
Research and Development. Research and development costs are charged to expense and accordingly accrued when incurred.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $634,000 as of June 30, 2009) in a combination of government issued and government backed securities. The remaining amount of cash is held in an operating account and in the form of multiple short term certificates of deposit, all of which (except for $100,000 of the operating account) are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
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
As of June 30, 2009, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.
Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $224,190, $412,089 and $971,154 for the six months ended June 30, 2009 and 2008 and for the period from Inception to June 30, 2009, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $223,989 and $201, respectively, for the six months ended June 30, 2009, $129,366 and $282,723, respectively, for the six months ended June 30, 2008 and $572,318 and $398,836, respectively, for the period from Inception to June 30, 2009.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in its consolidated balance sheets (see Note 5).
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
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 2,242,730 and 1,812,730 for the six months ended June 30, 2009 and 2008, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.
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
On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which was amortized over the one-year term ending in April 2009. For the six months ended June 30, 2009, $436 was amortized and included in selling, general and administrative expenses in the accompanying statement of operations
For the six months ended June 30, 2009 and 2008 and for the period from Inception through June 30, 2009, the Company amortized $29,048, $303,807 and $572,008, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Option Plan (continued)
A summary of the Plan for the six months ended June 30, 2009 is as follows:

		Weighted	Weighted
		Ave.	Ave.
	Number	Exercise	Remaining	Aggregate
	of Shares	Price	Contractual Life	Intrinsic Value
Outstanding – January 1, 2009	1,085,000	$1.63
Granted	405,000	1.60
Exercised	—	—
Forfeited	—	—
Cancelled	(50,000)	2.00

Outstanding – June 30, 2009	1,440,000	$1.61	9.1	$209,000

Exercisable – June 30, 2009	439,833	$1.79	8.6	$46,550

Vested and expected to vest – June 30, 2009	1,381,500	$1.63	9.1	$190,450

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2009, based on the closing price of the Company’s common stock of $1.40 on that date.
The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the date of the issuance. All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over three months to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123R. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the simplified approach as defined by SAB No. 107, Share-Based Payment, as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. For the six months ended June 30, 2009, the Company recorded stock-based compensation related to stock options for employees and directors of $142,435.
On December 19, 2008, the Board of Directors approved and the Company entered into a consulting agreement with a firm to provide the Company with business development services. As part of the compensation for the services, the Company issued the firm a non-qualified stock option, under the Plan, to purchase up to 50,000 shares of common stock. The stock option vested in full on March 19, 2009. The option was granted with an exercise price of $0.99 and has a ten year life. The option was revalued on an interim basis until the termination of the agreement and the final estimated fair value of the stock option, based on the Black-Scholes pricing model, was $20,205, This option was amortized over the term of the agreement which was approximately four months as the consulting agreement was terminated effective April 16, 2009. For the six months ended June 30, 2009, the Company recorded stock-based compensation related to this stock option of $14,434.
In April 2009, the Company entered into a consulting agreement with a consultant to provide the Company with clinical management services. On June 18, 2009, as part of the compensation for the services, the Board of Directors approved and the Company issued the consultant a non-qualified stock option, under the Plan, to purchase up to 85,000 shares of common stock. A portion of the stock option (25,000 shares) will vest over an estimated three-month term and the remainder of the stock option (60,000 shares) will vest over a one-year term, if the consulting agreement is still effective and has not been terminated by either the Company or the consultant prior to those vesting periods. The option was granted with an exercise price of $1.60 and has a ten year life. The option will be revalued

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Option Plans (continued)
on an interim basis until the termination of the agreement. As of June 30, 2009, the aggregate estimated fair value of the stock option, based on the Black-Scholes pricing model, was $81,481. For the six months ended June 30, 2009, the Company recorded stock-based compensation related to this stock option of $8,217.
As of June 30, 2009, there was approximately $867,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 2.3 years.
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
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant is scheduled to vest over a one-year period, with one-quarter of the total number of shares subject to such grant vesting on the first quarterly anniversary of the grant date, and one-quarter of the total number of shares vesting on a quarterly basis thereafter. The fair value of the grant was determined to be $17,500 and will be amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the six months ended June 30, 2009, the Company recorded stock-based compensation related to this restricted stock of $8,748. As of June 30, 2009, there was $6,565 of total unrecognized compensation expense related to the unvested restricted stock grant. Also, if the director terminates his service prior to the end of the one-year period, any unvested portion of the restricted stock grant will be subject to forfeiture.
The Company recorded total stock-based compensation for employees, directors and consultants of $224,190, $412,089 and $971,154 for the six months ended June 30, 2009 and 2008 and for the period from Inception to June 30, 2009, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $223,989 and $201 and $129,366 and $282,723 and $572,318 and $398,836, respectively.
Note 7. Stock Warrants
In addition to the warrants issued in conjunction with the Private Placement and the Follow-On Private Placement, the Company issued a warrant to purchase shares of its common stock to a firm in connection with a consulting agreement at an exercise price of $2.00. The expiration of the outstanding warrants occurs through May 2013 at various periods (see Note 5).
A summary of the status of the warrants for the six months ended June 30, 2009 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding – January 1, 2009	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding and exercisable – June 30, 2009	802,730	$4.10

Weighted average remaining contractual life of the outstanding warrants – June 30, 2009	3.31 years

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Recent Accounting Pronouncements
The following pronouncements have been issued by the FASB:
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. Subsequent events have been evaluated through August 11, 2009, the date the Company’s financial statements were available to be issued.
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
Cosmeceutical License Agreement
On May 20, 2009, the Company and JH Direct, LLC (“JH Direct”) entered into a licensing agreement providing JH Direct with the exclusive worldwide rights to the Company’s anti-cellulite cosmeceutical product which utilizes the Company’s patented transdermal delivery system technology, Transdel™. Under the terms of the agreement, JH Direct will pay the Company initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. The Company retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year, thereafter JH Direct will be allowed to expand in this channel. In accordance with the cosmetic products consulting agreement, the consulting firm will receive a percentage of the operating profits paid to the Company.
Note 10. Related Party Transaction
Mediation Settlement
In February 2007, prior to the Merger, the Company’s Board of Directors approved a payment of 12.5% of any proceeds the Company may receive from an action the Company had initiated against a prior law firm, not to exceed $100,000, to be paid each to Drs. Singh and Abrams for their monetary contributions and uncompensated time commitment over a period of approximately four years related to pursuing this matter and other amounts paid on the Company’s behalf. On February 5, 2008, as a result of mediation, the Company reached a settlement agreement with the law firm. Although the law firm did not admit to any liability or wrongdoing, they desired to resolve the dispute and therefore, agreed to pay the Company $750,000. In exchange for the settlement, the law firm, any other parties involved in the mediation and the Company released and waived any future claims against each other, whether known or unknown at the time of the settlement. In accordance with the Company’s February 2007 board approved payments, $93,750 was paid to Global Strategic Medical Consulting Inc. of which the sole shareholder of this entity is the Company’s Chief Executive Officer, Dr. Juliet Singh, and $93,750 was paid to The Abrams Family Trust of which the Company’s director, Jeffrey Abrams, M.D., is the trustee, from the Company’s settlement with the law firm.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are a specialty pharmaceutical company developing non-invasive, topically delivered products. Our innovative patented Transdel™ cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier. Ketotransdel®, our lead pain product, utilizes the Transdel™ platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its well-known anti-inflammatory and analgesic effects. We intend to leverage the Transdel™ platform technology to expand and create a portfolio of topical products for a variety of indications in pain management, other therapeutic areas and for cosmetic/cosmeceutical products.
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
Plan of Operations
          For the next twelve months, our current operating plan is focused on the development of our lead drug, Ketotransdel® for the indication of acute pain, inflammation and swelling associated with soft tissue injuries, development of cosmetic/cosmeceutical products and co-development opportunities in other therapeutic areas utilizing our Transdel platform technology.
Clinical Program for Ketotransdel®
          In June 2008, we initiated our Phase 3 clinical program for our novel analgesic and anti-inflammatory topical cream, Ketotransdel®, which contains Ketoprofen. On July 8, 2009, we announced enrollment was completed for the first Phase 3 study and that we anticipate reporting top-line results in the third quarter of 2009. The first Phase 3 study consisted of a randomized, double-blind, placebo controlled trial to evaluate the efficacy and safety of Ketotransdel® in acute soft tissue injuries of the upper and lower extremities over a one week treatment period with a one week post-treatment follow-up for safety. The multi-center trial was conducted at approximately 30 sites in the United States and enrolled approximately 350 patients, randomized 1:1 ratio Ketotransdel (active) versus placebo vehicle (identical to active without the drug ketoprofen). The primary efficacy endpoint was the difference in the change of baseline of pain during normal activity for the past 24 hours from measurement at the Day 3 clinical visit between active and placebo measured by using the Visual Analogue Scale (VAS), a well known and validated instrument for pain measurement. Secondary endpoints included safety assessments and other efficacy parameters measured by VAS.
          In addition, as currently required by the FDA to obtain final regulatory approval for Ketotransdel®, we plan to initiate a second Phase 3 clinical study. If and when the FDA approves Ketotransdel® for the topical treatment of acute pain, inflammation and swelling associated with soft tissue injuries, we intend to pursue FDA approval of Ketotransdel® for other indications, such as osteoarthritis. Furthermore, we are either in or pursuing discussions with U.S. and foreign based potential partners with operations that have sales and marketing infrastructures to support Ketotransdel® in the event that the product is approved and commercialized.
Cosmeceutical/Cosmetic Product Development Program
          We have expanded our product development programs to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. For our anti-aging and anti-cellulite products, we have initial clinical information supporting the efficacy of these key cosmetic/cosmeceutical products. Our potential pipeline of other cosmetic/cosmeceutical products includes varicose vein and hyperpigmentation formulations. We are pursuing discussions with potential sales and marketing partners for these cosmetic/cosmeceutical products.
          On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmeceutical product. Under the terms of the agreement, JH Direct will pay us initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year, thereafter JH Direct will be allowed to expand in this channel. Under the JH Direct agreement, we are targeting to introduce the anti-cellulite product into the market in the latter part of 2009 or early 2010.

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
Results of Operations
Selling, General and Administrative Expenses
          Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.
The table below provides information regarding selling, general and administrative expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2009	2008	Variance	2009	2008	Variance
Selling, general and administrative	$347,850	$562,324	($214,474)	$829,324	$1,010,179	($180,855)

          For the three months ended June 30, 2009, the decrease of $214,474 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the decrease in investor relations and legal expenses, partially offset by increased expenses for personnel and insurance costs. Further explanations for these variances are as follows:
•	The primary reason for the decrease in investor relations expenses was due the amortization expense of approximately $165,000 realized in the second quarter of 2008 related to the value of stock-based compensation for stock and warrants previously issued to investor relations firms. The decrease in legal fees of approximately $75,000 is due to a lower amount of legal activity and related expense during the current period in comparison to the same period last year.

•	The increase in personnel expenses of approximately $22,000 is due an increase in wages and additional stock-based compensation granted to employees and board members in the fourth quarter of 2008 and during the current period. Insurance costs increased by approximately $15,000 due primarily to the amortization of two product liability policies that we obtained in the latter part of the second quarter 2008 and in the fourth quarter of 2008 for our Phase 3 clinical trial and our cosmeceutical products.
          For the six months ended June 30, 2009, the decrease of $180,855 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the decrease in investor relations and legal expenses, partially offset by increased expenses for personnel, consulting and insurance costs. Further explanations for these variances are as follows:
•	The primary reason for the decrease in investor relations expense was due the lower amount of amortization expense of approximately $225,000, related to the value of stock-based compensation for stock and warrants previously issued to investor relations firms as well as a decrease in the current period of approximately $35,000 related to other investor relations costs. The decrease in legal fees of approximately $90,000 is due to a lower amount of legal activity and related expense during the current period in comparison to the same period last year.

•	The increase in personnel expenses of approximately $55,000 is due to an increase in wages and additional stock-based compensation granted to employees and board members in the second and fourth quarters of 2008 and during the current period. Consulting expenses increased by approximately $60,000 primarily related to stock-based compensation and monthly fees for business development consulting services. Insurance costs increased by approximately $40,000 due primarily to the amortization of two product liability policies that we obtained in the latter part of the second quarter 2008 and in the fourth quarter of 2008 for our Phase 3 clinical trial and our cosmeceutical products.

Research and Development Expenses
          Our research and development expenses primarily include costs for the Ketotransdel clinical program. These costs are comprised of expenses for our current Phase 3 study, including costs for our contract research organization and investigator payments to the clinical sites participating in the study. Other expenses are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.
The table below provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2009	2008	Variance	2009	2008	Variance
Research and development	$882,443	$718,083	$164,360	$2,028,994	$937,183	$1,091,811

          For the three months ended June 30, 2009, the increase of $164,360 in research and development expense, as compared to the same period in the prior year, was primarily related to the increase of expenses for the current Phase 3 study, partially offset by decreased expenses related to personnel, contract manufacturing, non-clinical studies and consulting. Further explanations for these variances are as follows:
•	During the current period, we recognized expenses of approximately $645,000 related to the current Phase 3 study. This expense was primarily related to fees incurred by our contract research organization for their services provided in conducting the study as well as investigator payments owed to the clinical sites for the patients they enrolled in the study.

•	The decrease in personnel expenses of approximately $245,000 was primarily related to stock-based compensation and wages of former employees recognized in the second quarter of 2008. Also, during the same period in the prior year, we recognized approximately $230,000 of expenses related to contract manufacturing activities, non-clinical studies and consulting for the Phase 3 clinical program which were not incurred in the current period.
          For the six months ended June 30, 2009, the increase of $1.1 million in research and development expense, as compared to the same period in the prior year, was primarily related to the increase of expenses for the current Phase 3 study, partially offset by decreased expenses related to personnel, contract manufacturing and non-clinical studies. Further explanations for these variances are as follows:
•	During the current period, we recognized expenses of approximately $1.8 million related to the current Phase 3 study. This expense was primarily related to fees incurred by our contract research organization for their services provided in conducting the study as well as investigator payments owed to the clinical sites for the patients they enrolled in the study.
•	The decrease in personnel expenses of approximately $370,000 was primarily related to stock-based compensation and wages of former employees recognized in the prior year. Also, during the same period in the prior year, we recognized approximately $320,000 of expenses related to contract manufacturing activities and non-clinical studies for the Phase 3 clinical program which were not incurred in the current period.
Interest Income
          Interest income was $2,265 and $17,094, for the three months ended, and $9,054 and $36,328, for the six months ended, June 30, 2009 and 2008, respectively. The decreases were due to a lower average cash balance and lower interest rates during the three and six month periods ended June 30, 2009, as compared to the same periods in the prior year.
Gain on Settlement
          During the first quarter of 2008, we obtained $375,000 after fees paid to our counsel and an executive and director of the Company as result of a settlement agreement with a law firm previously retained by us.
Liquidity and Capital Resources
          Since inception through June 30, 2009, we have incurred losses of approximately $13.2 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel. Historically, our operations have been financed through capital contributions and debt and equity financings.

          As of June 30, 2009, we had $2.9 million in cash and cash equivalents. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and accredited investors. In connection with these private placements, we raised approximately $3.8 million (net of placement agent fees and other costs aggregating $342,105) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In May 2008, we completed another private placement to accredited investors, where we raised gross proceeds of approximately $4.0 million (net of legal fees aggregating $22,470) from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.
          We have limited funds to support our operations. Our continuation as a going concern subsequent to June 30, 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. As of June 30, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the second quarter of 2010, which would include completing the Phase 3 clinical trial currently in progress. However, in order to execute the second Phase 3 clinical trial of Ketotransdel® which is currently required by the FDA to obtain final regulatory approval for Ketotransdel we would need to raise additional funds. We intend to seek additional financing to fund the second Phase 3 clinical trial as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to conduct the second Phase 3 trial.
          We may be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.
          The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments, generally and specifically, in the pharmaceutical industry. In addition, the fact that we are not profitable and need significant additional funds to complete our clinical trials, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to cease operations.
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
Recent Accounting Pronouncements
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.
          In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. Subsequent events have been evaluated through August 11, 2009, the date our financial statements were available to be issued.
          Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 4T.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
          Since inception we have recorded operating losses. From Inception through June 30, 2009, we have a deficit accumulated during the development stage of approximately $13.2 million, and for the six months ended June 30, 2009, we experienced a net loss of approximately $2.8 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
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
          We have limited funds to support our operations and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability unless we are able to secure additional funds. As of June 30, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the second quarter of 2010, which would include completing the Phase 3 clinical trial currently in progress for Ketotransdel®. However, in order to execute the second Phase 3 clinical trial of Ketotransdel®, which is currently required by the FDA to obtain final regulatory approval for Ketotransdel®, we would need to secure additional funds. If adequate financing is not available, we will not be able to conduct the second Phase 3 clinical trial. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise funds sooner than anticipated.
          We may be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.

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
          *Our cosmetic/cosmeceutical product development program may not be successful.
          We recently expanded our product development program to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Because our primary focus will remain on seeking FDA approval for Ketotransdel, we plan to use limited resources on our cosmetic/cosmeceutical development program and, as a result, we will need to partner with third parties to perform formulation, clinical research, manufacturing, sales and marketing activities. We have initial clinical information to support the efficacy of anti-cellulite and anti-aging products, and we are pursuing discussions with potential sales and marketing partners for these products. We cannot assure you that the results of any further studies that may be required before these products can be commercialized will be successful, that we will enter into commercial agreements (in addition to the license agreement entered into in the second quarter 2009 with JH Direct, LLC) with third parties for these products on acceptable terms, or at all, or that these products will be successfully commercialized. Even if we are not required to obtain FDA pre-market approval for these products, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make about our products. There is no assurance that we will be successful in developing any other cosmetic/cosmeceutical products, including products for varicose veins and hyperpigmentation. Any products we develop may cause undesirable side effects that could limit their use, require their removal from the market and subject us to adverse regulatory action and product liability claims. Further, the market for cosmetic/cosmeceutical products is highly competitive, and there is no assurance that our products will be able to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.
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
          We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 required us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the annual report on Form 10-K for the fiscal year ended December 31, 2008. Also, we will be required to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2009. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm certifications required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.
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
          None

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

Transdel Pharmaceuticals, Inc.
Dated: August 11, 2009	By:	/s/ Juliet Singh
Juliet Singh, Ph.D.
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.