Form 10-Q
period 2009-09-30
TRANSDEL PHARMACEUTICALS INC
filed 2009-11-16
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 9, 2009, 15,652,061 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,999,154	$5,111,031
Prepaid consulting fees	—	29,048
Prepaid expenses and other current assets	124,497	193,306

Total current assets	2,123,651	5,333,385
Equipment, net	1,658	2,450

Total assets	$2,125,309	$5,335,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426,822	$556,390
Accrued Phase 3 expenses	411,543	141,952
Accrued expenses and payroll liabilities	62,884	65,651

Total liabilities	901,249	763,993

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,652,061 and 15,556,283 shares issued and outstanding as of September 30, 2009 (unaudited) and December 31, 2008, respectively	15,652	15,556

Additional paid-in capital	15,367,953	14,938,219

Deficit accumulated during the development stage	(14,159,545)	(10,381,933)

Total stockholders’ equity	1,224,060	4,571,842

Total liabilities and stockholders’ equity	$2,125,309	$5,335,835

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the
					Period From
					July 24, 1998
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Operating expenses:
Selling, general and administrative	$364,087	$305,221	$1,193,411	$1,315,400	$6,032,723
Research and development	565,148	529,455	2,594,142	1,466,638	7,142,551

Operating loss	929,235	834,676	3,787,553	2,782,038	13,175,274

Other income (expense):
Interest expense	—	—	—	—	(1,575,755)
Interest income	887	19,721	9,941	56,049	126,570
Gain on forgiveness of liabilities	—	—	—	—	89,914
Gain on settlement	—	—	—	375,000	375,000

Total other income (expense), net	887	19,721	9,941	431,049	(984,271)

Net loss	$(928,348)	$(814,955)	$(3,777,612)	$(2,350,989)	$(14,159,545)

Basic and diluted loss per common share	$(0.06)	$(0.05)	$(0.24)	$(0.16)

Weighted average common shares outstanding	15,632,006	15,462,616	15,599,828	14,586,704

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(3,777,612)	$(2,350,989)	$(14,159,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	—	—	(89,914)
Amortization of prepaid consulting fees	29,048	284,158	572,008
Depreciation	792	440	1,496
Non-cash interest on notes payable	—	—	1,575,755
Stock-based compensation	380,329	504,566	1,127,293
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	68,809	(164,396)	(124,497)
Accounts payable	(129,568)	(250,751)	516,736
Accrued Phase 3 expenses	269,591	77,927	411,543
Accrued expenses and payroll liabilities	(2,766)	30,052	62,884

Net cash used in operating activities	(3,161,377)	(1,868,993)	(7,771,241)

Cash flows from investing activities:
Purchase of fixed assets	—	(3,154)	(3,154)

Net cash used in investing activities	—	(3,154)	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	—	1,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	49,500	—	99,450
Net proceeds from Private Placements	—	3,941,301	7,779,092

Net cash provided by financing activities	49,500	3,941,301	9,773,549

Net change in cash and cash equivalents	(3,111,877)	2,069,154	1,999,154
Cash and cash equivalents, beginning of period	5,111,031	3,706,369	—

Cash and cash equivalents, end of period	$1,999,154	$5,775,523	$1,999,154

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$—	$(203,826)	$432,007

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business Description
Transdel Pharmaceuticals, Inc. (“Transdel” or “Company”) is a specialty pharmaceutical company developing non-invasive, topically delivered products. The Company’s innovative patented Transdel™ cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier. Ketotransdel®, the Company’s lead pain product, utilizes the Transdel™ platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its well-known anti-inflammatory and analgesic effects. The Company intends to leverage its Transdel™ platform technology to expand and create a portfolio of topical products for a variety of indications.
Note 2. Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2009, the results of operations for three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, fairly stated. We have evaluated subsequent events through the filing date of this Form 10-Q, November 16, 2009, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 contained in Form 10-K filed on March 26, 2009 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.
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
Note 4. Summary of Significant Accounting Policies
New Accounting Standard. In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on the Company’s financial position or results of operations.
Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $14.2 million at September 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company intends to raise additional financing to fund its operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Development Stage Enterprise. The Company is a development stage company as defined under FASB guidance. The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.
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
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $458,000 as of September 30, 2009) in a combination of government issued and government backed securities. The remaining amount of cash is held in an operating account and in the form of multiple short term certificates of deposit, all of which (except for $100,000 of the operating account) are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
Revenue Recognition. The Company will recognize revenues in accordance with FASB guidance, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.
As of September 30, 2009, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.
Stock-Based Compensation. Under FASB guidance all share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, are to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $380,329, $504,566 and $1,127,293 for the nine months ended September 30, 2009 and 2008 and for the period from Inception to September 30, 2009, respectively, for options and restricted stock granted and vested which is included in general and administrative expenses and research and development expenses in the amount of $329,610 and $50,719, $204,323 and $300,243 and $677,939 and $449,354, respectively.
The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in its consolidated balance sheets (see Note 5).
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
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 2,192,730 and 1,812,730 for the nine months ended September 30, 2009 and 2008, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.
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
In accordance with FASB guidance, 100,000 of the 275,000 shares of common stock were subject to remeasurement on a periodic basis as the performance condition for these shares was not satisfied until the end of the contract term. The remeasurement for the 100,000 shares was completed in two stages. First, in February 2008, the consulting agreement associated with these shares was terminated and as a condition of the termination, the firm retained 50,000 shares and transferred the remaining 50,000 shares to another firm. Therefore, since the performance obligation related to the 50,000 shares, retained by the terminated consulting firm, was complete they were revalued as of the February termination date to $60,000. This was the fair market value of the shares on the February 2008 termination date of which approximately $30,000 was recorded as an expense in each of the fiscal years 2008 and 2007. Due to the final valuation of these shares an adjustment of $40,000 was recorded to decrease prepaid consulting costs and additional paid-in capital as the original value of these shares was $100,000. Second, the remaining 50,000 shares that were transferred to the other firm were intended to be utilized for the payment of investor relation services. During fiscal year 2008, through quarterly revaluations of these shares, the Company recorded a net decrease of $7,500 to prepaid consulting costs and additional paid-in capital. The Company originally estimated that these shares would be utilized and earned for investor relations services by the end of the one-year term, however, these 50,000 shares along with 32,568 (for an aggregate of 82,568) shares from the issuance of common stock to one of the other consulting firms were not earned as of the termination of the respective agreements. As a result, the aggregate expense recognized to date for the 82,568 shares of approximately $158,000 was reversed during fiscal year 2008 and since shares were considered not to be issued or outstanding, the same value was deducted (in the aggregate) from common stock and additional paid-in capital.
On October 27, 2008, the Company entered into an agreement with an investor relations firm (“IR Firm”), pursuant to which the IR Firm would provide certain investor relations and public relations services to the Company for a period of one year, beginning on November 1, 2008. In exchange for such services, the Company issued the 82,568 registered shares of its common stock, of which 68,667 shares were nonforfeitable (valued at $85,834 and recorded as prepaid consulting fees in the accompanying consolidated balance sheet as of December 31, 2008) and 13,901 shares were forfeitable, to the IR Firm as a prepayment of services to be received. The Company terminated the agreement with the IR Firm effective March 31, 2009. Therefore, during the first quarter of 2009, the Company amortized the remaining portion of the nonforfeitable shares of $28,612 (previously issued and recorded as prepaid consulting fees) and recognized the issuance of the 13,901 forfeitable shares in addition to the issuance of 31,877 (for an aggregate of 45,778) shares of the Company’s common stock for services provided by the IR Firm. The fair market value of the shares issued during the first quarter of 2009 was $50,356, which was included in selling, general and administrative expenses in the accompanying statement of operations and is included in the expenses disclosed in Note 4.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Stockholders’ Equity (continued)
On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which was amortized over the one-year term ending in April 2009. For the nine months ended September 30, 2009, $436 was amortized and included in selling, general and administrative expenses in the accompanying statement of operations
For the nine months ended September 30, 2009 and 2008 and for the period from Inception through September 30, 2009, the Company amortized $29,048, $284,598 and $572,008, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
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
A summary of the Plan for the nine months ended September 30, 2009 is as follows:

			Weighted
		Weighted	Ave.
		Ave.	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value
Outstanding — January 1, 2009	1,085,000	$1.63
Granted	405,000	1.60
Exercised	(50,000)	0.99
Forfeited	—	—
Cancelled	(50,000)	2.00

Outstanding — September 30, 2009	1,390,000	$1.63	8.8	$413,500

Exercisable — September 30, 2009	507,250	$1.83	8.4	$75,254

Vested and expected to vest — September 30, 2009	1,331,500	$1.65	8.8	$375,025

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2009, based on the closing price of the Company’s common stock of $1.85 on that date.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Option Plan (continued)
The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over three months to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. For the nine months ended September 30, 2009, the Company recorded stock-based compensation related to stock options for employees and directors of $243,682.
On December 19, 2008, the Board of Directors approved and the Company entered into a consulting agreement with a firm to provide the Company with business development services. As part of the compensation for the services, the Company issued the firm a non-qualified stock option, under the Plan, to purchase up to 50,000 shares of common stock. The stock option vested in full on March 19, 2009 and was fully exercised during the third quarter of 2009. The option was granted with an exercise price of $0.99. The option was revalued on an interim basis until the termination of the agreement and the final estimated fair value of the stock option, based on the Black-Scholes pricing model, was $20,205. This option was amortized over the term of the agreement which was approximately four months as the consulting agreement was terminated effective April 16, 2009. For the nine months ended September 30, 2009, the Company recorded stock-based compensation related to this stock option of $14,434.
In April 2009, the Company entered into a consulting agreement with a consultant to provide the Company with clinical management services. On June 18, 2009, as part of the compensation for the services, the Board of Directors approved and the Company issued the consultant a non-qualified stock option, under the Plan, to purchase up to 85,000 shares of common stock. A portion of the stock option (25,000 shares) became fully vested on October 6, 2009 and the remainder of the stock option (60,000 shares) will vest, on a quarterly basis, over a one-year term, if the consulting agreement is still effective and has not been terminated by either the Company or the consultant prior to the one-year vesting term. The option was granted with an exercise price of $1.60 and has a ten year life. The unvested portion of the option will be revalued on an interim basis until the termination of the agreement. As of September 30, 2009, the revalued aggregate estimated fair value of the stock option, based on the Black-Scholes pricing model, was $114,376. For the nine months ended September 30, 2009, the Company recorded stock-based compensation related to this stock option of $58,735. Effective October 12, 2009, the consultant became an employee of the Company, therefore, in the fourth quarter of 2009, the final valuation of the option will be determined for the unvested portion and amortized over the remaining one-year term. In addition, on October 14, 2009, the employee was granted a non-qualified stock option, under the Plan, to purchase up to 215,000 shares of common stock. The option granted will vest on a quarterly basis over a three year period and has an exercise price of $1.70.
As of September 30, 2009, there was approximately $749,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 2.0 years.
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
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant is scheduled to vest over a one-year period, with one-quarter of the total number of shares subject to such grant vesting on the first quarterly anniversary of the grant date, and one-quarter of the total number of shares vesting on a quarterly basis thereafter. The fair value of the grant was determined to be $17,500 and will be amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the nine months ended September 30, 2009, the Company recorded stock-based compensation related to this restricted stock of $13,122. As of September 30, 2009, there was $2,191 of total unrecognized compensation expense related to the unvested restricted stock grant. Also, if the director terminates his service prior to the end of the one-year period, any unvested portion of the restricted stock grant will be subject to forfeiture.

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
A summary of the status of the warrants for the nine months ended September 30, 2009 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding — January 1, 2009	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding and exercisable — September 30, 2009	802,730	$4.10

Weighted average remaining contractual life of the outstanding warrants — September 30, 2009	3.06 years

Note 8. Commitments and Contingencies
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
Cato Research Ltd. Agreement
In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd. (“Cato”), a contract research and development organization, the Company entered into a clinical trial services agreement (“Agreement”) with Cato on June 10, 2008. Under the Agreement, Cato is serving as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical program for Ketotransdel®, the Company’s novel topical cream based non-steroidal anti-inflammatory drug for pain. Pursuant to the Agreement, the Company will make payments to Cato upon its completion of certain specified milestones. If all milestones under the Agreement are completed and the estimated pass-through costs are incurred, the Company’s total costs under the Agreement are estimated at $3.3 million. In addition, any changes to budget parameters identified in the Agreement may result in additional costs to the Company.

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
Cosmeceutical License Agreement
On May 20, 2009, the Company and JH Direct, LLC (“JH Direct”) entered into a licensing agreement providing JH Direct with the exclusive worldwide rights to the Company’s anti-cellulite cosmeceutical product which utilizes the Company’s patented transdermal delivery system technology, Transdel™. Under the terms of the agreement, JH Direct will pay the Company initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. The Company retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. In accordance with the cosmetic products consulting agreement, the consulting firm will receive a percentage of the operating profits paid to the Company.
Note 9. Related Party Transaction
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
We are a specialty pharmaceutical company developing non-invasive, topically delivered products. Our innovative patented Transdel™ cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier. Ketotransdel®, our lead pain product, utilizes the Transdel™ platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its well-known anti-inflammatory and analgesic effects. We intend to leverage the Transdel™ platform technology to expand and create a portfolio of topical products for a variety of indications.
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
Clinical Program for Ketotransdel®
In June 2008, we initiated a Phase 3 clinical program for our novel analgesic and anti-inflammatory topical cream, Ketotransdel®, which contains ketoprofen. On October 6, 2009, as reported in our Form 8-K filing, we announced top-line clinical results for Ketotransdel® in a Phase 3 trial. This Phase 3 study consisted of a randomized, double-blind, placebo controlled trial to evaluate the efficacy and safety of Ketotransdel in acute soft tissue injuries of the upper and lower extremities over a one week treatment period with a one week post-treatment follow-up for safety. The multi-center trial was conducted at 26 sites in the United States and enrolled 364 patients, randomized 1:1 ratio Ketotransdel (active) versus placebo vehicle (identical to active without the drug ketoprofen). The primary efficacy endpoint was the difference in the change of baseline of pain during normal activity for the past 24 hours from measurement at the Day 3 clinical visit between active and placebo measured by using the Visual Analogue Scale (VAS), a well known and validated instrument for pain measurement. Secondary endpoints included safety assessments and other efficacy parameters measured by VAS.
We intend to continue working with the FDA to obtain regulatory approval to market Ketotransdel®, and plan to discuss with the FDA their current requirement to complete a second Phase 3 clinical trial for Ketotransdel®. If and when the FDA approves Ketotransdel® for the topical treatment of acute pain, inflammation and swelling associated with soft tissue injuries, we intend to pursue FDA approval of Ketotransdel® for other indications, such as osteoarthritis. Furthermore, we are either in or pursuing discussions with U.S. and foreign based potential partners with operations that have sales and marketing infrastructures to support Ketotransdel® in the event that the product is approved and commercialized.
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
On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmeceutical product. Under the terms of the agreement, JH Direct will pay us initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. Under the JH Direct agreement, we are targeting to introduce the anti-cellulite product into the market in 2010.
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
The table below provides information regarding selling, general and administrative expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2009	2008	Variance	2009	2008	Variance
Selling, general and administrative	$364,087	$305,221	$58,866	$1,193,411	$1,315,400	$(121,989)

For the three months ended September 30, 2009, the increase of $58,866 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to an increase in investor relations, personnel and consulting expenses, partially offset by a decrease in expenses for legal fees. Further explanations for these variances are as follows:
•
The primary reason for the increase in investor relations expenses was the result of approximately $20,000 of expenses in the current period compared to approximately $2,000 in the prior year. The prior year amount was the net expense from a year-to-date reversal of costs in 2008 related to stock previously granted to investor relations firms that was not earned as of September 30, 2008. The increase in personnel expenses of approximately $26,000 is due to an increase in stock-based compensation granted to employees and board members in the fourth quarter of 2008 and during the second quarter of 2009. Consulting expenses increased by approximately $20,000 due to monthly fees for business development consulting services.

•	The decrease in legal fees of approximately $10,000 is due to a lower amount of legal activity and related expense during the current period in comparison to the same period last year.
For the nine months ended September 30, 2009, the decrease of $121,989 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the decrease in investor relations and legal expenses, partially offset by increased expenses for personnel, consulting and insurance costs. Further explanations for these variances are as follows:
•
The primary reason for the decrease in investor relations expense was due to the lower amount of amortization, approximately $200,000, related to the value of stock-based compensation for stock and warrants previously issued to investor relations firms. The decrease in legal fees of approximately $100,000 is due to a lower amount of legal activity and related expense during the current period in comparison to the same period last year. Also, travel and entertainment expenses decreased by approximately $30,000.

•
The increase in personnel expenses of approximately $85,000 is due to an increase in wages (as of July 1, 2008) and additional stock-based compensation granted to employees and board members in the second and fourth quarters of 2008 and during the second quarter of 2009. Consulting expenses increased by approximately $80,000 primarily related to stock-based compensation and monthly fees for business development consulting services. Insurance costs increased by approximately $30,000 from two product liability policies that we obtained in the latter part of the second quarter 2008 and in the fourth quarter of 2008 for our Phase 3 clinical trial and our cosmeceutical products as well as other incremental insurance costs.

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

The table below provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2009	2008	Variance	2009	2008	Variance
Research and development	$565,148	$529,455	$35,693	$2,594,142	$1,466,638	$1,127,504

For the three months ended September 30, 2009, the increase of $35,693 in research and development expense, as compared to the same period in the prior year, was primarily related to the increase of expenses for the current Phase 3 study, partially offset by decreased expenses related to contract manufacturing. Further explanations for these variances are as follows:
•
Expenses related to the Phase 3 study were in excess of those reported in the prior year by approximately $100,000, primarily due to the fees incurred by our contract research organization for their services provided in conducting the study.

•	In comparison to the same period in the prior year, we recognized a decrease of approximately $65,000 related to contract manufacturing activities for the Phase 3 clinical program.
For the nine months ended September 30, 2009, the increase of $1.1 million in research and development expense, as compared to the same period in the prior year, was primarily related to the increase of expenses for the current Phase 3 study, partially offset by decreased expenses related to personnel, contract manufacturing and non-clinical studies. Further explanations for these variances are as follows:
•
During the current period, we recognized an increase of approximately $1.9 million of expenses related to the current Phase 3 study, primarily related to the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study.

•
The decrease in personnel expenses of approximately $370,000 was primarily related to stock-based compensation and wages of former employees recognized in the prior year. Also, during the same period in the prior year, we recognized approximately $380,000 of expenses related to contract manufacturing activities and non-clinical studies for the Phase 3 clinical program which were not incurred in the current period.

Interest Income
Interest income was $887 and $19,721, for the three months ended, and $9,941 and $56,049, for the nine months ended, September 30, 2009 and 2008, respectively. The decreases were due to a lower average cash balance and lower interest rates during the three and nine month periods ended September 30, 2009, as compared to the same periods in the prior year.
Gain on Settlement
During the first quarter of 2008, we obtained $375,000 after fees paid to our counsel and an executive and director of the Company as result of a settlement agreement with a law firm previously retained by us.
Liquidity and Capital Resources
Since inception through September 30, 2009, we have incurred losses of approximately $14.2 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel. Historically, our operations have been financed through capital contributions and debt and equity financings.
As of September 30, 2009, we had $2.0 million in cash and cash equivalents. On each of September 17, 2007, and October 10, 2007, we completed private placements to selected institutional and accredited investors. In connection with these private placements, we raised approximately $3.8 million (net of placement agent fees and other costs aggregating $342,105) from the issuance of 2,071,834 shares of common stock and detachable redeemable warrants to purchase 517,958 shares of our common stock at a cash exercise price of $4.00 per share and a cashless exercise price of $5.00 per share. In May 2008, we completed another private placement to accredited investors, where we raised gross proceeds of approximately $4.0 million (net of legal fees aggregating $22,470) from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.

We have limited funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern subsequent to June 30, 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. As of September 30, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the second quarter of 2010, which would include the final payments for the Phase 3 clinical recently completed. However, in order to execute the second Phase 3 clinical trial of Ketotransdel® which is currently required by the FDA to obtain final regulatory approval for Ketotransdel we would need to raise additional funds. We intend to seek additional financing to fund the second Phase 3 clinical trial as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to conduct the second Phase 3 trial.
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
Our most critical accounting policies and estimates that may materially impact our results of operations include:
Stock-Based Compensation. All share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.
Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we recorded the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our consolidated balance sheets.
Off-Balance Sheet Arrangements
Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements
In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates, or ASUs, which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on our financial position or results of operations.
Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our present or future consolidated financial statements.
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
Since inception we have recorded operating losses. From Inception through September 30, 2009, we have a deficit accumulated during the development stage of approximately $14.2 million, and for the nine months ended September 30, 2009, we experienced a net loss of approximately $3.8 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
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
*We will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.
We have limited funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. As of September 30, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the second quarter of 2010, which would include completing the Phase 3 clinical trial currently in progress for Ketotransdel®. However, in order to execute the second Phase 3 clinical trial of Ketotransdel®, which is currently required by the FDA to obtain final regulatory approval for Ketotransdel®, we would need to secure additional funds. If adequate financing is not available, we will not be able to conduct the second Phase 3 clinical trial. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise funds sooner than anticipated.
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
We are subject to extensive government regulations. The process of obtaining FDA approval is costly, time consuming, uncertain and subject to unanticipated delays. Before obtaining regulatory approvals for the sale of any of our products, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, which could limit revenues. On October 6, 2009, as reported in our Form 8-K filing, we announced top-line clinical results for Ketotransdel® in a Phase 3 trial.
We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. In particular, the outcome of the final analyses of the data from the Phase 3 clinical trial for Ketotransdel® may vary from our initial conclusions or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial. The FDA may also continue to require us to complete additional clinical trials for Ketotransdel® before we can submit a 505(b)2 New Drug Application. In addition, the results of any future clinical trials may not be favorable and we may never receive regulatory approval for Ketotransdel®. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.
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
We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the annual report on Form 10-K. Also, we will be required to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2010. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm opinion required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

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

Transdel Pharmaceuticals, Inc.
Dated: November 16, 2009	By:	/s/ Juliet Singh
Juliet Singh, Ph.D.
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.