Form 10-K
period 2009-12-31
TRANSDEL PHARMACEUTICALS INC
filed 2010-03-31
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Indicate by check mark if the registrant is a well-known seasoned filer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter), is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock of the registrant (the “Common Stock”) held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) of $1.40 per share as reported by the OTC Bulletin Board, was approximately $13,518,100. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission and is as of June 30, 2009. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
     As of March 23, 2010, there were 15,652,061 shares of our Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Form 10-K, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “shall,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning, including when used in the negative. Forward-looking statements, include, but are not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; our interpretation of the results of the Phase 3 clinical trial for Ketotransdel®; whether the results from the clinical trial, along with the other clinical trials that may be required by the FDA, will be sufficient to support a 505(b)(2) New Drug Approval (NDA) submission; the potential indications for use for Ketotransdel®; the market opportunity for our products; and our ability to complete additional development activities for products utilizing our proprietary transdermal delivery platform, the need for and availability of additional financing and our access to capital; the trading of our common stock, licensing, distribution, collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading “Risk Factors,” many important factors, risks and uncertainties affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to: the outcome of the final analyses of the data from the Phase 3 clinical trial may vary from our initial conclusions; the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial; the FDA may require us to complete more than one additional clinical trial for Ketotransdel® before we can submit a 505(b)(2) NDA application; the results of any future clinical trials may not be favorable and we may never receive regulatory approval for Ketotransdel®; the third parties upon whom we rely to conduct our clinical trials may not perform as expected; obtain substantial additional funds to support our operations; obtain and maintain all necessary patents or licenses; demonstrate the safety and efficacy of product candidates at each stage of development; meet applicable regulatory standards and receive required regulatory approvals; and compete successfully against other products and to market products in a profitable manner. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
Company Overview
          Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) is a specialty pharmaceutical company developing non-invasive, topically delivered products. Our innovative patented Transdel™ cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier. Ketotransdel®, our lead pain product, utilizes the Transdel™ platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its well-known anti-inflammatory and analgesic effects.
          We intend to leverage the Transdel™ platform technology to expand and create a portfolio of topical products for a variety of indications. Our patent on the Transdel™ proprietary cream formulation covers our novel transdermal formulation with over 500 different drugs in over 60 therapeutic areas, including both approved and established drugs.
Corporate History
          On September 17, 2007, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with, Transdel Pharmaceuticals Holdings, Inc., a privately held Nevada corporation (“Transdel Holdings”), and Trans-Pharma Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Transdel Holdings, and Transdel Holdings, as the surviving corporation, became our wholly-owned subsidiary.
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
          Our common stock has been quoted on the OTC Bulletin Board since October 1, 2007 under the symbol TDLP.OB. Prior to that date, there was no active market for our common stock. On March 23, 2010, the closing price of our common stock was $1.00 per share.
          Our executive offices are located at 4225 Executive Square, Suite 485, La Jolla, California 92037 and our telephone number at such office is (858) 457-5300. Our website address is www.transdelpharma.com.
Ketotransdel®
          Ketotransdel® is comprised of a transdermal formulation of ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), and our proprietary Transdel™ drug delivery system and is being developed for the treatment of acute pain. Ketotransdel® penetrates the skin barrier to reach the targeted underlying tissues where it exerts its localized anti-inflammatory and analgesic effect. The topical delivery of the drug may minimize systemic exposure, therefore, resulting in fewer concerns pertaining to gastrointestinal, hepatic, cardiovascular and other adverse systemic effects, which are associated with orally administered NSAIDs. We believe that this product may be considered for patients with site specific localized pain and who also (i) have a history of gastrointestinal, cardiovascular, kidney or liver problems, (ii) are geriatric or pediatric patients and/or (iii) are patients at risk for drug interactions.
          We selected ketoprofen as the active ingredient for Ketotransdel® based on its efficacy and safety track record when administered topically.

Clinical Program for Ketotransdel®
          Ketotransdel® was tested in a double blind, placebo-controlled Phase 1/2 clinical study. The study tested the efficacy and safety of topical Ketotransdel® for the treatment of acute pain and soreness in a delayed-onset muscle soreness model placebo versus active. We also measured the level of systemic absorption of topical Ketotransdel®. This clinical study for acute pain and muscle soreness demonstrated a significant medical benefit from Ketotransdel® in terms of relief of pain and muscle soreness. Also, approximately 1/100th of the blood levels of ketoprofen were found in the circulatory system as compared to a comparable dose of commercially available oral ketoprofen.
          In June 2008, we initiated a Phase 3 clinical study designed as a randomized, double-blind, placebo-controlled, multi-center Phase 3 study that enrolled a total of 364 patients with acute soft tissue injuries of the upper or lower extremities in 26 centers in the United States. The primary efficacy endpoint was the difference between Ketotransdel® and placebo in the change from baseline in pain intensity as measured by the 100 mm Visual Analogue Scale (VAS) during daily activities over the past 24 hours on the Day 3 visit.
          As we reported in October 2009, the top-line results showed that the study demonstrated statistical significance in its primary endpoint in the per protocol analysis and was favorable for Ketotransdel® in the Intent-To Treat (ITT) Analysis. Ketotransdel® also demonstrated an excellent safety and tolerability profile. In particular, there were no Ketotransdel® treatment related gastrointestinal, cardiovascular, hepatic or other clinically relevant adverse events reported. Furthermore, Ketotransdel® was well absorbed through the skin and in support of the safety and tolerability only minimal blood concentrations of ketoprofen were detected in a subset of patients who underwent blood sampling for pharmacokinetic (PK) analyses following repeated topical applications. These PK results are consistent with our previous clinical study findings and support the excellent safety profile.
          In January 2010, we reported on further in-depth analyses of the ITT data from the Ketotransdel® Phase 3 study. For the modified ITT analysis we identified 35 patients who did not meet study entry criteria at the time of randomization. Excluding the data from these patients who should not have been randomized into the study based on information that was not known at the time of enrollment, the study demonstrated statistical significance (p<0.038) on the primary efficacy endpoint. This analysis was confirmed by an independent statistical expert.
          The weight of evidence of a treatment effect in this study is further strengthened by a key secondary endpoint (pain intensity recorded 3 times daily on patient diary cards) that supports the primary endpoint. The pain curves over time show consistent separation between treatment groups reaching statistical significance in favor of Ketotransdel®; using both the original and modified ITT population.
          Based on discussions with the FDA at least two adequate and well-controlled Phase 3 studies are required in order to obtain regulatory approval to market Ketotransdel®. We believe that the first Phase 3 trial will qualify as one adequate and well-controlled trial because there is statistical significance on the primary endpoint in an objectively defined modified ITT population, and statistical significance on secondary endpoints. We are in the process of determining the design of the second Phase 3 trial. There is no assurance that the FDA will accept our conclusion of the modified ITT data from the first Phase 3 study as sufficient as part of the requirements for regulatory approval.
          As part of a routine requirement to provide safety information in the NDA submission we have to perform studies such as to assess the allergenicity potential and absorption of ketoprofen during concurrent exercise and heat exposure with Ketotransdel®. These additional supportive trials will be conducted in healthy subjects. The timing of the second Phase 3 trial and the other supportive studies will be dependent on obtaining adequate financing to support the execution of these activities and for other working capital expenditures.
          We expect that Ketotransdel®, if and when approved by the FDA, could become the first topical NSAID cream product available by prescription in the United States for acute pain management. We are seeking a commercial partner for Ketotransdel®, and are actively pursuing discussions with U.S. and foreign based potential partners with sales and marketing infrastructures.
Cosmeceutical/Cosmetic Product Development Program
          We have expanded our product development programs to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Our lead product is an anti-cellulite formulation, for which we have initial clinical information supporting the beneficial effects of this key cosmetic/cosmeceutical product on skin appearance. Our potential pipeline of cosmetic/cosmeceutical products includes hyperpigmentation and anti-aging formulations. We are pursuing discussions with potential sales and marketing partners for these cosmetic/cosmeceutical products.
          On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmeceutical product. Under the terms of the agreement, JH Direct will pay us initial royalty advances if the product is marketed and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. We anticipate that JH Direct will launch the anti-cellulite product through a direct response television campaign during the second half of 2010.
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
Market and Opportunity
          The market for NSAIDs and COX-2 inhibitors in the United States may exceed $8 billion. Since the withdrawal of major COX-2 inhibitors in 2005, oral NSAIDs have captured a share of the multibillion retail market for COX-2 inhibitors. Oral NSAIDs remain one of the most prescribed classes of drugs in the pain management market. Over 30 million people worldwide use prescription and over-the-counter NSAIDs daily.
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
Transdel™ has the following properties that make it a highly versatile vehicle for topical drug administration:
•	Maximizes solubilization of drugs and components (lipophilic, hydrophilic and amphiphilic);

•	Uses synergistic mechanisms to enhance penetration so that more effective concentrations of the beneficial drug or substances reach the dermal and subcutaneous tissue layers of the skin;

•	Compatible with a broad range of drugs and molecular sizes;

•	Biocompatible — Components generally regarded as safe (GRAS);

•	Thermodynamically stable, insensitive to moisture and resistant to microbial contamination;

•	Clinical data collected to date supports safety and efficacy;

•	Potentially result in decreased safety concerns which are associated with oral drugs, such as stomach irritation;

•	Not associated with limitations of transdermal patches;

•	The patent for Transdel™ specifically lists over 500 different drugs in over 60 therapeutic areas, including both approved and established drugs;

•	Ease of application, aesthetically acceptable and odorless; and

•	Potentially produces patentable new products when combined with established drugs or new drugs.
Competition
          The pharmaceutical industry is highly competitive. There are competitors in the United States that are currently selling FDA -approved products that our products would compete with if and when approved by the FDA. Also, we are aware of companies developing patch products and other pain formulations.
          In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. In addition, the intensely competitive environment of the pain management products requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations. Because we are smaller than our competitors, we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our drug candidates or compete for market share in the pain management sector.
Third Party Service Agreements
          We contract with various third parties to provide certain critical services including conducting and managing clinical and non-clinical studies, manufacturing, certain research and development activities, medical affairs and certain regulatory activities and financial functions. Our failure to maintain our relationships with these third party contractors may have a material adverse effect on our business, financial condition and results of operations.
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

FDA Approval Process
          To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.
          The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: (i) completion of nonclinical laboratory and animal testing in compliance with FDA regulations; (ii) submission of an investigational new drug application, which must become effective before human clinical trials may begin; (iii) performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and (iv) submission and approval of an NDA by the FDA.
          The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap
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
     As a product candidate moves through the clinical phases, manufacturing processes are further defined, refined, controlled and validated. The level of control and validation required by the FDA in the conduct of clinical trials increases as clinical studies progress.
     Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An institutional review board, or IRB, generally must approve the clinical trial design and patient informed consent at each clinical site and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
     The applicant must submit to the FDA the results of the nonclinical studies and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee, unless waived. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act, or PDUFA, the FDA ordinarily has 10 months in which to complete its initial review of the NDA and respond to the applicant. However, the PDUFA goal dates are not legal mandates and the FDA response often occurs several months beyond the original PDUFA goal date. The review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA submission. Following completion of the FDA’s initial review of the NDA and the clinical and manufacturing procedures and facilities, the FDA will issue a complete response or action letter, which will either include an approval authorizing commercial marketing of the drug for certain indications or contain the conditions that must be met in order to secure final approval of the NDA. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA.
Section 505(b)(2) New Drug Applications
     Since the active pharmaceutical ingredient, in Ketotransdel® is Ketoprofen which has already been approved by the FDA, we are able to file a NDA under section 505(b)(2) of the Hatch-Waxman Act of 1984 for this product as well as other products that we may develop including approved active pharmaceutical ingredients. This is an alternate path to FDA approval for new formulations of previously approved products. Section 505(b)(2) was enacted as part of the Drug Price Competition and

Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may also require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).
          Each study is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA. In some cases, the FDA allows a company to rely on data developed in foreign countries or previously published data, which eliminates the need to independently repeat some or all of the studies.
     To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.
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
Quality Assurance Requirements
          The FDA enforces regulations to ensure that the methods used in, and facilities and controls used for, the manufacture, processing, packing and holding of drugs conform to current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality, purity and safety characteristics required of them. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.
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
          The FDA also conducts periodic inspections of facilities to assess their cGMP status. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations and financial condition. The FDA could initiate product seizures, request product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could lead to civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing the company from receiving the necessary licenses to export its products and classifying the company as an “unacceptable supplier,” thereby disqualifying the company from selling products to federal agencies. Imported active pharmaceutical ingredients and other components needed to manufacture our products could be rejected by United States Customs.
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
Summary of Recent Events
          The Board of Directors (the “Board”) accepted the resignation of Dr. Juliet Singh as our Chief Executive Officer and as a director on the Board, effective February 17, 2010. The Board appointed Jeffrey J. Abrams, M.D. as Chairman of the Board. The Board also appointed John T. Lomoro, our current Chief Financial Officer, as acting Chief Executive Officer. Mr. Lomoro will also serve as our principal executive officer. In addition, in February 2010, we appointed Terry Nida as our Chief Business Officer.
          In connection with her resignation, we entered into a consulting agreement with Dr. Singh, which provides that she will provide consulting services to us at request and the direction of the Board.
Employees
          As of March 23, 2009, we employ four full-time individuals, responsible for financial accounting and investor relations, business and corporate development, research and development management, and general administration. Our employees are not unionized and we believe that our relationship with our employees is good.
SEC Filings; Internet Address
          We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on www.transdelpharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.
          Our filings are also available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

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
          Since inception we have recorded operating losses. From Inception through December 31, 2009, we have a deficit accumulated during the development stage of approximately $14.9 million, and for the year ended December 31, 2009, we experienced a net loss of approximately $4.6 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
          As we continue to engage in the development of Ketotransdel® and develop other products, including cosmetic/cosmeceutical products, there can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether Ketotransdel® receives FDA approval. We cannot be certain that we will receive FDA approval for Ketotransdel®, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Unless we raise additional capital, we will not be able to execute our business plan or fund business operations. Furthermore, we will be forced to reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan.
          The report of our independent registered public accounting firm on our 2009 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.
          We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. As of December 31, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan into the second quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. The Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to meet the FDA’s requirement for two adequate and well controlled Phase 3 clinical trials in order to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds. If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.
          We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.
          The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments generally and specifically in the pharmaceutical industry. In addition, the fact that we are not profitable and will need significant additional funds to meet the FDA’s requirement for two adequate and well controlled Phase 3 clinical trials in order to obtain regulatory approval to market Ketotransdel® and any other clinical trials we would want to commence for other products, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to cease operations.
          We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.
          Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:
•	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for our drug candidates;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.
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
          We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. In particular, the outcome of the final analyses of the data from the Phase 3 clinical trial for Ketotransdel® may vary from our initial conclusions or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial, including our modified ITT analysis for our Phase 3 clinical trial of Ketotransdel®. The FDA is requiring two adequate and well controlled Phase 3 clinical trials for Ketotransdel® before we can submit a 505(b) (2) New Drug Application. In addition, the results of any future clinical trials may not be favorable and we may never receive regulatory approval for Ketotransdel®. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.
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
Our success will depend in part on our ability to:
•	obtain and maintain patent protection with respect to our products;

•	prevent third parties from infringing upon our proprietary rights;

•	maintain trade secrets;

•	operate without infringing upon the patents and proprietary rights of others; and

•	obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries.
     We obtained a patent from the United States Patent and Trademark Office on our Transdel™ technology in 1998, which affords protection of Transdel™ through 2016 in the United States. We may not be successful in our efforts to extend the date of our patent protection beyond 2016.
     The patent and intellectual property positions of specialty pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or that is used by us, our contract manufacturing organizations or our other service providers. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.
     Furthermore, patent applications in the U.S. are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned by us were the first to conceive of the inventions covered by such patents and patent applications or that such inventors were the first to file patent applications for such inventions.
     We also may rely on unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our employees and certain consultants. There can be no assurance, however, that binding agreements will not be breached, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors. In addition, there can be no assurance that inventions relevant to us will not be developed by a person not bound by an invention assignment agreement with us.
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
          We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, contract research organizations (CROs) and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our product candidates. As a result, many important aspects of our product candidates’ development are outside our direct control. There can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.
          The CROs with which we contract for execution of our clinical studies play a significant role in the conduct of the studies and subsequent collection and analysis of data, and we will likely depend on these and other CROs and clinical investigators to conduct any future clinical studies or assist with our analysis of completed studies and to develop corresponding regulatory strategies. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If these CROs fail to devote sufficient time and resources to our studies, or if their performance is substandard, it will delay the approval of our applications to regulatory agencies and the introduction of our products. Failure of these CROs to meet their obligations could adversely affect development of our product candidates and as a result could have a material adverse effect on our business, financial condition and results of operations. Moreover, these CROs may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position.
          Our cosmetic/cosmeceutical product development program may not be successful.
          We recently expanded our product development program to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Because our primary focus will remain on seeking FDA approval for Ketotransdel, we plan to use limited resources on our cosmetic/cosmeceutical development program and, as a result, we will need to partner with third parties to perform formulation, clinical research, manufacturing, sales and marketing activities. We have initial clinical information supporting the beneficial effects of our anti-cellulite product on skin appearance, and to supplement the license agreement entered into for this product, we are pursuing discussions with potential sales and marketing partners for this product. We cannot assure you that the results of any further studies that may be required before these products can be commercialized will be successful, that we will enter into commercial agreements (in addition to the license agreement entered into in the second quarter 2009 with JH Direct, LLC) with third parties for these products on acceptable terms, or at all, or that these products will be successfully commercialized. Even if we are not required to obtain FDA pre-market approval for these products, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make about our products. There is no assurance that we will be successful in developing any other cosmetic/cosmeceutical products, including products for hyperpigmentation and anti-aging. Any products we develop may cause undesirable side effects that could limit their use, require their removal from the market and subject us to adverse regulatory action and product liability claims. Further, the market for cosmetic/cosmeceutical products is highly competitive, and there is no assurance that our products will be able to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.
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
          Because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key institutions, we cannot assure you that we will succeed in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in the pharmaceutical industry, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.
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
          We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the annual report on Form 10-K. Also, we will be required to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2010. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement or outsource an internal audit function; and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm opinion required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.
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
          Our common stock is classified as a “penny stock”, which makes it more difficult for our investors to sell their shares.
          Our common stock is currently subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.
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
Facilities
          We lease approximately 1,681 square feet of office space in La Jolla, California. The current lease term expires on March 31, 2010 at which time we anticipate to renew the lease for a period of time sufficient to allow us to operate our business uninterrupted. This facility serves as our corporate headquarters.
          We believe our current facility is adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
Market Information
          Our common stock has been quoted on the OTC Bulletin Board since October 1, 2007 under the symbol TDLP.OB. Prior to that date, there was no active market for our common stock. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-bid prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. The closing price of our common stock on March 23, 2010 was $1.00 per share.
          The following table sets forth the high and low last-bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2009	High	Low
First Quarter	$1.10	$0.60
Second Quarter	$1.70	$0.65
Third Quarter	$1.99	$0.80
Fourth Quarter	$4.00	$1.06

Fiscal Year 2008	High	Low
First Quarter	$2.94	$1.05
Second Quarter	$1.98	$1.10
Third Quarter	$1.75	$1.00
Fourth Quarter	$1.39	$0.55
Holders
          As of March 12, 2010 we had approximately 73 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.
Dividends
          We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
          None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting policies and estimates” and the risk factors set forth above in Part I, Item 1A — Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change. Readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.
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
          As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the second quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.
Plan of Operations
          For the next twelve months, our current operating plan is focused on the development of our lead drug, Ketotransdel® for the indication of acute pain, inflammation and swelling associated with soft tissue injuries, development of cosmetic/cosmeceutical products and co-development opportunities in other therapeutic areas utilizing our Transdel™ platform technology.
Clinical Program for Ketotransdel®
          In June 2008, we initiated a Phase 3 clinical study designed as a randomized, double-blind, placebo-controlled, multi-center Phase 3 study that enrolled a total of 364 patients with acute soft tissue injuries of the upper or lower extremities in 26 centers in the United States. The primary efficacy endpoint was the difference between Ketotransdel® and placebo in the change from baseline in pain intensity as measured by the 100 mm Visual Analogue Scale (VAS) during daily activities over the past 24 hours on the Day 3 visit.
          As we reported in October 2009, the top-line results showed that the study demonstrated statistical significance in its primary endpoint in the per protocol analysis and was favorable for Ketotransdel® in the Intent-To Treat (ITT) Analysis. Ketotransdel® also demonstrated an excellent safety and tolerability profile. In particular, there were no Ketotransdel® treatment related gastrointestinal, cardiovascular, hepatic or other clinically relevant adverse events reported. Furthermore, Ketotransdel® was well absorbed through the skin and in support of the safety and tolerability only minimal blood concentrations of ketoprofen were detected in a subset of patients who underwent blood sampling for pharmacokinetic (PK) analyses following repeated topical applications. These PK results are consistent with our previous clinical study findings and support the excellent safety profile.
          In January 2010, we reported on further in-depth analyses of the ITT data from the Ketotransdel® Phase 3 study. For the modified ITT analysis we identified 35 patients who did not meet study entry criteria at the time of randomization. Excluding the data from these patients who should not have been randomized into the study based on information that was not known at the time of enrollment, the study demonstrated statistical significance (p<0.038) on the primary efficacy endpoint. This analysis was confirmed by an independent statistical expert.

          The weight of evidence of a treatment effect in this study is further strengthened by a key secondary endpoint (pain intensity recorded 3 times daily on patient diary cards) that supports the primary endpoint. The pain curves over time show consistent separation between treatment groups reaching statistical significance in favor of Ketotransdel®; using both the original and modified ITT population.
          Based on discussions with the FDA at least two adequate and well-controlled Phase 3 studies are required in order to obtain regulatory approval to market Ketotransdel®. We believe that the first Phase 3 trial will qualify as one adequate and well-controlled trial because there is statistical significance on the primary endpoint in an objectively defined modified ITT population, and statistical significance on secondary endpoints. We are in the process of determining the design of the second Phase 3 trial. There is no assurance that the FDA will accept our conclusion of the modified ITT data from the first Phase 3 study as sufficient as part of the requirements for regulatory approval
          As part of a routine requirement to provide safety information in the NDA submission we have to perform studies such as to assess the allergenicity potential and absorption of ketoprofen during concurrent exercise and heat exposure with Ketotransdel.®. These additional supportive trials will be conducted in healthy subjects. The timing of the second Phase 3 trial and the other supportive studies will be dependent on obtaining adequate financing to support the execution of these activities and for other working capital expenditures.
          We expect that Ketotransdel®, if and when approved by the FDA, could become the first topical NSAID cream product available by prescription in the United States for acute pain management. We are seeking a commercial partner for Ketotransdel®, and are actively pursuing discussions with U.S. and foreign based potential partners with sales and marketing infrastructures.
Cosmeceutical/Cosmetic Product Development Program
          We have expanded our product development programs to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Our lead product is an anti-cellulite formulation, for which we have initial clinical information supporting the beneficial effects of this key cosmetic/cosmeceutical product on skin appearance. Our potential pipeline of cosmetic/cosmeceutical products includes hyperpigmentation and anti-aging formulations. We are pursuing discussions with potential sales and marketing partners for these cosmetic/cosmeceutical products.
          On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmeceutical product. Under the terms of the agreement, JH Direct will pay us initial royalty advances if the product is marketed and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. We anticipate that JH Direct will launch the anti-cellulite product through a direct response television campaign during the second half of 2010.
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
          We believe that our current staff is sufficient to carry out our business plan in the coming twelve months, however, if our operations in the future require it, we will consider the employment of additional staff or the use of consultants. Upon the resignation of our Chief Executive Officer, effective February 17, 2010, our Board of Directors initiated a search for a new Chief Executive Officer. Until then, our Chief Financial Officer, John Lomoro, will serve as the acting Chief Executive Officer.
Results of Operations
Comparisons of Years Ended December 31, 2009 and 2008
Selling, General and Administrative Expenses
          Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses:

	Year ended December 31,		$
	2009	2008	Variance
Selling, general and administrative	$1,598,369	$1,755,731	$(157,362)

          For the year ended December 31, 2009, the decrease of $157,362 in selling, general and administrative expense, as compared to the year ended December 31, 2008, was primarily related to the decrease in investor relations and legal expenses, partially offset by increased expenses for personnel, consulting and insurance costs. Further explanations for these variances are as follows:
•	The primary reason for the decrease in investor relations expense was due to the lower amount of amortization, approximately $260,000, related to the value of stock-based compensation for stock and warrants previously issued to investor relations firms. The decrease in legal fees of approximately $100,000 is due to a lower amount of legal activity and related expense during the current period in comparison to the same period last year. Also, travel and entertainment expenses decreased by approximately $20,000.

•	The increase in personnel expenses of approximately $110,000 is due to an increase in wages (as of July 1, 2008) and additional stock-based compensation granted to employees and board members in the second and fourth quarters of 2008 and during the second quarter of 2009. Consulting expenses increased by approximately $70,000 primarily related to stock-based compensation and monthly fees for business development consulting services. Insurance costs increased by approximately $30,000 from two product liability policies that we obtained in the latter part of the second quarter 2008 and in the fourth quarter of 2008 for our Phase 3 clinical trial and our cosmeceutical products as well as other incremental insurance costs.
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
The table below provides information regarding research and development expenses:

	Year ended December 31,		$
	2009	2008	Variance
Research and development	$2,965,707	$1,990,665	$975,042

          For the year ended December 31, 2009, the increase of $975,042 in research and development expense, as compared to the year ended December 31, 2008, was primarily related to the increase of expenses for the current Phase 3 study, partially offset by decreased expenses related to personnel, contract manufacturing and non-clinical studies. Further explanations for these variances are as follows:
•	During the current period, we recognized an increase of approximately $1.5 million of expenses related to the current Phase 3 study, primarily related to the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study. Also, we recognized an increase of approximately $200,000 for consulting services related to the management of the Phase 3 trial and data analysis on the Phase 3 results.

•	The decrease in personnel expenses of approximately $350,000 was primarily related to stock-based compensation and wages of former employees recognized in the prior year, partially offset by such expenses for our chief medical officer who joined us in October 2009. Also, during the same period in the prior year, we recognized approximately $410,000 of expenses related to contract manufacturing activities and non-clinical studies for the Phase 3 clinical program which were not incurred in the current period.
Interest Income
          Interest income was $10,440 and $67,008, for the years ended December 31, 2009 and 2008, respectively. The decrease was due to a lower average cash balance and lower interest rates during fiscal year 2009 as compared to fiscal year 2008.

Gain on Settlement
          In 2008, we recognized a gain of $375,000 after fees paid to our counsel and an executive and director of the Company as result of a settlement agreement with a law firm previously retained by us.
Liquidity and Capital Resources
          Since inception through December 31, 2009, we have incurred losses of approximately $14.9 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel®. Historically, our operations have been financed through capital contributions and debt and equity financings.
          As of December 31, 2009, we had approximately $1.6 million in cash and cash equivalents. In May 2008, we completed a private placement to accredited investors, where we raised gross proceeds of approximately $4.0 million (net of legal fees aggregating $22,470) from the issuance of 1,818,180 shares of common stock and detachable warrants to purchase 227,272 shares of our common stock at a cash exercise price of $4.40 per share and a cashless exercise price of $5.50 per share.
          We have limited funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern subsequent to the second quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. As of December 31, 2009, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan into the second quarter of 2010, which would include final payments for the Phase 3 clinical study completed in 2009 and general and administrative expenses. However, in order to conduct the second Phase 3 trial and the other routine supportive safety studies that are required in order to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds. We intend to seek additional financing to fund the clinical requirements for Ketotransdel® as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®.
          We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.
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
          As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements, we have incurred recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. In addition, since we do not have adequate cash resources, as of the date of the Report, to support our operating plan for the next twelve to fifteen months, this too factored into our public accounting firm’s doubt we will continue as a going concern.
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
          Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows Financial Accounting Standards Board (“FASB”) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our consolidated balance sheets.
Off-Balance Sheet Arrangements
          Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
          In the third quarter of 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates, or ASUs, which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an effect on our financial position or results of operations.
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
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our acting chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this annual report on Form 10-K. Based on the foregoing, our acting chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the acting chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Our evaluation of internal control over financial reporting includes using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), an integrated framework for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment.
     Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
Inherent Limitations on Effectiveness of Controls
     Our management, including our acting chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors as of March 15, 2010:

Name	Age	Position
John T. Lomoro	40	Acting Chief Executive Officer and Chief Financial Officer
Joachim Schupp, M.D.	57	Chief Medical Officer
Terry Nida	61	Chief Business Officer
Jeffrey J. Abrams, M.D.	62	Chairman of the Board
Anthony S. Thornley	63	Director
Lynn C. Swann	57	Director
          Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors and director nominees have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board.
Biographies
          John T. Lomoro has been our acting chief executive officer since February 2010 and our chief financial officer since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007 and the chief financial officer of Transdel Pharmaceuticals Holdings, Inc. since September 2007. From 2004 to 2007, Mr. Lomoro was the director of North American accounting for Carl Zeiss Vision Inc., a privately held international optical lens manufacturing and distribution company. From 2003 to 2004, Mr. Lomoro was the manager of financial reporting and planning for dj Orthopedics, Inc., a publicly traded medical device manufacturing company. From 2002 to 2003, Mr. Lomoro was a corporate accounting manager at Wireless Knowledge, Inc. Mr. Lomoro’s experience also includes approximately five years in public accounting as an audit manager at Ernst & Young LLP. Mr. Lomoro received a B.S. degree in accounting from St. Cloud State University of Minnesota and is a certified public accountant.
          Joachim Schupp, M.D. has been the chief medical officer of Transdel since October 2009. Dr. Schupp has almost 25 years of leadership experience in the pharmaceutical industry. Prior to Transdel, Dr. Schupp was the Vice President of Medical Affairs at Adventrx Pharmaceuticals and Vice President of Clinical Data Services at ProSanos Corporation. For almost two decades, Dr. Schupp held various leadership positions in clinical development and global project management with Novartis Pharmaceuticals (and former Ciba-Geigy AG) in Switzerland. He provided medical support for the life-cycle management of Ciba-Geigy’s lead product Voltaren® (diclofenac) and his international cross-functional project team leadership role in multiple therapeutic areas is credited for the development and market approval of several drugs, including Femara®, Apligraf®, and Exjade®. Dr. Schupp received his M.D. from the Free University of Berlin in Germany and he served on the faculty at the University of Pretoria, South Africa in Internal Medicine and Rheumatology.
          Terry Nida has been the Chief Business Officer of Transdel since February 2010. He has over 30 years of pharmaceutical industry experience and has developed an established and successful track record in negotiating and closing global and regional joint development, licensing, distribution, sales and marketing partnerships and supply agreements with multiple pharmaceutical companies. Prior to Transdel, Mr. Nida worked as an Executive Consultant for pharmaceutical and biotechnology companies, including such responsibilities as business development. From 2006 to 2008, Mr. Nida held positions as Chief Operating Officer at Urigen Pharmaceuticals and from 1995 to 2006 was the Vice President Corporate Development, Marketing and Sales at VIVUS, Inc. Prior to VIVUS, Mr. Nida held senior management positions with Carrington Laboratories, Centocor and started his career with Bristol Myers. Mr. Nida received his B.S. and M.A. degrees from Wichita State University.
          Jeffrey J. Abrams, M.D., MPH, has been the Chairman of the Board since February 2010 and a director since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007. Dr. Abrams has been a director of Transdel Pharmaceuticals Holdings, Inc. since 1998. Prior to joining Transdel Pharmaceuticals Holdings, Inc., Dr. Abrams was a practicing primary care clinician for over twenty years. Dr. Abrams received a B.A. from the State University of New York at Buffalo, an M.D. from the Albert Einstein College of Medicine and an M.P.H. from San Diego State University. Dr. Abrams was one of the co-founders of our company, and we believe that his qualifications to sit on our Board include his scientific and technical knowledge of our Transdel™ technology and our lead product candidate, Ketotransdel® and his years of experience as a practicing primary care clinician.

          Anthony S. Thornley has been a director since November 2007. Mr. Thornley currently serves on the Board of Directors at Callaway Golf Incorporated, Cavium Networks Inc. and Airvana Inc. From February 2002 to June 2005, he served as President and Chief Operating Officer of QUALCOMM Incorporated, a wireless communication technology and integrated circuit company. From July 2001 to February 2002 he served as Chief Financial Officer and Chief Operating Officer of QUALCOMM, and from March 1994 to February 2002, he was the Chief Financial Officer of QUALCOMM. Prior to joining QUALCOMM, Mr. Thornley was with Nortel Networks, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President Finance and IS, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand in public accounting. Mr. Thornley received his BS degree in Chemistry from the University of Manchester, England. We believe Mr. Thornley’s qualifications to sit on our Board include his years of experience as an executive officer with leading national companies, including his service as President, Chief Operating Officer and Chief Financial Officer of QUALCOMM, his service on other public company boards and committees, and his status as a financial expert under Sarbanes-Oxley.
          Lynn C. Swann has been a director since November 2008. He is president of Swann, Inc., a consulting firm specializing in marketing and communications and managing director of Diamond Edge Capital Partners, LLC, a New York-based finance company. Mr. Swann currently serves on the Board of Directors of H.J. Heinz Company, Hershey Entertainment and Resorts Company, Harrah’s Entertainment, Inc. and Empower Software. He was also chairman of the President’s Council on Physical Fitness and Sports from 2002-2005. A former all-pro wide receiver for the Pittsburgh Steelers and 2001 Hall of Famer, he spent twenty-nine years with ABC Sports as a sports analyst and broadcaster before retiring in 2006. Active in community affairs, Mr. Swann is a spokesman, former board president and current director of Big Brothers Big Sisters of America, and former director of the Pittsburgh Ballet Theatre. Mr. Swan holds a B.A. degree in public relations from the University of Southern California. We believe Mr. Swann’s qualifications to sit on our Board include his years of experience as a business consultant, his expertise in marketing and communications, investment banking and financial advisory services and his service on other public company boards and committees.
          There are no family relationships among our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
          No person who, during the fiscal year ended December 31, 2009, was one of our directors or officers, or beneficial owner of more than ten percent of our Common Stock (which is the only class of securities registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Exchange Act during such fiscal year. The foregoing is based solely upon our review of Forms 3 and 4 relating to the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.
Code of Ethics
          On December 6, 2007, we adopted an amended and restated code of ethics and business conduct that applies to our principal executive officer, principal financial officer, or persons performing similar functions and all other employees. A copy of the amended and restated code of ethics and business conduct can be found on our website at www.transdelpharma.com.
Director Independence
          We believe that all of our directors are each an “independent director,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.
Board Committees
          Our Board currently performs the functions and duties generally performed by separately constituted audit, compensation and nominating and corporate governance committees. We intend to recruit additional directors to serve on our Board, and at such time, the Board will form separate Board committees. We intend that a majority of our directors will be independent directors, and that our Board and Board committees will meet the corporate governance requirements imposed by the Nasdaq Stock Market although we are not required to comply with such requirements until we seek listing on the Nasdaq Stock Market. Additionally, the Board will direct each committee to adopt a charter to govern its duties and actions.
          Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has determined that having an independent director serve as Chairman is in the best interests of the Company and its stockholders at this time. This structure ensures a greater role for the independent directors in the oversight of the company and active participation of the independent directors in setting agendas and establishing Board priority and procedures, while allowing our acting Chief Executive Officer to focus on the management of the Company’s day-to-day operations.
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
          Executive Compensation. Our Board reviews and sets our general compensation policies and executive compensation, including officer salary levels, incentive compensation programs and share-based compensation. Our Board also has the exclusive authority to administer our 2007 Incentive Stock and Awards Plan. Juliet Singh, our former Chairman, President and Chief Executive Officer, abstained from any board discussions with respect to her compensation during the time she served as an executive of our company.
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
          We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Board strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s business.
          There has been no change to the procedures by which security holders may recommend nominees to our Board of Directors.
          Risk Oversight. The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of management on areas of material risk to the Company, including operational, financial, legal and regulatory. The Board receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

ITEM 11.	EXECUTIVE COMPENSATION
          The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to our named executive officers serving as of December 31, 2009.
Summary Compensation Table

			Stock Awards	Option Awards	Total
Name	Year	Salary ($)	($)	($)(1)	($)
Juliet Singh, Ph.D., (2)	2009	225,000	—	210,361	435,361
President and Chief Executive Officer	2008	210,000	—	140,167	350,167

John T. Lomoro,	2009	170,000	—	105,181	275,181
Chief Financial Officer	2008	160,000	—	70,083	230,083

Joachim P.H. Schupp, M.D. (3) Chief Medical Officer	2009	40,269	—	220,404	260,673

(1)	Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with guidance from the Financial Accounting Standards Board (“FASB”). As a result of changes to the rules relating to these disclosures, the fiscal year 2008 amounts have been revised from the amounts reported in our previous Form 10-K to reflect the grant date fair value of the options granted, rather than the expense recognized for financial reporting purposes. The assumptions used in the calculations for these amounts are described in Note 7 to our consolidated financial statements included herein.

(2)	Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer and as a director on the Board.

(3)	On October 12, 2009, Joachim P.H. Schupp, M.D. was appointed as our Chief Medical Officer. In association with his appointment, Dr. Schupp was awarded an option for 215,000 shares of common stock at an exercise price of $1.70, which vests quarterly over a three year period. Prior to his appointment, Dr. Schupp was retained by the company as a consultant in April 2009. Not included above is the compensation earned by Dr. Schupp as a consultant for the company which included a monthly cash retainer and an option for 85,000 shares of common stock at an exercise price of $1.60 that was awarded to him in June 2009. This option vests over a one-year period and had a grant date fair value of approximately $97,000 (as adjusted for modifications made to this award upon appointment as our Chief Medical Officer).
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth certain information concerning outstanding stock awards held by our named executive officers as of December 31, 2009.

	Option Awards (1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Juliet Singh, Ph.D. (2)	33,333	166,667	1.60	6/18/2019
	100,000	100,000	2.00	4/23/2018
	10,000	—	2.00	9/16/2017
	150,000	50,000	2.00	9/16/2017

John T. Lomoro	16,667	83,333	1.60	6/18/2019
	50,000	50,000	2.00	4/23/2018
	112,500	37,500	2.00	9/16/2017

Joachim P.H. Schupp, M.D.	—	215,000	1.70	10/14/2019
	55,000	30,000	1.60	6/18/2019

(1)	— All options vest on a quarterly basis over their respective vesting term.

(2)	— As noted below, as of February 17, 2010, in accordance with the separation agreement entered into with Dr. Singh, 300,000 stock options that were unvested as of the resignation date became fully vested.
Employment Agreement
          We entered into an employment agreement with Juliet Singh, Ph.D. to serve as our chief executive officer. Pursuant to this employment agreement, Dr. Singh was entitled to receive an annual base salary of $195,000, subject to annual reviews by our board of directors. Dr. Singh was also entitled to a performance-based bonus to be comprised of cash and/or equity compensation. Subject to the terms of Dr. Singh’s employment agreement, the Board of Directors increased Dr. Singh’s salary to $225,000 effective July 1, 2008 and granted a stock option for 200,000 shares of common stock at an exercise price of $2.00.
          Effective February 17, 2010, the Board of Directors accepted the resignation of Dr. Juliet Singh as Chief Executive Officer and as a director on the Board. In connection with Dr. Singh’s resignation, we entered into a separation agreement that provides her with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, Dr. Singh will have three years from the date of her resignation to exercise her vested options. We also entered into a consulting agreement with Dr. Singh, which provides that she has agreed to provide consulting services to us at the request and the direction of the Board. Dr. Singh will be entitled to $5,000 per month for her consulting services.

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
          As of March 15, 2010, there were outstanding options to purchase 1,905,000 shares of our common stock, 220,313 shares of restricted stock outstanding under the 2007 Plan, and 774,687 shares of our common stock available for issuance under the 2007 Plan.
Director Compensation
          The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to the members of our board of directors serving on December 31, 2009.

		Fees Earned
		or Paid in
		Cash	Stock Awards	Option Awards	Total
Name	Year	($)	($)(1)(6)	($)(2)(6)	($)
Juliet Singh, Ph.D.	2009	$—	$—	$—	$—
	2008	$—	$—	$—	$—

Jeffrey J. Abrams, M.D. (3)	2009	$—	$—	$—	$—
	2008	$—	$—	$37,300	$37,300

Anthony S. Thornley (4)	2009	$—	$—	$—	$—
	2008	$—	$—	$37,300	$37,300

Lynn C. Swann (5)	2009	$—	$—	$—	$—
	2008	$—	$17,500	$48,288	$65,788

(1)	In November 2008, the Company awarded 25,000 shares of its restricted common stock to Mr. Swann upon his appointment to the Board of Directors.

(2)	In November 2008, each member of the Board of Directors, except Dr. Singh, was awarded an option for 80,000 shares of common stock at an exercise price of $0.70, which vests quarterly over a five year period. Also, in November 2008, upon his appointment, the Board of Directors granted Mr. Swann an option to purchase 25,000 shares of common stock at an exercise price of $0.70, which vested quarterly over a 1 year period.

(3)	As of December 31, 2009, Dr. Abrams held 90,000 stock options, of which 26,000 were vested.

(4)	As of December 31, 2009, Mr. Thornley held 90,000 stock options, of which 26,000 were vested.

(5)	As of December 31, 2009, Mr. Swann held 105,000 stock options and 25,000 shares of restricted common stock, of which 41,000 and 25,000 were vested, respectively.

(6)	Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with FASB guidance. As a result of changes to the rules relating to these disclosures, the fiscal year 2008 amounts have been revised from the amounts reported in our previous Form 10-K to reflect the grant date fair value of the options or stock granted, rather than the expense recognized for financial reporting purposes. The assumptions used in the calculations for these amounts are described in Note 7 to our consolidated financial statements included herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth certain information as of March 15, 2010, regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address for the current officers and directors is c/o Transdel Pharmaceuticals, Inc. 4225 Executive Square, Suite 485, La Jolla, California 92037. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 15, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of	Number of Shares Beneficially		Percentage
Beneficial Owner	Owned		Beneficially Owned (1)
Juliet Singh, Ph.D.	2,564,125	(6)	15.8%
Jeffrey J. Abrams, M.D.	1,592,500	(2)	10.2%
The Abrams Family Trust	1,562,500	(3)	—
Anthony S. Thornley	103,400	(4)	*
Lynn C. Swann	70,000	(5)	*
John T. Lomoro	216,667	(7)	1.4%
Joachim Schupp, M.D.	105,833	(7)	*
Terry Nida	—		—
Joseph Grasela(8)	1,171,875		7.5%
John C. Grasela(8)	1,171,875		7.5%
All executive officers and directors as a group (5 persons)	2,088,400		13.0%

*	less than 1%

(1)	Based on 15,652,061 shares of our common stock issued and outstanding as of March 15, 2010.

(2)	Jeffrey J. Abrams, M.D., a director, is a trustee of the Abrams Family Trust. Dr. Abrams has sole voting and investment control with respect to the shares of common stock owned by the Abrams Family Trust. Includes 30,000 shares of common stock issuable upon the exercise of stock options.

(3)	Dr. Abrams is a trustee of the Abrams Family Trust, which owns 1,562,500 shares of our common stock.

(4)	Includes 12,500 and 30,000 shares of common stock issuable upon the exercise of warrants and stock options, respectively.

(5)	Includes 45,000 shares of common stock issuable upon the exercise of stock options and 25,000 shares of restricted stock.

(6)	Includes 610,000 shares of common stock issuable upon the exercise of stock options.

(7)	Total amount includes shares of common stock issuable upon the exercise of stock options.

(8)	Joseph Grasela and John C. Grasela are adult siblings living in separate households.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2009:
EQUITY COMPENSATION PLAN INFORMATION (1)

	Number of Shares	Weighted-	Number of Shares
	to be Issued Upon	Average	Remaining Available
	Exercise of	Exercise Price	for Future Issuance
	Outstanding	of Outstanding	Under Equity
	Stock Options	Stock Options	Compensation Plans
Equity compensation plans approved by security holders	1,605,000	$1.64	1,074,687
Equity compensation plans not approved by security holders	5,000	2.00	—

Total	1,610,000	$1.64	1,074,687

(1)	See footnote 7 in the consolidated financial statements included herein for information related to the equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          Except for those noted below, we have not engaged in any transaction since January 1, 2008 in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal 2008 and 2009 and in which any of our directors, named executive officers or any holder of more than 5% of our common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest.
          In February 2007, prior to the Merger, our Board of Directors approved a payment of 12.5% of any proceeds we may receive from an action we had initiated against a prior law firm, not to exceed $100,000, to be paid each to Drs. Singh and Abrams for their monetary contributions and uncompensated time commitment over a period of approximately four years related to pursuing this matter and other amounts paid on our behalf. On February 5, 2008, as a result of mediation, we reached a settlement agreement with the law firm. Although the law firm did not admit to any liability or wrongdoing, they desired to resolve the dispute and therefore, agreed to pay us $750,000. In exchange for the settlement, the law firm, any other parties involved in the mediation and us released and waived any future claims against each other, whether known or unknown at the time of the settlement. In accordance with our February 2007 board approved payments, $93,750 was paid to Global Strategic Medical Consulting Inc. of which the sole shareholder of this entity is our former Chief Executive Officer, Dr. Juliet Singh, and $93,750 was paid to The Abrams Family Trust of which our director, Jeffrey Abrams, M.D., is the trustee, from our settlement with the law firm.
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
Separation Agreement and General Release
          Effective February 17, 2010, the Board of Directors accepted the resignation of Dr. Juliet Singh as Chief Executive Officer and as a director on the Board. In connection with Dr. Singh’s resignation, we entered into a separation agreement that provides her with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, Dr. Singh will have three years from the date of her resignation to exercise her vested options. We also entered into a consulting agreement with Dr. Singh, which provides that she has agreed to provide consulting services to us at the direction of the Board. Dr. Singh will be entitled to $5,000 per month for her consulting services.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Aggregate fees for professional services rendered to the company by KMJ Corbin & Company LLP for the years ended December 31, 2009 and 2008, were:

	2009	2008
Audit Fees	$74,250	$98,750
          The Audit Fees for the years ended December 31, 2009 and 2008 were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC. There were no Audit-Related Fees, Tax Fees or All Other Fees billed by or paid to our principal accountant during the years ended December 31, 2009 and 2008.
          Our Board of Directors pre-approves all services to be provided by KMJ Corbin & Company LLP. KMJ Corbin & Company LLP performed no services, and no fees were incurred or paid, relating to financial information systems design and implementation. All fees paid to KMJ Corbin & Company LLP for fiscal 2009 and 2008 were pre-approved by our Board of Directors.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of the following documents filed as part of the report:
(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed herein.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.
(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Transdel Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 13, 2007)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 13, 2007)

Exhibit No.	Description
10.1	Form of September 2007 and October 2007 Private Offering Subscription Agreement (incorporated herein by reference to Exhibit 10.1 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2	Form of Warrant to purchase Common Stock (incorporated herein by reference to Exhibit 10.2 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.3	Registration Rights Agreement dated October 10, 2007, by and between Transdel Pharmaceuticals, Inc. and each of the investors signatory thereto (incorporated herein by reference to Exhibit 10.3 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.4	Placement Agent Agreement, dated September 17, 2007, between Transdel Pharmaceuticals Holdings, Inc. and Granite Financial Group, LLC (incorporated herein by reference to Exhibit 10.5 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5	Placement Agent Agreement, dated September 17, 2007, between Transdel Pharmaceuticals Holdings, Inc. and WFG Investments, Inc. (incorporated herein by reference to Exhibit 10.6 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6	Placement Agent Agreement, dated September 17, 2007, by and between Transdel Pharmaceuticals Holdings, Inc. and Palladium Capital Advisors, LLC (incorporated herein by reference to Exhibit 10.7 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.7	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.8	Assignment of Employment Agreement, dated September 17, by and among Transdel Pharmaceuticals Holdings, Inc., Transdel Pharmaceuticals, Inc. and Juliet Singh, Ph.D. (incorporated herein by reference to Exhibit 10.9 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.9	Employment Agreement, dated June 27, 2007, by and between Transdel Pharmaceuticals Holdings, Inc. and Juliet Singh, Ph.D. (incorporated herein by reference to Exhibit 10.10 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.10	Transdel Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.11 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.11	Form of 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.12	Form of 2007 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.13	Stock Purchase Agreement, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Rolf Harms. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.14	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Bywater Resources Holdings Inc. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.15	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

Exhibit No.	Description
10.16	Research and Development Services Agreement, dated October 11, 2007, by and between DPT Laboratories, Ltd. And Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.17	Project Scope Document, effective May 30, 2007, by and between DPT Laboratories, Ltd. and Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 27, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.18	Form of May 2008 Private Offering Subscription Agreement (incorporated herein by reference to Exhibit 10.1 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2008)

10.19	Form of Warrant to purchase Common Stock (incorporated herein by reference to Exhibit 10.2 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2008)

10.20	Clinical Trial Services Agreement by and between Transdel Pharmaceuticals, Inc. and Cato Research Ltd. (incorporated herein by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 11, 2008)

10.21	Separation Agreement and General Release between Juliet Singh and Transdel Pharmaceuticals, Inc. dated February 17, 2010

14	Amended and Restated Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

23.1	Consent of KMJ Corbin & Company LLP

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
(c)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES
     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDEL PHARMACEUTICALS, INC.
By:	/s/ John Lomoro
	Name:	John Lomoro
	Title:	Acting Chief Executive Officer and Chief Financial Officer
	Date:	March 31, 2010

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John T. Lomoro John T. Lomoro	Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)	March 31, 2010

/s/ Jeffrey J. Abrams Jeffrey J. Abrams, M.D.	Chairman of the Board	March 31, 2010

/s/ Anthony S. Thornley Anthony S. Thornley	Director	March 31, 2010

/s/ Lynn C. Swann Lynn C. Swann	Director	March 31, 2010

FINANCIAL STATEMENTS
Transdel Pharmaceuticals, Inc.
(A Development Stage Company)
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period from July 24, 1998 (Inception) Through December 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008 and for the Period from July 24, 1998 (Inception) Through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period from July 24, 1998 (Inception) Through December 31, 2009	F-8

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Transdel Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Transdel Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009 and for the period from July 24, 1998 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transdel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 and for the period from July 24, 1998 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses, had negative cash flows from operations and has not recognized any revenues since inception and has a deficit accumulated during the development stage. These items raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP
Costa Mesa, California
March 31, 2010

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,589,773	$5,111,031
Prepaid consulting fees	—	29,048
Prepaid expenses and other current assets	80,917	193,306

Total current assets	1,670,690	5,333,385
Computer equipment, net	1,394	2,450

Total assets	$1,672,084	$5,335,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681,014	$556,390
Accrued Phase 3 expenses	343,633	141,952
Accrued expenses and payroll liabilities	70,226	65,651

Total current liabilities	1,094,873	763,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,652,061 and 15,556,283 shares outstanding as of December 31, 2009 and 2008, respectively	15,652	15,556
Additional paid-in capital	15,497,128	14,938,219
Deficit accumulated during the development stage	(14,935,569)	(10,381,933)

Total stockholders’ equity	577,211	4,571,842

Total liabilities and stockholders’ equity	$1,672,084	$5,335,835

See accompanying notes to these consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From July 24,
			1998 (Inception)
			Through
	Year Ended December 31,		December 31,
	2009	2008	2009
Operating expenses:

Selling, general and administrative	$1,598,369	$1,755,731	$6,437,681
Research and development	2,965,707	1,990,665	7,514,116

Operating loss	4,564,076	3,746,396	13,951,797

Other income (expense):
Interest expense	—	—	(1,575,755)
Interest income	10,440	67,008	127,069
Gain on settlement	—	375,000	375,000
Gain on forgiveness of liabilities	—	—	89,914

Total other income (expense), net	10,440	442,008	(983,772)

Net loss	$(4,553,636)	$(3,304,388)	$(14,935,569)

Basic and diluted loss per common share	$(0.29)	$(0.22)

Weighted average common shares outstanding, basic and diluted	15,612,993	14,822,062

See accompanying notes to these consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 24, 1998
(INCEPTION) THROUGH DECEMBER 31, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance as of July 24, 1998 (Inception)	—	$—	$—	$—	$—
Estimated fair value of services contributed by stockholders	—	—	100,000	—	100,000
Net loss	—	—	—	(100,000)	(100,000)

Balance December 31, 1998	—	—	100,000	(100,000)	—
Estimated fair value of services contributed by stockholders	—	—	200,000	—	200,000
Net loss	—	—	—	(204,000)	(204,000)

Balance December 31, 1999	—	—	300,000	(304,000)	(4,000)
Issuance of common stock at $0.006 per share in May and June 2000	937,500	937	5,063	—	6,000
Estimated fair value of services contributed by stockholders	—	—	200,000	—	200,000
Net loss	—	—	—	(213,092)	(213,092)

Balance December 31, 2000	937,500	937	505,063	(517,092)	(11,092)
Estimated fair value of services contributed by stockholders	—	—	200,000	—	200,000
Net loss	—	—	—	(208,420)	(208,420)

Balance December 31, 2001	937,500	937	705,063	(725,512)	(19,512)
Estimated fair value of services contributed by stockholders	—	—	200,000	—	200,000
Net loss	—	—	—	(228,217)	(228,217)

Balance December 31, 2002	937,500	937	905,063	(953,729)	(47,729)
Estimated fair value of services contributed by stockholders	—	—	200,000	—	200,000
Net loss	—	—	—	(207,196)	(207,196)

Balance December 31, 2003	937,500	937	1,105,063	(1,160,925)	(54,925)
Estimated fair value of services contributed by stockholders	—	—	400,000	—	400,000
Net loss	—	—	—	(508,226)	(508,226)

Balance December 31, 2004	937,500	937	1,505,063	(1,669,151)	(163,151)
Capital contributions	—	—	14,200	—	14,200
Issuance of common stock at $0.006 per share in August 2005	2,453,125	2,453	13,247	—	15,700
Exercise of stock options at $0.006 per share in August 2005	15,625	16	84	—	100
Estimated fair value of services contributed by stockholders	—	—	400,000	—	400,000

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 24, 1998
(INCEPTION) THROUGH DECEMBER 31, 2009

Net loss	—	—	—	(539,622)	(539,622)

Balance December 31, 2005	3,406,250	3,406	1,932,594	(2,208,773)	(272,773)
Capital contributions	—	—	48,600	—	48,600
Exercise of stock options at $0.006 per share in June and July 2006	375,000	375	2,025	—	2,400
Estimated fair value of services contributed by stockholders	—	—	400,000	—	400,000
Net loss	—	—	—	(584,232)	(584,232)

Balance as of December 31, 2006	3,781,250	3,781	2,383,219	(2,793,005)	(406,005)
Issuance of common stock at $0.006 per share during January through March 2007	3,984,374	3,985	21,515	—	25,500
Exercise of warrants and stock options at $0.006 per share in April and August 2007	39,063	39	211	—	250
Capital contributions	—	—	105,907	—	105,907
Estimated fair value of services contributed by stockholders	—	—	175,000	—	175,000
Forgiveness of notes payable and interest	—	—	241,701	—	241,701
Issuance of restricted stock at a value of $2.00 per share in August 2007	195,313	195	(195)	—	—
Issuance of common stock in connection with merger on September 17, 2007	1,849,993	1,850	(1,850)	—	—
Net proceeds from private placement offering issued at $100,000 per unit in September and October 2007	2,071,834	2,072	3,835,719	—	3,837,791
Issuance of common stock related to conversion of Senior Convertible notes payable and accrued interest	1,530,177	1,530	1,528,647	—	1,530,177
Beneficial conversion feature upon conversion of Senior Convertible notes payable	—	—	1,530,177	—	1,530,177
Issuance of common stock and warrants for consulting services in September 2007 at a value of $2.00 per share for stock transactions and $100,000 per unit for stock and warrant transaction	275,000	275	549,725	—	550,000
Stock-based compensation	—	—	184,522	—	184,522
Net loss	—	—	—	(4,284,540)	(4,284,540)

Balance as of December 31, 2007	13,727,004	13,727	10,554,298	(7,077,545)	3,490,480
Net proceeds from private placement offering issued at $110,000 per unit in May 2008 and final costs of 2007 private placement offering	1,818,180	1,818	3,939,483	—	3,941,301
Adjustment and issuance of common stock, warrant and stock options related to consulting services agreements	(13,901)	(14)	(117,979)	—	(117,993)
Issuance of restricted stock at a value of $0.70 per share in November 2008	25,000	25	(25)	—	—
Stock-based compensation	—	—	562,442	—	562,442
Net loss	—	—	—	(3,304,388)	(3,304,388)

Balance as of December 31, 2008	15,556,283	15,556	14,938,219	(10,381,933)	4,571,842
See accompanying notes to these consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 24, 1998
(INCEPTION) THROUGH DECEMBER 31, 2009

Issuance of common stock and stock options related to consulting services agreements	45,778	46	121,409	—	121,455
Exercise of stock options at $0.99 per share in August 2009	50,000	50	49,450	—	49,500
Stock-based compensation	—	—	388,050	—	388,050
Net loss	—	—	—	(4,553,636)	(4,553,636)

Balance as of December 31, 2009	15,652,061	$15,652	$15,497,128	$(14,935,569)	$577,211

See accompanying notes to these consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998
			(Inception)
			Through
	Year Ended December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,553,636)	$(3,304,388)	$(14,935,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	—	—	(89,914)
Amortization of prepaid consulting fees	29,048	341,708	572,008
Depreciation	1,056	704	1,760
Non-cash interest on notes payable	—	—	1,575,755
Stock-based compensation	509,505	562,442	1,256,468
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	112,389	(147,702)	(80,917)
Accounts payable	124,624	(139,951)	770,928
Accrued Phase 3 expenses	201,681	141,952	343,633
Accrued expenses and payroll liabilities	4,575	11,750	70,226

Net cash used in operating activities	(3,570,758)	(2,533,485)	(8,180,622)

Cash flows from investing activities:
Purchase of fixed assets	—	(3,154)	(3,154)

Net cash used in investing activities	—	(3,154)	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	—	1,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	49,500	—	99,450
Proceeds from Private Placements	—	3,941,301	7,779,092

Net cash provided by financing activities	49,500	3,941,301	9,773,549

Net change in cash and cash equivalents	(3,521,258)	1,404,662	1,589,773
Cash and cash equivalents, beginning of period	5,111,031	3,706,369	—

Cash and cash equivalents, end of period	$1,589,773	$5,111,031	$1,589,773

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$—	$117,993	$432,007

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

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
Note 2. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to an annual report on Form 10-K. The consolidated financial statements include the accounts of Transdel Pharmaceuticals Inc. and its wholly-owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
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
Note 4. Summary of Significant Accounting Policies
New Accounting Standard. In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an effect on the Company’s financial position or results of operations.
Going Concern. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $14.9 million at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has sustained significant losses since Inception and expects to continue to incur losses through 2010.
In order to execute the second Phase 3 clinical trial and other supportive safety studies for Ketotransdel®, which are required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Ketotransdel®, the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition.
Research and Development. Research and development costs are charged to expense and accordingly accrued when incurred.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $701,000 as of December 31, 2009) in a combination of government issued and government backed securities. The remaining amount of cash is held in an operating account and in the form of multiple short term certificates of deposit, all of which (except for $100,000 of the operating account) are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
As of December 31, 2009, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.
Stock-Based Compensation. Under FASB guidance all share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, are to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $509,505, $562,442 and $1,256,468 for the years ended December 31, 2009 and 2008 and the period from Inception through December 31, 2009, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $431,826 and $77,679, $284,750 and $277,692, and $780,154 and $476,314, respectively.
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
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 2,407,730 and 1,887,730 for the years ended December 31, 2009 and 2008, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.
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
In May 2007, the holders of the Stockholders’ Notes and related warrants forgave the amounts due and forfeited the related warrants. In connection with the forgiveness, the Company recorded additional paid-in capital of $241,701 equal to the value of the Stockholders’ Notes and related accrued interest. Interest expense on the Stockholders’ Notes was $15,401 for the period from Inception through December 31, 2009.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Notes Payable (continued)
In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”). Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 (“Maturity Date”). However, as a result of the Merger and Private Placement (see Note 6), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $1.00 per share, which resulted in the issuance of 1,530,177 shares. Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes. Excluding the debt discount, interest expense on the 2007 Notes was $30,177 for the period from Inception through December 31, 2008.
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
On October 27, 2008, the Company entered into an agreement with an investor relations firm (“IR Firm”), pursuant to which the IR Firm would provide certain investor relations and public relations services to the Company for a period of one year, beginning on November 1, 2008. In exchange for such services, the Company issued the 82,568 registered shares of its common stock, of which 68,667 shares were nonforfeitable (valued at $85,834 and recorded as prepaid consulting fees in the accompanying consolidated balance sheet as of December 31, 2008) and 13,901 shares were forfeitable, to the IR Firm as a prepayment of services to be received. The Company terminated the agreement with the IR Firm effective March 31, 2009. Therefore, for the year ended December 31, 2009 the Company amortized the remaining portion of the nonforfeitable shares of $28,612 (previously issued and recorded as prepaid consulting fees) and recognized the issuance of the 13,901 forfeitable shares in addition to the issuance of 31,877 (for an aggregate of 45,778) shares of the Company’s common stock for services provided by the IR Firm. The fair market value of the shares issued during the first quarter of 2009 was $50,356, which was included in selling, general and administrative expenses in the accompanying statement of operations and is included in the expenses disclosed in Note 4.
On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which was amortized over the one-year term ending in April 2009. For the year ended December 31, 2009, $436 was amortized and included in selling, general and administrative expenses in the accompanying statement of operations
For the year ended December 31, 2009 and 2008 and for the period from Inception through December 31, 2008, the Company amortized $29,048, $341,708 and $572,008, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
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
Pursuant to the terms of the Private Placement, the Company was restricted from issuing options to purchase shares of common stock at an exercise price below $2.00 per share through September 17, 2008. On May 12, 2009, the Company filed a registration statement, covering the resale of any shares of common stock issued pursuant to the Plan.
A summary of the Plan for the year ended December 31, 2009 is as follows:

		Weighted	Weighted
		Ave.	Ave.
	Number	Exercise	Remaining	Aggregate
	of Shares	Price	Contractual Life	Intrinsic Value
Outstanding – January 1, 2009	1,085,000	$1.63
Granted	620,000	1.63
Exercised	(50,000)	0.99
Cancelled	(50,000)	2.00

Outstanding – December 31, 2009	1,605,000	$1.64	8.8	$216,000

Exercisable – December 31, 2009	649,677	$1.79	8.3	$59,733

Vested and expected to vest – December 31, 2009	1,534,633	$1.65	8.7	$200,640

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Option Plans (continued)
The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2009, based on the closing price of the Company’s common stock of $1.50 on that date. The intrinsic value of the options exercised during 2009 was approximately $23,000.
Since the adoption of the Plan, options have been granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over three months to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. The Company recorded total stock-based compensation for employees and directors of $372,737, $256,374 and $721,117 for the years ended December 31, 2009 and 2008 and the period from Inception through December 31, 2009, respectively.
In accordance with FASB guidance, the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. Starting with options granted in November 2008, the Company assigned a forfeiture factor of 10%, which was assigned to employee option grants during 2009 and continue to be assigned to future director and employee options. This percentage was determined based on consideration of actual forfeitures realized to date and estimated forfeitures to potentially occur in the future.
As of December 31, 2009, there was approximately $825,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 2.0 years.
Furthermore, in August 2007, the Company issued a restricted stock grant to an executive of the Company for 195,313 shares of the Company’s common stock upon closing of the Merger (See Note 3). The restricted stock grant was scheduled to vest 100% on March 17, 2009 and valued at approximately $391,000, which was being amortized over the 18 month period. However, on April 4, 2008, the Company’s Board of Directors waived any restrictions or forfeiture conditions on the shares of restricted common stock in conjunction with the executive’s resignation and a separation agreement entered into between the Company and the executive. Therefore, the remaining unrecognized expense of $236,000 was fully amortized in the second quarter of 2008 as a result of the waiver of the restrictions and forfeiture conditions. For the year ended December 31, 2009 and 2008 and the period from Inception through December 31, 2009, the Company recorded stock-based compensation related to this restricted stock of $0, $298,110, and $391,000, respectively.
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant vested over a one-year period. The fair value of the grant was determined to be $17,500 and was amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the year ended December 31, 2009 and 2008 and the period from Inception through December 31, 2009, the Company recorded stock-based compensation related to this restricted stock of $15,313, $2,187, and $17,500, respectively.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Option Plan (continued)
The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued to employees and directors during the years ended December 31, 2009 and 2008:

	2009	2008
Weighted-average fair value of options granted	$1.15	$0.64
Expected term (in years)	6.0	6.1
Expected volatility	75-85%	85%
Risk-free interest rate	2.97%	2.73%
Dividend yield	—	—
On December 19, 2008, the Board of Directors approved and the Company entered into a consulting agreement with a firm to provide the Company with business development services. As part of the compensation for the services, the Company issued the firm a non-qualified stock option, under the Plan, to purchase up to 50,000 shares of common stock. The stock option vested in full on March 19, 2009 and was fully exercised during the third quarter of 2009. The option was granted with an exercise price of $0.99. The option was revalued on an interim basis until the termination of the agreement and the final estimated fair value of the stock option, based on the Black-Scholes pricing model, was $20,205. This option was amortized over the term of the agreement which was approximately four months as the consulting agreement was terminated effective April 16, 2009. For the year ended December 31, 2009 and 2008 and the period from Inception through December 31, 2009, the Company recorded stock-based compensation related to this stock option of $14,434, $5,771 and $20,205, respectively.
In April 2009, the Company entered into a consulting agreement with a consultant to provide the Company with clinical management services. On June 18, 2009, as part of the compensation for the services, the Board of Directors approved and the Company issued the consultant a non-qualified stock option, under the Plan, to purchase up to 85,000 shares of common stock. Per the option agreement, a portion of the stock option (25,000 shares) became fully vested once the Company announced the results from the Phase 3 trial of Ketotransdel®, which occurred on October 6, 2009. Therefore, the final valuation of this portion of the option was determined at that time, which was $36,658. The remainder of the stock option (60,000 shares) was scheduled to vest, on a quarterly basis, over a one-year term, if the consulting agreement was still effective and had not been terminated by either the Company or the consultant prior to the one-year vesting term. The option was granted with an exercise price of $1.60 and has a ten year life. However, effective October 12, 2009, the consultant became an employee of the Company. Therefore, the original stock option agreement was amended and effectively removed the requirement for the consulting agreement to be in place for the remainder of term, but rather that the individual retains the employee status through the remaining vesting term that will end on June 1, 2010. Since this option effectively was transformed into an employee stock option agreement with the change in status, the final valuation of the option was determined. For the portion of the 60,000 options that vested prior to the change in status, the amount associated with those vested shares ($20,006) was recorded as a consulting stock-based compensation expense. The expense related to the options that vest subsequent to the hire date, are recorded as employee stock-based compensation.
The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for the grants issued to the consulting firms during the years ended December 31, 2009 and 2008:

	2009	2008
Weighted-average fair value of options granted	$1.40	$0.69
Expected term (in years)	5.5	5.5
Expected volatility	75%	85%
Risk-free interest rate	2.71%	1.13%
Dividend yield	—	—

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
A summary of the status of the warrants for the year ended December 31, 2009 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding – January 1, 2009	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding – December 31, 2009	802,730	$4.10

Weighted average remaining contractual life of the outstanding warrants – December 31, 2009	2.81 years

Note 9. Income Taxes
In accordance with FASB guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination. Additionally, the FASB provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company has evaluated the impact of this FASB guidance on its financial statements, which was effective beginning January 1, 2007. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: The enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely- than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to this FASB guidance. The cumulative effect, if any, of applying this guidance is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of this guidance.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2009 and 2008, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2009 and 2008. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses.
At December 31, 2009 and 2008, the Company had deferred tax assets of $4,735,888 and $2,716,094, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss to offset future

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Income Taxes (continued)
taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.
As of December 31, 2009, the Company had federal and California net operating loss carryforwards of approximately $9.9 million and $9.7 million, respectively. The federal and California tax loss carry forwards will begin to expire in 2020 and 2015, respectively, unless previously utilized. The Company has federal and California research and development tax credit carryforwards of approximately $286,000 and $299,000, respectively, which begin to expire in 2027 unless previously utilized.
Significant components of the company’s deferred tax assets are as follows:

	2009	2008
Deferred tax assets:
Federal and state net operating loss carryforwards	$3,928,340	$2,295,402
Stock-based compensation	307,911	134,688
Tax credits	482,638	271,618
Other	16,999	14,386

Total deferred tax assets	4,735,888	2,716,094
Less valuation allowance	(4,735,888)	(2,716,094)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $2.0 million and $1.5 million in 2009 and 2008, respectively.
The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	2009	2008
Federal tax benefit at statutory rate	$(1,548,236)	$(1,123,492)
State tax benefit, net	(261,667)	(181,563)
Research and development credits	(211,019)	(271,618)
Employee stock-based compensation	—	56,929
Other differences	1,128	(10,124)
Increase in valuation allowance	2,019,794	1,529,868

Provision for income taxes	$—	$—

A portion of the net operating loss carry forwards as of December 31, 2009 and 2008 include amounts related to stock option deductions. Under FASB guidance, any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid-in Capital.
Note 10. Recent Accounting Pronouncements
There were no recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Commitments and Contingencies
Commitments
The Company leases its office facilities under a noncancelable operating lease, which expires in March 2010. The Company anticipates renewing the lease upon expiration. For fiscal year 2010, the Company’s lease commitment is approximately $15,000. Rent expense for the years ended December 31, 2009, 2008 and the period from Inception through December 31, 2009, was $70,120, $71,237 and $170,835, respectively.
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
Cato Research Ltd. Agreement
In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd. (“Cato”), a contract research and development organization, the Company entered into a clinical trial services agreement (“Agreement”) with Cato on June 10, 2008. Under the Agreement, Cato served as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical trial for Ketotransdel®. As of December 31, 2009, the Company incurred approximately $3.2 million (original estimate of costs was $3.3 million) related to Cato’s fees as well as pass-through costs incurred by Cato or payable to the clinical sites for patients enrolled in the study. The Company does not anticipate incurring any additional costs related to this Agreement.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Related Party Transaction
Mediation Settlement
In February 2007, prior to the Merger, the Company’s Board of Directors approved a payment of 12.5% of any proceeds the Company may receive from an action the Company had initiated against a prior law firm, not to exceed $100,000, to be paid each to Drs. Singh and Abrams for their monetary contributions and uncompensated time commitment over a period of approximately four years related to pursuing this matter and other amounts paid on the Company’s behalf. On February 5, 2008, as a result of mediation, the Company reached a settlement agreement with the law firm. Although the law firm did not admit to any liability or wrongdoing, they desired to resolve the dispute and therefore, agreed to pay the Company $750,000. In exchange for the settlement, the law firm, any other parties involved in the mediation and the Company released and waived any future claims against each other, whether known or unknown at the time of the settlement. In accordance with the Company’s February 2007 board approved payments, $93,750 was paid to Global Strategic Medical Consulting Inc. of which the sole shareholder of this entity is the Company’s former Chief Executive Officer, Dr. Juliet Singh, and $93,750 was paid to The Abrams Family Trust of which the Company’s director, Jeffrey Abrams, M.D., is the trustee, from the Company’s settlement with the law firm.
Note 13. Subsequent Events
Management Reorganization
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. The Board appointed Jeffrey J. Abrams, M.D. as Chairman of the Board and appointed John T. Lomoro, the Company’s current Chief Financial Officer, as acting Chief Executive Officer. Mr. Lomoro will also serve as the Company’s principal executive officer.
In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, Dr. Singh will have three years from the date of her resignation to exercise her vested options. The separation agreement also includes a mutual release of claims.
The Company and Dr. Singh also entered into a consulting agreement, which provides that Dr. Singh has agreed to provide consulting services to the Company at the request and direction of the Board. Dr. Singh will be entitled to $5,000 per month for her consulting services.
Stock Option Grant
On February 26, 2010, the Company’s Board of Directors granted 300,000 stock options to an executive officer of the Company under the Company’s 2007 Incentive Stock and Awards Plan. All of the options were granted with an exercise price of $0.90 and have a ten year life. Also, the options vest one-twelfth per quarter commencing on the first full quarter after the initial grant date of February 26, 2010.