Form 10-Q
period 2010-03-31
TRANSDEL PHARMACEUTICALS INC
filed 2010-05-13
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 10, 2009, 15,652,061 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$951,882	$1,589,773
Prepaid expenses and other current assets	65,099	80,917

Total current assets	1,016,981	1,670,690
Equipment, net	1,130	1,394

Total assets	$1,018,111	$1,672,084

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$559,797	$681,014
Accrued Phase 3 expenses	255,259	343,633
Accrued separation expenses	211,046	—
Accrued expenses and payroll liabilities	27,810	70,226

Total liabilities	1,053,912	1,094,873

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—

Common stock, $0.001 par value; 50,000,000 shares authorized, 15,652,061 shares issued and outstanding as of March 31, 2010 (unaudited) and December 31, 2009	15,652	15,652

Additional paid-in capital	15,754,728	15,497,128

Deficit accumulated during the development stage	(15,806,181)	(14,935,569)

Total stockholders’ (deficit) equity	(35,801)	577,211

Total liabilities and stockholders’ (deficit) equity	$1,018,111	$1,672,084

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
			Period From
			July 24, 1998
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

Operating expenses:
Selling, general and administrative	$755,587	$481,474	$7,193,268
Research and development	115,158	1,146,551	7,629,274

Operating loss	870,745	1,628,025	14,822,542

Other income (expense):
Interest expense	—	—	(1,575,755)
Interest income	133	6,789	127,202
Gain on forgiveness of liabilities	—	—	89,914
Gain on settlement	—	—	375,000

Total other income (expense), net	133	6,789	(983,639)

Net loss	$(870,612)	$(1,621,236)	$(15,806,181)

Basic and diluted loss per common share	$(0.06)	$(0.10)

Weighted average common shares outstanding	15,652,061	15,564,676

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(870,612)	$(1,621,236)	$(15,806,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	—	—	(89,914)
Amortization of prepaid consulting fees	—	28,939	572,008
Depreciation	264	264	2,024
Non-cash interest on notes payable	—	—	1,575,755
Stock-based compensation	257,600	159,118	1,514,068
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	15,818	34,064	(65,099)
Accounts payable	(121,217)	224,470	649,711
Accrued Phase 3 expenses	(88,374)	275,456	255,259
Accrued separation expenses	211,046	—	211,046
Accrued expenses and payroll liabilities	(42,416)	(18,756)	27,810

Net cash used in operating activities	(637,891)	(917,681)	(8,818,513)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(3,154)

Net cash used in investing activities	—	—	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	—	—	1,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	—	—	99,450
Net proceeds from Private Placements	—	—	7,779,092

Net cash provided by financing activities	—	—	9,773,549

Net change in cash and cash equivalents	(637,891)	(917,681)	951,882
Cash and cash equivalents, beginning of period	1,589,773	5,111,031	—

Cash and cash equivalents, end of period	$951,882	$4,193,350	$951,882

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$—	$—	$432,007

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

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
Note 2. Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2010, the results of operations for three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, fairly stated. We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 contained in Form 10-K filed on March 31, 2010 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.
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
In connection with the merger, 1,849,993 of Transdel common shares remain outstanding and all other outstanding shares of Transdel were cancelled. Also, at the closing of the Merger, each share of Transdel Holdings common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 0.15625 of one share of Transdel’s common stock. An aggregate of 8,000,000 shares of Transdel’s common stock were issued to the holders of Transdel Holdings’ common stock. As a result of the transaction, the former owners of Transdel Holdings became the controlling stockholders of Transdel. Accordingly, the merger of Transdel Holdings and Transdel is a reverse merger that has been accounted for as a recapitalization of Transdel Holdings.
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
Note 4. Summary of Significant Accounting Policies
Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $15.8 million at March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Development Stage Enterprise. The Company is devoting substantially all of its present efforts to establishing a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.
The accompanying condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has sustained significant losses since Inception and expects to continue to incur losses through 2010.
In order to execute the second Phase 3 clinical trial and other supportive safety studies for Ketotransdel®, which are required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Ketotransdel®, the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. On April 5, 2010, the Company received gross proceeds of $1 million from the issuance of a 2-year senior convertible note (see Note 9), however, there can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition.
Research and Development. Research and development costs are charged to expense and accordingly accrued when incurred.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $500,000 as of March 31, 2010) in a combination of government issued and government backed securities. The remaining amount of cash is held in an operating account and in the form of multiple short term certificates of deposit, all of which (except for $100,000 of the operating account) are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
Computer Equipment. Computer equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years.
Fair Value of Financial Instruments. The fair values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate carrying values due to their short maturities.
Revenue Recognition. The Company will recognize revenues when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
As of March 31, 2010, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place in order for either the drug candidates or the cosmetic products to generate any revenues. The FDA approval process is highly uncertain and at this time the Company cannot estimate when it will generate revenues from sales of its products.
Stock-Based Compensation. All share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, are recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $257,600, $159,118 and $1,514,068 for the three months ended March 31, 2010 and 2009 and the period from Inception through March 31, 2010, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $224,063 and $33,537, $156,199 and $2,919, and $1,004,217 and $509,851, respectively.
The value of equity instruments issued to consultants and vendors in exchange for goods and services is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.
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
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 2,707,730 and 1,837,730 for the three months ended March 31, 2010 and 2009, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. If the Company reported net income for these periods, no common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share in each of the three months ended March 31, 2010 and 2009, respectively.
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
Note 5. Stockholders’ Equity
On October 27, 2008, the Company entered into an agreement with an investor relations firm (“IR Firm”), pursuant to which the IR Firm would provide certain investor relations and public relations services to the Company for a period of one year, beginning on November 1, 2008. In exchange for such services, the Company issued the 82,568 registered shares of its common stock, of which 68,667 shares were nonforfeitable (valued at $85,834 and recorded as prepaid consulting fees upon issuance) and 13,901 shares were forfeitable, to the IR Firm as a prepayment of services to be received. The Company terminated the agreement with the IR Firm effective March 31, 2009. Therefore, during the first quarter of 2009, the Company amortized the remaining portion of the nonforfeitable shares of $28,612 (previously issued and recorded as prepaid consulting fees) and recognized the issuance of the 13,901 forfeitable shares in addition to the issuance of 31,877 (for an aggregate of 45,778) shares of the Company’s common stock for services provided by the IR Firm. The fair market value of the shares issued during the first quarter of 2009 was $50,356, which was included in selling, general and administrative expenses in the accompanying statement of operations and is included in the expenses disclosed in Note 4.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Stockholders’ Equity (continued)
On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which was amortized over the one-year term ending in April 2009. For the three months ended March 31, 2009, $327 was amortized and included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations
For the three months ended March 31, 2009 and for the period from Inception through March 31, 2010, the Company amortized $28,939 and $572,008, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
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
A summary of the Plan for the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Ave.
		Ave.	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value
Outstanding — January 1, 2010	1,605,000	$1.64
Granted	300,000	0.90
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding — March 31, 2010	1,905,000	$1.53	7.0	$109,500

Exercisable — March 31, 2010	1,045,417	$1.78	5.2	$25,500

Vested and expected to vest — March 31, 2010	1,826,792	$1.54	6.9	$101,100

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2010, based on the closing price of the Company’s common stock of $1.00 on that date.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Option Plan (continued)
The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. For the three months ended March 31, 2010, the Company recorded stock-based compensation related to stock options for employees and directors of $257,600.
On December 19, 2008, the Board of Directors approved and the Company entered into a consulting agreement with a firm to provide the Company with business development services. As part of the compensation for the services, the Company issued the firm a non-qualified stock option, under the Plan, to purchase up to 50,000 shares of common stock. The stock option vested in full on March 19, 2009 and was exercised during the third quarter of 2009. The option was granted with an exercise price of $0.99. The option was revalued on an interim basis until the termination of the agreement and the final estimated fair value of the stock option, based on the Black-Scholes pricing model. This option was amortized over the term of the agreement which was approximately four months as the consulting agreement was terminated effective April 16, 2009. For the three months ended March 31, 2009, the Company recorded stock-based compensation related to this stock option of $28,267.
In April 2009, the Company entered into a consulting agreement with a consultant to provide the Company with clinical management services. On June 18, 2009, as part of the compensation for the services, the Board of Directors approved and the Company issued the consultant a non-qualified stock option, under the Plan, to purchase up to 85,000 shares of common stock. Per the option agreement, a portion of the stock option (25,000 shares) became fully vested once the Company announced the results from the Phase 3 trial of Ketotransdel®, which occurred on October 6, 2009. Therefore, the final valuation (of $36,658) of this portion of the option was determined and recorded in the fourth quarter of 2009. The remainder of the stock option (60,000 shares) was scheduled to vest, on a quarterly basis, over a one-year term, if the consulting agreement was still effective and had not been terminated by either the Company or the consultant prior to the one-year vesting term. The option was granted with an exercise price of $1.60 and has a ten year life. However, effective October 12, 2009, the consultant became an employee of the Company. Therefore, the original stock option agreement was amended and effectively removed the requirement for the consulting agreement to be in place for the remainder of term, but rather that the individual retains the employee status through the remaining vesting term that will end on June 1, 2010. Since this option effectively was transformed into an employee stock option agreement with the change in status, the final valuation of the option was determined. For the portion of the 60,000 options that vested prior to the change in status, the amount associated with those vested shares was recorded as a consulting stock-based compensation expense in the fourth quarter of 2009. The expense related to the options that vest subsequent to the hire date, are recorded as employee stock-based compensation.
As of March 31, 2010, there was approximately $600,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 2.3 years.
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant vested over a one-year period. The fair value of the grant was determined to be $17,500 and was amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the three months ended March 31, 2009 and the period from Inception through March 31, 2010, the Company recorded stock-based compensation related to this restricted stock of $4,374, and $17,500, respectively.
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provided Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, the term in which Dr. Singh may exercise the vested options (which included 610,000 options in total, comprised of 310,000 stock options that were vested as of the separation date as well as the 300,000 stock options subject to the accelerated vesting) was modified and extended to three years from the date of her resignation. In accordance with accounting guidance, since these stock options were modified, the value of the modification for each stock option was determined. For the stock options vested as of the separation date, the modified value was equal to the number of options multiplied by the difference in value (per the Black-Scholes option pricing model) between the original and modified terms of the stock options utilizing current values for market stock price, interest rate and volatility. For the stock options in which the vesting was accelerated, the new value for these stock options was calculated as of the separation date using the Black-Scholes option pricing model. In total, the additional stock based compensation expense recognized for the modified stock options was approximately $174,000 and was recorded in additional paid-in capital and general and administrative expenses in the accompanying condensed consolidated balance sheets and condensed consolidated statement of operations as of and for the three-month period ended March 31, 2010, respectively.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Warrants
The Company issued warrants to purchase shares of its common stock in conjunction with private placement offerings in 2007 and 2008 and a consulting agreement in 2008. The expiration of the outstanding warrants occurs through May 2013 at various periods.
A summary of the status of the warrants for the three months ended March 31, 2010 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding — January 1, 2010	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding and exercisable — March 31, 2010	802,730	$4.10

Weighted average remaining contractual life of the outstanding warrants — March 31, 2010	2.56 years

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
Cato Research Ltd. Agreement
In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd. (“Cato”), a contract research and development organization, the Company entered into a clinical trial services agreement (“Agreement”) with Cato on June 10, 2008. Under the Agreement, Cato served as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical trial for Ketotransdel®. As of March 31, 2010, the Company incurred approximately $3.2 million (original estimate of costs was $3.3 million) related to Cato’s fees as well as pass-through costs incurred by Cato or payable to the clinical sites for patients enrolled in the study. The Company does not anticipate incurring any additional costs related to this Agreement.

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
Separation Agreement
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. The separation agreement also includes a mutual release of claims. In accordance with this agreement, the Company recorded a one-time accrual of $242,000 for the one year of continued salary (including the related employer payroll taxes) and medical benefits. Also, as noted in Note 6, the Company recorded a total expense of approximately $174,000 during the first quarter 2010 for the value of the modifications to the stock options.
Note 9. Subsequent Event
Issuance of Senior Convertible Promissory Note
On April 5, 2010, the Company issued a two (2)-year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 owed. Also, at any time prior to Maturity Date, the Company has the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement.

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
As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the fourth quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.
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
As we reported in October 2009, the top-line results showed that the study demonstrated statistical significance in its primary endpoint in the per protocol analysis and was favorable for Ketotransdel® in the Intent-To Treat (ITT) analysis. Ketotransdel® also demonstrated an excellent safety and tolerability profile. There were no Ketotransdel® treatment related gastrointestinal, cardiovascular, hepatic or other clinically relevant adverse events (AEs) reported. In particular, there was a low incidence of skin associated AEs, 1.1% with Ketotransdel® and 2.2% with placebo. Furthermore, Ketotransdel® was well absorbed through the skin and in support of the safety and tolerability only minimal blood concentrations of ketoprofen were detected in a subset of patients who underwent blood sampling for pharmacokinetic (PK) analyses following repeated topical applications. These PK results are consistent with our previous clinical study findings and support the excellent safety profile.
In January 2010, we reported on further in-depth analyses of the ITT data from the Ketotransdel® Phase 3 study. For the modified ITT analysis we identified 35 patients who did not meet study entry criteria at the time of randomization. Excluding the data from these patients who should not have been randomized into the study based on information that was not known at the time of enrollment, the study demonstrated statistical significance (p<0.038) on the primary efficacy endpoint. This analysis was confirmed by a third-party statistical expert.
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
The table below provides information regarding selling, general and administrative expenses:

	Three months ended
	March 31,		$
	2010	2009	Variance
Selling, general and administrative	$755,587	$481,474	$274,113

For the three months ended March 31, 2010, the increase of $274,113 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to an increase in personnel expenses related to the separation agreement for our former chief executive officer, partially offset by a decrease in expenses for investor relations and consulting expenses. Further explanations for these variances are as follows:
•
As a result of the separation agreement entered into by us and our former chief executive officer, we recognized aggregate one-time expenses of approximately $416,000. This amount was comprised of approximately $242,000 related to the accrual of continued salary and medical benefits to be provided for a period of one year after the separation date of February 17, 2010 and approximately $174,000 of stock based compensation expense related to the modification of terms for the former chief executive officer’s stock options.

•
The primary reason for the decrease, approximately $73,000, of investor relations expense was due to significant amount of stock based compensation incurred during the same period last year, but not in the current period, for investor relations services provided to us.

•
In the first quarter of 2009, we incurred monthly fees and stock-based compensation charges related to consulting services primarily for business development services. However, during the first quarter of 2010, we only incurred a minor amount of consulting fees, therefore, this accounted for a net decrease in consulting expenses of approximately $57,000.

Research and Development Expenses
Our research and development expenses primarily include costs for the Ketotransdel clinical program. These costs are comprised of expenses for our first Phase 3 study, including costs for our contract research organization and investigator payments to the clinical sites participating in the study. Other expenses are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.
The table below provides information regarding research and development expenses:

	Three months ended
	March 31,		$
	2010	2009	Variance
Research and development	$115,158	$1,146,551	$(1,031,393)

For the three months ended March 31, 2010, the decrease of $1.0 million in research and development expense, as compared to the same period in the prior year, was primarily related to a significant decrease of activities for the Phase 3 study, partially offset by increased expenses related to personnel and consulting services. Further explanations for these variances are as follows:
•
During the same period in the prior year, the Phase 3 study for Ketotransdel was on-going and therefore, we recognized approximately $1.1 million of expenses related to the study during that period. The expenses were primarily for the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study. In the current period, we only recognized a minimal amount of expense, which was incurred by our contract research organization for final administrative activities related to the study.

•
The increase in personnel expenses of approximately $76,000 was primarily related to stock-based compensation and wages of our chief medical officer who was hired in October 2009. This position was not filled in the same period of the prior year.

•
The increase in consulting expenses of approximately $13,000 during the current period, in comparison to the same period in the prior year, is due to fees incurred by consultants in order to provide additional analysis on the Phase 3 study data.

Interest Income
Interest income was $133 and $6,789 for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to a lower average cash balance and lower interest rates during the three month period ended March 31, 2010, as compared to the same period in the prior year.
Liquidity and Capital Resources
Since inception through March 31, 2010, we have incurred losses of approximately $15.8 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel. Historically, our operations have been financed through capital contributions and debt and equity financings.
As of March 31, 2010, we had approximately $952,000 in cash and cash equivalents. However, on April 5, 2010, we issued a two (2)-year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 owed. Also, at any time prior to Maturity Date, we have the option to prepay the outstanding principal and accrued interest. We received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000.

We have limited funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern subsequent to the fourth quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. As of March 31, 2010, with our current cash and cash equivalents position and the $1 million received from the issuance of the Note, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan into the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. However, in order to execute the second Phase 3 clinical trial of Ketotransdel® which is currently required by the FDA to obtain final regulatory approval for Ketotransdel we would need to raise additional funds. We intend to seek additional financing to fund the second Phase 3 clinical trial as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to conduct the second Phase 3 trial.
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
We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our condensed consolidated financial statements.
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
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our present or future condensed consolidated financial statements.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.
Risks Relating to Our Business
*We have incurred losses in the research and development of Ketotransdel® and our Transdel™ technology since inception. No assurance can be given that we will ever generate revenue or become profitable.
Since inception we have recorded operating losses. From Inception through March 31, 2010, we have a deficit accumulated during the development stage of approximately $15.8 million, and for the three months ended March 31, 2010, we experienced a net loss of approximately $871,000. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
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
*The report of our independent registered public accounting firm on our 2009 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.
We have limited remaining funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. As of March 31, 2010, with our current cash and cash equivalents position and the $1 million of proceeds from the issuance of the senior convertible promissory note in April 2010, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan into the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. The Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to meet the FDA’s requirement for two adequate and well controlled Phase 3 clinical trials in order to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds. If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

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
We recently expanded our product development program to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Since our primary focus will remain on seeking FDA approval for Ketotransdel, we plan to use limited resources on our cosmetic/cosmeceutical development program and, as a result, we will need to partner with third parties to perform formulation, clinical research, manufacturing, sales and marketing activities. We have initial clinical information supporting the beneficial effects of our anti-cellulite product on skin appearance, and to supplement the license agreement entered into for this product, we are pursuing discussions with potential sales and marketing partners for this product. We cannot assure you that the results of any further studies that may be required before these products can be commercialized will be successful, that we will enter into commercial agreements (in addition to the license agreement entered into in the second quarter 2009 with JH Direct, LLC) with third parties for these products on acceptable terms, or at all, or that these products will be successfully commercialized. Even if we are not required to obtain FDA pre-market approval for these products, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make about our products. There is no assurance that we will be successful in developing any other cosmetic/cosmeceutical products, including products for hyperpigmentation and anti-aging. Any products we develop may cause undesirable side effects that could limit their use, require their removal from the market and subject us to adverse regulatory action and product liability claims. Further, the market for cosmetic/cosmeceutical products is highly competitive, and there is no assurance that our products will be able to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.
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
Due to the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key institutions, we cannot assure you that we will succeed in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in the pharmaceutical industry, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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
The healthcare industry is changing rapidly as the public, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and reduce our business or prospects. In the United States, the Federal government recently passed comprehensive healthcare reform legislation. Many of the details regarding the implementation of this legislation are yet to be determined and we currently cannot predict whether or to what extent such implementation or adoption of reforms may affect our business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.	Exhibits

Exhibit
Number		Description

31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.
Dated: May 13, 2010	By:	/s/ John Lomoro
John Lomoro
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description

31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.