Form 10-Q
period 2010-06-30
TRANSDEL PHARMACEUTICALS INC
filed 2010-08-12
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
Commission file number: 000-52998
Transdel Pharmaceuticals, Inc.
(Exact Name of Registrant in Its Charter)

Delaware	45-0567010

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 230
La Jolla, CA	92037

(Address of Principal Executive Offices)	(Zip Code)
(858) 457-5300
(Registrant’s Telephone Number, Including Area Code)
4225 Executive Square, Suite 485, La Jolla, CA 92037
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 10, 2010, 15,852,061 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

Page
Part I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — June 30, 2010 (Unaudited) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009 and for the Period from July 24, 1998 (Inception) Through June 30, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009 and for the Period from July 24, 1998 (Inception) Through June 30, 2010	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T. Controls and Procedures	19

Part II OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28

Signatures	29

Exhibit 31.1
Exhibit 32.1

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,042,614	$1,589,773
Prepaid consulting fees	154,134	—
Prepaid expenses and other current assets	44,423	80,917

Total current assets	1,241,171	1,670,690
Equipment, net	866	1,394

Total assets	$1,242,037	$1,672,084

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$122,206	$681,014
Accrued Phase 3 expenses	138,038	343,633
Accrued separation expenses	149,456	—
Accrued expenses and payroll liabilities	41,880	70,226

Total current liabilities	451,580	1,094,873

Senior convertible note and accrued interest	1,017,671	—

Total liabilities	1,469,251	1,094,873

Stockholders’ (deficit) equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—

Common stock, $0.001 par value; 50,000,000 shares authorized, 15,852,061 and 15,652,061 shares issued and outstanding as of June 30, 2010 (unaudited) and December 31, 2009, respectively	15,852	15,652

Additional paid-in capital	16,051,116	15,497,128

Deficit accumulated during the development stage	(16,294,182)	(14,935,569)

Total stockholders’ (deficit) equity	(227,214)	577,211

Total liabilities and stockholders’ (deficit) equity	$1,242,037	$1,672,084

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From July 24,
					1998 (Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through June 30,
	2010	2009	2010	2009	2010

Operating expenses:
Selling, general and administrative	$409,810	$347,850	$1,165,397	$829,324	$7,603,078
Research and development	86,954	882,443	202,112	2,028,994	7,716,228

Operating loss	496,764	1,230,293	1,367,509	2,858,318	15,319,306

Other income (expense):
Interest expense	(17,671)	—	(17,671)	—	(1,593,426)
Interest income	135	2,265	268	9,054	127,337
Gain on forgiveness of liabilities	26,299	—	26,299	—	116,213
Gain on settlement	—	—	—	—	375,000

Total other income (expense), net	8,763	2,265	8,896	9,054	(974,876)

Net loss	$(488,001)	$(1,228,028)	$(1,358,613)	$(2,849,264)	$(16,294,182)

Basic and diluted loss per common share	$(0.03)	$(0.08)	$(0.09)	$(0.18)

Weighted average common shares outstanding	15,703,490	15,602,061	15,677,917	15,583,472

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998 (Inception)
	Six Months Ended June 30,		Through June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(1,358,613)	$(2,849,264)	$(16,294,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	(26,299)	—	(116,213)
Amortization of prepaid consulting fees	53,866	29,048	625,874
Depreciation	528	528	2,288
Non-cash interest on notes payable	17,671	—	1,593,426
Stock-based compensation	346,188	224,190	1,602,656
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	36,494	122,162	(44,423)
Accounts payable	(532,509)	46,672	238,419
Accrued Phase 3 expenses	(205,595)	233,865	138,038
Accrued separation expenses	149,456	—	149,456
Accrued expenses and payroll liabilities	(28,346)	(16,011)	41,880

Net cash used in operating activities	(1,547,159)	(2,208,810)	(9,727,781)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(3,154)

Net cash used in investing activities	—	—	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	1,000,000	—	2,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	—	—	99,450
Net proceeds from Private Placements	—	—	7,779,092

Net cash provided by financing activities	1,000,000	—	10,773,549

Net change in cash and cash equivalents	(547,159)	(2,208,810)	1,042,614
Cash and cash equivalents, beginning of period	1,589,773	5,111,031	—

Cash and cash equivalents, end of period	$1,042,614	$2,902,221	$1,042,614

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$208,000	$—	$640,008

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

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
Note 2. Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2010, the results of operations for three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, fairly stated. We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 contained in Form 10-K filed on March 31, 2010 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.
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
Note 4. Summary of Significant Accounting Policies
Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $16.3 million at June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
In order to execute the second Phase 3 clinical trial and other supportive safety studies for Ketotransdel®, which are required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Ketotransdel®, the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. On April 5, 2010, the Company received gross proceeds of $1 million from the issuance of a 2-year senior convertible note (see Note 5); however, there can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition.
Research and Development. Research and development costs are charged to expense and accordingly accrued when incurred.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $300,000 as of June 30, 2010) in a combination of government issued and government backed securities. The remaining amount of cash is held in an operating account and in the form of multiple short term certificates of deposit, all of which (except for $100,000 of the operating account) are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
Computer Equipment. Computer equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and the convertible note payable. The carrying value for all such instruments approximates fair value at June 30, 2010. The difference between the fair value and recorded value of the convertible note payable is not significant.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
As of June 30, 2010, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place in order for either the drug candidates or the cosmetic products to generate any revenues. The FDA approval process is highly uncertain and at this time the Company cannot estimate when it will generate revenues from sales of its products.
Stock-Based Compensation. All share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, are recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $346,188, $224,190 and $1,602,656 for the six months ended June 30, 2010 and 2009 and the period from Inception through June 30, 2010, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $282,317 and $63,871, $223,989 and $201, and $1,062,472 and $540,184, respectively.
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
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 3,707,730 and 2,242,730 for the six months ended June 30, 2010 and 2009, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. If the Company reported net income for these periods, after applying the treasury stock method, common stock equivalents of 1,169,348 and 149,286 would have been included in the number of shares used to calculate diluted earnings per share in each of the six months ended June 30, 2010 and 2009, respectively.
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
Note 5. Senior Convertible Promissory Note
On April 5, 2010, the Company issued a two (2)-year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company has the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Interest expense on the Note was $17,671 for the six months ended June 30, 2010.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stockholders’ Equity
In June 2010, the Company entered into two separate agreements with an investor relations firm and a financial advisory services firm (collectively “the firms”) in order to primarily provide certain investor relations and advisory services to the Company for a period of one year. In exchange for such services, the Company issued 200,000 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $208,000 and recorded as prepaid consulting fees upon issuance) to the firms as a prepayment of services to be received over a three-month period. Beginning in September 2010, the Company has agreed to issue an additional 65,000 shares, in the aggregate, of unregistered common stock to the firms on a monthly basis thereafter for the term of the agreement, unless terminated earlier by the Company or the firms.
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
On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, was valued at $1,310, which was amortized over the one-year term ending in April 2009. For the six months ended June 30, 2009, $436 was amortized and included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.
For the six months ended June 30, 2010 and June 30, 2009 and for the period from Inception through June 30, 2010, the Company amortized $53,866, $29,048 and $625,874, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Option Plan (continued)
A summary of the Plan for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Ave.
		Ave.	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value
Outstanding – January 1, 2010	1,605,000	$1.64
Granted	300,000	0.90
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding – June 30, 2010	1,905,000	$1.53	6.8	$194,750

Exercisable – June 30, 2010	1,149,500	$1.75	5.3	$50,150

Vested and expected to vest – June 30, 2010	1,834,783	$1.54	6.7	$180,315

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2010, based on the closing price of the Company’s common stock of $1.15 on that date.
The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted to date expire on the ten year anniversary of the issuance date and vest on a quarterly basis over three months to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. The fair value of the stock options granted during 2010 is 0.60. For the six months ended June 30, 2010, the Company recorded stock-based compensation related to stock options for employees and directors of $346,188.
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
Note 7. Stock Option Plan (continued)
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
As of June 30, 2010, there was approximately $511,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting term of 2.1 years for the outstanding stock options.
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant vested over a one-year period. The fair value of the grant was determined to be $17,500 and was amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the six months ended June 30, 2009 and the period from Inception through June 30, 2010, the Company recorded stock-based compensation related to this restricted stock of $8,748, and $17,500, respectively.
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provided Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, the term in which Dr. Singh may exercise the vested options (which included 610,000 options in total, comprised of 310,000 stock options that were vested as of the separation date as well as the 300,000 stock options subject to the accelerated vesting) was modified and extended to three years from the date of her resignation. In accordance with accounting guidance, since these stock options were modified, the value of the modification for each stock option was determined. For the stock options vested as of the separation date, the modified value was equal to the number of options multiplied by the difference in value (per the Black-Scholes option pricing model) between the original and modified terms of the stock options utilizing current values for market stock price, interest rate and volatility. For the stock options in which the vesting was accelerated, the new value for these stock options was calculated as of the separation date using the Black-Scholes option pricing model. In total, the additional stock based compensation expense recognized for the modified stock options was approximately $174,000 and was recorded in additional paid-in capital and general and administrative expenses in the accompanying condensed consolidated balance sheets and condensed consolidated statement of operations as of and for the six-month period ended June 30, 2010, respectively.
Note 8. Stock Warrants
The Company issued warrants to purchase shares of its common stock in conjunction with private placement offerings in 2007 and 2008 and a consulting agreement in 2008. The expiration of the outstanding warrants occurs through May 2013 at various periods.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Stock Warrants (continued)
A summary of the status of the warrants for the six months ended June 30, 2010 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding – January 1, 2010	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding and exercisable – June 30, 2010	802,730	$4.10

Weighted average remaining contractual life of the outstanding warrants – June 30, 2010	2.31 years

Note 9. Gain on Forgiveness of liabilities
On October 2, 2008, the Company entered into a payment agreement with a vendor, settling a balance of $52,598. It was agreed between the Company and the vendor that 50% of the amount owed, or $26,299 would be forgiven and the remainder would be paid in two installments, which were, 50%, or $13,150, upon execution of the payment agreement and $13,149 upon an infusion of capital into the Company. Since the inception of the payment agreement, the amount to be forgiven, $26,299, continued to be recorded as an accounts payable up until the infusion of $1 million from the issuance of the senior convertible promissory note (the “Note”) in April 2010 (see Note 5). When the Note was issued, the final installment payment of $13,149 was paid and the $26,299 was recognized as a gain by the Company.
Note 10. Commitments and Contingencies
Indemnities and Guarantees
In addition to the indemnification provisions contained in the Company’s charter documents, the Company will generally enter into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.
Cato Research Ltd. Agreement
In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd. (“Cato”), a contract research and development organization, the Company entered into a clinical trial services agreement (“Agreement”) with Cato on June 10, 2008. Under the Agreement, Cato served as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical trial for Ketotransdel®. As of June 30, 2010, the Company incurred approximately $3.2 million (original estimate of costs was $3.3 million) related to Cato’s fees as well as pass-through costs incurred by Cato or payable to the clinical sites for patients enrolled in the study. The Company does not anticipate incurring any additional costs related to this Agreement.

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
Cosmeceutical License Agreements
JH Direct, LLC License Agreement
On May 20, 2009, the Company and JH Direct, LLC (“JH Direct”) entered into a licensing agreement providing JH Direct with the exclusive worldwide rights to the Company’s anti-cellulite cosmeceutical product which utilizes the Company’s patented transdermal delivery system technology, Transdel™. Under the terms of the agreement, JH Direct will pay the Company initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. The Company retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. In accordance with the cosmetic products consulting agreement, the consulting firm will receive a percentage of the royalties paid to the Company.
Jan Marini Skin Research License Agreement
In June 2010, the Company and Jan Marini Skin Research, Inc. (“JMSR”) entered into a licensing agreement providing JMSR with the exclusive U.S. rights to Transdel’s transdermal delivery technology for use in an anti-cellulite cosmeceutical product for the dermatological market. Under the terms of the agreement, JMSR will pay Transdel a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using Trandel’s delivery technology. JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. In accordance with the cosmetic products consulting agreement, the consulting firm will receive a percentage of the royalties paid to the Company.
As noted above, the Company will receive a royalty from these agreements, which varies per agreement. The royalty percentages are in the low to mid single digits.
Separation Agreement
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. The separation agreement also includes a mutual release of claims. In accordance with this agreement, the Company recorded a one-time accrual of $242,000 for the one year of continued salary (including the related employer payroll taxes) and medical benefits. Also, as noted in Note 7, the Company recorded a total expense of approximately $174,000 for the value of the modifications to the stock options.

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
As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations and have incurred net losses since our inception. We expect to incur losses in the future as we pursue the clinical development of our product candidates. Our continuation of operations subsequent to the fourth quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.
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
The weight of evidence of a treatment effect in this study is further strengthened by a key secondary endpoint (pain intensity recorded 3 times daily on patient diary cards) that supports the primary endpoint. The pain curves over time show consistent separation between treatment groups reaching statistical significance in favor of Ketotransdel®; using both the original and modified ITT population. Furthermore, the proportion of subjects who were satisfied with the treatment and achieved moderate or higher pain relief — as recorded on a 7 point Likert Scale — was statistically significantly greater with Ketotransdel® on Day 3 (p= 0.023).
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
We expect that Ketotransdel®, if and when approved by the FDA, could become the first topical NSAID cream product available by prescription in the United States for acute pain management. We are seeking a commercial partner for Ketotransdel®, and are actively pursuing discussions with U.S. and foreign based potential partners with sales and marketing infrastructures. There can be no assurance that any of the discussions will lead to a definitive agreement.
Cosmeceutical/Cosmetic Product Development Program
We have expanded our product development programs to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Our lead product is an anti-cellulite formulation, for which we have initial clinical information supporting the beneficial effects of this key cosmetic/cosmeceutical product on skin appearance. Our potential pipeline of cosmetic/cosmeceutical products includes hyperpigmentation and anti-aging formulations. We are pursuing discussions with potential sales and marketing partners for these cosmetic/cosmeceutical products. There can be no assurance that any of the discussions will lead to a definitive agreement.
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
In June 2010, we entered into a license agreement with Jan Marini Skin Research, Inc. (“JMSR”) providing JMSR with the exclusive U.S. rights to our transdermal delivery technology for use in an anti-cellulite cosmeceutical product for the dermatological market. Under the terms of the agreement, JMSR will pay us a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using our delivery technology. JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. We anticipate that JMSR will launch the product during the fourth quarter of 2010 or the first quarter of 2011.
As noted above, we will receive a royalty from these agreements, which varies per agreement. The royalty percentages are in the low to mid single digits.
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
We believe that our current staff is sufficient to carry out our business plan in the coming twelve months, however, if our operations in the future require it, we will consider the employment of additional staff or the use of consultants. Upon the resignation of our Chief Executive Officer, effective February 17, 2010, our Board of Directors appointed our Chief Financial Officer, John Lomoro, as the acting Chief Executive Officer in addition to his continuing duties as Chief Financial Officer.
Results of Operations
Selling, General and Administrative Expenses
Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2010	2009	Variance	2010	2009	Variance
Selling, general and administrative	$409,810	$347,850	$61,960	$1,165,397	$829,324	$336,073

For the three months ended June 30, 2010, the increase of $61,960 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to an increase in investor relations and consulting expenses, partially offset by a decrease in personnel expenses. Further explanations for these variances are as follows:
•
The primary reason for the $66,000 increase of investor relations expenses was due to stock-based compensation of $54,000 for investor relations services provided to us as well as other expenses such as press releases and fees for investor conferences attended by the company.

•
In the second quarter of 2009, we recorded a credit of $13,000 for an adjustment of stock-based compensation charges related to consulting services primarily for business development services and in the second quarter of 2010, we incurred a net increase of $7,000 for fees related to consulting services. Therefore, the combination of these two items resulted in a net increase of approximately $21,000 related to consulting expenses.

•
The primary reason for the decrease in personnel expenses of $27,000 is due to a lower salary base and stock-based compensation for employees. The salaries were $11,000 lower as a result of net decrease in the salary base resulting from the resignation of the former chief executive officer, partially offset by the addition of the salary for the chief business officer hired in February 2010. Stock based compensation was $16,000 lower as the net number of options being amortized was less due to full vesting of the former chief executive officer’s stock options in the first quarter of 2010, partially offset by the granting of stock options to the chief business officer in February 2010.

For the six months ended June 30, 2010, the increase of $336,073 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to a net increase in personnel expenses related to the separation agreement for our former chief executive officer, partially offset by a decrease in expenses for consulting services. Further explanations for these variances are as follows:
•
As a result of the separation agreement entered into by us and our former chief executive officer, we recognized aggregate one-time expenses of approximately $416,000. This amount was comprised of approximately $242,000 related to the accrual of continued salary and medical benefits to be provided for a period of one year after the separation date of February 17, 2010 and approximately $174,000 of stock-based compensation expense related to the modification of terms for the former chief executive officer’s stock options.

•
The one-time expense noted above, was partially offset by a decrease in personnel expenses of $55,000 due to a lower salary base and stock-based compensation for employees. The salaries were $19,000 lower as a result of net decrease in the salary base resulting from the resignation of the former chief executive officer, partially offset by the addition of the salary for the chief business officer hired in February 2010. Stock-based compensation was $36,000 lower as the net number of options being amortized was less due to full vesting of the former chief executive officer’s stock options in the first quarter of 2010, partially offset by the granting of stock options to the chief business officer in February 2010.

•
The primary reason for the $36,000 decrease in consulting services is due to $63,000 of monthly fees and stock-based compensation charges incurred during the same period of 2009 primarily for business development consulting services, offset by the $27,000 of consulting expenses incurred during the current period.

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

The table below provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2010	2009	Variance	2010	2009	Variance
Research and development	$86,954	$882,443	$(795,489)	$202,112	$2,028,994	$(1,826,882)

For the three months ended June 30, 2010, the decrease of $795,489 in research and development expense, as compared to the same period in the prior year, was primarily related to a significant decrease of activities for the Phase 3 study and consulting expenses, partially offset by increased expenses related to personnel costs. Further explanations for these variances are as follows:
•
During the same period in the prior year, the Phase 3 study for Ketotransdel was on-going and therefore, we recognized approximately $853,000 of expenses related to the study during that period. The expenses were primarily for the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study.

•	The decrease in consulting expenses of approximately $34,000 is due to fees and stock-based compensation incurred by a consultant for management of the Phase 3 trial in the prior period.
•
The increase in personnel expenses of approximately $83,000 was primarily related to stock-based compensation and wages of our chief medical officer who was hired in October 2009. This position was not filled in the same period of the prior year.

For the six months ended June 30, 2010, the decrease of $1.8 million in research and development expense, as compared to the same period in the prior year, was primarily related to a significant decrease of activities for the Phase 3 study and consulting expenses, partially offset by increased expenses related to personnel costs. Further explanations for these variances are as follows:
•
During the same period in the prior year, the Phase 3 study for Ketotransdel was on-going and therefore, we recognized approximately $2.0 million of expenses related to the study during that period. The expenses were primarily for the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study. In the current period, we only recognized a minimal amount of expense, which was incurred by our contract research organization for final administrative activities related to the study.

•
The decrease in consulting expenses of approximately $20,000 is due to $32,000 of fees and stock-based compensation primarily incurred by a consultant for management of the Phase 3 trial in the prior period, offset by $12,000 of consulting fees incurred in the current period.

•
The increase in personnel expenses of approximately $159,000 was primarily related to stock-based compensation and wages of our chief medical officer who was hired in October 2009. This position was not filled in the same period of the prior year.

Interest Expense
In April 2010, we issued a two (2)-year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent, therefore, interest expense on the Note was $17,671 for the six months ended June 30, 2010.
Interest Income
Interest income was $135 and $2,265 for the three months ended, and $268 and $9,054 for the six months ended, June 30, 2010 and 2009, respectively. The decreases were due to a lower average cash balance and lower interest rates during the three and six month periods ended June 30, 2010, as compared to the same periods in the prior year.

Forgiveness of Liabilities
In 2008, we entered into a payment agreement with a vendor, settling a balance of $52,598. In accordance with the payment agreement, we paid $26,299 and recognized a gain of $26,299.
Liquidity and Capital Resources
Since inception through June 30, 2010, we have incurred losses of approximately $16.3 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel®. Historically, our operations have been financed through capital contributions and debt and equity financings.
As of June 30, 2010, we had approximately $1.0 million in cash and cash equivalents. We have limited funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation of operations subsequent to the fourth quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. As of June 30, 2010, with our current cash and cash equivalents position, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan into the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. However, in order to execute the second Phase 3 clinical trial of Ketotransdel® which is currently required by the FDA to obtain final regulatory approval for Ketotransdel® we would need to raise additional funds. We intend to seek additional financing to fund the second Phase 3 clinical trial as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to conduct the second Phase 3 trial.
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
The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments, generally and specifically, in the pharmaceutical industry. In addition, the fact that we are not profitable and need significant additional funds to complete our clinical trials, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2010 we will be required to cease operations.
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
Our most critical accounting policies and estimates that may materially impact our results of operations include:
Going Concern. Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses, had negative operating cash flows and have not recognized any revenues since July 24, 1998 (Inception). In addition, we had a deficit accumulated during the development stage of $16.3 million at June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent on our ability to obtain additional financing to fund operations, implement our business model, and ultimately, to attain profitable operations. We intend to raise additional financing to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to us.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
Since inception we have recorded operating losses. From Inception through June 30, 2010, we have a deficit accumulated during the development stage of approximately $16.3 million, and for the six months ended June 30, 2010, we experienced a net loss of approximately $1.4 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
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
We have limited remaining funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. As of June 30, 2010, with our current cash and cash equivalents position we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan into the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. The Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements included an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to meet the FDA’s requirement for two adequate and well controlled Phase 3 clinical trials in order to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds. If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

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
The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments generally and specifically in the pharmaceutical industry. In addition, the fact that we are not profitable and will need significant additional funds to meet the FDA’s requirement for two adequate and well controlled Phase 3 clinical trials in order to obtain regulatory approval to market Ketotransdel® and any other clinical trials we would want to commence for other products, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2010 we will be required to cease operations.
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
We recently expanded our product development program to include cosmetic/cosmeceutical products, which utilize our patented transdermal delivery system technology, TransdelTM. Since our primary focus will remain on seeking FDA approval for Ketotransdel®, we plan to use limited resources on our cosmetic/cosmeceutical development program and, as a result, we will need to partner with third parties to perform formulation, clinical research, manufacturing, sales and marketing activities. We have initial clinical information supporting the beneficial effects of our anti-cellulite product on skin appearance and have entered into license agreements with two companies for this product. We cannot assure you that the results of any further studies that may be required before this product can be commercialized will be successful, that we will enter into additional commercial agreements with third parties for this product on acceptable terms, or at all, or that this product will be successfully commercialized. Even if we are not required to obtain FDA pre-market approval for this product, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make about the anti-cellulite product. There is no assurance that we will be successful in developing any other cosmetic/cosmeceutical products, including products for hyperpigmentation and anti-aging. Any products we develop may cause undesirable side effects that could limit their use, require their removal from the market and subject us to adverse regulatory action and product liability claims. Further, the market for cosmetic/cosmeceutical products is highly competitive, and there is no assurance that our products will be able to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.
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
We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the annual report on Form 10-K. However, due to recently passed legislation, we are exempt from the requirement to obtain a report by our independent registered public accounting firm addressing our management assessment of our internal controls until our market capitalization exceeds $75 million. Once we are potentially subject to these reporting requirements and other obligations, it will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement or outsource an internal audit function; and hire additional accounting and finance staff. Once we are subject to these reporting requirements, if we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm opinion required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since April 1, 2010, we have issued or agreed to issue the following shares of our common stock that have not been registered under the Securities Act of 1933, as amended:
On June 6, 2010 we issued 120,000 shares of unregistered common stock to an investor relations firm for certain investor relations services provided to us over a three-month period.
On June 10, 2010, we issued 80,000 shares of unregistered common stock to an advisory services firm for certain advisory services provided to us over a three-month period.
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
Item 6. Exhibits

Exhibit
Number	Description

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.
Dated: August 12, 2010	By:	/s/ John Lomoro
John Lomoro
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.