Form 10-Q
period 2010-09-30
TRANSDEL PHARMACEUTICALS INC
filed 2010-11-08
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 5, 2010, 15,932,061 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

Page
Part I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — September 30, 2010 (Unaudited) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 and for the Period from July 24, 1998 (Inception) Through September 30, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009 and for the Period from July 24, 1998 (Inception) Through September 30, 2010	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T. Controls and Procedures	21

Part II OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

Signatures	31

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$467,278	$1,589,773
Prepaid consulting fees	18,400	—
Prepaid expenses and other current assets	93,097	80,917

Total current assets	578,775	1,670,690
Equipment, net	602	1,394

Total assets	$579,377	$1,672,084

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$75,859	$681,014
Accrued Phase 3 expenses	135,140	343,633
Accrued separation expenses	91,019	—
Accrued expenses and payroll liabilities	61,182	70,226

Total current liabilities	363,200	1,094,873

Senior convertible note and accrued interest	1,036,575	—

Total liabilities	1,399,775	1,094,873

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,882,061 and 15,652,061 shares issued and outstanding as of September 30, 2010 (unaudited) and December 31, 2009, respectively	15,882	15,652

Additional paid-in capital	16,204,362	15,497,128

Deficit accumulated during the development stage	(17,040,642)	(14,935,569)

Total stockholders’ (deficit) equity	(820,398)	577,211

Total liabilities and stockholders’ (deficit) equity	$579,377	$1,672,084

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From July 24,
					1998
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Operating expenses:
Selling, general and administrative	$584,983	$364,087	$1,750,380	$1,193,411	$8,188,061
Research and development	142,788	565,148	344,900	2,594,142	7,859,016

Operating loss	727,771	929,235	2,095,280	3,787,553	16,047,077

Other income (expense):
Interest expense	(18,904)	—	(36,575)	—	(1,612,330)
Interest income	215	887	483	9,941	127,552
Gain on forgiveness of liabilities	—	—	26,299	—	116,213
Gain on settlement	—	—	—	—	375,000

Total other income (expense), net	(18,689)	887	(9,793)	9,941	(993,565)

Net loss	$(746,460)	$(928,348)	$(2,105,073)	$(3,777,612)	$(17,040,642)

Basic and diluted loss per common share	$(0.05)	$(0.06)	$(0.13)	$(0.24)

Weighted average common shares outstanding	15,859,887	15,632,006	15,739,240	15,599,828

See accompanying notes to these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period
			From July 24,
			1998
			(Inception)
			Through
	Nine Months Ended September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(2,105,073)	$(3,777,612)	$(17,040,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	—	—	2,475,000
Gain on forgiveness of liabilities	(26,299)	—	(116,213)
Amortization of prepaid consulting fees	217,200	29,048	789,208
Depreciation	792	792	2,552
Non-cash interest on notes payable	36,575	—	1,612,330
Stock-based compensation	471,864	380,329	1,728,332
Changes in operating assets and liabilities:
Prepaid consulting costs	—	—	(140,000)
Prepaid expenses and other current assets	(12,180)	68,809	(93,097)
Accounts payable	(578,856)	(129,568)	192,072
Accrued Phase 3 expenses	(208,493)	269,591	135,140
Accrued separation expenses	91,019	—	91,019
Accrued expenses and payroll liabilities	(9,044)	(2,766)	61,182

Net cash used in operating activities	(2,122,495)	(3,161,377)	(10,303,117)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(3,154)

Net cash used in investing activities	—	—	(3,154)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	226,300
Proceeds from notes payable	1,000,000	—	2,500,000
Capital contributions	—	—	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	—	49,500	99,450
Net proceeds from Private Placements	—	—	7,779,092

Net cash provided by financing activities	1,000,000	49,500	10,773,549

Net change in cash and cash equivalents	(1,122,495)	(3,111,877)	467,278
Cash and cash equivalents, beginning of period	1,589,773	5,111,031	—

Cash and cash equivalents, end of period	$467,278	$1,999,154	$467,278

Supplemental disclosure of cash flow information:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$235,600	$—	$640,008

Conversion of notes payable and accrued interest into common stock	$—	$—	$1,530,177

Forgiveness of notes payable and accrued interest to shareholders	$—	$—	$241,701

Conversion of advances to notes payable to shareholders	$—	$—	$196,300

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
Note 2. Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to a Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of Transdel and its wholly owned subsidiary, Transdel Pharmaceuticals Holdings, Inc. (formerly known as Trans-Pharma Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2010, the results of operations for three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, fairly stated. The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 contained in Form 10-K filed on March 31, 2010 with the SEC. Interim operating results are not necessarily indicative of operating results for the full year.
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
Note 4. Summary of Significant Accounting Policies
Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of approximately $17.0 million at September 30, 2010. With the Company’s current cash and cash equivalents position as of September 30, 2010 of approximately $467,000 and factoring in the $244,479 of allocated funds awarded to the Company (and anticipated to be received by the end of 2010) by the Internal Revenue Service based on our application for the Qualifying Therapeutic Discovery Project under section 48D of the Internal Revenue Code, the Company has forecasted and anticipate having adequate resources in order to execute a portion their operating plan through the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. However, in order to execute the second Phase 3 clinical and supportive trials of Ketotransdel® which are currently required by the FDA to obtain final regulatory approval for Ketotransdel® and the planned Phase 3b trial, the Company will need to raise additional funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
In order to execute the second Phase 3 clinical trial and other supportive safety studies for Ketotransdel®, which are required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Ketotransdel® and to conduct a Phase 3b trial (typically conducted after regulatory submission, but before approval), the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. On April 5, 2010, the Company received gross proceeds of $1 million from the issuance of a two-year senior convertible note (see Note 5); however, there can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition.
Research and Development. Research and development costs are charged to expense and accordingly accrued when incurred.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash balances (approximately $27,000 as of September 30, 2010) in a combination of government issued and government backed securities. The remaining amount of cash is held in an operating account and in the form of multiple short term certificates of deposit, all of which (except for $100,000 of the operating account) are insured by the Federal Deposit Insurance Corporation (“FDIC”) as they are individually under the insured maximum of $250,000.
Equipment. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and the convertible note payable. The carrying value for all such instruments approximates fair value at September 30, 2010. The difference between the fair value and recorded value of the convertible note payable is not significant.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Summary of Significant Accounting Policies (continued)
As of September 30, 2010, the Company had not generated any revenues and the Company does not anticipate that it will generate any revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place in order for either the drug candidates or the cosmetic products to generate any revenues. The FDA approval process is highly uncertain and at this time the Company cannot estimate when it will generate revenues from sales of its products.
Stock-Based Compensation. All share-based payments to employees, including grants of stock options to employees, directors and consultants and restricted stock grants, are recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation for employees, directors and consultants of $471,864, $380,329 and $1,728,332 for the nine months ended September 30, 2010 and 2009 and the period from Inception through September 30, 2010, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $389,627 and $82,237, $329,610 and $50,719, and $1,169,782 and $558,551, respectively.
The value of equity instruments issued to consultants and vendors in exchange for goods and services is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of fully vested nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheets (see Note 6).
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
Basic and diluted net loss applicable to common stock holders per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from stock options and warrants were 3,753,980 and 2,192,730 for the nine months ended September 30, 2010 and 2009, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. If the Company reported net income for these periods, after applying the treasury stock method, common stock equivalents of 58,889 and 223,514 would have been included in the number of shares used to calculate diluted earnings per share in each of the nine months ended September 30, 2010 and 2009, respectively.
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
Note 5. Senior Convertible Promissory Note
On April 5, 2010, the Company issued a two (2)-year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company has the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Interest expense on the Note was $36,575 for the nine months ended September 30, 2010.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stockholders’ Equity
In September 2010, the Company entered an agreement with an investor relations firm in order to primarily provide certain investor relations services to the Company for a period of six months. In exchange for such services, the Company issued 30,000 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $27,600 and recorded as prepaid consulting fees upon issuance) to the investor relations firm as a prepayment of services to be received for the initial three-month period of the agreement. Beginning in December 2010, the Company has agreed to issue an additional 30,000 shares of unregistered common stock to the investor relations firm for the final three month term of the agreement, unless terminated earlier by the Company or the investor relations firm. For the nine months ended September 30, 2010, the Company recorded stock-based compensation related to the restricted stock of $9,200.
In June 2010, the Company entered into two separate agreements with an investor relations firm and a financial advisory services firm (collectively “the firms”) in order to primarily provide certain investor relations and advisory services to the Company for a period of one year. In exchange for such services, the Company issued 200,000 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $208,000 and recorded as prepaid consulting fees upon issuance) to the firms as a prepayment of services to be received over a three-month period. As of September 2010, it was agreed to suspend the services related to these agreements, therefore, at this time no additional shares of common stock will be issued to the firms. For the nine months ended September 30, 2010, the Company recorded stock-based compensation related to the restricted stock of $208,000.
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
For the nine months ended September 30, 2010 and September 30, 2009 and for the period from Inception through September 30, 2010, the Company amortized $217,200, $29,048 and $789,208, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.
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

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Option Plan (continued)
A summary of the Plan for the nine months ended September 30, 2010 is as follows:

		Weighted	Weighted
		Ave.	Ave.	Aggregate
	Number	Exercise	Remaining	Intrinsic
-	of Shares	Price	Contractual Life	Value
Outstanding — January 1, 2010	1,605,000	$1.64
Granted	380,000	0.94
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding — September 30, 2010	1,985,000	$1.51	6.7	$53,000

Exercisable — September 30, 2010	1,328,583	$1.68	5.6	$21,800

Vested and expected to vest — September 30, 2010	1,922,275	$1.52	6.6	$49,880

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2010, based on the closing price of the Company’s common stock of $0.90 on that date.
The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted to date expire on the ten year anniversary of the issuance date and were vested immediately or on a quarterly basis up to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. The weighted fair value of the stock options granted during 2010 is $0.61. For the nine months ended September 30, 2010, the Company recorded stock-based compensation related to stock options for employees and directors of $419,364.
On August 13, 2010, the Company entered into a consulting agreement (previously approved by the Board of Directors) with a retained search firm to provide the Company with executive recruitment services. It accordance with the agreement, the Company has the option to pay for such services in cash or by issuing stock options of an equivalent value. Per the agreement, 50% of the fee (deemed non-refundable) was due upon execution of the agreement and the remaining 50% was due if and when the retained search firm placed a candidate with the Company. The total fee ultimately owed to the retained search firm would not be finalized until an executive was hired as it will be based on the total compensation for the executive in the first year of employment. It was agreed between the retained search firm and the Company that the value of the stock option as of the execution of the agreement would be the basis for determining the number of stock options to be issued for the initial fee as well as in the total fee due to the retained search firm. The option value was determined to be $0.6575 based on the Black-Scholes pricing model using an exercise price of $1.07. Using an estimated first year salary (including bonus) of $350,000, the total fee was estimated to be $105,000. As noted above, the Company was obligated to pay 50% of the estimated total fee, or $52,500, upon execution of the agreement, which the Company opted to issue a non-qualified stock option in lieu of cash. Therefore, the Company issued a non-qualified stock option, under the

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Option Plan (continued)
Plan, to purchase up to 80,000 shares of common stock in payment of this initial fee. The stock option is non-refundable and therefore, fully vested upon issuance. As a result, the total value of the fee/option was recognized in August 2010. Effective October 20, 2010, the Board of Directors appointed a new president and chief executive officer that was a candidate referred to the Company from the retained search firm. The total first year compensation for the executive is estimated to be $441,000, therefore, the final fee due to the retained search firm is $132,300. The Company opted to pay the remainder of the fee due with a non-qualified stock option. Considering the option issued in August 2010 for the purchase of up to 80,000 shares of common stock, the final stock option issued in October 2010 will be to purchase an additional 121,217 shares of common stock. The value of this stock option representing the remainder of the fee, $79,800, will be recognized in October 2010.
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
As of September 30, 2010, there was approximately $438,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting term of 2.2 years for the outstanding stock options.
Also, on November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 25,000 shares of the Company’s common stock. The restricted stock grant vested over a one-year period. The fair value of the grant was determined to be $17,500 and was amortized to selling, general and administrative expenses on a straight line basis over the one-year vesting period. For the nine months ended September 30, 2009 and the period from Inception through September 30, 2010, the Company recorded stock-based compensation related to this restricted stock of $13,122, and $17,500, respectively.
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provided Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, the term in which Dr. Singh may exercise the vested options (which included 610,000 options in total, comprised of 310,000 stock options that were vested as of the separation date as well as the 300,000 stock options subject to the accelerated vesting) was modified and extended to three years from the date of her resignation. In accordance with accounting guidance, since these stock options were modified, the value of the modification for each stock option was determined. For the stock options vested as of the separation date, the modified value was equal to the number of options multiplied by the difference in value (per the Black-Scholes option pricing

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Option Plan (continued)
model) between the original and modified terms of the stock options utilizing current values for market stock price, interest rate and volatility. For the stock options in which the vesting was accelerated, the new value for these stock options was calculated as of the separation date using the Black-Scholes option pricing model. In total, the additional stock based compensation expense recognized for the modified stock options was approximately $174,000 and was recorded in additional paid-in capital and general and administrative expenses in the accompanying condensed consolidated balance sheets and condensed consolidated statement of operations as of and for the nine-month period ended September 30, 2010, respectively.
Note 8. Stock Warrants
The Company issued warrants to purchase shares of its common stock in conjunction with private placement offerings in 2007 and 2008 and a consulting agreement in 2008. The expiration of the outstanding warrants occurs through May 2013 at various periods.
A summary of the status of the warrants for the nine months ended September 30, 2010 is as follows:

Number of
	Shares	Weighted-
	Subject to	Average
	Warrants	Exercise
	Outstanding	Price
Warrants outstanding — January 1, 2010	802,730	$4.10
Granted	—	—
Exercised	—	—
Expired	(33,750)	4.00

Warrants outstanding and exercisable — September 30, 2010	768,980	$4.11

Weighted average remaining contractual life of the outstanding warrants — September 30, 2010	2.06 years

Note 9. Gain on Forgiveness of Liabilities
On October 2, 2008, the Company entered into a payment agreement with a vendor, settling a balance of $52,598. It was agreed between the Company and the vendor that 50% of the amount owed, or $26,299 would be forgiven and the remainder would be paid in two installments, which were, 50%, or $13,150, upon execution of the payment agreement and $13,149 upon an infusion of capital into the Company. Since the inception of the payment agreement, the amount to be forgiven, $26,299, continued to be recorded as an accounts payable up until the infusion of $1 million from the issuance of the Note in April 2010 (see Note 5). When the Note was issued, the final installment payment of $13,149 was paid and the $26,299 was recognized as a gain by the Company.
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
In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd. (“Cato”), a contract research and development organization, the Company entered into a clinical trial services agreement (“Agreement”) with Cato on June 10, 2008. Under the Agreement, Cato served as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical trial for Ketotransdel®. As of September 30, 2010, the Company incurred approximately $3.2 million (original estimate of costs was $3.3 million) related to Cato’s fees as well as pass-through costs incurred by Cato or payable to the clinical sites for patients enrolled in the study. The Company does not anticipate incurring any additional costs related to this Agreement.
Cosmetic Products Consulting Agreement
On August 25, 2008, the Company entered into a consulting agreement with a cosmetic consulting firm (“cosmetic consultants”) to provide product and business development services for specific cosmetic/cosmeceutical products that would be developed by the Company. To the extent a specific cosmetic/cosmeceutical product, applicable to the consulting agreement, is successfully developed and a separate agreement is entered into between the Company and a third party for (including but not limited to) the out-license or distribution of a product, the cosmetic consultants will receive a percentage of the operating profits from the third party agreement as agreed upon in the consulting agreement.
Cosmeceutical License Agreements
JH Direct, LLC License Agreement
On May 20, 2009, the Company and JH Direct, LLC (“JH Direct”) entered into a licensing agreement providing JH Direct with the exclusive worldwide rights to the Company’s anti-cellulite cosmeceutical product which utilizes the Company’s patented transdermal delivery system technology, Transdel™. Under the terms of the agreement, JH Direct will pay the Company initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. The Company retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. In accordance with the cosmetic products consulting agreement, the cosmetic consultants will receive a percentage of the royalties paid to the Company.
Jan Marini Skin Research License Agreement
In June 2010, the Company and Jan Marini Skin Research, Inc. (“JMSR”) entered into a licensing agreement providing JMSR with the exclusive U.S. rights to Transdel’s transdermal delivery technology for use in an anti-cellulite cosmeceutical product for the dermatological market. Under the terms of the agreement, JMSR will pay Transdel a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using Trandel’s delivery technology. JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. In accordance with the cosmetic products consulting agreement, the cosmetic consultants will receive a percentage of the royalties paid to the Company.
As noted above, the Company will receive a royalty from these agreements, which varies per agreement. The royalty percentages are in the low to mid single digits. As of September 30, 2010, the Company has not received any royalties related to these agreements.
Separation Agreement
Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. The separation agreement also includes a mutual release of claims. In accordance with this agreement, the Company recorded a one-time accrual of $242,000 for the one year of continued salary (including the related employer payroll taxes) and medical benefits. Also, as noted in Note 7, the Company recorded a total expense of approximately $174,000 for the value of the modifications to the stock options. As of September 30, 2010, the Company has accrued $91,019 related to remaining amounts payable under the separation agreement.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Subsequent Event
Employment Agreement
Effective October 20, 2010, the Board of Directors (the “Board”) appointed John N. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company. Dr. Bonfiglio was also appointed as a director on the Company’s Board.
Under the terms of his Employment Agreement with the Company, Dr. Bonfiglio will receive an initial base salary of $150,000 per year. Dr. Bonfiglio will also be eligible to receive a performance-based cash bonus award equal up to 40% of his base salary, commencing in fiscal 2011. Immediately upon the date that (i) the Company closes a debt or equity financing in which the gross proceeds to the Company equals or exceeds $3 million; or (ii) completes a corporate partnership transaction that includes gross proceeds to the Company of at least $3 million to support the Company’s general and administrative expenses (each a “Qualified Transaction”), Dr. Bonfiglio’s base salary shall be increased to $315,000 per year. In addition, upon the closing of a Qualified Transaction, the Company will pay Dr. Bonfiglio a bonus equal to the product of (i) $165,000 times (ii) the number of days between October 20, 2010 and the closing of a Qualified Transaction divided by 365 days.
Also on October 20, 2010, the Board granted Dr. Bonfiglio a stock option for 400,000 shares of common stock and issued 50,000 shares of restricted common stock in accordance with the Company’s 2007 Incentive Stock and Awards Plan. The stock option and the restricted common stock will vest as follows: 25% of the option shares and the restricted stock shall vest immediately upon grant, with the balance of the option shares and the restricted stock vesting in equal monthly installments over the next 36 months beginning 30 days after the grant date; provided, however, Dr. Bonfiglio shall gain a vested interest in an additional 10% of the option shares and the restricted stock upon the closing of a Qualified Transaction. The exercise price of the stock option will be $0.80 per share, the reported closing price of the Company’s common stock on October 20, 2010. The vesting of all options will fully accelerate upon an involuntary termination of Dr. Bonfiglio’s employment within twelve months following a change of control (as such terms are defined in the Employment Agreement). Dr. Bonfiglio will also be eligible to participate in the medical, insurance and 401(k) plans the Company offers to its other employees.
Qualifying Therapeutic Discovery Project
On November 1, 2010, the Company received notice from the U.S. Internal Revenue Service that it was approved to receive a Federal grant in the amount of approximately $244,000 under the Qualifying Therapeutic Discovery Project that is part of the Patient Protection and Affordable Care Act. The funds were awarded in support of Ketotransdel, the Company’s late-stage topical NSAID for the treatment of acute soft tissue injuries. The Company expects to receive the funds by the end of 2010.

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
In January 2010, we reported on further in-depth analyses of the ITT data from the Ketotransdel® Phase 3 study. For the modified ITT analysis we identified 35 patients who did not meet study entry criteria at the time of randomization. Excluding the data from these patients who should not have been randomized into the study based on information that was not known at the time of enrollment, the study demonstrated statistical significance (p<0.038) on the primary efficacy endpoint. This post-hoc analysis was confirmed by a third-party statistical expert.
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
Based on discussions with the FDA at least two adequate and well-controlled Phase 3 studies are required in order to obtain regulatory approval to market Ketotransdel®. We believe that the first Phase 3 trial will qualify as one adequate and well-controlled trial because there is statistical significance on the primary endpoint in an objectively defined, though “post-hoc”, modified ITT population. The study also showed statistical significance on secondary endpoints in the original ITT population.

A special protocol assessment (“SPA”) request of our suggested design of a second Phase 3 trial was submitted to the FDA. As part of this request, we also submitted a summarized clinical study report on the first Phase 3 trial. In their response to our special protocol assessment request, the FDA provided feedback that the proposed design appears to be adequate and recommended statistical analysis modifications to the Phase 3 protocol that we will make and re-submit for final SPA agreement. The design of the second Phase 3 trial is similar to the first Phase 3 trial in that it will be conducted with approximately 360 patients and the indication will be for acute soft tissue injuries.
As part of a routine requirement to provide safety information in the NDA submission we have to perform studies such as to assess the allergenicity potential and absorption of ketoprofen during concurrent exercise and heat exposure with Ketotransdel®. These additional supportive trials will be conducted in healthy subjects. The timing of the second Phase 3 trial and the other supportive studies will be dependent on obtaining adequate financing to support the execution of these activities and for other working capital expenditures. Upon receipt of such financing, we anticipate initiating the second Phase 3 trial and supportive studies in 2011. Based on successful outcome of the second Phase 3 trial, we anticipate filing the 505(b)(2) application in 2012 with a possible approval approximately one year from acceptance of filing.
There is no assurance that the FDA will accept our conclusion of the modified ITT data from the first Phase 3 trial as sufficient as part of the requirements for regulatory approval. Therefore, it is possible that another trial, in addition to the second Phase 3 trial, will be required even if we have a successful outcome in the second Phase 3 trial. To mitigate risk to the Ketotransdel program, we are planning to conduct a Phase 3b trial in 2012 with data to be available during the FDA’s review of the 505(b)(2) application. A Phase 3b trial is typically conducted after regulatory submission, but before approval. The data from the Phase 3b trial will be available to address any potential issues from the FDA’s review. The design of the Phase 3b trial is currently under consideration, but we anticipate enrolling fewer patients than were enrolled in the first Phase 3 trial and are targeting for the second Phase 3 trial.
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
On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmeceutical product. Under the terms of the agreement, JH Direct will pay us initial royalty advances if the product is marketed and a continuing licensing royalty on the worldwide sales of the anti-cellulite product. We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel. In September 2010, it was announced that JH Direct had completed their initial product testing of our anti-cellulite formulation in 24 subjects, which consisted of observing the before and after results of applying the product over a 16 week period. The excellent results observed during this test have led JH Direct to initiate plans for a final test in approximately 25 subjects to be conducted by a third-party skin research center that will conduct a similar test to the initial test as well as obtain additional measurements over a 12 week period. JH Direct is planning a commercial launch of the product for the first quarter of 2011 subject to successful completion of this final test.
In June 2010, we entered into a license agreement with Jan Marini Skin Research, Inc. (“JMSR”) providing JMSR with the exclusive U.S. rights to our transdermal delivery technology for use in an anti-cellulite cosmeceutical product for the dermatological market. Under the terms of the agreement, JMSR will pay us a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using our delivery technology. JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. We anticipate that JMSR will launch the product during the first half of 2011.
As noted above, we will receive a royalty from these agreements, which varies per agreement. The royalty percentages are in the low to mid single digits. As of September 30, 2010, we have not received any royalties related to these agreements.

Other Product Development Programs
We believe that the clinical success of Ketotransdel® will facilitate the use of the Transdel™ delivery technology in other products. We have identified co-development opportunities for potential products in pain management and other therapeutic areas utilizing the Transdel™ platform technology and we are exploring potential partnerships for these identified products. In addition to others, some of these identified co-development areas include hormone based products, antiemetic and dermatological products using our Transdel™ delivery system. We are also looking to out-license our Transdel™ drug delivery technology for the development and commercialization of additional innovative drug products. There can be no assurance that any of the activities associated with our product development programs will lead to definitive agreements.
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
The table below provides information regarding selling, general and administrative expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2010	2009	Variance	2010	2009	Variance
Selling, general and administrative	$584,983	$364,087	$220,896	$1,750,380	$1,193,411	$556,969

For the three months ended September 30, 2010, the increase of $220,896 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to an increase in investor relations, consulting expenses, legal and travel, partially offset by a decrease in personnel expenses. Further explanations for these variances are as follows:
•
The primary reason for the $170,000 increase of investor relations expenses was due to stock-based compensation of $163,000 for investor relations services provided to us as well as other expenses such as press releases and fees for investor conferences attended by the Company.

•
Consulting expenses in the third quarter of 2010 were $64,000 more than the prior year quarter mainly due to the stock-based compensation charge of $53,000 for the value of a stock option provided to an executive recruiter for a retained executive search.

•
Also, we incurred an additional $16,000 for legal fees on general corporate matters and $17,000 for travel costs related to the investor outreach conducted by us during this quarter and other business meetings.

•
The primary reason for the decrease in personnel expenses of $59,000 is due to a lower salary base and stock-based compensation for employees. The salaries were $8,000 lower as a result of a net decrease in the salary base resulting from the resignation of the former chief executive officer, partially offset by the addition of the salary for the chief business officer hired in February 2010. Stock-based compensation was $51,000 lower as the net number of options being amortized was less due primarily to full vesting of the former chief executive officer’s stock options in the first quarter of 2010, partially offset by the granting of stock options to the chief business officer in February 2010.

For the nine months ended September 30, 2010, the increase of $556,969 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to a net increase in personnel expenses related to the separation agreement for our former chief executive officer, increases in investor relations, legal, travel and consulting expenses. Further explanations for these variances are as follows:
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

•
The one-time expense noted above, was partially offset by a decrease in personnel expenses of $130,000 due to a lower salary base and stock-based compensation for employees. The salaries were $28,000 lower as a result of net decrease in the salary base resulting from the resignation of the former chief executive officer, partially offset by the addition of the salary for the chief business officer hired in February 2010. Stock-based compensation was $102,000 lower as the net number of options being amortized was less due to full vesting of the former chief executive officer’s stock options in the first quarter of 2010, partially offset by the granting of stock options to the chief business officer in February 2010.

•
The primary reason for the $164,000 increase of investor relations expenses was due to stock-based compensation net increase of $140,000 for investor relations services provided to us as well as an increase of $24,000 for other expenses such as press releases and fees for investor conferences attended by the Company.

•
Also, we incurred an additional $38,000 for legal fees on general corporate and intellectual property matters and $37,000 for travel costs primarily related the investor outreach conducted by us during this year and other business meetings.

•
Consulting expenses for this period of 2010 were $28,000 more than the prior year mainly due to the net stock-based compensation charge increase of $38,000 primarily from the stock option provided to an executive recruiter for a retained executive search, offset by a decrease of $10,000 in consulting fees for other consulting services provided.

Research and Development Expenses
Our research and development expenses primarily include costs for the Ketotransdel® clinical program. These costs are comprised of expenses for our first Phase 3 study, including costs for our contract research organization and investigator payments to the clinical sites participating in the study. Other expenses are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.
The table below provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2010	2009	Variance	2010	2009	Variance
Research and development	$142,788	$565,148	$(422,360)	$344,900	$2,594,142	$(2,249,242)

For the three months ended September 30, 2010, the decrease of $422,360 in research and development expense, as compared to the same period in the prior year, was primarily related to a significant decrease of activities for the Phase 3 study and consulting expenses, partially offset by increased expenses related to personnel costs and contract manufacturing fees. Further explanations for these variances are as follows:
•
During the same period in the prior year, the Phase 3 study for Ketotransdel® was on-going and therefore, we recognized approximately $478,000 of expenses related to the study during that period. The expenses were primarily for the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study.

•	The decrease in consulting expenses of approximately $70,000 is due to fees and stock-based compensation incurred by a consultant for management of the Phase 3 trial in the prior period.

•
The increase in personnel expenses of approximately $63,000 was primarily related to stock-based compensation and wages of our chief medical officer who was hired in October 2009. This position was not filled in the same period of the prior year.

•	Due to additional services and analysis performed by our contract manufacturer, these costs increased by $52,000 in comparison to the same period last year.
For the nine months ended September 30, 2010, the decrease of $2.2 million in research and development expense, as compared to the same period in the prior year, was primarily related to a significant decrease of activities for the Phase 3 study and consulting expenses, partially offset by increased expenses related to personnel costs. Further explanations for these variances are as follows:
•
During the same period in the prior year, the Phase 3 study for Ketotransdel® was on-going and therefore, we recognized approximately $2.45 million of expenses related to the study during that period. The expenses were primarily for the investigator payments owed to the clinical sites for the patients they enrolled in the study and the fees incurred by our contract research organization for their services provided in conducting the study. In the current period, we only recognized a minimal amount of expense, which was incurred by our contract research organization for final administrative activities related to the study.

•
The decrease in consulting expenses of approximately $90,000 is due to $59,000 less of fees and stock-based compensation primarily incurred by a consultant for management of the Phase 3 trial in the prior period and $31,000 of other additional consulting fees incurred in the same period last year.

•
The increase in personnel expenses of approximately $222,000 is primarily related to stock-based compensation and wages of our chief medical officer who was hired in October 2009. This position was not filled in the same period of the prior year.

•	Due to additional services and analysis performed by our contract manufacturer, these costs increased by $55,000 in comparison to the same period last year.
Interest Expense
In April 2010, we issued a two (2)-year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent, therefore, interest expense on the Note was $36,575 for the nine months ended September 30, 2010.
Interest Income
Interest income was $215 and $887 for the three months ended, and $483 and $9,941 for the nine months ended, September 30, 2010 and 2009, respectively. The decreases were due to a lower average cash balance and lower interest rates during the three and nine month periods ended September 30, 2010, as compared to the same periods in the prior year.
Forgiveness of Liabilities
In 2008, we entered into a payment agreement with a vendor, settling a balance of $52,598. In accordance with the payment agreement, we paid $26,299 and recognized a gain on forgiveness of liabilities of $26,299.
Liquidity and Capital Resources
Since inception through September 30, 2010, we have incurred losses of approximately $17.0 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel®. Historically, our operations have been financed through capital contributions and debt and equity financings.
As of September 30, 2010, we had approximately $467,000 in cash and cash equivalents. We have limited funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation of operations subsequent to the fourth quarter of 2010 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. With our current cash and cash equivalents position as of September 30, 2010 and factoring in the $244,479 of allocated funds awarded to us (and anticipated to be received by the end of 2010) by the Internal Revenue Service based on our application for the Qualifying Therapeutic Discovery Project under section 48D of the Internal Revenue Code, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. However, in order to execute the second Phase 3 clinical and supportive trials of Ketotransdel® which are currently required by the FDA to obtain final regulatory approval for Ketotransdel® and our planned Phase 3b trial, we will need to raise additional funds. We intend to seek additional financing to fund the second Phase 3 clinical trial, the Phase 3b trial and the supportive safety studies as well as to continue our cosmetic/cosmeceutical program and to explore co-development opportunities. If adequate financing is not available, we will not be able to conduct the clinical development program as described.
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
Our most critical accounting policies and estimates that may materially impact our results of operations include:
Going Concern. Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses, had negative operating cash flows and have not recognized any revenues since July 24, 1998 (Inception). In addition, we had a deficit accumulated during the development stage of approximately $17.0 million at September 30, 2010. With our current cash and cash equivalents position as of September 30, 2010 of approximately $467,000 and factoring in the $244,479 of allocated funds awarded to us (and anticipated to be received by the end of 2010) by the Internal Revenue Service based on our application for the Qualifying Therapeutic Discovery Project under section 48D of the Internal Revenue Code, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. However, in order to execute the second Phase 3 clinical and supportive trials of Ketotransdel® which are currently required by the FDA to obtain final regulatory approval for Ketotransdel® and our planned Phase 3b trial, we will need to raise additional funds. These factors raise substantial doubt about our ability to continue as a going concern.
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
Stock-Based Compensation. All share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements are based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.
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
As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this quarterly report on Form 10-Q.
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
Since inception we have recorded operating losses. From Inception through September 30, 2010, we have a deficit accumulated during the development stage of approximately $17.0 million, and for the nine months ended September 30, 2010, we experienced a net loss of approximately $2.1 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic/cosmeceutical products. The license fees for such drugs or active ingredients may increase our costs.
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
We have limited remaining funds to support our operations. We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. With our current cash and cash equivalents position as of September 30, 2010 and factoring in the $244,479 of allocated funds awarded to us (and anticipated to be received by the end of 2010) by the Internal Revenue Service based on our application for the Qualifying Therapeutic Discovery Project under section 48D of the Internal Revenue Code, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the fourth quarter of 2010, which would include the final payments for the Phase 3 clinical trial completed in 2009 and general and administrative expenses. The Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements included an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to execute the second Phase 3 clinical trial and supportive studies in order to obtain regulatory approval to market Ketotransdel®, and our planned Phase 3b trial, we will need to secure additional funds. If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

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
The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments generally and specifically in the pharmaceutical industry. In addition, the fact that we are not profitable and will need significant additional funds to execute the second Phase 3 clinical trial and supportive studies in order to obtain regulatory approval to market Ketotransdel®, and our planned Phase 3b trial and any other clinical trials we would want to commence for other products, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2010 we will be required to cease operations.
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
We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. In particular, the outcome of the final analyses of the data from the Phase 3 clinical trials for Ketotransdel® may vary from our initial conclusions or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial, including our modified ITT analysis for our first Phase 3 clinical trial of Ketotransdel®. The FDA is requiring two adequate and well controlled Phase 3 clinical trials and supportive studies for Ketotransdel® before we can submit a 505(b) (2) New Drug Application. In addition, the results of any future clinical trials may not be favorable and we may never receive regulatory approval for Ketotransdel®. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.

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
We recently expanded our product development program to include cosmetic/cosmeceutical products, which utilizes the basis of our patented transdermal delivery system technology, TransdelTM. Since our primary focus will remain on seeking FDA approval for Ketotransdel®, we plan to use limited resources on our cosmetic/cosmeceutical development program and, as a result, we will need to partner with third parties to perform formulation, clinical research, manufacturing, sales and marketing activities. We have initial clinical information supporting the beneficial effects of our anti-cellulite product on skin appearance and have entered into license agreements with two companies for this product. We cannot assure you that the results of any further studies that may be required before this product can be commercialized will be successful, that we will enter into additional commercial agreements with third parties for this product on acceptable terms, or at all, or that this product will be successfully commercialized. Even if we are not required to obtain FDA pre-market approval for this product, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make about the anti-cellulite product. There is no assurance that we will be successful in developing any other cosmetic/cosmeceutical products, including products for hyperpigmentation and anti-aging. Any products we develop may cause undesirable side effects that could limit their use, require their removal from the market and subject us to adverse regulatory action and product liability claims. Further, the market for cosmetic/cosmeceutical products is highly competitive, and there is no assurance that our products will be able to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.
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
We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the annual report on Form 10-K. However, due to recently passed legislation, we are exempt from the requirement to obtain a report by our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting until our market capitalization exceeds $75 million. Once we are potentially subject to these reporting requirements and other obligations, it will place significant demands on our management, administrative, operational, and accounting resources. We anticipate that we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement or outsource an internal audit function; and hire additional accounting and finance staff. Once we are subject to these reporting requirements, if we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and we may not be able to obtain the independent registered public accounting firm opinion required by Section 404. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

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
Since July 1, 2010, we have issued or agreed to issue the following shares of our common stock that have not been registered under the Securities Act of 1933, as amended:
On September 7, 2010 we issued 30,000 shares of unregistered common stock to an investor relations firm for certain investor relations services to be provided to us over a three-month period.
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

Item 6.	Exhibits

Exhibit
Number		Description

10.1		Employment Agreement, dated October 18, 2010, between Transdel Pharmaceuticals, Inc. and John Bonfiglio, Ph.D.
10.2		Nonqualified Stock Option Agreement, dated as of the 20th day of October, 2010, between Transdel Pharmaceuticals, Inc., and Dr. John Bonfiglio
10.3		Restricted Stock Agreement, dated as of the 20th day of October, 2010, between Transdel Pharmaceuticals, Inc., and Dr. John Bonfiglio
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 906 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.
Dated: November 8, 2010	By:	/s/ John Bonfiglio
John Bonfiglio, Ph.D.
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number		Description
10.1		Employment Agreement, dated October 18, 2010, between Transdel Pharmaceuticals, Inc. and John Bonfiglio, Ph.D.
10.2		Nonqualified Stock Option Agreement, dated as of the 20th day of October, 2010, between Transdel Pharmaceuticals, Inc., and Dr. John Bonfiglio
10.3		Restricted Stock Agreement, dated as of the 20th day of October, 2010, between Transdel Pharmaceuticals, Inc., and Dr. John Bonfiglio
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.