Form 10-Q
period 2011-03-31
TRANSDEL PHARMACEUTICALS INC
filed 2012-02-23
CIK 1360214

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52998

Transdel Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 S. Hwy 101, Suite 209
Solana Beach, CA  92075
 (Address, including zip code, of principal executive offices)

4275 Executive Square, Suite 485, La Jolla, CA
 (Former name or former address if changed since last report.)

Registrant’s telephone number, including area code:  (858) 433-2800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
“
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 22, 2012, 15,900,811 shares of issuer’s common stock, with $0.001 par value per share were outstanding.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

Table of Contents

		Page
Part I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets – March 31, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through March 31, 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through March 31, 2011	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	23

Part II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

	Signatures	27

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$70,866	$291,462
Prepaid expenses and other current assets	62,066	60,492
Total current assets	132,932	351,954

Computer equipment, net	74	338

TOTAL ASSETS	$133,006	$352,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$160,816	$73,632
Accrued Phase 3 expenses	111,871	111,871
Accrued expenses and payroll liabilities	108,062	69,532
Deferred revenue	80,000	80,000
Total current liabilities	460,749	335,035

Convertible note payable and accrued interest	1,073,972	1,055,479
TOTAL LIABILITIES	1,534,721	1,390,514

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding.	-	-
Common stock, 50,000,000 shares authorized, $0.001 par value
15,932,061 issued and outstanding
at March 31, 2011 and December 31, 2010	15,932	15,932
Additional paid-in capital	16,481,463	16,412,643
Deficit accumulated during the development stage	(17,899,110)	(17,466,797)
TOTAL STOCKHOLDERS' DEFICIT	(1,401,715)	(1,038,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$133,006	$352,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period From
	For The Three Months Ended	For The Three Months Ended	July 24, 1998 (Inception)
	March 31,	March 31,	through March 31,
	2011	2010	2011
Operating Expenses:
Selling, general and administrative	$326,604	$755,587	$9,072,257
Research and development	87,216	115,158	7,795,920
Loss from operations	(413,820)	(870,745)	(16,868,177)

Other income (expense)
Interest expense	(18,493)	-	(1,649,727)
Interest income	-	133	127,581
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	-	-	116,213
Total other income (expense), net	(18,493)	133	(1,030,933)

Net loss	$(432,313)	$(870,612)	$(17,899,110)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding basic and diluted	15,932,061	15,652,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For The Three Months Ended	For The Three Months Ended	July 24, 1998 (Inception)
	March 31,	March 31,	through March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(432,313)	$(870,612)	$(17,899,110)

Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(116,213)
Amortization of prepaid consulting fees	-	-	807,608
Depreciation	264	264	3,080
Non-cash interest on notes payable	18,493	-	1,649,727
Stock-based compensation	68,820	257,600	2,005,483
Changes in assets and liabilities
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	(1,574)	15,818	(62,067)
Accounts payable	87,184	(121,217)	250,731
Accrued Phase 3 expenses	-	(88,374)	111,871
Accrued expenses and payroll liabilities	38,530	168,630	134,361
Deferred revenue	-	-	80,000
NET CASH USED IN OPERATING ACTIVITIES	(220,596)	(637,891)	(10,699,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(3,154)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	-	-	226,300
Proceeds from notes payable	-	-	2,500,000
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise
of warrants and stock options	-	-	99,450
Proceeds from Private Placements	-	-	7,779,092
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	10,773,549
NET CHANGE IN CASH AND CASH EQUIVALENTS	(220,596)	(637,891)	70,866
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	291,462	1,589,773	-
CASH AND CASH EQUIVALENTS BALANCES, end of period	$70,866	$951,882	$70,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$-	$432,007
Conversion of notes payable and accrued interest into common stock	$-	$-	$1,530,177
Forgiveness of notes payable and accrued interest to stockholders	$-	$-	$241,701
Conversion of advances to notes payable to stockholders	$-	$-	$196,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011 and 2010 and the period from July 24, 1998 (Inception) through March 31, 2011

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) has prepared the accompanying condensed unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Revenue Recognition and Deferred Revenue

The Company will recognize revenues in accordance with in Financial Accounting Standards Board (“FASB”) guidance, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.
As of March 31, 2011, the Company has received initial royalty advances of $80,000, these revenues have been deferred until certain royalty considerations are met.

As of March 31, 2011, the Company had not generated any revenues and the Company does not anticipate that it will generate any significant revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.

Income Taxes

Income tax expense is provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the three months ended March 31, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved, the Company had federal and California net operating loss carryforwards of approximately $ 11.9 million and $11.7 million, respectively.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At March 31, 2011, there were no uninsured deposits.

Computer Equipment

Computer equipment is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful life of three years.

During the three months ended March 31, 2011 and 2010, the Company recorded $264 and $264, respectively, in depreciation expense.

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

The fair values of the Company’s cash and cash equivalents, accounts payable, accrued expenses and notes payable approximate carrying values due to their short term maturities.

Stock Based Compensation

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from convertible notes, stock options and warrants were 4,349,169 and 2,707,730 at March 31, 2011 and 2010, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”). The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its condensed consolidated financial statements.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $17.9 million at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3.	NOTES PAYABLE

On April 5, 2010, the Company issued a Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on its maturity date April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company has the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Accrued interest on the Note was $73,972 at March 31, 2011 and interest expense for the three months ended March 31, 2011 was $18,493.  Subsequent to the period ended March 31, 2011, and following the Company’s bankruptcy petition filed June 26, 2011 (see Note 8), and the change in ownership control following the issuance of preferred stock(see Note 8), the entire unpaid principal sum of this Note, together with its accrued and unpaid interest became immediately due and payable.  The Company, the noteholder and its assignee entered into a waiver and settlement agreement described in Note 8.

NOTE 4.	STOCKHOLDERS’ EQUITY

On October 20, 2010, the Company appointed John N. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company. Dr. Bonfiglio was also appointed as a director on the Company’s Board. The Board granted Dr. Bonfiglio a stock option for 400,000 shares of common stock and issued 50,000 shares of restricted common stock in accordance with the Company’s 2007 Incentive Stock and Awards Plan. The stock option and the restricted common stock will vest as follows: 25% of the option shares and the restricted stock shall vest immediately upon grant, with the balance of the option shares and the restricted stock vesting in equal monthly installments over the next 36 months beginning 30 days after the grant date.  The restricted stock was valued at $0.80 per share, the reported closing price of the Company’s common stock on October 20, 2010. For the three months ended March 31, 2011, the Company recorded a stock-based compensation expense related to the issuance and partial vesting of the restricted stock award of $2,499.

For the three months ended March 31, 2011, 2010 and for the period from Inception through March 31, 2011, the Company recorded stock-based compensation expense for employees, directors and consultants of  $68,820, $257,600 and $2,005,483, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses in the amount of $50,454 and $18,366, $224,063 and $33,537, and $1,410,200 and $595,283, respectively.  For the three months ended March 31, 2011 and 2010 for the period from Inception through March 31, 2011, the Company amortized $0, $0 and $807,608, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.

NOTE 5.	STOCK OPTION PLAN

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

A summary of the Plan for the three months ended March 31, 2011 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - January 1, 2011	2,506,217	$1.37
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - March 31, 2011	2,506,217	$1.37	6.88	$-
Exercisable - March 31, 2011	1,764,634	$1.54	6.05	$-
Vested and expected to vest - March 31, 2011	2,430,642	$1.38	6.82	$-

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2011, based on the closing price of the Company’s common stock of $0.24 on that date.

The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted to date expire on the ten year anniversary of the issuance date and were vested immediately or on a quarterly basis up to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. The Company did not issue any options during the three months ended March 31, 2011, the Company recorded stock-based compensation related to stock options for employees and directors of $66,321, which is included in selling, general and administrative expenses and research and development expenses in the amount of $47,955 and $18,366, respectively.

As of March 31, 2011, there was approximately $450,091 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 1.92 years.

NOTE 6.	WARRANTS

The Company issued warrants to purchase shares of its common stock in conjunction with private placement offerings in 2007 and 2008 and a consulting agreement in 2008. The expiration of the outstanding warrants occurs through May 2013 at various periods.

A summary of the status of the warrants for the three months ended March 31, 2011 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2011	768,980	$4.11
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable - March 31, 2011	768,980	$4.11
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2011	1.65

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leased its office facilities under a noncancelable operating lease, which expired in December 31, 2010. The Company renewed the lease from January 1, 2011 to June 30, 2011, with a monthly amount due of $3,835.  For the remaining fiscal year 2011, the Company’s lease commitment is approximately $11,505.  Rent expense for three months ended March 31, 2011 and 2010 was $12,100 and $16,147, respectively.  The Company entered into a new lease agreement for office facilities effective February 15, 2012 to February 28, 2014.   Monthly rent begins on March 1, 2012 in the amount of $2,972 for the first 12 months, and $3,715 is due monthly for the next 12 months.

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

As of March 31, 2011 the Company had received non-refundable royalty advances totaling $80,000 from JH Direct, and has deferred all of these revenues.  The Company received an additional $20,000 in royalty advances from this contract subsequent to the period ended March 31, 2011.   Management believes JH Direct has abandoned its efforts to commercialize the anti-cellulite cream and the Company has exercised its termination rights to terminate the agreement in 2012, at which time all revenues from this agreement will be recognized in full.

In June 2010, the Company and Jan Marini Skin Research, Inc. (“JMSR”) entered into a licensing agreement providing JMSR with the exclusive U.S. rights to Transdel’s transdermal delivery technology for use in an anti-cellulite cosmetic product for the dermatological market. Under the terms of the agreement, JMSR will pay Transdel a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using Trandel’s delivery technology.  JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. In accordance with the cosmetic products consulting agreement, the cosmetic consultants will receive a percentage of the royalties paid to the Company. Management believes JMSR has abandoned its efforts to commercialize the anti-cellulite cream and the Company will look to terminate this agreement in 2012.  No revenues or amounts were or are expected to be paid to or on behalf of the Company related to this agreement.

Separation Agreement

Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. The separation agreement also includes a mutual release of claims. In accordance with this agreement, the Company recorded a one-time accrual of $242,000 for the one year of continued salary (including the related employer payroll taxes) and medical benefits. Also, the Company recorded a total expense of approximately $174,000 for the value of the modifications to the stock options. As of March 31, 2011, no amounts are due under the separation agreement.

Suspension of Payroll – March 1, 2011

Effective March 1, 2011, the Board of Directors of the Company suspended all payroll.  Any time incurred and billed for projects or follow-up performed by the employees will be accrued based on their current hourly amount.

NOTE 8.	SUBSEQUENT EVENTS

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

Effective February 15, 2012, the Board appointed Joachim Schupp, M.D. as Chief Medical Officer of the Company, Paul Finnegan, M.D. as a director of the Company and Dr. Balbir Brar as a director of the Company.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations and have incurred net losses since our inception.  We expect to incur losses in the future as we pursue the clinical development of our product candidates.  Our continuation of operations subsequent to the fourth quarter of 2012 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.

Plan of Operations

 For the next twelve months, our current operating plan is focused on the development of our lead drug, Ketotransdel® for the indication of acute pain, inflammation and swelling associated with soft tissue injuries, development of cosmetic products and co-development opportunities in other therapeutic areas utilizing our Transdel™ platform technology.

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

On August 25, 2008, the Company entered into an agreement with RIL-NA, LLC in order to enter into business relationships with third parties for certain of the Company’s cosmetic product formulations.  RIL-NA, LLC was to be paid a commission equal to approximately twenty percent (20%) of the adjusted gross revenues realized from transactions related to this agreement.  This agreement is terminable with 60 days written notice by either RIL-NA or the Company.  On June 12, 2011, the Company entered into another agreement with RIL-NA, LLC whereby RIL-NA paid approximately $5,000 in related legal filing fees to acquire exclusive marketing rights for the Company’s anti-cellulite product formulation from June 13, 2011 through August 11, 2011.  The June 12, 2011 agreement automatically terminated on August 12, 2011, no revenues or amounts were paid to or on behalf of the Company.

On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmetic product.  Under the terms of the agreement, JH Direct will pay us initial royalty advances if the product is marketed and a continuing licensing royalty on the worldwide sales of the anti-cellulite product.  We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel.  In September 2010, it was announced that JH Direct had completed their initial product testing of our anti-cellulite formulation in 24 subjects, which consisted of observing the before and after results of applying the product over a 16 week period.  The excellent results observed during this test have led JH Direct to initiate plans for a final test in approximately 25 subjects to be conducted by a third-party skin research center that will conduct a similar test to the initial test as well as obtain additional measurements over a 12 week period.  JH Direct planned a commercial launch of the product for the first quarter of 2011 subject to successful completion of this final test.  As of March 31, 2010, we received $80,000 in advance non-refundable royalty payments and $20,000 during April 2011.  The Company has exercised its termination rights under the license agreement and terminated this contract effective January 30, 2012.

In June 2010, we entered into a license agreement with Jan Marini Skin Research, Inc. ("JMSR") providing JMSR with the exclusive U.S. rights to our transdermal delivery technology for use in an anti-cellulite cosmetic product for the dermatological market.  Under the terms of the agreement, JMSR will pay us a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using our delivery technology.  JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right.  Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market.  The Company does not expect to receive future royalties from this agreement as JMSR has abandoned its efforts to commercialize the product at this time. The Company and JMSR mutually terminated this contract effective January 30, 2012.  No revenues or amounts were or are expected to be paid to or on behalf of the Company related to this agreement.

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

Summary of Recent Events

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

Change in Control – Preferred Stock

In partial consideration for and in connection with the Line of Credit Agreement, on November 21, 2011 we executed a Securities Purchase Agreement (the “Purchase Agreement”) with DermaStar, pursuant to which we agreed to issue 10 shares of newly-designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to DermaStar for an aggregate purchase price of $100,000.   The Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 12, 2011, we and DermaStar consummated the transactions contemplated by the Purchase Agreement.  The shares of Series A Preferred Stock issued to DermaStar in the offering are convertible into 59,988,002 shares of our Common Stock; however, until the effective date of the stockholder action by written consent to approve to increase the number of authorized shares of Common Stock through an amendment to the our Amended and Restated Certificate of Incorporation (as described below) , DermaStar has the ability to convert five of its ten shares of Series A Preferred Stock into 29,994,001 shares of Common Stock, representing approximately 65% of the capital stock of the Company on an as-converted basis.  Upon issuance of the Series A Preferred Stock, DermaStar, and its members individually, became control persons of the Company, and as such, this and any further transactions between the Company and DermaStar, and/or its members individually, will be disclosed as related party transactions.  We appointed DermaStar Managing Members Mark L. Baum and Robert J. Kammer to our Board of Directors in December 2011.

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

In connection with each of the waiver and settlement agreements, the holders of the Convertible Note each agreed to forever waive their rights to (i) accelerate the entire unpaid principal sum of the Convertible Note and all accrued interest pursuant to Section 1 of the Convertible Note related to the Company’s Bankruptcy petition filed June 26, 2011, (ii) Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, regarding the designation and creation of the Series A Convertible Preferred Stock and (iii) certain conversion rights pursuant to Section 3 of the Convertible Note related to the change of control that resulted from the sale of the Series A Convertible Preferred Stock.  In addition, pursuant to the terms of the waiver and settlement agreement with DermaStar (the “DermaStar Waiver Agreement”), we and DermaStar agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Convertible Note held by DermaStar, at such time as we have a sufficient number of authorized common shares to effect such a conversion, into our common stock at a conversion price of $0.01667 (“DermaStar Conversion Price”). Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 in good and valid current accounts payable of the Company (“AP Conversion”) currently held by DermaStar, at such time as we have a sufficient number of authorized common shares and DermaStar is able to convert the Convertible Note. The AP Conversion will be made at the DermaStar Conversion Price. Directors Mr. Baum and Dr. Kammer are both affiliates of DermaStar. The DermaStar Waiver Agreement was negotiated and approved by the sole disinterested director unaffiliated with DermaStar. Directors Mr. Baum and Dr. Kammer abstained from voting on this matter.

Pursuant to the terms of the waiver and settlement agreement with Mr. Ladonnikov (the “Ladonnikov Waiver Agreement”), we and Mr. Ladonnikov agreed to the mandatory conversion of the 20% of the principal and accrued and unpaid interest of the Convertible Note held by Mr. Ladonnikov, at such time as we have a sufficient number of authorized common shares to effect such a conversion, into our common stock a conversion price of $0.015. Additionally, Mr. Ladonnikov agreed to make a one-time payment of $50,000 to us at such time as the Convertible Note is converted into common stock.

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

Our Board of Directors has also undergone significant change.  Effective December 16, 2011, Mark L. Baum and Dr. Robert J. Kammer joined the Board of Directors.  Mr. Baum and Dr. Kammer are the Managing Members of DermaStar and both Dr. Kammer and Mr. Baum hold ownership interests in DermaStar.  There are no arrangements or understandings between either Mr. Baum or Dr. Kammer and any other persons pursuant to which either Mr. Baum or Dr. Kammer was elected as a director.  Also effective December 16, 2011, Anthony S. Thornley resigned as a director from the Company’s Board of Directors.  Effective February 15, 2012, Paul Finnegan, M.D. and Dr. Brar, our President, were appointed as directors of the Company.  We currently have five directors:  Jeffrey Abrams, M.D., Mr. Baum, Dr. Kammer, Dr. Finnegan and Dr. Brar.  Mr. Baum serves as the Chairman of the Board of Directors.

Results of Operations

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses:

	Three months ended March 31,		$
	2011	2010	Variance
Selling, general and administrative	$326,604	$755,587	(428,983)

For the three months ended March 31, 2011, the decrease of $428,983 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily a result of the separation agreement entered into by us and our former chief executive officer where we recognized aggregate one-time expenses of approximately $416,000 during the three months ended March 31, 2010.  This amount was comprised of approximately $242,000 related to the accrual of continued salary and medical benefits to be provided for a period of one year after the separation date of February 17, 2010 and approximately $174,000 of stock-based compensation expense related to the modification of terms for the former chief executive officer’s stock options.

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

The table below provides information regarding research and development expenses:

	Three months ended March 31,		$
	2011	2010	Variance
Research and development	$87,216	$115,158	(27,942)

For the three months ended March 31, 2011, the decrease of $27,942 in research and development expense, as compared to the same period in the prior year, was primarily related to a decrease of activities for the Phase 3 study, clinical trials and consulting expenses.

Interest Expense

In April 2010, we issued a two year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement.  The Note includes an annual interest rate of 7.5 percent; therefore, interest expense on the Note was $18,493 for the three months ended March 31, 2011.

Interest Income

Interest income was $0 and $133 for the three months ended, March 31, 2011 and 2010, respectively. The decrease was due to a lower average cash balance during the three month periods ended March 31, 2011, as compared to the same period in the prior year.

Liquidity and Capital Resources

 Our cash on hand at March 31, 2011 and 2010 was $70,866 and $951,882, respectively.  The decrease in cash is primarily attributable the lack of financing commitments made during the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009 as compared to years prior, compounded by a lower beginning cash balance for the current period.  Since inception through March 31, 2011, we have incurred losses of approximately $17.9 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel®. Historically, our operations have been financed through capital contributions and debt and equity financings.

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

The following table provides detailed information about our net cash flow for the three month financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(220,596)	$(637,891)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-

Net Decrease in Cash and Cash Equivalents	(220,596)	(637,891)
Cash and Cash Equivalents at Beginning of the Period	291,462	1,589,773
Cash and Cash Equivalents at End of the Period	$70,866	$951,882

Operating Activities

Net cash used in operating activities was $220,596 for the three months ended March 31, 2011, as compared to $637,891 used in operating activities during 2010. The decrease in net cash used in operating activities was mainly due to management minimizing certain administrative expenses, suspension of payroll at March 1, 2011, and lengthening our accounts payable payment process.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $0, as the Company is currently devoting almost all of its cash resources to operations.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $0.

We have limited funds to support our operations.  We have prepared our condensed consolidated financial statements in this Form 10-Q on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Our continuation as a going concern is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.   In order to conduct the second Phase 3 trial and the other routine supportive safety studies that are required in order to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds.  We intend to seek additional financing to fund the clinical requirements for Ketotransdel® as well as to continue our cosmetics program and to explore co-development opportunities.  If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Accounting and Financial Officer concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended due to the material weakness noted in our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, Principal Executive Officer and Principal Accounting and Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Our management, including the Principal Executive Officer and Principal Accounting and Financial Officer, does not expect that our internal controls over financial reporting and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of March 31, 2011, our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria.  See our Annual Report included in our Form 10-K for the year ended December 31, 2010, for a complete description of the material weaknesses identified.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter  ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

More recently, and during September of the fiscal year ended December 31, 2011, our former Principal Accounting and Financial Officer resigned and as a result our internal control procedures have been materially affected.   The Company also had resignations of several other members of its executive management team and its Board of Directors that affected its internal control process throughout the fiscal year ending December 31, 2011.

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

[Remainder of Page Intentionally Left Blank]

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bankruptcy Petition and Dismissal

The Company, on June 26, 2011, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”).

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

On July 20, 2011, the Company’s Motion to Sell Substantially all Assets of the Estate Free and Clear of Liens Claims and Interests and Assume and Assign Certain Executory Contracts Without Overbid (“Motion to Sell”) was set for a hearing on July 18, 2011.
The Debtor’s Motion to Sell, after proper notice to creditors and parties in interest came on for sequential hearings on July 18, 2011 and July 26, 2011 before the Honorable Peter W. Bowie, United States Bankruptcy Judge, presiding, was heard.  The Court having read all documents filed in support and in opposition to the Motion, having heard oral argument of counsel, and good cause appearing, ordered that the Company’s Motion to Sell was denied.

On November 21, 2011, in connection with the transactions described below, the Company requested that the Bankruptcy Court dismiss the Chapter 11 Case and retain jurisdiction to decide matters related to claims brought in the Bankruptcy Case by the Purchaser.  On December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.  In connection with the dismissal of the Chapter 11 Case, the Bankruptcy Court, among other things, declined to retain jurisdiction over claim objection proceedings and found moot the Company’s objection to the claims to receive a break-up fee pursuant to the Asset Purchase Agreement of Cardium Therapeutics, Inc. and Cardium Healthcare, Inc., a wholly owned subsidiary of Cardium.  The dismissal of the Chapter 11 Case was based upon the provisions of both 11 U.S.C. Sections 305(a) and 1112(b).

Currently, there are no legal proceedings.

ITEM 1A.	RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

[Remainder of Page Intentionally Left Blank]

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*
Certification of Mark L. Baum, Esq., Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*
Certification of Andrew R. Boll, Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq., Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Principal Financial and Accounting Officer
____________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transdel Pharmaceuticals, Inc.

Dated: February 23, 2012	By:	/s/ Mark L. Baum
Mark L. Baum, Esq.
Secretary and Chairman of the Board of Directors
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*
Certification of Mark L. Baum, Esq., Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*
Certification of Andrew R. Boll, Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq., Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Principal Financial and Accounting Officer
____________
*	Filed herewith.