Form 10-Q
period 2011-09-30
TRANSDEL PHARMACEUTICALS INC
filed 2012-02-23
CIK 1360214

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

.
TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)

Table of Contents

		Page
Part I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through September 30, 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through September 30, 2011	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	22

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

	Signatures	26

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,154	$291,462
Prepaid expenses and other current assets	74,368	60,492
Total current assets	76,522	351,954

Computer equipment, net	-	338

TOTAL ASSETS	$76,522	$352,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$178,411	$73,632
Due to related parties	27,537	-
Accrued Phase 3 expenses	111,871	111,871
Accrued expenses and payroll liabilities	118,367	69,532
Deferred revenue	100,000	80,000
Current portion of convertible note payable and accrued interest	1,111,574	-
Total current liabilities	1,647,760	335,035

Convertible note payable and accrued interest	-	1,055,479
TOTAL LIABILITIES	1,647,760	1,390,514

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding.	-	-
Common stock, 50,000,000 shares authorized, $0.001 par value
15,900,811 and 15,932,061 issued and outstanding
at September 30, 2011 and December 31, 2010, respectively.	15,901	15,932
Additional paid-in capital	16,561,836	16,412,643
Deficit accumulated during the development stage	(18,148,975)	(17,466,797)
TOTAL STOCKHOLDERS' DEFICIT	(1,571,238)	(1,038,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,522	$352,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period From July 24, 1998 (Inception)through September 30, 2011

Operating Expenses:
Selling, general and administrative	$66,496	$584,983	$514,529	$1,750,380	$9,260,182
Research and development	-	142,788	111,554	344,900	7,820,258
Loss from operations	(66,496)	(727,771)	(626,083)	(2,095,280)	(17,080,440)

Other income (expense)
Interest expense	(18,904)	(18,904)	(56,095)	(36,575)	(1,687,329)
Interest income	-	215	-	483	127,581
Gain on settlement	-	-	-	-	375,000
Gain on forgiveness of liabilities	-	-	-	26,299	116,213
Total other expenses, net	(18,904)	(18,689)	(56,095)	(9,793)	(1,068,535)

Net loss	$(85,400)	$(746,460)	$(682,178)	$(2,105,073)	$(18,148,975)

Net loss per common share, basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.13)

Weighted average common shares outstanding,
basic and diluted	15,900,811	15,859,887	15,915,921	15,739,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	For the Period From July 24, 1998 (Inception)through September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(682,178)	$(2,105,073)	$(18,148,975)

Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	(26,299)	(116,213)
Amortization of prepaid consulting fees	-	217,200	807,608
Depreciation	338	792	3,154
Non-cash interest on notes payable	56,095	36,575	1,687,329
Stock-based compensation	149,162	471,864	2,085,825
Changes in assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	(13,876)	(12,180)	(74,369)
Accounts payable	104,779	(578,856)	268,326
Accrued Phase 3 expenses	-	(208,493)	111,871
Accrued expenses and payroll liabilities	48,835	81,975	144,666
Deferred revenue	20,000	-	100,000
NET CASH USED IN OPERATING ACTIVITIES	(316,845)	(2,122,495)	(10,795,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(3,154)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from purchase of notes payable to stockholders	-	-	226,300
Proceeds from notes payable	-	1,000,000	2,500,000
Proceeds from related parties	27,537	-	27,537
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise
of warrants and stock options	-	-	99,450
Proceeds from Private Placements	-	-	7,779,092
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,537	1,000,000	10,801,086

NET CHANGE IN CASH AND CASH EQUIVALENTS	(289,308)	(1,122,495)	2,154
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	291,462	1,589,773	-
CASH AND CASH EQUIVALENTS BALANCES, end of period	$2,154	$467,278	$2,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$235,600	$432,007
Conversion of notes payable and accrued interest into common stock	$-	$-	$1,530,177
Forgiveness of notes payable and accrued interest to stockholders	$-	$-	$241,701
Conversion of advances to notes payable to stockholders	$-	$-	$196,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2011 and 2010 and the period from July 24, 1998 (Inception) through September 30, 2011

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Transdel Pharmaceuticals, Inc. (“Transdel” or the “Company”) has prepared the accompanying condensed unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United Stated States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, the Company has received initial non-refundable royalty advances of $100,000, these revenues have been deferred until certain royalty considerations are met.

As of September 30, 2011, the Company had not generated any revenues and the Company does not anticipate that it will generate any significant revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved, the Company had federal and California net operating loss carryforwards of approximately $ 12.1 million and $11.9 million, respectively.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At September 30, 2011, there were no uninsured deposits.

Computer Equipment

Computer equipment is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful life of three years.

During the three and nine months ended September 30, 2011 and 2010, the Company recorded $0 and $338, $264 and $792, respectively, in depreciation expense.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

•
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The fair values of the Company’s cash and cash equivalents, accounts payable, due to related parties, accrued expenses and notes payable approximate carrying values due to their short term maturities.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from convertible notes, stock options and warrants were 3,166,771 and 3,753,980 at September 30, 2011 and 2010, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of approximately $18.2 million at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 26, 2011, the Bankruptcy Court denied our motion to sell our assets pursuant to the Asset Purchase Agreement. On October 7, 2011, we terminated the Asset Purchase Agreement pursuant to its terms.  As described in Note 11, the Chapter 11 Case has subsequently been dismissed.

NOTE 4.  NOTES PAYABLE

On April 5, 2010, the Company issued a Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on its maturity date April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company has the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Accrued interest on the Note was $111,574 at September 30, 2011 and interest expense for the three and nine months ended September 30, 2011 was $18,904 and $56,095, respectively and $18,904 and $36,575 for the three and nine months ended September 30. 2010, respectively.  Following the Company’s bankruptcy petition filed June 26, 2011, and subsequent to the period ended September 30, 2011, the change in ownership control following the issuance of preferred stock (see Note 11), the entire unpaid principal sum of this Note, together with its accrued and unpaid interest became immediately due and payable.  Subsequent to the period ended September 30, 2011, the Company, the noteholder and its assignee entered into a waiver and settlement agreement described in Note 11.

NOTE 5.  CASH ADVANCES FROM RELATED PARTIES

During the nine months ended September 30, 2011, the Company received cash advances from its Board members, Mr. Thornley and Dr. Abrams, in the amount of $27,537 to extend insurance policies of the Company.  During the nine months ended September 30, 2011 no amount had been paid back to Mr. Thornley and Dr. Abrams.   This liability is recorded as due to related parties on the Company’s condensed consolidated balance sheet.

NOTE 6.  STOCKHOLDERS’ EQUITY

On October 20, 2010, the Company appointed John N. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company. Dr. Bonfiglio was also appointed as a director on the Company’s Board. The Board granted Dr. Bonfiglio a stock option for 400,000 shares of common stock and issued 50,000 shares of restricted common stock in accordance with the Company’s 2007 Incentive Stock and Awards Plan. The stock option and the restricted common stock will vest as follows: 25% of the option shares and the restricted stock shall vest immediately upon grant, with the balance of the option shares and the restricted stock vesting in equal monthly installments over the next 36 months beginning 30 days after the grant date.  The restricted stock was valued at $0.80 per share, the reported closing price of the Company’s common stock on October 20, 2010. On May 13, 2011 the Board accepted the resignation of Dr. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company and as a director on the Board.  As a result of Dr. Bonfiglio’s resignation, of the 50,000 shares of restricted stock awarded to him, 18,750 shares had vested and 31,250 shares were returned to treasury and cancelled effective his date of resignation.   For the nine months ended September 30, 2011, the Company recorded a stock-based compensation expense related to the issuance and partial vesting of the restricted stock award of $3,332.

For the three and nine months ended  September 30, 2011, 2010 and for the period from Inception through September 30, 2011, the Company recorded stock-based compensation expense for employees, directors and consultants of  $36,798, $149,162, $125,676, $471,864 and  $2,085,825, respectively, for options and restricted stock granted and vested which is included in selling, general and administrative expenses and research and development expenses for the three and nine months ended  September 30, 2011, 2010 and for the period from Inception through September 30, 2011 in the amount of $36,798 and $0, $111,408 and $37,754, $107,310 and $18,366, $389,627 and $82,237 and $1,471,154, and $614,671, respectively.  For the three and nine months ended  September 30, 2011, 2010 and for the period from Inception through September 30, 2011, the Company amortized $0 and $0, $163,334 and $217,200 and $807,608, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.

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

A summary of the Plan for the nine months ended September 30, 2011 is as follows:
	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - January 1, 2011	2,506,217	$1.37
Granted	-
Exercised	-
Cancelled/Forfeited	(1,215,000)	1.37
Outstanding - September 30, 2011	1,291,217	$1.37	5.03	$-
Exercisable - September 30, 2011	1,183,217	$1.44	4.84	$-
Vested and expected to vest - September 30, 2011	1,280,417	$1.38	5.01	$-

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2011, based on the closing price of the Company’s common stock of $0.08 on that date.

The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.70 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted to date expire on the ten year anniversary of the issuance date and were vested immediately or on a quarterly basis up to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. The Company did not issue any options during the nine months ended September 30, 2011 and the Company cancelled 1,215,000 stock options during the nine months ended September 30, 2011.  These options were cancelled due to the resignation of the optionees during the nine months ended September 30, 2011.  The Company recorded stock-based compensation related to stock options for employees and directors of $145,830, which is included in selling, general and administrative expenses and research and development expenses in the amount of $108,036 and $37,794, respectively.

As of September 30, 2011, there was approximately $107,162 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 1.42 years.

NOTE 8.  WARRANTS

The Company issued warrants to purchase shares of its common stock in conjunction with private placement offerings in 2007 and 2008 and a consulting agreement in 2008. The expiration of the outstanding warrants occurs through May 2013 at various periods.

A summary of the status of the warrants for the nine months ended September 30, 2011 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2011	768,980	$4.10
Granted	-
Exercised	-
Expired	(5,000)	2.00
Warrants outstanding and exercisable - September 30, 2011	763,980	$4.15
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2011	1.16

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company leased its office facilities under a noncancelable operating lease, which expired in December 31, 2010. The Company renewed the lease from January 1, 2011 to June 30, 2011, with a monthly amount due of $3,835.  For the remaining fiscal year 2011, the Company’s lease commitment is approximately $0.  Rent expense for the three and nine months ended September 30, 2011 was $0 and $24,384. The Company entered into a new lease agreement for office facilities effective February 15, 2012 to February 28, 2014.  Monthly rent begins on March 1, 2012 in the amount of $2,972 for the first 12 months, and $3,715 is due monthly for the next 12 months.

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

Cosmetic Products Consulting Agreement

On August 25, 2008, the Company entered into an agreement with RIL-NA, LLC (“RIL-NA”) in order to enter into business relationships with third parties for certain of the Company’s cosmetic product formulations.  RIL-NA was to be paid a commission equal to approximately twenty percent (20%) of the adjusted gross revenues realized from transactions related to this agreement.  This agreement was terminable with 60 days written notice by either RIL-NA or the Company.  On June 12, 2011, the Company entered into another agreement with RIL-NA whereby RIL-NA paid approximately $5,000 in related legal filing fees to acquire exclusive marketing rights for the Company’s anti-cellulite product formulation from June 13, 2011 through August 11, 2011.  The June 2011 agreement automatically terminated on August 12, 2011, no revenues or amounts were or are expected to be paid to or on behalf of the Company.

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

As of September 30, 2011 the Company had received non-refundable royalty advances totaling $100,000 from JH Direct, and has deferred all of these revenues.  Management believes JH Direct has abandoned its efforts to commercialize the anti-cellulite cream and the Company has exercised its rights to terminate the agreement in 2012, at which time all revenues from this agreement will be recognized in full.  Management believes no other monies will come from this contract.

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

Separation Agreement

Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. The separation agreement also includes a mutual release of claims. In accordance with this agreement, the Company recorded a one-time accrual of $242,000 for the one year of continued salary (including the related employer payroll taxes) and medical benefits. Also, the Company recorded a total expense of approximately $174,000 for the value of the modifications to the stock options. As of September 30, 2011, no amounts were due under the separation agreement.

Suspension of Payroll – March 1, 2011

Effective March 1, 2011, the Board of Directors of the Company suspended all payroll.  Any time incurred and billed for projects or follow-up performed by the employees will be accrued based on their current hourly amount.

NOTE 11. SUBSEQUENT EVENTS

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

On July 26, 2011, the Bankruptcy Court denied our motion to sell our assets pursuant to the Asset Purchase Agreement. On October 7, 2011, we terminated the Asset Purchase Agreement pursuant to its terms.   On November 21, 2011, in connection with the transactions described below, we requested that the Bankruptcy Court dismiss the Chapter 11 Case and retain jurisdiction to decide matters related to claims brought in the Bankruptcy Case by the Purchaser.  On December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.  In connection with the dismissal of the Chapter 11 Case, the Bankruptcy Court, among other things, declined to retain jurisdiction over claim objection proceedings and found moot tour objection to certain claims to receive a break-up fee pursuant to the Asset Purchase Agreement of Cardium Therapeutics, Inc. and Cardium Healthcare, Inc., a wholly owned subsidiary of Cardium.  The dismissal of the Chapter 11 Case was based upon the provisions of both 11 U.S.C. Sections 305(a) and 1112(b).

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

At any time prior to the automatic conversions of the Convertible Note, the Company retains the right to pay the Convertible Note off in full. As of February 14, 2012, the balance of the Convertible Note, including principal and accrued and unpaid interest, equals approximately $1,139,932. At maturity, to the extent the number of authorized Company common shares was increased, the conversion of the Convertible Note and AP Conversion would result in the issuance of approximately 73,269,391 additional shares of the Company’s common stock. A conversion of the Convertible Note would eliminate all amounts due to DermaStar and Alexej Ladonnikov in connection with the Convertible Note.

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

On August 25, 2008, the Company entered into an agreement with RIL-NA, LLC in order to enter into business relationships with third parties for certain of the Company’s cosmetic product formulations.  RIL-NA, LLC was to be paid a commission equal to approximately twenty percent (20%) of the adjusted gross revenues realized from transactions related to this agreement.  This agreement is terminable with 60 days written notice by either RIL-NA or the Company.  On June 12, 2011, the Company entered into another agreement with RIL-NA, LLC whereby RIL-NA paid approximately $5,000 in related legal filing fees to acquire exclusive marketing rights for the Company’s anti-cellulite product formulation from June 13, 2011 through August 11, 2011.  The June 12, 2011agreement automatically terminated on August 12, 2011, no revenues or amounts were paid to or on behalf of the Company.

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

At any time prior to the automatic conversions of the Convertible Note we retain the right to prepay the Convertible Note in full. As of February 14, 2012, the balance of the Convertible Note, including principal and accrued and unpaid interest, equals approximately $1,139,932. At maturity, to the extent the number of authorized shares of common stock is increased, the conversion of the Convertible Note and AP Conversion would result in the issuance of approximately 73,269,391 additional shares of our common stock. A conversion of the Convertible Note would eliminate all amounts due to DermaStar and Alexej Ladonnikov in connection with the Convertible Note.   Upon the effective date of the Certificate Amendment described below we will have sufficient authorized shares of common stock to enable the automatic conversion of the Convertible Note.

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

The table below provides information regarding selling, general and administrative expenses:

	Three months ended September 30,		$	Nine months ended September 30,		$
	2011	2010	Variance	2011	2010	Variance
Selling, general and administrative	$66,496	$584,983	(518,487)	$514,529	$1,750,380	(1,235,851)

For the three months ended and nine months ended September 30, 2011 the decrease of $518,487 and $1,235,851, respectively, in selling, general and administrative expense, as compared to the same periods in the prior year, were primarily a result of the suspension of payroll and primary business operations at and about March 1, 2011 and resignations of three staff members.  In addition, we recognized aggregate one-time expenses of approximately $416,000 during the same period in 2010 related to the separation agreement.  This amount was comprised of approximately $242,000 related to the accrual of continued salary and medical benefits to be provided for a period of one year after the separation date of February 17, 2010 and approximately $174,000 of stock-based compensation expense related to the modification of terms for the former chief executive officer’s stock options.

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

The table below provides information regarding research and development expenses:

	Three months ended September 30,		$	Nine months ended September 30,		$
	2011	2010	Variance	2011	2010	Variance
Research and development	$0	$142,788	(142,788)	$111,554	$344,900	(233,346)

For the three and nine months ended September 30, 2011, the decrease of $142,788 and $233,346, respectively, in research and development expense, as compared to the same periods in the prior year, was primarily related to a decrease of activities for the Phase 3 study, clinical trials and staff/consulting expenses.

Interest Expense

In April 2010, we issued a two year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement.  The Note includes an annual interest rate of 7.5 percent; therefore, interest expense on the Note was $18,904 for the three months ended September 30, 2011 and 2010 and $56,095 and $36,575 for the nine months ended September 30, 2011 and 2010, respectively.

Interest Income

Interest income was $0 and $215 for the three months ended, September 30, 2011 and 2010, respectively and $0 and $483 for the nine months ended September 30, 2011 and 2010, respectively. The decrease was due to a lower average cash balance during the three and nine month periods ended September 30, 2011, as compared to the same period in the prior year.

Liquidity and Capital Resources

 Our cash on hand at September 30, 2011 and 2010 was $2,154 and $467,278, respectively.  The decrease in cash is primarily attributable the lack of financing commitments made during the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009 as compared to years prior, compounded by a lower beginning cash balance for the current period.  Since inception through September 30, 2011, we have incurred losses of approximately $18.1 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel®. Historically, our operations have been financed through capital contributions and debt and equity financings.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(316,845)	$(2,122,495)
Net cash used in investing activities	-	-
Net cash provided by financing activities	27,537	1,000,000

Net Decrease in Cash and Cash Equivalents	(289,308)	(1,122,495)
Cash and Cash Equivalents at Beginning of the Period	291,462	1,589,773
Cash and Cash Equivalents at End of the Period	$2,154	$467,278

Operating Activities

Net cash used in operating activities was $316,845 for the nine months ended September 30, 2011, as compared to $2,122,495 used in operating activities during the same period for the prior year. The decrease in net cash used in operating activities was mainly due to management minimizing certain administrative expenses, suspension of payroll at March 1, 2011, and lengthening our accounts payable payment process.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $0, as the Company is currently devoting almost all of its cash resources to operations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $27,537 and $1,000,000, respectively.  The decrease of net cash provided by financing activities was attributable to the issuance of a Senior Convertible Note with a principal balance of $1,000,000 issued in exchange for cash of the same amount during April of 2010.  During the nine months ended September 30, 2011, the Company received cash advances from its Board members, Mr. Thornley and Abrams, in the amount of $27,537 to pay for insurance policies of the Company.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Accounting and Financial Officer concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended due to the material weakness noted in our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our Principal Executive Officer and Principal Accounting and Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of September 30, 2011, our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria.  See our Annual Report included in our Form 10-K for the year ended December 31, 2010, for a complete description of the material weaknesses identified.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2011 our former Principal Accounting and Financial Officer resigned and as a result our internal control procedures have been materially affected.   The Company also had resignations of several other members of its executive management team and its Board of Directors that affected its internal control process throughout the fiscal year ending December 31, 2011.

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

On November 21, 2011, in connection with the transactions described below, the Company requested that the Bankruptcy Court dismiss the Chapter 11 Case and retain jurisdiction to decide matters related to claims brought in the Bankruptcy Case by the Purchaser.  On December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.  In connection with the dismissal of the Chapter 11 Case, the Bankruptcy Court, among other things, declined to retain jurisdiction over claim objection proceedings and found moot the Company’s objection to certain claims to receive a break-up fee pursuant to the Asset Purchase Agreement of Cardium Therapeutics, Inc. and Cardium Healthcare, Inc., a wholly owned subsidiary of Cardium.  The dismissal of the Chapter 11 Case was based upon the provisions of both 11 U.S.C. Sections 305(a) and 1112(b).

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
________________
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

32.1*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq., Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Principal Financial and Accounting Officer
________________
*	Filed herewith.