Form 10-K
period 2011-12-31
TRANSDEL PHARMACEUTICALS INC
filed 2012-02-23
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2011 approximately 15,900,811 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the second fiscal quarter, was approximately $216,376 based on the average high and low price of $0.035 for the registrant’s common stock as quoted on the OTC Markets Pink Sheets on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

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

Intellectual Property

We obtained a patent from the United States Patent and Trademark Office on our Transdel™ technology in 1998, which affords protection of Transdel™ through 2016 in the United States.  This patent specifically lists over 500 different drugs in over 60 therapeutic areas, including both approved and established drugs.  The Transdel™ technology may also have an application to deliver drugs not listed in its patent, including novel drugs.  Also, it covers composition of matter, methods of use and methods of manufacture.  In regard to this U.S. patent, we will be pursuing patent strategies that will potentially allow us to extend the life of the patent beyond 2016.   The Company has been granted a patent related to its Transdel™ technology pending in Canada.  The Company has filed additional patent applications in various jurisdictions in order to protect the Company’s non-pharmaceutical intellectual property rights.   The Company is committed to developing a robust intellectual property strategy in order to pursue its business objectives.

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

The report of our independent registered public accounting firm on our 2011 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. With our current cash and cash equivalents position as of December 31, 2011, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the third quarter of 2012.  This does not include any additional cash resources that would be required to begin additional Phase 3 clinical studies on Ketotransdel®.  The Report of Independent Registered Public Accounting Firm on our December 31, 2011 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to execute the additional Phase 3 and supportive studies to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds. If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

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

The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments generally and specifically in the pharmaceutical industry. In addition, the fact that we are not profitable, have previously filed for Chapter 11 bankruptcy, and will need significant additional funds to execute the additional Phase 3 clinical trial and supportive studies in order to obtain regulatory approval to market Ketotransdel®, and any other clinical trials we would want to commence for other products, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2012 we will be required to cease operations.

We have incurred losses in the research and development of Ketotransdel® and our Transdel™ technology since inception. We may never generate revenue or become profitable.

Since inception we have recorded operating losses from Inception through December 31, 2011, we have a deficit accumulated during the development stage of approximately $18.5 million, and for the fiscal year ended December 31, 2011, we experienced a net loss of approximately $954,000. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic products. The license fees for such drugs or active ingredients may increase our costs.

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

Furthermore, for companies whose securities are traded in the OTC Bulletin Board or OTC Markets, such as ours, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (3) to obtain needed capital.

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

Currently, ten shares (10) of Series A Convertible Preferred Stock are issued and outstanding and held by DermaStar, of which Messrs. Baum and Kammer are managing members.  These shares are convertible into our common stock, have voting rights on an as-converted basis and contain other restrictive covenants.  As a result, over 79% of our voting control is owned by DermaStar.  Moreover, as shares of Series A preferred stock are converted and sold, such sales are likely to have a highly dilutive effect and perhaps create negative pressure on our stock price. Additionally, the existence of our outstanding preferred stock may hinder our ability to raise capital at favorable prices if and as needed, or to make acquisitions.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Year 2011	High	Low
First Quarter	$0.79	$0.15
Second Quarter	$0.27	$0.03
Third Quarter	$0.19	$0.03
Fourth Quarter	$0.30	$0.03

Fiscal Year 2010	High	Low
First Quarter	$1.50	$0.70
Second Quarter	$1.20	$0.61
Third Quarter	$1.25	$0.53
Fourth Quarter	$0.90	$0.30

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

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting policies and estimates” and the risk factors set forth in this Annual Report in Part I, Item 1A — Risk Factors.  Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change.  Readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

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

Based on discussions with the FDA at least two adequate and well-controlled Phase 3 studies are required in order to obtain  regulatory approval to market Ketotransdel®.  As part of a routine requirement to provide safety information in the NDA submission we have to perform studies such as to assess the allergenicity potential and  absorption of ketoprofen during concurrent exercise and heat exposure with Ketotransdel®.  These additional supportive trials will be conducted in healthy subjects.  The timing of the second and third Phase 3 trial and the other supportive studies will be dependent on obtaining adequate financing to support the execution of these activities and for other working capital expenditures.   Upon receipt of such financing, we anticipate initiating the second Phase 3 trial and supportive studies in 2012 or 2013.  Based on successful outcome of the two additional Phase 3 trials, we anticipate filing the 505(b)(2)application in a timely manner.  We expect that Ketotransdel®, if and when approved by the FDA, could become the first topical ketoprofen and the first NSAID cream product available by prescription in the United States for acute, localized pain management.  .

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

Results of Operations

Comparisons of Years Ended December 31, 2011 and 2010

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses:

	Year ended December 31,		$
	2011	2010	Variance
Selling, general and administrative	$827,674	$2,307,972	(1,480,298)

For the fiscal year ended December 31, 2011, the decrease of $1,480,298 in selling, general and administrative expense, as compared to the prior year, was primarily a result of the suspension of payroll and primary business operations at and about March 1, 2011.  In addition, we recognized an aggregate one-time expense of approximately $416,000 during the same period in 2010 related to the separation agreement with our former Chief Executive Officer.  This amount was comprised of approximately $242,000 related to the accrual of continued salary and medical benefits to be provided for a period of one year after the separation date of February 17, 2010 and approximately $174,000 of stock-based compensation expense related to the modification of terms for the former chief executive officer’s stock options.

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

The table below provides information regarding research and development expenses:

	Year ended December 31,		$
	2011	2010	Variance
Research and development	$111,554	$194,588	(83,034)

For the fiscal year ended December 31, 2011, the decrease of $83,034 in research and development expense, as compared to the prior year, was primarily related to a decrease of activities for the Phase 3 study, clinical trials and staff/consulting expenses as a result of the suspension of our operations in March 2011.  In November 2010, we received a Federal grant amount of $244,479 under the Qualifying Therapeutic Discovery Project that is part of the Patient Protection and Affordable Care Act and was accounted for as a reduction to research and development expenses during the year ended December 31, 2010.  The funds were awarded in support of Ketotransdel, our late-stage topical NSAID for the treatment of acute soft tissue injuries.

Interest Income

Interest income was $0 and $512, for the years ended December 31, 2011 and 2010, respectively. The decrease was due to a lower average cash balance and lower interest rates during fiscal year 2011 as compared to fiscal year 2010

Interest Expense

In April 2010, we issued a two year Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement.  The Note accrues interest at annual interest rate of 7.5 percent; therefore, interest expense on the Note was $75,000 and $55,479 for the years ended December 31, 2011 and 2010, respectively.

Forgiveness of Liabilities

On October 5, 2011, priority claims of former employees in the amount of $119,667 originating as a result of the Company’s Bankruptcy petition filed June 26, 2010 (the “Priority Claimants”), were settled and paid by the Company.  These amounts consisted of accrued and owed payroll amounts, accrued vacation and any other claims held against the Company at October 5, 2011.  The Priority Claimants were given cash in the amount $47,975 and 300,000 stock options valued at $11,400 (using the Black-Scholes option pricing model to estimate the grant-date fair value) and the difference of $60,292 was recognized as a gain on forgiveness of liabilities during the year ended December 31, 2011.

On October 2, 2008, the Company entered into a payment agreement with a vendor, settling a balance of $52,598. It was agreed between the Company and the vendor that 50% of the amount owed, or $26,299 would be forgiven and the remainder would be paid in two installments, which were, 50%, or $13,150, upon execution of the payment agreement and $13,149 upon an infusion of capital into the Company. Since the inception of the payment agreement, the amount to be forgiven, $26,299, continued to be recorded as an accounts payable up until the infusion of $1 million from the issuance of the Note in April 2010. When the Note was issued, the final installment payment of $13,149 was paid and the $26,299 was recognized as a gain by the Company during the year ended December 31, 2010.

Liquidity and Capital Resources

 Our cash on hand at December 31, 2011 and 2010 was $146,160 and $291,462, respectively.  The decrease in cash is primarily attributable the lack of financing commitments made during the years ended December 31, 2011 and 2010 as compared to years prior, compounded by a lower beginning cash balance for the year ended December 31, 2011.  Since inception through December 31, 2011, we have incurred losses of approximately $18.5 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Ketotransdel®. Historically, our operations have been financed through capital contributions and debt and equity financings.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	For The Years Ended December 31,
	2011	2010
Net cash used in operating activities	$(291,160)	$(2,298,311)
Net cash used in investing activities	-	-
Net cash provided by financing activities	145,858	1,000,000

Net Decrease in Cash and Cash Equivalents	(145,302)	(1,298,311)
Cash and Cash Equivalents at Beginning of the Year	291,462	1,589,773
Cash and Cash Equivalents at End of the Year	$146,160	$291,462

Operating Activities

Net cash used in operating activities was $291,160 for the year ended December 31, 2011, as compared to $2,298,311 used in operating activities during 2010. The decrease in net cash used in operating activities was mainly due to the suspension of operations in during fiscal 2011, and related matters including minimizing certain administrative expenses, suspension of payroll at March 1, 2011, and lengthening our accounts payable payment process.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 and 2010 was $0, as the Company is currently devoting almost all of its cash resources to operations.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $145,858, as compared to $1,000,000 net cash provided by financing activities for the year ended December 31, 2010. The decrease of net cash provided by financing activities was attributable to the issuance of a Senior Convertible Note with a principal balance of $1,000,000 issued in exchange for cash of the same amount during April of 2010.  During the year ended December 31, 2011, the Company received $100,000 for the sale of preferred stock and $300,000 was advanced to the Company pursuant to the Line of Credit Agreement with DermaStar.  The Company made payments to DermaStar for advances and expenses paid by DermaStar on behalf of the Company totaling $254,142 during the year ended December 31, 2011.

We have limited funds to support our operations.  We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Our continuation as a going concern is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.   We expect that we will need to raise an additional $6 million in funds to operate and execute our business plan during the 2012 fiscal year.  In order to conduct the additional Phase 3 trials and other routine supportive safety studies that are required in order to obtain regulatory approval to market Ketotransdel®, we will need to secure additional funds.  We intend to seek additional financing to fund the clinical and regulatory requirements for Ketotransdel® and potentially as to continue our cosmetic development program as wells as exploring other co-development opportunities.  If adequate financing is not available, we will not be able to meet the FDA’s requirements to obtain regulatory approval to market Ketotransdel®.

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2011 consolidated financial statements, we do not have adequate cash resources, as of the date of the Report, to support our operating plan for the next twelve to fifteen months and we have incurred recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Accounting and Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2011, our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2011, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

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

Mark L. Baum, Esq.  has more than 15 years experience in financing, operating and advising small capitalization publicly traded enterprises, with a particular focus on restructured or reorganized businesses.  As a manager of capital, he has completed more than 125 rounds of financing for more than 40 publicly traded companies.  As a securities attorney, Mr. Baum has focused his practice on US securities laws, reporting requirements and public company finance-related issues that affect small capitalization public companies.  Mr. Baum has actively participated in numerous public company spin-offs, restructurings and recapitalizations, venture fundings, private-to-public mergers, asset acquisitions and divestitures.  In additional to his fund management and legal experience, Mr. Baum has operational experience in the following industries:  life science and diagnostics, closed door pharmacies, cleaner and renewable energy and retail home furnishings.  Mr. Baum has served on numerous boards of directors, including Chembio Diagnostic Systems, Inc., Applied Natural Gas Fuels, Inc., Shrink Nanotechnologies, Inc. and You on Demand, Inc., as well as Boards of Advisors for domestic and international private and public companies. Mr. Baum founded and capitalized the Mark L. Baum Scholarship which has funded tuition grants to college students in Texas.  He is a trustee of the Collier de Bleu Trust, based out of San Miguel de Allende, Mexico, which is dedicated to funding educational opportunities for non-English speaking children in and around the greater San Miguel de Allende area.  Mr. Baum is a published inventor and a licensed attorney in California and Texas.

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

Jeffrey J. Abrams, M.D., MPH, has been a board member since the merger with Transdel Pharmaceuticals Holdings, Inc. on September 17, 2007 and served as Chairman of the Board from February 2010 until December 2011. Dr. Abrams has been a director of Transdel Pharmaceuticals Holdings, Inc. since 1998. Prior to joining Transdel Pharmaceuticals Holdings, Inc., Dr. Abrams was a practicing primary care clinician for over twenty years. Dr. Abrams received a B.A. from the State University of New York at Buffalo, an M.D. from the Albert Einstein College of Medicine and an M.P.H. from San Diego State University.  Dr. Abrams was one of the co-founders of our company, and we believe that his qualifications to sit on our Board include his scientific and technical knowledge of our Transdel™ technology and our lead product candidate, Ketotransdel® and his years of experience as a practicing primary care clinician.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that Mr. Baum and Dr. Kammer failed to file Form 3s and Form 4s in December 2011 upon their appointment to the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to our named executive officers serving during the fiscal year ended December 31, 2011.  With the exception of Dr. Schupp who resigned in April 2011, and was re-hired effective February 15, 2012 and as noted below, none of our currently named executive officers received compensation during the prior two fiscal periods.

Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)
John Bonfiglio (2)	2011	21,384	-	1,566	22,950
Former President and Chief Executive Officer	2010	30,000	40,000	194,721	264,721

John T. Lomoro (5)	2011	40,058	-	1,366	41,424
Former Chief Financial Officer, Principal Executive Officer and Principal Financial Officer	2010	170,000	-	-	170,000

Joachim P.H. Schupp, M.D. (3)	2011	38,800	-	2,192	40,992
Chief Medical Officer	2010	180,000	-	-	180,000

Terry Nida (4)	2011	23,316	-	750	24,066
Former Chief Business Officer, Principal Executive Officer and Principal Financial Officer	2010	151,364	-	162,840	314,204
______________
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

(4)	On February 26, 2010, the Company’s Board of Directors granted 300,000 stock options to Terry Nida. All of the options were granted with an exercise price of $0.90 and have a ten year life. Also, the options vest one-twelfth per quarter commencing on the first full quarter after the initial grant date of February 26, 2010. Mr. Nida resigned from his positions with the Company on December 16, 2011.

(5)	Effective September 16, 2011, Mr. Lomoro resigned from his positions with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by our named executive officers serving during the fiscal year ended December 31, 2011.  With the exception of Dr. Schupp who resigned in April 2011, and was re-hired effective February 15, 2012 and as noted below, none of our currently named executive officers received stock awards during the prior two fiscal periods.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
John Bonfiglio (1)	41,190	-	0.10	10/5/2014
John Lomoro (2)	57,630	-	0.10	10/5/2014
Joachim Schupp (3)	19,710	-	0.10	10/5/2014
Terry Nida (4)	145,560	-	0.10	10/5/2014
______________
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

Director Compensation

We have not compensated any of our directors for their service on our Board during the fiscal years ended December 31, 2010 and December 31, 2011.  The following table sets forth for the periods presented certain information concerning all compensation earned by or awarded or paid to the members of our board of directors (other than those also serving as named executive officers) serving during the fiscal year ended December 31, 2011.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(8)	Option Awards(2)		Total
Jeffrey J. Abrams, M.D.	2011	$-	$-	$	- (1)	$-
	2010	$-	$-		$-	$-
Mark L. Baum, Esq. (3)	2011	$-	$-		$-	$-
	2010	$-	$-		$-	$-
Robert J. Kammer, D.D.S. (3)	2011	$-	$-		$-	$-
	2010	$-	$-		$-	$-
Lynn Swann (4)	2011	$-	$-		$-	$-
	2010	$-	$-		$-	$-
Anthony Thornley (5)	2011	$-	$-		$-	$-
	2010	$-	$-		$-	$-
John Bonfiglio (6)	2011	$-	$-		$-	$-
	2010	$-	$-		$-	$-
_______________
(1)	As of December 31, 2011, Dr. Abrams held 90,000 stock options, of which 62,000 were vested.

(2)
Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with FASB guidance.  The assumptions used in the calculations for these amounts are described in the footnotes of our consolidated financial statements included herein.

(3)	The Board appointed Mr. Baum and Dr. Kammer as directors effective December 16, 2011.

(4)
The Board accepted the resignation of Lynn Swann as a director on the Board, effective April 14, 2011. Any unvested options were forfeited at the resignation date and all vested options expired 90 days subsequent to the resignation date.

(5)
The Board accepted the resignation of Anthony Thornley as a director on the Board, effective December 16, 2011. Any unvested options were forfeited at the resignation date and all vested options expire 90 days subsequent to the resignation date.

(6)
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
_____________
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

(3)
Pursuant to the Series A Convertible Preferred Stock Certificate of Designation, the ten outstanding shares of Series A Preferred Stock held by DermaStar International, LLC (“DermaStar”) are convertible into, and have voting power equivalent to, 59,988,002 shares of our common stock.  Prior to the Effective Date of the Authorized Share Increase, our Amended and Restated Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of capital stock.  Until the Effective Date of the Authorized Share Increase, DermaStar has the ability to convert five of its ten shares of Series A Preferred Stock into 29,994,001shares of common stock.  Following the Effective Date of the Authorized Share Increase, DermaStar will be able to convert all ten shares of Series A Preferred Stock into 59,988,002 shares of common stock, representing approximately 79% of the capital stock of the Company on an as-converted basis.  In addition, DermaStar is the holder of a convertible note and $56,087 in unsecured accounts payable debt and that, upon the Effective Date of the Authorized Share Increase, will immediately convert into 58,198,498 shares of the Company’s common stock.  The Company’s directors Mark L. Baum and Dr. Robert J. Kammer are the Managing Members of DermaStar and both Dr. Kammer and Mr. Baum hold ownership interests in DermaStar, and may be deemed to have voting and dispositive power over the shares. Mr. Baum and Dr. Kammer disclaim beneficial ownership over such shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:
EQUITY COMPENSATION PLAN INFORMATION (1)(2)

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted- Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,000,000	$1.34	123,470
Equity compensation plans not approved by security holders	-	-	-
Total	3,000,000	$1.34	123,470
____________
(1)	Includes the 2007 Incentive Stock and Awards Plan. See the footnotes found in the consolidated financial statements included herein for information related to the equity compensation plans.
(2)
On January 25, 2012, the Board determined that it was in the best interests of the Company and its stockholders to amend the 2007 Plan to, among other things, increase the maximum number of shares issuable under the 2007 Plan by 27,000,000 shares to 30,000,000 shares, and to reserve such shares for issuance under the 2007 Plan (the “Plan Amendment”), subject to stockholder approval of the Plan Amendment. Our stockholders approved the Plan Amendment in an action by written consent on January 25, 2012. The Plan Amendment will become effective on, or about, February 28, 2012, following our compliance with certain information requirements of the SEC

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Certain Relationships and Related Party Transactions

Other than as described below, during the fiscal years ended December 31, 2011 and December 31, 2010, there were no transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

The Chairman of our Board of Directors and our principal executive officer, Mr. Mark L. Baum, and director Robert J. Kammer, both serve as Managing Members of DermaStar, the holder of over 79% of the voting interests in our capital stock.  Mr. Baum and Mr. Kammer were appointed to our Board on December 12, 2011, following the closing of the Secured Line of Credit and purchase of the Series A Preferred Stock describe below:

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

Series A Preferred Stock Purchase

In partial consideration for and in connection with the Line of Credit Agreement, on November 21, 2011 we executed a Securities Purchase Agreement (the “Purchase Agreement”) with DermaStar, pursuant to which we agreed to issue ten (10) shares of newly-designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to DermaStar for an aggregate purchase price of $100,000.   The Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 12, 2011, we and DermaStar consummated the transactions contemplated by the Purchase Agreement.  The shares of Series A Preferred Stock issued to DermaStar in the offering are convertible into 59,988,002 shares of our Common Stock; however, until the effective date of the stockholder action by written consent to approve to increase the number of authorized shares of Common Stock through an amendment to the our Amended and Restated Certificate of Incorporation (as described below), DermaStar has the ability to convert five of its ten shares of Series A Preferred Stock into 29,994,001shares of Common Stock, representing approximately 65% of the capital stock of the Company on an as-converted basis.

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

In addition, director Paul Finnegan currently serves as a consultant to the Company.  On January 17, 2012, Dr. Finnegan entered into a Senior Advisory Agreement with the Company, pursuant to which he will provide certain consulting services to the Company in addition to his services as a director. Under the terms of the Senior Advisory Agreement, Dr. Finnegan will provide consulting services in the area of drug and technology development, among other things, and will receive $18,000 per quarter through the term of the agreement. The Senior Advisory Agreement has a term of three years and is terminable by either party with 60 days written notice. In addition, on January 23, 2012, the Company granted Dr. Finnegan a non-qualified stock option to purchase 5,000,000 shares of common stock under the Plan pursuant to a Non-Qualified Stock Option Agreement. Pursuant to the terms of the Plan, the exercise price of the option is $.08 per share. The stock option will vest as follows: 2,000,000 shares on the first anniversary of the date of the Senior Advisory Agreement, 2,000,000 shares on the second anniversary of the date of the Senior Advisory Agreement and 1,000,000 on the third anniversary of the date of the Senior Advisory Agreement; provided however, that Dr. Finnegan must continue to serve as a consultant to the Company as of the applicable vesting date. Dr. Finnegan has agreed to not sell more than five percent (5%) of the shares of the Company’s common stock acquired through the exercise of his stock options in any monthly period.

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

Former Directors

Lynn Swann was a director of the Company since November 2008 and resigned as a director effective effective April 14, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the company by KMJ Corbin & Company LLP for the years ended December 31, 2011 and 2010, were:

	2011	2010

Audit Fees	$15,000	$40,800

The Audit Fees for the years ended December 31, 2011 and 2010 were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC. There were no Audit-Related Fees, Tax Fees or All Other Fees billed by or paid to our principal accountant during the years ended December 31, 2011 and 2010.

Our Board of Directors pre-approves all services to be provided by KMJ Corbin & Company LLP.  KMJ Corbin & Company LLP performed no services, and no fees were incurred or paid, relating to financial information systems design and implementation. All fees paid to KMJ Corbin & Company LLP for fiscal 2011 and 2010 were pre-approved by our Board of Directors.

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

3.3
Certificate of Designation of Series A Convertible Preferred Stock of Transdel Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 in the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.1
Form of September 2007 and October 2007 Private Offering Subscription Agreement (incorporated herein by reference to Exhibit 10.1 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2
Form of Warrant to purchase Common Stock (incorporated herein by reference to Exhibit 10.2 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.3
Registration Rights Agreement dated October 10, 2007, by and between Transdel Pharmaceuticals, Inc. and each of the investors signatory thereto (incorporated herein by reference to Exhibit 10.3 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.4
Placement Agent Agreement, dated September 17, 2007, between Transdel Pharmaceuticals Holdings, Inc. and Granite Financial Group, LLC (incorporated herein by reference to Exhibit 10.5 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5
Placement Agent Agreement, dated September 17, 2007, between Transdel Pharmaceuticals Holdings, Inc. and WFG Investments, Inc. (incorporated herein by reference to Exhibit 10.6 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6
Placement Agent Agreement, dated September 17, 2007, by and between Transdel Pharmaceuticals Holdings, Inc. and Palladium Capital Advisors, LLC (incorporated herein by reference to Exhibit 10.7 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.7
Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.8
Assignment of Employment Agreement, dated September 17, by and among Transdel Pharmaceuticals Holdings, Inc., Transdel Pharmaceuticals, Inc. and Juliet Singh, Ph.D. (incorporated herein by reference to Exhibit 10.9 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.09
Transdel Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.11 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.10
Form of 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.11
Form of 2007 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.12
Stock Purchase Agreement, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Rolf Harms. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.13
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Bywater Resources Holdings Inc. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.14
Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.15
Research and Development Services Agreement, dated October 11, 2007, by and between DPT Laboratories, Ltd. And Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10. 16
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

10.18
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

10.20
Employment Agreement, dated October 18, 2010, between Transdel Pharmaceuticals, Inc. and John Bonfiglio, Ph.D. (incorporated herein by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 14, 2010)

10.21
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

10.24
Form of Senior Convertible Note Purchase Agreement  (incorporated herein by reference to Exhibit 10.1 in the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 8, 2011)

10.25
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

10.27
Secured Line of Credit Letter Agreement, dated as of November 21, 2011, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC. (incorporated herein by reference to Exhibit 10.1 in the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.28
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

FINANCIAL STATEMENTS

Transdel Pharmaceuticals, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through December 31, 2011	F-4

Consolidated Statements of Stockholders’ deficit for the Years Ended December 31, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from July 24, 1998 (Inception) Through December 31, 2011	F-8

Notes to the Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Transdel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Transdel Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2011 and for the period from July 24, 1998 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transdel Pharmaceuticals, Inc. and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 and for the period from July 24, 1998 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP
Costa Mesa, California

February 23, 2012

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$146,160	$291,462
Prepaid expenses and other current assets	14,797	60,492
Total current assets	160,957	351,954

Computer equipment, net	-	338

TOTAL ASSETS	$160,957	$352,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$218,612	$73,632
Accounts payable - related party	56,087	-
Accrued Phase 3 expenses	55,784	111,871
Accrued expenses and payroll liabilities	-	69,532
Deferred revenue	100,000	80,000
Notes payable - related party	300,000	-
Current portion of convertible note payable and accrued interest	1,130,479	-
Total current liabilities	1,860,962	335,035

Convertible note payable and accrued interest	-	1,055,479
TOTAL LIABILITIES	1,860,962	1,390,514

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value, 10 shares authorized,
10 and 0 shares issued and outstanding
at December 31, 2011 and 2010, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
15,900,811 and 15,932,061 issued and outstanding
at December 31, 2011 and 2010, respectively	15,901	15,932
Additional paid-in capital	16,804,827	16,412,643
Deficit accumulated during the development stage	(18,520,733)	(17,466,797)
TOTAL STOCKHOLDERS' DEFICIT	(1,700,005)	(1,038,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$160,957	$352,292

The accompanying notes are an integral part of these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The	For The	For the Period From
	Year Ended	Year Ended	July 24, 1998 (Inception)
	December 31,	December 31,	through December 31,
	2011	2010	2011
Operating Expenses:
Selling, general and administrative	827,674	2,307,972	9,573,327
Research and development	111,554	194,588	7,820,258

Loss from operations	(939,228)	(2,502,560)	(17,393,585)

Other income (expense)
Interest expense	(75,000)	(55,479)	(1,706,234)
Interest income	-	512	127,581
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	60,292	26,299	176,505
Total other expense, net	(14,708)	(28,668)	(1,027,148)

Net loss	(953,936)	(2,531,228)	(18,420,733)
Deemed dividend to preferred stockholders	(100,000)	-	(100,000)
Net loss attributable to common stockholders	$(1,053,936)	$(2,531,228)	$(18,520,733)

Net loss per common share, basic and diluted	$(0.07)	$(0.16)

Weighted average common shares outstanding, basic and diluted	15,912,112	15,785,239

The accompanying notes are an integral part of these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2011 and 2010 and for the period from July 24, 1998 (Inception) through December 31, 2011

						Deficit accumulated	Total
					Additional	during the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	development	Equity
	Shares	Par Value	Shares	Par Value	Capital	stage	(Deficit)
Balance at June 24, 1998 (Inception)	-	$-	-	$-	$-	$-	$-
Estimated fair value of services contributed by
stockholders	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(100,000)	(100,000)
Balance at December 31, 1998	-	-	-	-	100,000	(100,000)	-

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(204,000)	(204,000)
Balance at December 31, 1999	-	-	-	-	300,000	(304,000)	(4,000)

Issuance of common stock at $0.0064 per share in
May and June 2000	-	-	937,500	937	5,063	-	6,000
Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(213,092)	(213,092)
Balance at December 31, 2000	-	-	937,500	937	505,063	(517,092)	(11,092)

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(208,420)	(208,420)
Balance at December 31, 2001	-	-	937,500	937	705,063	(725,512)	(19,512)

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(228,217)	(228,217)
Balance at December 31, 2002	-	-	937,500	937	905,063	(953,729)	(47,729)

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(207,196)	(207,196)
Balance at December 31, 2003	-	-	937,500	937	1,105,063	(1,160,925)	(54,925)

Estimated fair value of services contributed by
stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(508,226)	(508,226)
Balance at December 31, 2004	-	-	937,500	937	1,505,063	(1,669,151)	(163,151)

Capital contributions	-	-	-	-	14,200	-	14,200
Issuance of common stock at $0.0064 per share in
August 2005	-	-	2,453,125	2,453	13,247	-	15,700
Exercise of stock options at $0.0064 per share in
August 2005	-	-	15,625	16	84	-	100
Estimated fair value of services contributed by
stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(539,622)	(539,622)
Balance at December 31, 2005	-	-	3,406,250	3,406	1,932,594	(2,208,773)	(272,773)

Capital contributions	-	-	-	-	48,600	-	48,600
Exercise of stock options at $0.0064 per share in June
and July 2006	-	-	375,000	375	2,025	-	2,400
Estimated fair value of services contributed by
stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(584,232)	(584,232)
Balance at December 31, 2006	-	-	3,781,250	3,781	2,383,219	(2,793,005)	(406,005)

Issuance of common stock at $0.0064 per share
during January and March 2007	-	-	3,984,374	3,985	21,515	-	25,500
Exercise of stock options and warrants at $0.0064
per share in April and August 2007	-	-	39,063	39	211	-	250
Estimated fair value of services contributed by
stockholders	-	-	-	-	175,000	-	175,000
Capital contributions	-	-	-		105,907	-	105,907
Forgiveness of notes payable and interest	-	-	-	-	241,701	-	241,701
Issuance of restricted common stock at $2.00 per share
in August 2007	-	-	195,313	195	(195)	-	-
Issuance of common stock in connection with merger
on September 17, 2007	-	-	1,849,993	1,850	(1,850)	-	-
Net proceeds from private placement offering issued
at $100,000 per unit in September and October 2007	-	-	2,071,834	2,072	3,835,719	-	3,837,791
Issuance of common stock related to conversion of
senior convertible notes payable and accrued interest	-	-	1,530,177	1,530	1,528,647	-	1,530,177
Beneficial conversion feature upon conversion of
senior convertible notes payable	-	-	-	-	1,530,177	-	1,530,177
Issuance of common stock and warrants for consulting
services in September 2007 at a value of $2.00 per
share for stock transaction and $100,000 per unit
for stock and warrant transaction	-	-	275,000	275	549,725	-	550,000
Stock-based compensation	-	-	-	-	184,522	-	184,522
Net loss	-	-	-	-	-	(4,284,540)	(4,284,540)
Balance at December 31, 2007	-	-	13,727,004	13,727	10,554,298	(7,077,545)	3,490,480

Net proceeds from private placement offering issued
at $110,000 per unit in May 2008 and final costs of
2007 private placement offering	-	-	1,818,180	1,818	3,939,483	-	3,941,301
Adjustment and issuance of common stock, warrant and
stock options related to consulting services agreement	-	-	(13,901)	(14)	(117,979)	-	(117,993)
Issuance of restricted stock at $0.70 per share
in November 2008	-	-	25,000	25	(25)	-	-
Stock-based compensation	-	-	-	-	562,442	-	562,442
Net loss	-	-	-	-	-	(3,304,388)	(3,304,388)
Balance at December 31, 2008	-	-	15,556,283	15,556	14,938,219	(10,381,933)	4,571,842

Issuance of common stock and stock options related
consulting agreements	-	-	45,778	46	121,409	-	121,455
Exercise of stock options at $0.99 per share August 2009	-	-	50,000	50	49,450	-	49,500
Stock-based compensation	-	-	-	-	388,050	-	388,050
Net loss	-	-	-	-	-	(4,553,636)	(4,553,636)
Balance at December 31, 2009	-	-	15,652,061	15,652	15,497,128	(14,935,569)	577,211

Issuance of common stock and stock options related
to consulting agreements	-	-	230,000	230	367,670	-	367,900
Issuance of restricted stock at $0.80 per share
in October 2010	-	-	50,000	50	12,033	-	12,083
Stock-based compensation	-	-	-	-	535,812	-	535,812
Net loss	-	-	-	-	-	(2,531,228)	(2,531,228)
Balance at December 31, 2010	-	-	15,932,061	15,932	16,412,643	(17,466,797)	(1,038,222)

Forfeiture of unvested restricted stock in May 2011	-	-	(31,250)	(31)	3,363	-	3,332
Issuance of Series A Preferred Stock at $10,000 per
share in December 2011	10	-	-	-	100,000	-	100,000
Preferred stock beneficial conversion feature	-	-	-	-	100,000	-	100,000
Accretion of preferred stock discount	-	-	-	-	-	(100,000)	(100,000)
Estimated fair value of stock options granted to former
employees in forgiveness of liabilities	-	-	-	-	11,400	-	11,400
Stock-based compensation	-	-	-	-	177,421	-	177,421
Net loss	-	-	-	-	-	(953,936)	(953,936)
Balance at December 31, 2011	10	$-	15,900,811	$15,901	$16,804,827	$(18,520,733)	$(1,700,005)

The accompanying notes are an integral part of these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The	For The	For the Period From
	Year Ended	Year Ended	July 24, 1998 (Inception)
	December 31,	December 31,	through December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(953,936)	$(2,531,228)	$(18,420,733)

Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	(60,292)	(26,299)	(176,505)
Amortization of prepaid consulting fees	-	235,600	807,608
Depreciation	338	1,056	3,154
Non-cash interest on notes payable	75,000	55,479	1,706,234
Stock-based compensation	192,153	680,195	2,128,816
Payments made on behalf of Company by related party	254,142	-	254,142
Changes in assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	45,695	20,425	(14,797)
Accounts payable	144,980	(607,382)	308,526
Accrued Phase 3 expenses	-	(231,762)	111,871
Accrued expenses and payroll liabilities	(9,240)	25,605	86,591
Deferred revenue	20,000	80,000	100,000
NET CASH USED IN OPERATING ACTIVITIES	(291,160)	(2,298,311)	(10,770,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(3,154)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to stockholders	300,000	-	526,300
Proceeds from issuance of preferred stock	100,000	-	100,000
Proceeds from notes payable	-	1,000,000	2,500,000
Cash advances from related party	27,537	-	27,537
Repayment of advances from related party	(281,679)	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise
of warrants and stock options	-	-	99,450
Proceeds from Private Placements	-	-	7,779,092
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,858	1,000,000	10,919,407

NET CHANGE IN CASH AND CASH EQUIVALENTS	(145,302)	(1,298,311)	146,160
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	291,462	1,589,773	-
CASH AND CASH EQUIVALENTS BALANCES, end of period	$146,160	$291,462	$146,160

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$-	$432,007
Conversion of notes payable and accrued interest into common stock	$-	$-	$1,530,177
Forgiveness of notes payable and accrued interest to stockholders	$-	$-	$241,701
Conversion of advances to notes payable to stockholders	$-	$-	$196,300
Accretion of preferred stock discount	$100,000	$-	$100,000
Payment of Phase 3 liabilities by related party	$56,087	$-	$56,087

The accompanying notes are an integral part of these consolidated financial statements

TRANSDEL PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010 and the period from July 24, 1998 (Inception) through December 31, 2011

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

As described in Note 4, the Company, on June 26, 2011, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On November 21, 2011, in connection with the transactions described throughout these notes to the consolidated financial statements, the Company requested that the Bankruptcy Court dismiss the Chapter 11 Case, and on December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of $18.5 million at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2011, the Company had not generated any revenues and the Company does not anticipate that it will generate any significant revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At December 31, 2011, there were no uninsured deposits.

Computer Equipment

Computer equipment is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful life of three years.

During the years ended December 31, 2011 and 2010, the Company recorded $338 and $1,056, respectively, in depreciation expense.

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

The fair values of the Company’s cash and cash equivalents, accounts payable, accounts payable due to related parties, accrued expenses and notes payable approximate carrying values due to their short term maturities.

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

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2011 and 2010, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2011 and 2010, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2011 and 2010. We are subject to taxation in the United States and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants outstanding during the period.

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from convertible notes, preferred stock, stock options and warrants were 33,089,677 and 4,330,676 for the years ended December 31, 2011 and 2010, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010

Net loss	$(953,936)	$(2,531,228)
Deemed dividend to preferred stockholders	(100,000)	-
Numerator – loss attributable to common stockholders	(1,053,936)	(2,531,228)
Denominator – weighted average
number of shares outstanding, basic and diluted	15,912,112	15,785,239
Loss per share, basic and diluted	$(0.07)	$(0.16)

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common  Fair Value Measurement and Disclosure Requirements in U.S. GAAP and  IFRSs.  The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its consolidated financial statements.

NOTE 4.  BANKRUPTCY PETITION AND ASSET PURCHASE AGREEMENT

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

NOTE 5.  NOTES PAYABLE

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

Convertible Note – April 2010

On April 5, 2010, the Company issued a Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note includes an annual interest rate of 7.5 percent and (unless converted or prepaid, as noted below) all principal and interest are due and payable on its maturity date April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor may convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Transdel’s common stock for each $1 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company has the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Accrued interest on the Note was $130,479 and $55,479 at December 31, 2011 and 2010, respectively, and interest expense on the Note was $75,000 and $55,479 for the years ended December 31, 2011 and 2010, respectively.  Following the Company’s bankruptcy petition filed on June 26, 2011, and the change in ownership control following the issuance of preferred stock, the entire unpaid principal sum of this Note, together with its accrued and unpaid interest became immediately due and payable.  Subsequent to the year ended December 31, 2011, the Company, the noteholder and its assignee entered into a waiver and settlement agreement described in Note 14.

Secured Line of Credit – Related Party

On November 21, 2011, the Company entered into a Secured Line of Credit Letter Agreement (the “Line of Credit Agreement”) with DermaStar International, LLC (“DermaStar”).   The Line of Credit Agreement became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 9, 2011, as required by the Line of Credit Agreement, the Company entered into a Security Agreement and an Intellectual Property Security Agreement with DermaStar, pursuant to which the Company granted to DermaStar a blanket security interest in all of its assets, including its intellectual property.  The Line of Credit Agreement provides for advances to the Company of up to an aggregate of $750,000 (each an “Advance” and collectively the “Loan”), subject to the satisfaction by the Company of certain conditions in connection with the initial Advance and each subsequent Advance.  Each Advance will be made pursuant to a Promissory Note in favor of DermaStar.  The Company has received advances totaling $300,000 at December 31, 2011.  The Promissory Notes accrue interest at 10% annually and mature one year after the effective dates of the respective advance.

DermaStar, and its members individually, are control persons of the Company, as they have the ability to direct or cause direction of management and policies of the Company through their ownership.  Also Dr. Robert J. Kammer, a director of the Company, and Mark L. Baum, Esq., Executive Chairman of the Company, are managing members and partial owners of DermaStar.

Notes Payable consists of the following

	December 31,	December 31,
	2011	2010
10% note payable due December 2012	$300,000	$-
7.5% convertible note	1,000,000	1,000,000
Total convertible notes payable	$1,300,000	$1,000,000
Less: Current portion	(1,300,000)	-
Long-term portion	$-	$1,000,000

NOTE 6.  STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2011, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and 10 shares issued and outstanding.

On December 9, 2011, the Company filed a Certificate of Designation to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Designation”), setting forth the rights and preferences of the Series A Preferred Stock.  Among other things, the Certificate of Designation (i) authorizes ten (10) shares of the Company’s preferred stock to be designated as “Series A Convertible Preferred Stock” (“Series A Preferred Stock”); (ii) grants the holders of the Series A Preferred Stock the right to convert into the Company’s Common Stock at a conversion price of $0.001667, as adjusted; (iii) grants a liquidation preference of $10,000 per share of Series A Preferred Stock; (iv) provides that the holders of Series A Preferred Stock shall vote with the holders of the Company’s common stock on an “as converted basis”; and (v) provides that the affirmative vote of a majority of the outstanding shares of the Series A Preferred Stock is required to approve certain other corporate matters including, among other things, changes to the rights of the holders of the Series A Preferred Stock, amendments to the Company’s Certificate of Incorporation or Bylaws, issuance of priority or parity securities, issuance of debt securities, entry into certain fundamental transactions and increase or decrease the size of the Board of Directors of the Company.

In partial consideration for and in connection with the Line of Credit Agreement described in Note 5, on November 21, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with DermaStar, pursuant to which the Company agreed to issue ten (10) shares of newly-designated Series A Preferred Stock to DermaStar for an aggregate purchase price of $100,000.   The Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 12, 2011, the Company and DermaStar consummated the transactions contemplated by the Purchase Agreement.  On December 31, 2011 and made effective November 21, 2011, the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”). Pursuant to the terms of the Amendment, DermaStar agreed not to convert more than five (5) shares of Series A Preferred Stock into common stock until such time as the Company has a sufficient number of authorized shares of common stock to enable the conversion of all ten shares of Series A Preferred Stock held by DermaStar. The five shares of preferred stock can be converted into 29,994,001 shares of common stock, which represents approximately 65% of the capital stock of the Company on an as-converted basis.

The Company recorded a beneficial conversion feature of $100,000 to the preferred share purchase and recorded a preferred stock discount.  As the preferred shares do not have a stated redemption date, the associated discount was amortized from the date of issuance to the earliest possible conversion date, which is the date of issuance and recognized as a deemed dividend to the preferred stockholders using the effective yield method.  Accordingly, the Company recorded non-cash accretion of preferred stock deemed dividend totaling $100,000 in 2011, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders and additional paid-in capital by a corresponding $100,000. The non-cash accretion of the preferred stock deemed dividend does have an effect on net loss or cash flows for the year ended December 31, 2011.

Upon issuance of the Series A Preferred Stock, DermaStar, and its members individually, became control persons of the Company. Also Dr. Robert J. Kammer, a director of the Company, and Mark L. Baum, Esq., Executive Chairman of the Company, are managing members and partial owners of DermaStar.

Common Stock

The following is a summary of common stock and capital contribution transactions from inception through December 31, 2011:

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

-	Prior to the Merger during fiscal year 2007, the Company recorded additional paid-in capital of $241,701 related to the forgiveness of Stockholders’ Notes (see Note 5).

-	In August 2007, the Company issued a restricted stock grant to an executive of the Company for 195,313 shares of the Company’s common stock.

-	In connection with the Merger in 2007, 1,849,993 of Transdel common shares remained outstanding (see Note 3).

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

-
Concurrent with the Merger in 2007, the Company issued 1,530,177 shares of common stock related to the conversion of the 2007 Notes and accrued interest of $1,530,177 (see Note 5). Also, the Company recorded a debt discount of $1,530,177 related to the 2007 Notes (see Note 5).

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

-
In June 2010, the Company entered into two separate agreements with an investor relations firm and a financial advisory services firm (collectively “the firms”) in order to provide certain investor relations and advisory services to the Company for a period of one year. In exchange for such services, the Company issued 200,000 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $208,000 and recorded as prepaid consulting fees upon issuance) to the firms as a prepayment of services to be received over a three-month period. The Company agreed to suspend the services related to these agreements, therefore, at this time no additional shares of common stock will be issued to the firms. For the year ended December 31, 2010, the Company recorded stock-based compensation related to the stock of $208,000. On August 13, 2010, the Company entered into a consulting agreement in which the Company issued stock options to purchase 201,217 shares of the Company’s common stock at an exercise price of $1.07 per share (see Note 7). The fair value of the options, determined based on the Black-Scholes pricing model, was recorded at $132,300. In September 2010, the Company entered an agreement with an investor relations firm in order to provide certain investor relations services to the Company for a period of six months. In exchange for such services, the Company issued 30,000 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $27,600 and recorded as prepaid consulting fees upon issuance) to the investor relations firm as a prepayment of services to be received for the initial three-month period of the agreement. The agreement was terminated by the Company during November 2010.  For the year ended December 31, 2010, the Company recorded stock-based compensation related to the restricted stock of $27,600. The total number of shares issued to consultants during 2010 was 230,000 and the total value of common stock and options issued to consultants during 2010 was $367,900.

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

-
On May 13, 2011, the Board accepted the resignation of Dr. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company and as a director on the Board.  As a result of Dr. Bonfiglio’s resignation, of the 50,000 shares of restricted stock awarded to him, 18,750 shares had vested and 31,250 shares were returned to treasury and cancelled effective his date of resignation.   For the year ended December 31, 2011, the Company recorded stock-based compensation expense related to the issuance and partial vesting of the restricted stock award of $3,332.

-	On October 5, 2011, the Company issued 300,000 stock options to former employees, valued at $11,400 (see Note 7).

For the year ended December 31, 2011, the Company recorded $177,421 of stock-based compensation expense for employee options, $11,400 of compensation expense to employees paid in stock options in lieu of cash and $3,332 of stock-based compensation expense related to the vesting of restricted stock (total expense of $192,153).  For the year ended December 31, 2010, the Company recorded $535,812 of stock-based compensation expense for employee options, $12,083 of stock-based compensation expense related to the vesting of restricted stock, $132,300 of expense for stock options issued for consulting services (total expense of $680,195 related to stock options and restricted stock for employees and consultants) and $235,600 of expense for stock issued for consulting services. For the period from Inception through December 31, 2011, the Company recorded stock-based compensation expense for employees, directors and consultants of $2,128,816, respectively, for options and restricted stock granted and vested. The expense for options and restricted stock issued to employees and consultants included in selling, general and administrative expenses and research and development expenses for the years ended December 31, 2011 and 2010 and the period from inception through December 31, 2011 is $154,399 and $37,754, $579,592 and $100,603, and $1,514,145, and $614,671, respectively.  For the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, the Company amortized $0, $235,600 and $807,608, respectively, of prepaid consulting fees which is included as part of selling, general and administrative expenses.

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

A summary of the Plan for the year ended December 31, 2011 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - January 1, 2011	2,506,217	$1.37
Granted	300,000	0.10
Exercised	-	-
Cancelled/Forfeited	(1,605,000)	1.26
Outstanding - December 31, 2011	1,201,217	$1.21	3.28	$6,000
Exercisable - December 31, 2011	1,169,217	$1.22	3.18	$6,000
Vested and expected to vest - December 31, 2011	1,198,017	$1.21	3.27	$6,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2011, based on the closing price of the Company’s common stock of $0.12 on that date.

The options were granted to the employees, directors and consultants at exercise prices that ranged from $0.10 to $2.62, the estimated fair market value of the common stock on the dates of issuance. All options granted prior to 2011 expire on the ten year anniversary of the issuance date and were vested immediately or on a quarterly basis up to five years. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant. The weighted fair value of the stock options granted during 2011 is $0.04. For the years ended December 31, 2011 and 2010 and for the period from inception through December 31, 2011, the Company recorded stock-based compensation related to stock options and restricted stock for employees and directors of $192,153, $547,895 and $1,461,165, respectively which is included in selling, general and administrative expenses and research and development expenses in the amount of $154,399 and $37,754, $447,292 and $100,603, and $1,024,102 and $437,063, respectively.  The Company cancelled 1,605,000 stock options during the year ended December 31, 2011.  These options were cancelled due to the resignation of the optionees during the fiscal year.

The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors in 2010, the Company assigned a forfeiture factor of 10%. This percentage was determined based on consideration of actual forfeitures realized to date and estimated forfeitures to potentially occur in the future.  All option grants during 2011 were immediately exercisable; therefore, there was no forfeiture factor assigned.

As of December 31, 2011, there was approximately $14,094 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 1.89 years.

Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provided Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. In addition, the term in which Dr. Singh may exercise the vested options (which included 610,000 options in total, comprised of 310,000 stock options that were vested as of the separation date as well as the 300,000 stock options subject to the accelerated vesting) was modified and extended to three years from the date of her resignation. In accordance with accounting guidance, since these stock options were modified, the value of the modification for each stock option was determined. For the stock options vested as of the separation date, the modified value was equal to the number of options multiplied by the difference in value (per the Black-Scholes option pricing model) between the original and modified terms of the stock options utilizing current values for market stock price, interest rate and volatility. For the stock options in which the vesting was accelerated, the new value for these stock options was calculated as of the separation date using the Black-Scholes option pricing model. In total, the additional stock based compensation expense recognized for the modified stock options was approximately $174,000 and was recorded in stock-based compensation in additional paid-in capital and general and administrative expenses in the accompanying consolidated balance sheets and consolidated statement of operations as of and for the year ended December 31, 2010, respectively.

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

On August 13, 2010, the Company entered into a consulting agreement (previously approved by the Board of Directors) with a retained search firm to provide the Company with executive recruitment services. In accordance with the agreement, the Company had the option to pay for such services in cash or by issuing stock options of an equivalent value. Per the agreement, 50% of the fee (deemed non-refundable) was due upon execution of the agreement and the remaining 50% was due if and when the retained search firm placed a candidate with the Company. The total fee ultimately owed to the retained search firm would not be finalized until an executive was hired as it will be based on the total compensation for the executive in the first year of employment. It was agreed between the retained search firm and the Company that the value of the stock option as of the execution of the agreement would be the basis for determining the number of stock options to be issued for the initial fee as well as in the total fee due to the retained search firm. The option value was determined to be $0.6575 based on the Black-Scholes pricing model using an exercise price of $1.07. Using an estimated first year salary (including bonus) of $350,000, the total fee was estimated to be $105,000. As noted above, the Company was obligated to pay 50% of the estimated total fee, or $52,500, upon execution of the agreement, which the Company opted to issue a non-qualified stock option in lieu of cash. Therefore, the Company issued a non-qualified stock option, under the Plan, to purchase up to 80,000 shares of common stock in payment of this initial fee. The stock option is non-refundable and therefore, fully vested upon issuance. As a result, the total value of the fee/option was recognized in August 2010. Effective October 20, 2010, the Board of Directors appointed a new president and chief executive officer that was a candidate referred to the Company from the retained search firm (see below). The total first year compensation for the executive was estimated to be $441,000, therefore, the final fee due to the retained search firm was $132,300. The Company opted to pay the remainder of the fee due with a non-qualified stock option. Considering the option issued in August 2010 for the purchase of up to 80,000 shares of common stock, the final stock option issued in October 2010 was to purchase an additional 121,217 shares of common stock. The value of this stock option representing the remainder of the fee, $79,800, was recognized in October 2010.  For the years ended December 31, 2011 and 2010 and the period from Inception through December 31, 2011, the Company recorded stock-based compensation related to these stock options of $0, $132,300 and $132,300, respectively.

Effective October 20, 2010, the Company appointed John N. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company. Dr. Bonfiglio was also appointed as a director on the Company’s Board. The Board granted Dr. Bonfiglio a stock option for 400,000 shares of common stock and issued 50,000 shares of restricted common stock in accordance with the Company’s 2007 Incentive Stock and Awards Plan. The stock option and the restricted common stock will vest as follows: 25% of the option shares and the restricted stock shall vest immediately upon grant, with the balance of the option shares and the restricted stock vesting in equal monthly installments over the next 36 months beginning 30 days after the grant date; provided, however, Dr. Bonfiglio shall gain a vested interest in an additional 10% of the option shares and the restricted stock upon the closing of a Qualified Transaction. The exercise price of the stock option will be $0.80 per share, the reported closing price of the Company’s common stock on October 20, 2010. The vesting of all options will fully accelerate upon an involuntary termination of Dr. Bonfiglio’s employment within twelve months following a change of control (as such terms are defined in the Employment Agreement).  Effective May 13, 2011, this individual resigned and all options granted to the employee have been cancelled.

On October 5, 2011, priority claims of former employees in the amount of $119,667 originating as a result of the Company’s Bankruptcy petition filed June 26, 2010 (the “Priority Claimants”), were settled and paid by the Company.  These amounts consisted of accrued and owed payroll amounts, accrued vacation and any other claims held against the Company at October 5, 2011.  The Priority Claimants were given cash in the amount $47,975 and 300,000 stock options valued at $11,400 and the difference of $60,292 was recognized as a gain on forgiveness of liabilities during the year ended December 31, 2011. These options have an exercise price of $0.10, vested immediately upon issuance, and have a three year life from the date of issuance.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for the grants issued to the employees and directors during the years ended December 31, 2011 and 2010

	2011	2010
Weighted-average fair value of options granted	$0.04	$0.56
Expected terms (in years)	3.0	6.0
Expected volatility	85%	75%
Risk-free interest rate	0.46%	2.02%
Dividend yield	-	-

No options were issued to consultants during the year ended December 31, 2011.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for the grants issued to the consultants during the year ended December 31, 2010:

2010
Weighted-average fair value of options granted	$0.66
Expected terms (in years)	5.0
Expected volatility	75%
Risk-free interest rate	1.63%
Dividend yield	-

NOTE 8.  WARRANTS

A summary of the status of the warrants for the year ended December 31, 2011 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2011	768,980	$4.10
Granted	-
Exercised	-
Expired	(5,000)	2.00
Warrants outstanding and exercisable - December 31, 2011	763,980	$4.15
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2011	0.91

The expiration of the outstanding warrants at December 31, 2011 occurs through May 2013 at various dates.

On April 24, 2008, the Company entered into a one-year consulting agreement with a firm to provide the Company with financial advisory services. As compensation for the services, the Company issued a three-year warrant to purchase 5,000 shares of the Company’s common stock at a cash and cashless price of $2.00 per share. The fair value of the warrant, determined based on the Black-Scholes pricing model, this warrant expired during the year ended December 31, 2011.

NOTE 9.  INCOME TAXES

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2011 and 2010 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	December 31,	December 31,
	2011	2010
Federal tax benefit at statutory rate	$(319,489)	$(842,257)
State tax benefit, net	(58,881)	(161,372)
Research and development credits	(10,123)	(39,517)
Employee stock-based compensation	-	-
Other differences	-	46
Change in valuation allowance	388,493	1,043,100
Provision for income taxes	$-	$-

At December 31, 2011 and 2010, the Company had deferred tax assets of $6,167,481 and $5,778,988, respectively.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the company’s deferred tax assets are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Federal and state net operating loss carryforwards	$4,886,429	$4,565,466
Stock-based compensation	743,789	671,940
Tax credits	532,278	522,155
Other	4,985	19,427
Total deferred tax assets	6,167,481	5,778,988
Less: Valuation allowance	(6,167,481)	(5,778,988)
Net deferred income tax asset	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by approximately $388,000 and $1.0 million in 2011 and 2010, respectively.

As of December 31, 2011, the Company had federal and California net operating loss carryforwards of approximately $12.3 million and $12.2 million, respectively. The federal and California tax loss carry forwards will begin to expire in 2020 and 2015, respectively, unless previously utilized.  The Company estimates its federal and California research and development tax credit carryforwards of approximately $315,000 and $330,000, respectively, which begin to expire in 2027 unless previously utilized.

A portion of the net operating loss carry forwards as of December 31, 2011 and 2010 include amounts related to stock option deductions.  Excess tax benefits, if any, from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid-in Capital.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2011 and 2010, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2011 and 2010. The Company’s tax years for 2000 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company leased its office facilities under a noncancelable operating lease, which expired December 31, 2010. The Company renewed the lease from January 1, 2011 to June 30, 2011, with a monthly amount due of $3,835.  Rent expense for the years ended December 31, 2011, 2010 and the period from Inception through December 31, 2011 was $18,299, $54,821 and $243,955, respectively.  The Company entered into a new lease agreement for office facilities from February 15, 2012 to February 28, 2014. Monthly rent begins on March 1, 2012 in the amount of $2,972 for the first 12 months, and $3,715 is due monthly for the next 12 months.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s charter documents, the Company will generally enter into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company.  The Company has also entered into an indemnification agreement with DermaStar as a secured lender.  This agreement requires the Company, among other things, to indemnify DermaStar, and any of its directors or officers as individuals, against specified expenses and liabilities, such as attorneys’ fees in connection with the preparation, amendment, appraisal, audit, modification, waiver, of the Line of Credit Agreement and enforcement of any rights/interest under the Line of Credit Agreement.  These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

Cosmetic Products Consulting Agreement

On August 25, 2008, the Company entered into an agreement with RIL-NA, LLC (“RIL-NA”) in order to enter into business relationships with third parties for certain of the Company’s cosmetic product formulations.  RIL-NA was to be paid a commission equal to approximately twenty percent (20%) of the adjusted gross revenues realized from transactions related to this agreement.  This agreement was terminable with 60 days written notice by either RIL-NA or the Company.  On June 12, 2011, the Company entered into another agreement with RIL-NA whereby RIL-NA paid approximately $5,000 in related legal filing fees to acquire exclusive marketing rights for the Company’s anti-cellulite product formulation from June 13, 2011 through August 11, 2011.  This agreement automatically terminated on August 12, 2011, and no revenues or amounts were paid to or on behalf of the Company.

Cosmetic Product License Agreements

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

As of December 31, 2011, the Company had received non-refundable royalty advances totaling $100,000 from JH Direct, and has deferred all of these revenues.  Management believes JH Direct has abandoned its efforts to commercialize the anti-cellulite cream and the Company has exercised its rights to terminate the agreement in 2012, at which time all revenues from this agreement will be recognized in full.  Management believes no other monies will come from this contract.

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

Separation Agreement

Effective February 17, 2010, the Board of Directors of the Company accepted the resignation of Dr. Juliet Singh as Chief Executive Officer of the Company and as a director on the Board. In connection with Dr. Singh’s resignation, the Company and Dr. Singh entered into a separation agreement that provides Dr. Singh with one year of continued salary in accordance with the terms of her existing employment agreement as well as the accelerated vesting of 300,000 stock options previously granted. The separation agreement also includes a mutual release of claims. In accordance with this agreement, the Company recorded a one-time accrual, in the year ended December 31, 2010, of $242,000 for the one year of continued salary (including the related employer payroll taxes) and medical benefits. Also, the Company recorded a total expense of approximately $174,000 for the value of the modifications to the stock options. As of December 31, 2011, no amounts are due under the separation agreement.

NOTE 11.  OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company received cash advances from its Board member Jeffery Abrams and former Board member Anthony Thornley in the amount of $27,537 to extend insurance policies of the Company.  Following the dismissal of the Chapter 11 Case by the Bankruptcy Court on December 9, 2011, $27,537 was paid back by the Company in cash to Mr. Thornley and Mr. Abrams.  There are currently no amounts due to Mr. Thornley and/or Dr. Abrams related to this or any other transaction.

During the year ended December 31, 2011, DermaStar purchased trade debt from third party vendors totaling $56,087.   The amount owed to DermaStar related to this debt is included in the accounts payable – related party line item on the consolidated balance sheet.  No amounts were paid to DermaStar related to this debt.  DermaStar also made cash payments on behalf of the Company during the year ended December 31, 2011 in the amount of $254,142.  On December 31, 2011, the Company made a payment to DermaStar totaling $254,142, as reimbursement for DermaStar’s cash payments made on behalf of the Company.  DermaStar, and its members individually, are control persons of the Company.  Also Dr. Robert J. Kammer, a director of the Company, and Mark L. Baum, Esq., Executive Chairman of the Company, are managing members and partial owners of DermaStar.

NOTE 12.  RESEARCH AND DEVELOPMENT CREDIT

In November 2010, the Company received a Federal grant amount of $244,479 under the Qualifying Therapeutic Discovery Project that is part of the Patient Protection and Affordable Care Act.  The funds were awarded in support of Ketotransdel, the Company’s late-stage topical NSAID product candidate for the treatment of acute soft tissue injuries. The proceeds from this grant were recorded as a reduction in research and development expenses in the accompanying consolidated statement of operations.

NOTE 13.  GAIN ON FORGIVENESS OF LIABILITIES

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

On October 5, 2011, priority claims of former employees in the amount of $119,667 originating as a result of the Company’s Bankruptcy petition filed June 26, 2010 (the “Priority Claimants”), were settled and paid by the Company.  These amounts consisted of accrued and owed payroll amounts, accrued vacation and any other claims held against the Company at October 5, 2011.  The Priority Claimants were given cash in the amount $47,975 and 300,000 stock options valued at $11,400 (using the Black-Scholes option pricing model to estimate the grant-date fair value) and the difference of $60,292 was recognized as a gain on forgiveness of liabilities during the year ended December 31, 2011.

NOTE 14. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

Settlement with the Holders of the Company’s 7.5% Convertible Promissory Note

As of January 25, 2012, the Board of Directors of the Company approved, and the Company entered into, separate waiver and settlement agreements with the two counter parties holding a $1,000,000, 7.5% convertible promissory note (the “Convertible Note”) issued by the Company on April 5, 2010. DermaStar had previously acquired eighty percent (80%) of the Convertible Note in a private transaction with Alexej Ladonnikov, the original purchaser of the Convertible Note. Mr. Ladonnikov is now the holder of twenty percent (20%) of the Convertible Note.

In connection with each of the waiver and settlement agreements, the holders of the Convertible Note each agreed to forever waive their rights to (i) accelerate the entire unpaid principal sum of the Convertible Note and all accrued interest pursuant to Section 1 of the Convertible Note related to the Company’s Bankruptcy petition filed June 26, 2011, (ii) Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, regarding the designation and creation of the Series A Convertible Preferred Stock and (iii) certain conversion rights pursuant to Section 3 of the Convertible Note related to the change of control that resulted from the sale of the Series A Convertible Preferred Stock. In addition, pursuant to the terms of the waiver and settlement agreement by and between the Company and DermaStar (the “DermaStar Waiver Agreement”), DermaStar and the Company agreed to the mandatory conversion of the eighty percent (80%) of the principal and accrued and unpaid interest of the Convertible Note held by DermaStar, at such time as (and not until) the Company has a sufficient number of authorized common shares to effect such a conversion, into the common stock of the Company at a conversion price of $0.01667 (“DermaStar Conversion Price”). Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 in good and valid current accounts payable of the Company (“AP Conversion”) currently held by DermaStar, at such time as (and not until) the Company has a sufficient number of authorized common shares and is able to convert the Convertible Note. The AP Conversion will be made at the DermaStar Conversion Price. Directors Mr. Baum and Dr. Kammer are both affiliates of DermaStar. The DermaStar Waiver Agreement was negotiated and approved by a disinterested director unaffiliated with DermaStar. Directors Mr. Baum and Dr. Kammer abstained from voting on this matter.

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

Amendments to Articles of Incorporation

On January 25, 2012, the Board approved and submitted to the Company’s stockholders an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate Amendment”) to: (i) increases the number of authorized shares of capital stock to Four Hundred Million (400,000,000) and the number of authorized shares of Common Stock to Three Hundred Ninety-Five Million (395,000,000) (the “Share Increase”); and (ii) change the name of the Company from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. The Company’s stockholders approved the Certificate Amendment in an action by written consent on January 25, 2012. The Certificate Amendment will become effective following the Company’s compliance with certain information requirements of the SEC, which the Company expects to occur on or about February 28, 2012.

In addition, also on January 25, 2012, the Board approved and submitted to the Company’s stockholders a proposal to effect a reverse stock split of all of the outstanding shares of Common Stock (the “Reverse Stock Split”) at an exchange ratio of either one-for-six, one-for-eight, one-for-ten or one-for-20, such exchange ratio to be determined by the Board of Directors in its sole discretion at any time following stockholder approval of the Reverse Stock Split through the date twelve months following the date of such stockholder approval, which Reverse Stock Split shall preserve the existing aggregate par value of the Company’s Common Stock, such that par value shall remain $0.001 per share. In the event of a reverse stock split of any of the aforementioned ratios, no shareholder holding greater than 100 common shares prior to the reverse stock split, may hold, after such reverse stock split, less than 100 common shares. The Company’s stockholders approved the Certificate Amendment in an action by written consent on January 25, 2012. The stockholder approval will become effective following the Company’s compliance with certain information statement requirements of the SEC, which the Company expects to occur on or about February 28, 2012.  At that time, the Board will effect a one-for-eight reverse stock split.

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