Form 10-Q
period 2012-03-31
Imprimis Pharmaceuticals, Inc.
filed 2012-05-10
CIK 1360214

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52998

Imprimis Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 S. Hwy 101, Suite 209
Solana Beach, CA  92075
 (Address of principal executive offices) (Zip code)

(858) 433-2800
(Registrant’s telephone number, including area code)

Transdel Pharmaceuticals, Inc.
(Former name or former address if changed since last report.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes   ☐ No   ☐

As of May 9, 2012, 22,197,713 shares of the issuer’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)

Table of Contents

		Page
Part I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and for the Period from July 24, 1998 (Inception) Through March 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the Period from July 24, 1998 (Inception) Through March 31, 2012	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 5.	Other Information	46

Item 6.	Exhibits	46

	Signatures	47

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$146,711	$146,160
Prepaid expenses and other current assets	63,773	14,797
Total current assets	210,484	160,957

Furniture and equipment, net	14,203	-

TOTAL ASSETS	$224,687	$160,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$256,708	$218,612
Accounts payable - related party	-	56,087
Accrued Phase 3 expenses	55,784	55,784
Accrued expenses and payroll liabilities	9,048	-
Deferred revenue	-	100,000
Notes payable and accrued interest - related party	608,959	300,000
Convertible note payable and accrued interest	-	1,130,479
Total current liabilities	930,499	1,860,962

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A Convertible preferred stock, $0.001 par value, 10 shares authorized,
10 shares issued and outstanding	-	-
Common stock, $0.001 par value, 395,000,000 shares authorized,
11,174,025 and 1,987,601 issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	11,174	1,988
Additional paid-in capital	19,182,835	16,818,740
Deficit accumulated during the development stage	(19,899,821)	(18,520,733)
TOTAL STOCKHOLDERS' DEFICIT	(705,812)	(1,700,005)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,687	$160,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,	For The Three Months Ended March 31,	For the Period From July 24, 1998 (Inception) through March 31,
	2012	2011	2012
Revenues:
License revenues	$100,000	$-	$100,000

Operating Expenses:
Selling, general and administrative	308,956	326,604	9,882,283
Research and development	142,963	87,216	7,963,221

Loss from operations	(351,919)	(413,820)	(17,745,504)

Other income (expense)
Interest expense	(21,082)	(18,493)	(1,727,316)
Interest income	-	-	127,581
Loss from extinguishment of debt	(1,006,087)	-	(1,006,087)
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	-	-	176,505
Total other expense, net	(1,027,169)	(18,493)	(2,054,317)

Net loss	(1,379,088)	(432,313)	(19,799,821)
Deemed dividend to preferred stockholders	-	-	(100,000)
Net loss attributable to common stockholders	$(1,379,088)	$(432,313)	$(19,899,821)

Net loss per common share, basic and diluted:	$(0.26)	$(0.22)

Weighted average common shares outstanding,
basic and diluted	5,316,391	1,991,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2012	For The Three Months Ended March 31, 2011	For the Period From July 24, 1998 (Inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,379,088)	$(432,313)	$(19,799,821)

Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(176,505)
Amortization of prepaid consulting fees	-	-	807,608
Depreciation	404	264	3,558
Loss from extinguishment of debt	1,006,087	-	1,006,087
Non-cash interest on notes payable	21,083	18,493	1,727,317
Stock-based compensation	118,504	68,820	2,247,320
Payments made on behalf of Company by related party	-	-	254,142
Changes in assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	(48,976)	(1,574)	(63,773)
Accounts payable	38,096	87,184	346,622
Accrued Phase 3 expenses	-	-	111,871
Accrued expenses and payroll liabilities	9,048	38,530	95,639
Deferred revenue	(100,000)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(334,842)	(220,596)	(11,104,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(14,607)	-	(17,761)
NET CASH USED IN INVESTING ACTIVITIES	(14,607)	-	(17,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related party	300,000	-	826,300
Proceeds received in connection with debt modification	50,000	-	50,000
Proceeds from issuance of preferred stock	-	-	100,000
Proceeds from notes payable	-	-	2,500,000
Cash advances from related party	-	-	27,537
Repayment of advances from related party	-	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise
of warrants and stock options	-	-	99,450
Proceeds from Private Placements	-	-	7,779,092
NET CASH PROVIDED BY FINANCING ACTIVITIES	350,000	-	11,269,407

NET CHANGE IN CASH AND CASH EQUIVALENTS	551	(220,596)	146,711
CASH AND CASH EQUIVALENTS, beginning of period	146,160	291,462	-
CASH AND CASH EQUIVALENTS, end of period	$146,711	$70,866	$146,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$-	$432,007
Conversion of related party accounts payable into common stock	$56,087	$-	$56,087
Conversion of notes payable and accrued interest into common stock	$1,142,603	$-	$2,672,780
Forgiveness of notes payable and accrued interest to shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$-	$100,000
Related party acquisition of Phase 3 liabilities	$-	$-	$56,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012 and 2011 and the period from July 24, 1998 (Inception) through March 31, 2012

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Background

Imprimis Pharmaceuticals, Inc. (“Imprimis” or the “Company”), is a specialty pharmaceutical company developing non-invasive, topically delivered products. The Company’s  patented Accudel™ cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier.  Impracor™, the Company’s lead pain product, utilizes the Accudel™  platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its anti-inflammatory and analgesic effects.  The Company intends to leverage the Accudel™ platform technology to expand and create a portfolio of topical products for a variety of indications.

Basis of Presentation

On February 28, 2012, the Company changed its name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. All prior references to Transdel Pharmaceuticals, Inc. have been changed to Imprimis to reflect the change.  On February 28, 2012, the Company effected a one-for-eight reverse stock split. All per share amounts and calculations in this report reflect this change.

Imprimis has prepared the accompanying interim condensed unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United Stated States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

On September 17, 2007, Imprimis entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among Imprimis, Transdel Pharmaceuticals Holdings, Inc., a privately held Nevada corporation (“Transdel Holdings”), and Trans-Pharma Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of Imprimis (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Transdel Holdings, and Transdel Holdings, as the surviving corporation, became a wholly-owned subsidiary of Imprimis.

In connection with the merger, 231,249 of Imprimis common shares remain outstanding and all other outstanding shares of Imprimis were cancelled. Also, at the closing of the Merger, each share of Transdel Holdings common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1.25 of one share of Imprimis’ common stock. An aggregate of 1,000,000 shares of Imprimis’ common stock, which includes 24,414 shares of restricted stock which were subject to forfeiture, were issued to the holders of Transdel Holdings’ common stock. As a result of the transaction, the former owners of Transdel Holdings became the controlling stockholders of Imprimis. Accordingly, the merger of Transdel Holdings and Imprimis is a reverse merger that has been accounted for as a recapitalization of Transdel Holdings.

Effective on September 17, 2007, and for all reporting periods thereafter, Imprimis’ operating activities, including any prior comparative period, include only those of Transdel Holdings. All references to share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to reflect the aforementioned share exchange. All significant intercompany accounts and transactions have been eliminated in consolidation.

On June 20, 2011, Transdel Holdings was merged with Imprimis Pharmaceuticals, Inc., at which time Transdel Holdings ceased as a corporation, and Imprimis Pharmaceuticals, Inc. remains as the sole surviving corporation.

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

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has sustained significant losses since inception and expects to continue to incur losses.

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

For the three months ended March 31, 2012, the Company recorded $100,000 in revenues for non-refundable royalty advances, which were previously deferred.  The Company does not anticipate that it will generate any significant revenues until one or more of its drug candidates are approved by the FDA or until the Company is able to commercialize one or more of its cosmetic products. Also, effective sales and marketing support must be in place for either the drug candidates or the cosmetic products in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.

Income Taxes

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the three months ended March 31, 2012 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved.  The Company had federal and California net operating loss carryforwards of approximately $12.5 million and $12.3 million, respectively.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At March 31, 2012, there were no uninsured deposits.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of three to five years.

Furniture and equipment, net, as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Furniture and Equipment, net:
Computer Software and Hardware	$5,640	$-
Furniture and Equipment	8,967	-
Total	14,607
Accumulated Depreciation	(404)	-
Total	$14,203	$-

During the three months ended March 31, 2012 and 2011, the Company recorded $404 and $264, respectively, in depreciation expense.

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

The fair values of the Company’s cash and cash equivalents, accounts payable, amounts due to related parties, accrued expenses and notes payable approximate carrying values due to their short term maturities.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock, if converted method) from convertible notes, preferred stock, stock options and warrants were 10,569,150 and 543,646 at March 31, 2012 and 2011, respectively, are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Recently Adopted Accounting Guidance

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company had a deficit accumulated during the development stage of approximately $19.9 million at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations.  In order to execute the second Phase 3 clinical trial and other supportive safety studies for Impracor™ (formerly referred to as Ketotransdel), which are required by the U.S. Food and Drug Administration (“FDA”) to obtain final regulatory approval for Impracor™, the Company will need to secure additional funds through various means, including equity and debt financing, funding from a corporate partnership or licensing arrangement or any similar financing.

On April 25, 2012, the Company closed a private placement with several accredited investors, whereby the Company issued an aggregate of 10,058,455 shares of common stock and warrants to purchase an aggregate of 2,514,642 shares of common stock, for gross proceeds to the Company of approximately $7.95 million.  The Company expects to  use proceeds from this offering to fund its operations and begin additional clinical studies.  However, to fully execute on the Company’s  business plan, management believes the Company will need to raise additional funds of not less than $7 million.  There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company intends to raise additional financing to fund its operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  BANKRUPTCY PETITION AND ASSET PURCHASE AGREEMENT

On June 26, 2011, the Company filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”).  In connection with the Chapter 11 Case, the Company, as seller, and Cardium Healthcare, Inc., a wholly-owned subsidiary of Cardium Therapeutics, Inc., as purchaser (the “Cardium”), entered into an Asset Purchase Agreement dated June 26, 2011 (the “Asset Purchase Agreement”) pursuant to which the Company agreed to sell substantially all of its assets  pursuant to Sections 105, 363 and 365 of the Bankruptcy Code, subject to court approval and the satisfaction of certain conditions set forth in the Asset Purchase Agreement.

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

On July 26, 2011, the Bankruptcy Court denied the Company’s motion to sell its assets pursuant to the Asset Purchase Agreement. On October 7, 2011, the Company terminated the Asset Purchase Agreement pursuant to its terms.   On November 21, 2011, in connection with the transactions described below, the Company requested that the Bankruptcy Court dismiss the Chapter 11 Case and retain jurisdiction to decide matters related to claims brought in the Bankruptcy Case by the Purchaser.  On December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.  In connection with the dismissal of the Chapter 11 Case, the Bankruptcy Court, among other things, declined to retain jurisdiction over claim objection proceedings and found moot the Company’s objection to certain claims to receive a break-up fee pursuant to the Asset Purchase Agreement of Cardium Therapeutics, Inc. and Cardium Healthcare, Inc., a wholly owned subsidiary of Cardium. The dismissal of the Chapter 11 Case was based upon the provisions of both 11 U.S.C. Sections 305(a) and 1112(b).

NOTE 4.  NOTES PAYABLE – RELATED PARTY

Convertible Note – April 2010

On April 5, 2010, the Company issued a Senior Convertible Promissory Note (the “Note”) to an existing investor through a private placement. The Note included an annual interest rate of 7.5% and (unless converted or prepaid, as noted below) all principal and interest was due and payable on its maturity date of April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor has the right to  convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of Imprimis’s common stock for each $1 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company had the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Accrued interest on the Note was $0 and $130,479 at March 31, 2012 and December 31, 2011, respectively, and interest expense was $12,123 and $18,493 for the three months ended March 31, 2012 and 2011, respectively.  Following the Company’s bankruptcy petition filed June 26, 2011, as well as the change in ownership control following the issuance of Series A Convertible Preferred Stock, the entire unpaid principal sum of this Note, together with its accrued and unpaid interest became immediately due and payable.

On January 25, 2012, the Board of Directors of the Company approved, and the Company entered into, separate waiver and settlement agreements with the two parties holding the Note. DermaStar International, LLC (“DermaStar”) had previously acquired 80% of the Note in a private transaction with Alexej Ladonnikov, the original purchaser of the Note. Mr. Ladonnikov then became the holder of 20% of the Note.

In connection with each of the waiver and settlement agreements, the holders of the Note each agreed to forever waive their rights to (i) accelerate the entire unpaid principal sum of the Note and all accrued interest pursuant to Section 1 of the Note related to the Company’s Bankruptcy petition filed June 26, 2011, (ii) Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, regarding the designation and creation of the Series A Convertible Preferred Stock and (iii) certain conversion rights pursuant to Section 3 of the Note related to the change of control that resulted from the sale of the Series A Convertible Preferred Stock.  In addition, pursuant to the terms of the waiver and settlement agreement by and between the Company and DermaStar (the “DermaStar Waiver Agreement”), DermaStar and the Company agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Note held by DermaStar, at such time as (and not until) the Company has a sufficient number of authorized common shares to effect such a conversion, into the common stock of the Company at a conversion price of $0.13336 (“DermaStar Conversion Price”). Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087  current accounts payable of the Company (“AP Conversion”) held by DermaStar, at such time as (and not until) the Company had a sufficient number of authorized common shares and was able to convert the Note. The AP Conversion was made at the DermaStar Conversion Price.

On February 28, 2012, the Company issued 7,274,812 common shares to DermaStar as payment in full for their 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and $56,087 in accounts payable amounts.  The Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the three months ended March 31, 2012.

Pursuant to the terms of the waiver and settlement agreement by and between the Company and Mr. Ladonnikov (the “Ladonnikov Waiver Agreement”), Mr. Ladonnikov and the Company agreed to the mandatory conversion of the twenty percent (20%) of the principal and accrued and unpaid interest of the Note held by Mr. Ladonnikov, at such time as (and not until) the Company has a sufficient number of authorized common shares to effect such a conversion, into the common stock of the Company at a conversion price of $0.12. Additionally, Mr. Ladonnikov agreed to make a one-time payment to the Company, at such time as the Note is converted into Company common stock, of $50,000.

On February 28, 2012, the Company received payment of $50,000 and issued 1,904,338 commons shares to Mr. Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521).  The Company has determined this to be a substantial modification to the debt instrument and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Note principal balance less $50,000 cash payment received) for the three months ended March 31, 2012.

Secured Line of Credit – Related Party

On November 21, 2011, the Company entered into a Secured Line of Credit Letter Agreement (the “Line of Credit Agreement”) with DermaStar.  The Line of Credit Agreement became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  The line of credit is secured by a blanket security interest in all of the Company’s  assets, including its intellectual property.  The Line of Credit Agreement provides for advances to the Company of up to an aggregate of $750,000 (each an “Advance” and collectively the “Loan”), subject to the satisfaction by the Company of certain conditions in connection with the initial Advance and each subsequent Advance.  Each Advance will be made pursuant to a promissory note in favor of DermaStar.  The Company has received advances totaling $600,000 and $300,000 at March 31, 2012 and December 31, 2011, respectively.  The promissory notes accrue interest at 10% annually and mature one year after the effective dates of the respective advance.  Accrued interest on the promissory notes was $8,959 at March 31, 2012 and interest expense for the three months ended March 31, 2012 was $8,959.  Subsequent to March 31, 2012, the loan was converted into the Company’s common stock (see Note 9).

DermaStar, and its members individually, are control persons of the Company, as they have the ability to direct or cause direction of management and policies of the Company through their ownership.  Also Dr. Robert J. Kammer, a director of the Company, and Mark L. Baum, Esq., Chief Executive Officer of the Company, are managing members and partial owners of DermaStar.

Notes payable consist of the following:

	March 31,	December 31,
	2012	2011
10% note payable due December 2012	$300,000	$300,000
10% note payable due February 2013	150,000	-
10% note payable due March 2013	150,000	-
7.5% convertible note	-	1,000,000
Total convertible notes payable	$600,000	$1,300,000
Less: Current portion	(600,000)	(1,300,000)
Long-term portion	$-	$-

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

On February 28, 2012, the Company increased the number of authorized shares of capital stock to 400,000,000, and the number of authorized shares of common stock to 395,000,000 (the “Share Increase”) and effected a one-for-eight reverse stock split (the “Reverse Split”). The Reverse Split did not reduce ownership of any stockholder holding at least 100 shares prior to the Reverse Split to less than 100 shares after the Reverse Split.  Common stockholders holding positions between 101 to 799 shares prior to the Reverse Split   were reduced to 100 shares.   As a result, we expect to adjust the number of the Company’s outstanding shares  slightly as information regarding the number of shares held in street name by beneficial owners is provided to the Company by the Depository Trust Company in the coming weeks.  All per share amounts and calculations in this report reflect the reverse stock split and the Company’s best estimate of its outstanding shares.

On February 28, 2012, the Company issued 1,904,338 commons shares to Alexej Ladonnikov as payment in full for his 20% ownership of the Convertible Note ($200,000) and its related accrued interest ($28,521).

On February 28, 2012, the Company issued 7,274,812 common shares to DermaStar as payment in full for their 80% ownership of the Convertible Note ($800,000), its related accrued interest ($114,082) and $56,087 in accounts payable.

Preferred Stock

At March 31, 2012, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized.  The Company has designated a series of preferred stock as Series A Convertible with 10 shares designated, issued and outstanding.

NOTE 6.  STOCK OPTION PLAN

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (as amended on November 5, 2008, and January 25, 2012, the “Plan”), which provides for the issuance of a maximum of an aggregate of  3,750,000 shares of Common Stock.  The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The Plan will be administered by the Company’s Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.  On January 25, 2012, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 375,000 to 3,750,000 and to modify the definition of “fair market value” under the Plan, among other things.  The approval became effective on February 26, 2012.

A summary of the Plan activity for the three months ended March 31, 2012 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - January 1, 2012	150,152	$9.68
Granted	2,825,000	0.66
Exercised	-	-
Cancelled	-	-
Outstanding - March 31, 2012	2,975,152	$1.10	5.26	$668,470
Exercisable - March 31, 2012	327,902	$4.60	5.33	$59,958
Vested and expected to vest - March 31, 2012	2,710,427	$1.14	5.26	$625,619

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2012, based on the closing price of the Company’s common stock of $0.90 on that date.

On January 23, 2012, the Board granted Dr. Balbir Brar,the Company’s President, an option to purchase 1,125,000 shares of common stock under the Plan. Pursuant to the terms of the Plan, the exercise price of the options is $0.736.  The stock option vests as follows: 1/36th of the unvested shares will vest on each of the 36 monthly periods following the date of the grant provided Dr. Brar continues to be employed by the Company as of the applicable vesting date.

On January 17, 2012, the Company granted Dr. Paul Finnegan, a director and senior advisor, an option to purchase up to 625,000 shares of common stock under the Plan. Pursuant to the terms of the Plan, the exercise price of the option is $0.64. The stock option will vest as follows: 250,000 shares on January 6, 2013, 250,000 shares on January 6, 2014 and 125,000 on January 6, 2015; provided however, that Dr. Finnegan must continue to serve as a consultant to the Company as of the applicable vesting date.

On January 25, 2012, the Board approved a one-time stock option grant to Mr. Mark Baum, the Company’s current Chief Executive Officer and a director, to purchase up to 625,000 shares pursuant to the Plan. These options were issued to Mr. Baum for his uncompensated services as Chairman of the Board of Directors and significant ongoing services related, but not limited to, the Company’s emergence from Chapter 11 bankruptcy protection, negotiation with creditors, pursuit of additional financing opportunities and hiring of executive officers.  The option vests in twelve equal monthly periods, commencing on January 25, 2012 and ending on January 25, 2013 and has an exercise price of $0.48.

On February 1, 2012, the Board granted Andrew R. Boll, the Company’s Vice-President of Accounting and Public Reporting, an option to purchase up 75,000 shares of common stock under the Plan. Pursuant to the terms of the Plan, the exercise price of the options is $0.736.  The stock option will vest as follows: 1/36th of the unvested shares will vest on each of the 36 monthly periods following the date of the grant provided Mr. Boll continues to be employed by the Company as of the applicable vesting date.

On February 15, 2012, the Board granted Dr. Joachim Schupp, the Company’s Chief Medical Officer, an option to purchase up to 375,000 shares of common stock under the Plan. Pursuant to the terms of the Plan, the exercise price of the options is $0.72.  The stock option vests as follows: 1/36th of the unvested shares will vest on each of the 36 monthly periods following the date of the grant provided Dr. Schupp continues to be employed by the Company as of the applicable vesting date.

The outstanding options were granted to the employees, directors and consultants at exercise prices that ranged from $0.48 to $16.00, the estimated fair market value of the common stock on the dates of issuance.  These options have expiration dates that range from 4 – 10 years of their grant date and were vested immediately, monthly, quarterly, or  on an annual basis up to five years. The Company uses the Black-Scholes-Merton option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has very limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of the Company.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The Company issued 2,825,000 options during the three months ended March 31, 2012.  The weighted average fair value per share of grants issued for the three months ended March 31, 2012 was $0.54.  The Company recorded stock-based compensation related to stock options for employees and directors as follows:

	For The Three Months Ended	For The Three Months Ended
	March 31, 2012	March 31, 2011
Employees - selling, general and administrative	$2,590	$44,859
Employees - research and development	41,546	18,366
Directors - selling, general and administrative	74,368	3,096
Total	$118,504	$66,321

As of March 31, 2012, there was approximately $1,414,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 2.45 years.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for the grants issued to employees and directors during the three months ended March 31, 2012:

2012
Weighted-average fair value of options granted	$0.54
Expected terms (in years)	5.4
Expected volatility	219-244%
Risk-free interest rate	0.51-0.93%
Dividend yield	-

NOTE 7.  WARRANTS

The Company issued warrants to purchase shares of its common stock in conjunction with private placement offerings in 2007 and 2008 and a consulting agreement in 2008. The expiration of the outstanding warrants occurs through May 2013 at various periods.

A summary of the activity of the warrants for the three months ended March 31, 2012 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2012	95,498	$33.16
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable - March 31, 2012	95,498	$33.16
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2012	0.66

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office facilities under a noncancelable operating lease, which expires in February 28, 2014, with a monthly amount due of $2,972 for the first 12 months beginning March 1, 2012, and $3,715 is due monthly for the next 12 months.   For the remaining fiscal year 2012, the Company’s lease commitment is approximately $24,000.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company.  The Company has also entered into an indemnification agreement with DermaStar as a secured lender.  This agreement requires the Company, among other things, to indemnify DermaStar, and any of its directors or officers as individuals, against specified expenses and liabilities, such as attorneys’ fees in connection with the preparation, amendment, appraisal, audit, modification, waiver, of the Line of Credit Agreement and enforcement of any rights/interest under the Line of Credit Agreement.  These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

Cosmetic Products Consulting Agreement

On August 25, 2008, the Company entered into an agreement with RIL-NA, LLC (“RIL-NA”) in order to enter into business relationships with third parties for certain of the Company’s cosmetic product formulations.  RIL-NA was to be paid a commission equal to approximately twenty percent (20%) of the adjusted gross revenues realized from product sales related to this agreement.  This agreement was terminable with 60 days written notice by either RIL-NA or the Company.  On June 12, 2011, the Company entered into another agreement with RIL-NA whereby RIL-NA paid approximately $5,000 in related legal filing fees to acquire exclusive marketing rights for the Company’s anti-cellulite product formulation from June 13, 2011 through August 11, 2011.  The June 2011 agreement automatically terminated on August 12, 2011, and no revenues or amounts were or are expected to be paid to or on behalf of the Company related to the same June 2011 agreement.

Cosmetic License Agreements

On May 20, 2009, the Company and JH Direct, LLC (“JH Direct”) entered into a licensing agreement providing JH Direct with the exclusive worldwide rights to the Company’s anti-cellulite cosmetic product which utilizes the Company’s patented transdermal delivery system technology, Accudel™.  Under the terms of the agreement, JH Direct must pay the Company initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product.

The Company received non-refundable royalty advances totaling $100,000 from JH Direct  During the three months ended March 31, 2012, the Company’s management concluded that JH Direct had abandoned its efforts to commercialize the anti-cellulite cream and the Company exercised its rights to terminate the agreement in January 2012, at which time all revenues from this agreement were recognized in full.  The Company does not expect to receive any additional funds from JH Direct under this contract.

In June 2010, the Company and Jan Marini Skin Research, Inc. (“JMSR”) entered into a licensing agreement providing JMSR with the exclusive U.S. rights to the Company’s transdermal delivery technology for use in an anti-cellulite cosmetic product for the dermatological market. Under the terms of the agreement, JMSR will pay Imprimis a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using the Company’s delivery technology. JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. In accordance with the cosmetic products consulting agreement, the cosmetic consultants will receive a percentage of the royalties paid to the Company. Management believes JMSR has abandoned its efforts to commercialize the anti-cellulite cream and the Company terminated this agreement in January 2012.  No revenues or amounts were or are expected to be paid to or on behalf of the Company related to this agreement.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the filing date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

Employment Agreement of Mark L. Baum, Esq. as Chief Executive Officer

On April 1, 2012, the Company’s Board of Directors (the “Board”) appointed Mr. Mark L. Baum, Esq. as the Company’s Chief Executive Officer.  Mr. Baum has served as the Company’s Chairman of the Board of Directors and its Principal Executive Officer and Secretary since December 17, 2011.  Concurrently with Mr. Baum’s appointment to Chief Executive Officer, Mr. Baum resigned from his position as Chairman of the Board.  Mr. Baum will continue to serve as a member of the Company’s Board of Directors and as the Company’s Secretary.  Concurrent with his appointment as Chief Executive Officer, the Company and Mr. Baum entered into an employment agreement effective as of April 1, 2012 (the “Baum Employment Agreement”). Under the terms of the Baum Employment Agreement, Mr. Baum’s initial base annual salary is to be $200,400, with a minimum salary increase of no less than 15% annually, subject to an annual review by the Board. Mr. Baum may be eligible, at the sole discretion of the Board, to receive an annual cash bonus of up to 30% of his annual base salary beginning in the fiscal year ending 2013. Mr. Baum may be terminated by the Company at any time. At the effective date of the Baum Employment Agreement, Mr. Baum and the Company recognize that the Company does not have the financial capacity to offer a full typical Chief Executive Officer severance package.  However, upon the closing of a Qualified Transaction, defined as (i) a debt or equity financing in which gross proceeds to the Company equals or exceeds $10 million; or (ii) completes a corporate partnership transaction that includes gross proceeds to the Company of at least $10 million to support the Company’s general and administrative expenses (each a “Qualified Transaction”), a severance package of at least one year’s pay and continued Company paid healthcare expenses will automatically be instituted.

Also on April 1, 2012, the Company granted to Mr. Baum an option to purchase up to 300,000 shares of Common Stock at an exercise price of $0.90 per share under the Plan pursuant to the Company’s form of Nonqualified Stock Option Agreement.  The option terminates on March 31, 2017 and vests over a two year period, with 75,000 options vesting immediately upon issuance and an additional 9,375 options vesting monthly for the next twenty-four months thereafter. In the event of an involuntary termination of Mr. Baum’s employment, the options issued pursuant to the Baum Option Agreement will vest immediately upon such termination.

Concurrently with Mr. Baum’s resignation as Chairman of the Board, on April 1, 2012, the Company’s Board appointed current director Dr. Robert Kammer as Chairman of the Board.

Advisory Agreement with Dr. Robert Kammer

Effective April 1, 2012, the Company entered into an advisory agreement with director Dr. Robert Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer will provide certain services to the Company in addition to his services as a director, including, but not limited to, providing management and advice regarding the operations of the registration clinical trials including start-up and on-going clinical operational and development activities, manufacturing and quality control of the clinical and commercial supplies, project and operational management, assistance in the identification of new drug delivery technologies that may be available for acquisition or license and assistance in the development of the Company’s intellectual property. Under the terms of the Advisory Agreement, Dr. Kammer is to be compensated $10,000 per month in the form of Common Stock based on $0.90 price per share being allocated to each dollar of payment due to Dr. Kammer.  Upon the completion of a financing transaction yielding not less than $15,000,000 to the Company, Dr. Kammer may unilaterally choose to be paid in either cash or Common Stock, based on the same $0.90 price per share. The Advisory Agreement has a term of 2 years.

Director Option Grants

On April 1, 2012, the Board of Directors approved the issuance of options to purchase 125,000 shares of Common Stock to each of the Company’s directors, including the Company’s employee and non-employee directors, under the 2007 Plan pursuant to the Company’s form of Nonqualified Stock Option Agreement.  Each of the options has an exercise price of $0.90 per share.  The options have a term of five years and vest quarterly over a one year period, such that options to purchase 31,250 shares vest on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013.

On April 1, 2012, in connection with his appointment as Chairman, the Company granted to Dr. Kammer an additional option to purchase up to 300,000 shares of Common Stock at an exercise price of $0.90 per share under the 2007 Plan pursuant to the Company’s form of Nonqualified Stock Option Agreement.  The option terminates on March 31, 2017 and vests over a two year period, with 75,000 options vesting immediately upon issuance, and an additional 9,375 options vesting monthly for the next twenty four months thereafter.

On April 1, 2012, in recognition and consideration for his services as a director to the Company during 2010 and 2011, the Board approved the issuance to Dr. Jeff Abrams of an additional option to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.90 per share under the 2007 Plan pursuant to the Company’s form of Nonqualified Stock Option Agreement.  The option has a ten year term and vests monthly over a one year period.

Private Placement Offering

On April 20, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance of 10,058,455 units (each, a “Unit”) consisting of one share of the Company’s common stock (“Common Stock”) and a warrant (each, a “Warrant”) to purchase up to one-fourth of a share of the Company’s Common Stock at an exercise price of $1.185 per share, at a price per Unit of $0.79 (the “Private Placement”).  The Private Placement closed on April 25, 2012 (the “Closing Date”).  In connection with the Private Placement, the Company issued an aggregate of 10,058,455 shares of Common Stock and Warrants to purchase an aggregate of 2,514,642 shares of Common Stock, for aggregate gross proceeds to the Company of approximately $7.95 million.

The Warrants have a term of three years and are exercisable any time after April 25, 2012 (the “Initial Exercise Date”).  The Company may require that the Investors exercise the Warrants in whole, but not in part, at any time within twenty (20) business days after the occurrence of the following: (i) the volume weighted average price of the Company’s Common Stock for ten (10) consecutive trading days is equal to or greater than the exercise price of the Warrant; (ii) the Company has received a Filing Review Notification from the U.S. Food and Drug Administration regarding the status of the Company’s Impracor™ topical non-steroidal anti-inflammatory drug; and (iii) sufficient shares of Common Stock are authorized and reserved for issuance upon the full exercise of the Warrant.

DermaStar Line of Credit Conversion

As described in Note 4, the Company entered into the Line of Credit Agreement with DermaStar on December 9, 2011.  The Line of Credit Agreement provided for advances to the Company of up to an aggregate of $750,000.  As of April 20, 2012, the aggregate principal balance owing under the Line of Credit was $750,000.  Effective April 20, 2012, the Company and DermaStar entered into a Promissory Note Conversion Agreement (the “Conversion Agreement”) wherein the parties agreed that the entire outstanding principal balance of the Promissory Notes and all related accrued interest, totaling $762,534, would be converted into Units at a rate of $0.79 per Unit, consistent with the terms of the issuance of the Units in the Private Placement, effective upon the closing of the Private Placement.  On the Closing Date, DermaStar was issued a total of 965,233 shares of Common Stock and a related Warrant to purchase an aggregate of 241,308 shares of Common Stock at an exercise price of $1.185 per share upon conversion of the outstanding principal balance and unpaid interest under the Line of Credit. The warrant issued to DermaStar is substantially the same as the form of Warrant issued in the Private Placement.  The Line of Credit has since been terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those expected or projected.   For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include, our ability to raise capital, cost of such capital, our ability to hire, retain and otherwise engage qualified personnel to execute our business plan, the success of the design and execution of our clinical trials, the ability of competitors to access the market we intend to serve, and the ongoing market need for the technologies and products we are developing.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report of Form 10-Q and similar discussions in our other SEC filings.  Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change.  Readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Overview

We are a specialty pharmaceutical company developing non-invasive, topically delivered products. Our innovative patented Accudel™  cream formulation technology is designed to facilitate the effective penetration of a variety of products through the tough skin barrier.  Impracor™, our lead pain product, utilizes the Accudel™  platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its well-known anti-inflammatory and analgesic effects.  We intend to leverage the Accudel™  platform technology to expand and create a portfolio of topical products for a variety of indications.

On February 28, 2012, we changed our name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc.  All prior references to Transdel Pharmaceuticals, Inc. have been changed to Imprimis to reflect our current name.  Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “Imprimis” refers to Imprimis Pharmaceuticals, Inc. and its subsidiaries.

On February 28, 2012, we affected a one-for-eight reverse split of our authorized, issued and outstanding common stock.  The information in this Quarterly Report and the accompanying financial statements for interim and annual prior periods presented have been retroactively adjusted to reflect the effects of the reverse stock split.

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

Plan of Operations

 For the next twelve months, our current operating plan is focused on the development of our lead drug, Impracor™, for the indication of acute pain, inflammation and swelling associated with soft tissue injuries, development of cosmetic products and co-development opportunities in other therapeutic areas utilizing our Accudel™  platform technology.

Clinical Program for Impracor™

In June 2008, we initiated a Phase 3 clinical study designed as a randomized, double-blind, placebo-controlled, multi-center Phase 3 study that enrolled a total of 364 patients with acute soft tissue injuries of the upper or lower extremities in 26 centers in the United States. The primary efficacy endpoint was the difference between Impracor™ and placebo in the change from baseline in pain intensity as measured by the 100 mm Visual Analogue Scale (VAS) during daily activities over the past 24 hours on the Day 3 visit.

As we reported in October 2009, the top-line results showed that the study demonstrated, failed to meet its primary endpoint, although the per protocol analysis showed statistical significance favoring Impracor™.  There were no Impracor™ treatment related gastrointestinal, cardiovascular, hepatic or other clinically relevant adverse events (AEs) reported. In particular, there was a low incidence of skin associated AEs, 1.1% with Impracor™ and 2.2% with placebo. Furthermore, Impracor™ was well absorbed through the skin and in support of the safety and tolerability only minimal blood concentrations of ketoprofen were detected in a subset of patients who underwent blood sampling for pharmacokinetic (PK) analyses following repeated topical applications.  These PK results are consistent with our previous clinical study findings and support the strong safety profile.

In January 2010, we reported on further post-hoc analyses of the ITT data from the Impracor™ Phase 3 study.  For the modified ITT analysis we identified 35 patients who did not meet study entry criteria at the time of randomization.  Excluding these patients who did not meet the study entry criteria but was nevertheless randomized into the trial, the modified ITT population demonstrated statistical significance (p<0.038) on the primary efficacy endpoint for Impracor™ compared to placebo vehicle).  This post-hoc analysis was confirmed by a third-party statistical expert.

The weight of evidence of a treatment effect in this study is further strengthened by a key secondary endpoint (pain intensity recorded 3 times daily on patient diary cards) that supports the primary endpoint. The pain curves over time show consistent separation between treatment groups reaching statistical significance in favor of Impracor™; using both the original and modified ITT population.  Furthermore, the proportion of subjects who were satisfied with the treatment and achieved moderate or higher pain relief - as recorded on a 7 point Likert Scale - was statistically significantly greater with Impracor™ on Day 3  (p= 0.023).

Based on discussions with the FDA at least two adequate and well-controlled Phase 3 studies are required in order to obtain  regulatory approval to market Impracor™.  As part of a routine requirement to provide safety information in the NDA submission we have to perform studies such as to assess the allergenicity potential and  absorption of ketoprofen during concurrent exercise and heat exposure with Impracor™.  These additional supportive trials will be conducted in healthy subjects.  The timing of the second and third Phase 3 trial and the other supportive studies will be dependent on obtaining adequate financing to support the execution of these activities and for other working capital expenditures.  Upon receipt of such financing, we anticipate initiating the second Phase 3 trial and supportive studies in 2012 or 2013.  Based on successful outcome of the two additional Phase 3 trials, we anticipate filing the 505(b)(2)application in a timely manner.  We expect that Impracor™, if and when approved by the FDA, could become the first topical ketoprofen and the first NSAID cream product available by prescription in the United States for acute, localized pain management.

Cosmetic Product Development Program

We have expanded our product development programs to include cosmetic products, which utilize our patented transdermal delivery system technology, Accudel™.  Our lead product is an anti-cellulite formulation, for which we have initial clinical information supporting the beneficial effects of this key cosmetic product on skin appearance.  Our potential pipeline of cosmetic products includes hyperpigmentation and anti-aging formulations.

On August 25, 2008, the Company entered into an agreement with RIL-NA, LLC in order to enter into business relationships with third parties for certain of the Company’s cosmetic product formulations.  RIL-NA, LLC was to be paid a commission equal to approximately twenty percent (20%) of the adjusted gross revenues realized from transactions related to this agreement.  This agreement is terminable with 60 days written notice by either RIL-NA or the Company.  On June 12, 2011, the Company entered into another agreement with RIL-NA, LLC whereby RIL-NA paid approximately $5,000 in related legal filing fees to acquire exclusive marketing rights for the Company’s anti-cellulite product formulation from June 13, 2011 through August 11, 2011.  The June 12, 2011 agreement automatically terminated on August 12, 2011 and no revenues or amounts were paid to or on behalf of the Company based on this agreement.

On May 20, 2009, we entered into a license agreement with JH Direct, LLC (“JH Direct”) providing JH Direct with the exclusive worldwide rights to our anti-cellulite cosmetic product.  Under the terms of the agreement, JH Direct will pay us initial royalty advances if the product is marketed and a continuing licensing royalty on the worldwide sales of the anti-cellulite product.  We retained the exclusive rights to seek pharmaceutical/dermatological partners for the anti-cellulite product for an initial period of one year following the launch of the product, thereafter JH Direct will be allowed to expand in this channel.  In September 2010, it was announced that JH Direct had completed their initial product testing of our anti-cellulite formulation in 24 subjects, which consisted of observing the before and after results of applying the product over a 16 week period.  The excellent results observed during this test led JH Direct to initiate plans for a final test in approximately 25 subjects to be conducted by a third-party skin research center that will conduct a similar test to the initial test as well as obtain additional measurements over a 12 week period.  JH Direct planned a commercial launch of the product for the first quarter of 2011 subject to successful completion of this final test.  As of December 31, 2010, we received $80,000 in advance non-refundable royalty payments and $20,000 during April 2011.  The Company exercised its termination rights under the license agreement and terminated this contract effective January 30, 2012.

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

Other Product Development Programs

We believe that the clinical success of Impracor™ will facilitate the use of the Accudel™  delivery technology in other products.   We have identified co-development opportunities for potential products utilizing the Accudel™  platform technology and we are exploring potential partnerships for these identified products.    We are also looking to out-license our Imprimis™ drug delivery technology for the development and commercialization of additional innovative drug products.  There can be no assurance that any of the activities associated with our product development programs will lead to definitive agreements.

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

On July 26, 2011, the Bankruptcy Court denied our motion to sell our assets pursuant to the Asset Purchase Agreement. On October 7, 2011, we terminated the Asset Purchase Agreement pursuant to its terms.  On November 21, 2011, in connection with the transactions described below, we requested that the Bankruptcy Court dismiss the Chapter 11 Case and retain jurisdiction to decide matters related to claims brought in the Bankruptcy Case by the Purchaser.  On December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.  In connection with the dismissal of the Chapter 11 Case, the Bankruptcy Court, among other things, declined to retain jurisdiction over claim objection proceedings and found moot tour objection to certain claims of Cardium Therapeutics, Inc. and Cardium Healthcare, Inc., a wholly owned subsidiary of Cardium.  The dismissal of the Chapter 11 Case was based upon the provisions of both 11 U.S.C. Sections 305(a) and 1112(b).

Secured Line of Credit

On November 21, 2011, we entered into a Secured Line of Credit Letter Agreement (the “Line of Credit Agreement”) with DermaStar International, LLC (“DermaStar”), pursuant to which DermaStar agreed to lend us funds under a line of credit upon certain conditions, including the dismissal of the Chapter 11 Case by the Bankruptcy Court.   The Line of Credit Agreement became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  The Line of Credit Agreement provided for advances of up to an aggregate of $750,000, subject to the satisfaction by us of certain conditions in connection with the initial advance and each subsequent advance.

On April 25, 2012, the entire outstanding principal balance and all accrued and unpaid interest under the line of credit, an aggregate of $762,534, was converted into 965,233 units consisting of one share of our common stock and warrants to purchase one-fourth of a share of our common stock at the offering price and on the terms of the April Private Placement described below, pursuant to the terms of a Conversion Agreement we entered into with DermaStar on April 20, 2012.  The warrants have substantially the same terms as the warrants issued in the April Private Placement.  The line of credit was terminated upon the completion of the conversion.

Change in Control – Issuance of Preferred Stock

In partial consideration for and in connection with the Line of Credit Agreement, on November 21, 2011 we executed a Securities Purchase Agreement (the “Series A Purchase Agreement”) with DermaStar, pursuant to which we agreed to issue ten (10) shares of newly-designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to DermaStar for an aggregate purchase price of $100,000.   The Series A Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 12, 2011, we and DermaStar consummated the transactions contemplated by the Series A Purchase Agreement.  The shares of Series A Preferred Stock issued to DermaStar in the offering are convertible into 59,988,002 shares of our common stock.  Upon issuance of the Series A Preferred Stock, DermaStar, and its members individually, became control persons of the Company.  We appointed DermaStar Managing Members Mark L. Baum and Robert J. Kammer to our Board of Directors in December 2011.

Settlement with the Holders of the Company’s 7.5% Convertible Promissory Note

On April 5, 2010, we issued a $1,000,000 7.5% Convertible Promissory Note (the “Convertible Note”) to a single investor.  During January 2012, the investor sold 80% of the Convertible Note to DermaStar in a private transaction.  Effective as of January 25, 2012, we entered into separate waiver and settlement agreements with DermaStar and Alexej Ladonnikov, the two holders of the Convertible Note.

In connection with each of the waiver and settlement agreements, the holders of the Convertible Note each agreed to forever waive (i) their rights to accelerate the entre unpaid principal sum of the Convertible Note and all accrued interest pursuant to Section 1 of the Convertible Note, (ii) their rights under Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, and (iii) certain conversion rights pursuant to Section 3 of the Convertible Note. In addition, pursuant to the terms of the waiver and settlement agreement with DermaStar, we and DermaStar agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Convertible Note held by DermaStar, at such time as we had a sufficient number of authorized common shares to effect such a conversion, into our common stock at a conversion price of approximately $0.13336. Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 in current accounts payable of the Company held by DermaStar, at such time as we had a sufficient number of shares of authorized common stock and DermaStar was able to convert the convertible note.

Pursuant to the terms of the waiver and settlement agreement with Mr. Ladonnikov, we and Mr. Ladonnikov agreed to the mandatory conversion of the 20% of the principal and accrued and unpaid interest of the convertible note held by Mr. Ladonnikov, at such time as we had a sufficient number of authorized common shares to effect such a conversion, into our common stock a conversion price of $0.12. Mr. Ladonnikov also agreed to make a one-time payment of $50,000 to us at such time as the convertible note was converted into common stock.

On February 28, 2012, effective immediately following the effective time of our Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock and implementing the one-for-eight reverse split of our common stock, the entire outstanding balance and all accrued but unpaid interest owing under the Convertible Note and the accounts payable held by DermaStar were converted into 9,179,150 shares of common stock, and the Convertible Note was terminated. Mr. Ladonnikov made the required one-time payment of $50,000 to us at the time of the conversion.

April Private Placement

On April 20, 2012, we entered into a Securities Purchase Agreement with certain accredited investors relating to the sale and issuance of 10,058,455 units consisting of one share of our common stock and a warrant o purchase up to one-fourth of a share of our common stock at an exercise price of $1.185 per share, at a price per unit of $0.79 (the “April Private Placement”).  In connection with the closing of the April Private Placement on April 25, 2012, we issued an aggregate of 10,058,455 shares of common stock and warrants to purchase an aggregate of 2,514,642 shares of common stock, for aggregate gross proceeds to us of $7.95 million.  The securities sold in the April Private Placement were sold in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The investors are not entitled to any registration rights with respect to the common stock and warrants issued in the April Private Placement.  The warrants have a term of three years and are exercisable any time after April 25, 2012. We may require that the investors exercise the warrants in whole, but not in part, at any time within twenty (20) business days after all of the following conditions have been satisfied: (i) the volume weighted average price of the our common stock for ten (10) consecutive trading days is equal to or greater than the exercise price of the warrant; (ii) we have received a Filing Review Notification from the U.S. Food and Drug Administration regarding the status of Impracor™; and (iii) sufficient shares of common stock are authorized and reserved for issuance upon full exercise of the warrant.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

	Three months ended March 31,		$
	2012	2011	Variance
Revenues	$100,00	$0	$100,000

For the three months ended March 31, 2012, we recognized $100,000 in revenues.  These revenues were non-refundable royalty advances, unrelated to product sales, paid to the Company in December 2010 and April 2011.  The revenues stem from our terminated license agreement which had provided JH Direct rights to our anti-cellulite cosmetic product.  This agreement was terminated in January 2012, and we do not expect any other revenues to be recognized from it.  No revenues were recognized during the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses:

	Three months ended March 31,		$
	2012	2011	Variance
Selling, general and administrative	$308,956	$326,604	$(17,648)

For the three months ended March 31, 2012, there was a slight decrease of $17,648 in selling, general and administrative expenses, as compared to the same period in the prior year.  During the three months ended March 31, 2011, the Company began winding down and ceasing operations, which included the suspension of payroll beginning in March 2011.  Following the dismissal of the Chapter 11 Case on December 9, 2011 we resumed operations.  Selling, general and administrative expenses during the three months ended March 31, 2012 were related to the hiring of new personnel and management and legal and accounting fees associated with complying with our SEC reporting obligations.

Research and Development Expenses

Our research and development expenses primarily include costs for the Impracor™ clinical program.  These costs are comprised of expenses for our first Phase 3 study, including costs for our contract research organization and investigator payments to the clinical sites participating in the study.  Other expenses are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.

The table below provides information regarding research and development expenses:

	Three months ended March 31,		$
	2012	2011	Variance
Research and development	$142,963	$87,216	$55,747

For the three months ended March 31, 2012, the increase of $55,747 in research and development expense, as compared to the same period in the prior year, was primarily related to the hiring of new personnel and consultants in 2012 for the planning and development of additional Phase 3 studies of our Impracor™ clinical program.

Interest Expense

Interest expense was $21,082 for the three months ended March 31, 2012 and $18,493 for the three months ended March 31, 2011.  The 10% promissory notes issued under our Line of Credit with DermaStar, with principal balances totaling $600,000 as of March 31, 2012, accounted for $8,959 of interest expense during the three months ended March 31, 2012 and $0 during the same period in the prior year.  The 7.5% convertible note a with principal balance of $1,000,000, issued in April 2010 (and converted in February 2012) accounted for interest expense of $12,123 during the three months ended March 31, 2012 and $18,493 during the same period in the prior year.

Loss from Extinguishment of Debt

On January 25, 2012, the Company entered into separate waiver and settlement agreements with Alexej Ladonnikov, the holder of 20% of the 7.5% Convertible Note (the “Note”) and DermaStar, the holder of 80% of the Note. Pursuant to the terms of the Ladonnikov Waiver Agreement, Mr. Ladonnikov and the Company agreed to the mandatory conversion of the twenty percent (20%) of the principal and accrued and unpaid interest of the Note held by Mr. Ladonnikov into the common stock of the Company at a conversion price of $0.12, at such time as the Company had a sufficient number of authorized common shares to effect such a conversion,. Additionally, Mr. Ladonnikov agreed to make a one-time payment to the Company of $50,000 at the time of such conversion.  On February 28, 2012, we received payment of $50,000 and issued 1,904,338 common shares to Mr. Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521).  We determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Note principal balance less $50,000 cash payment) for the three months ended March 31, 2012.

The Company and DermaStar agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Note held by DermaStar into the common stock of the Company at a conversion price of $0.13336 (“DermaStar Conversion Price”), at such time as the Company had a sufficient number of authorized common shares to effect such a conversion. Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 in accounts payable of the Company (“AP Conversion”) held by DermaStar, at such time as the Company had a sufficient number of authorized common shares and was able to convert the Note. The AP Conversion was made at the DermaStar Conversion Price. On February 28, 2012, we issued 7,274,812 common shares to DermaStar as payment in full for their 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and $56,087 in accounts payable.  We determined this to be a substantial modification to the debt instrument and  applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the three months ended March 31, 2012.

Net Loss

Net loss attributable to common stockholders for the three months ended March 31, 2012, was $1,379,088 or $0.26 per basic and diluted share compared to $432,313, or $0.22 per basic and diluted share, for the three months ended March 31, 2011.

Liquidity and Capital Resources

 Our cash on hand at March 31, 2012 was $146,711.  The increase in cash is primarily attributable to amounts drawn under our Line of Credit Agreement with DermaStar, which we entered into in December 2011.  As of March 31, 2012, the principal outstanding balance under all outstanding promissory notes under the Line of Credit was $600,000.  Since inception through March 31, 2012, we have incurred losses of approximately $19.9 million. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Impracor™. Historically, our operations have been financed through capital contributions and debt and equity financings.

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

Convertible Note

On April 5, 2010, we issued a $1,000,000 7.5% Convertible Promissory Note (the “Convertible Note”) to a single investor.  During January 2012, the investor sold 80% of the Convertible Note to DermaStar in a private transaction.  Effective as of January 25, 2012, we entered into separate waiver and settlement agreements with DermaStar and Alexej Ladonnikov, the two holders of the Convertible Note.

In connection with each of the waiver and settlement agreements, the holders of the Convertible Note each agreed to forever waive (i) their rights to accelerate the entre unpaid principal sum of the Convertible Note and all accrued interest pursuant to Section 1 of the Convertible Note, (ii) their rights under Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, and (iii) certain conversion rights pursuant to Section 3 of the Convertible Note. In addition, pursuant to the terms of the waiver and settlement agreement with DermaStar, we and DermaStar agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Convertible Note held by DermaStar, at such time as we had a sufficient number of authorized common shares to effect such a conversion, into our common stock at a conversion price of approximately $0.13336. Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 in current accounts payable of the Company held by DermaStar, at such time as we had a sufficient number of shares of authorized common stock and DermaStar was able to convert the convertible note.

Pursuant to the terms of the waiver and settlement agreement with Mr. Ladonnikov, we and Mr. Ladonnikov agreed to the mandatory conversion of the 20% of the principal and accrued and unpaid interest of the convertible note held by Mr. Ladonnikov, at such time as we had a sufficient number of authorized common shares to effect such a conversion, into our common stock a conversion price of $0.12. Mr. Ladonnikov also agreed to make a one-time payment of $50,000 to us at such time as the convertible note was converted into common stock.

On February 28, 2012, effective immediately following the effective time of our Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock and implementing the one-for-eight reverse split of our common stock, the entire outstanding balance and all accrued but unpaid interest owing under the Convertible Note and the accounts payable held by DermaStar were converted into 9,179,150 shares of common stock, and the Convertible Note was terminated.  In addition, Mr. Ladonnikov made a one-time payment of $50,000 to us at the time of the conversion.

Line of Credit

On November 21, 2011, we entered into the Line of Credit Letter Agreement with DermaStar, pursuant to which DermaStar agreed to lend us funds under a secured line of credit upon the satisfaction of certain conditions, including the dismissal of the Chapter 11 Case by the Bankruptcy Court.  The Line of Credit Agreement became effective on December 9, 2011.  The Line of Credit Agreement provided for advances of up to an aggregate of $750,000, subject to the satisfaction by us of certain conditions in connection with the initial advance and each subsequent advance.  As of December 31, 2011, we had requested advances of $[300,000] under the line of credit.

On April 25, 2012, the entire outstanding principal balance and all accrued and unpaid interest under the line of credit, an aggregate of $762,534, was converted into 965,233 units consisting of one share of our common stock and warrants to purchase one-fourth of a share of our common stock at the offering price and on the terms of the April Private Placement described below, pursuant to the terms of a Conversion Agreement we entered into with DermaStar on April 20, 2012.  The warrants have substantially the same terms as the warrants issued in the April Private Placement.  The line of credit was terminated upon the completion of the conversion.

April Private Placement

On April 20, 2012, we entered into a Securities Purchase Agreement with certain accredited investors relating to the sale and issuance of 10,058,455 units consisting of one share of our common stock and a warrant o purchase up to one-fourth of a share of our common stock at an exercise price of $1.185 per share, at a price per unit of $0.79.  In connection with the closing of the April Private Placement on April 25, 2012, we issued an aggregate of 10,058,455 shares of common stock and warrants to purchase an aggregate of 2,514,642 shares of common stock, for aggregate gross proceeds to us of $7.95 million.  The securities sold in the April Private Placement were sold in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The investors are not entitled to any registration rights with respect to the common stock and warrants issued in the April Private Placement.  The warrants have a term of three years and are exercisable any time after April 25, 2012. We may require that the investors exercise the warrants in whole, but not in part, at any time within twenty (20) business days after all of the following conditions have been satisfied: (i) the volume weighted average price of the our common stock for ten (10) consecutive trading days is equal to or greater than the exercise price of the warrant; (ii) we have received a Filing Review Notification from the U.S. Food and Drug Administration regarding the status of Impracor™; and (iii) sufficient shares of common stock are authorized and reserved for issuance upon full exercise of the warrant.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow	The Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(334,842)	$(220,596)
Net cash used in investing activities	(14,607)	-
Net cash provided by financing activities	350,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	551	(220,596)
Cash and Cash Equivalents at Beginning of the Period	146,160	291,462
Cash and Cash Equivalents at End of the Period	$146,711	$70,866

Operating Activities

Net cash used in operating activities was $334,842 for the three months ended March 31, 2012, as compared to $220,596 used in operating activities during the same period for the prior year. The increase in net cash used in operating activities was mainly due to resuming the operation of our business, including assembling a management team and hiring employees, and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $14,607 and $0, respectively.   During the three months ended March 31, 2012, the Company moved into its new office space and acquired furniture and office equipment to furnish the office space.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $350,000 and $0, respectively.  The increase in cash is primarily attributable to the DermaStar Line of Credit Agreement agreed to in December 2011, of which we have drawn down $300,000 during the three months ended March 31, 2012.  The Company also received $50,000 from Mr. Ladonnikov, the previous holder of 20% of the principal and unpaid accrued interest of the 7.5% Convertible Note issued in April 2010, as a result of the waiver of certain provisions and modification of conversion terms found in the aforementioned Note.

We have limited funds to support our operations. We have prepared our consolidated financial statements on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations.

As further described under the heading “Management’s Discussion and Analysis – Recent Developments – April Private Placement,” on April 25, 2012, we closed a private placement of common stock and warrants and received aggregate proceeds from the offering of approximately $7,950,000.  We currently have sufficient cash reserves to operate and execute our business plan for the 2012 fiscal year; however we expect that we will need to raise approximately $7 million in additional funds to fully operate and complete our planned clinical trials.  We expect the need for additional funds in order to conduct additional Phase 3 trials and any other studies that may be required to obtain regulatory approval to market Impracor™, to pursue a cosmetic development program and to explore other co-development opportunities. If adequate financing is not available, we may not be able to obtain regulatory approval to market Impracor™ or develop any additional products.

We will be required to pursue sources of additional capital to fund our operations through sources of financing that could include equity and debt financings, funding from a corporate partnership and licensing arrangements. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.

We may be unable to obtain when necessary as a result of, among other things, general economic conditions, conditions in the pharmaceuticals industry or as a result of our operating history, including our recent bankruptcy proceedings.  In addition, the fact that we are not and have never been profitable and will require significant additional funds to complete our clinical trials could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to cease operations.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2011 consolidated financial statements, we have incurred recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.  In addition, since we do not have adequate cash resources, as of the date of the Report, to support our operating plan for the next twelve to eighteen months, there is substantial doubt about our ability to continue as a going concern.

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

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation.  All share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes-Merton option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

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

Income Taxes.  As part of the process of preparing our financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective because of the existence of unremediated material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2012, we began taking the necessary actions to remediate material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2011.  We expect to implement the following corrective actions during  the year ending December 31, 2012:

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

As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report on Form 10-K for the year ended December 31, 2012. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than our ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a limited operating history since the dismissal of our voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2011, and we may be unable to successfully resume our operations and implement our business plan.

On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On November 21, 2011, in connection with our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC (“DermaStar”), we requested that the Bankruptcy Court dismiss the Chapter 11 Case.  On December 9, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case, and since that date we have engaged a new management team, appointed new directors to fill certain vacancies on our Board and worked towards re-initiating our Phase 3 clinical trials for Impracor™.  However, we have a limited operating history since the dismissal of the Chapter 11 Case, and we may not be successful in our efforts to resume our operations.  Prior to the filing of the Chapter 11 Case, we were unable to successfully pursue our business plan due to a lack of funding.  We will require additional capital to pursue our clinical trials and maintain our operations.  We may be unable to obtain such funds when necessary.  In addition, by September2011 we had no full-time employees, retaining the consulting services of one former employee in order to manage any matters related to the Chapter 11 Case.  We have had to re-assemble an executive management and research and development team, as well as employees to assist with our general operations.  We currently have 5 employees, a number of whom are former employees, and we will need to hire additional employees in order to execute our business plan.  Given our operating history, we may be unable to assemble an effective management team, or to hire and retain qualified individuals.  As a result, we may be unable to successfully resume our operations and pursue our business plan.

We will need to raise additional funds to operate our business.

We expect that our operating expenses will increase substantially over the current fiscal annual period as we focus on resuming our operations. On April 25, 2012, we closed the April Private Placement and received net proceeds of approximately $7.95 million.  With the proceeds from the April Private Placement, we expect to have sufficient funds available to operate our business for 12 to 18 months following April 25, 2012. We expect to continue to seek funding in order to pursue our business plan. We do not have any arrangements in place for any future financing. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations, and our business may fail.

The report of our independent registered public accounting firm on our 2011 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations. We prepared our consolidated financial statements in our Form 10-K for the year ended December 31, 2011, on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. With our current cash and cash equivalents position as of March 31, 2012, we have forecasted and anticipate having adequate resources in order to execute a portion of our operating plan through the first quarter of 2013. The report of our independent registered public accounting firm on our December 31, 2011 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. We received proceeds of approximately $7.95 million in the April Private Placement, which will enable us to pursue obtaining regulatory approval to market Impracor™. However, we will need to secure additional funds in order to complete our clinical trials and pursue other product development opportunities. If adequate financing is not available, we will not be able to meet United States Food and Drug Administration (“FDA”) requirements to obtain regulatory approval to market Impracor™. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, we may be unable to obtain such financings on reasonable terms, or at all. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments generally and specifically in the pharmaceutical industry. In addition, the fact that we are not profitable, have previously filed for Chapter 11 bankruptcy, and will need significant additional funds to execute the additional Phase 3 clinical trial and supportive studies in order to obtain regulatory approval to market Impracor™, and any other clinical trials we would want to commence for other products, could further impact the availability or cost of future financings. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We have incurred losses in the research and development of Impracor™ and our Accudel™ technology since inception. We may never generate revenue or become profitable.

From inception through March 31, 2012, we have an accumulated deficit of approximately $19.9 million.  We have incurred losses in every year of our operations, and in the fiscal year ended December 31, 2011, we incurred a net loss of approximately $954,000. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic products. The license fees for such drugs or active ingredients may increase our costs.

As we continue to engage in the development of Impracor™ and develop other products, including cosmetic products, there can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether Impracor™ receives FDA approval. We cannot be certain that we will receive FDA approval for Impracor™, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Unless we raise additional capital, we will not be able to execute our business plan or fund business operations. Furthermore, we will be forced to reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for our drug candidates;

●	the costs to rebuild our management team following the dismissal of the Chapter 11 Case, including attracting and retaining personnel with the skills required for effective operations; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. In particular, the outcome of the final analyses of the data from the Phase 3 clinical trial for Impracor™ may vary from our initial conclusions or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial. The FDA has required two adequate and well controlled Phase 3 clinical trials for Impracor™ before we can submit a 505(b) (2) New Drug Application. In addition, the results of any future clinical trials may not be favorable and we may never receive regulatory approval for Impracor™. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.

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

Regulatory review also covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We are also required to submit information on our open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results.  We may not be able to obtain the labeling claims necessary or desirable for product promotion.

Delays in the conduct or completion of our clinical and non-clinical trials for Impracor™ or the analysis of the data from our clinical or non-clinical trials may result in delays in our planned filings for regulatory approvals, and may adversely affect our business.

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

None of our pharmaceutical product candidates, other than Impracor™, have commenced clinical trials.

None of our pharmaceutical product candidates, other than Impracor™, have commenced any clinical trials and there are a number of FDA requirements that we must satisfy in order to commence clinical trials. These requirements will require substantial time, effort and financial resources. We cannot assure you that we will ever satisfy these requirements. In addition, prior to commencing any trials of a drug candidate, we must evaluate whether a market exists for the drug candidate. This is costly and time consuming and no assurance can be given that our market studies will be accurate. We may expend significant capital and other resources on a drug candidate and find that no commercial market exists for the drug. Even if we do commence clinical trials of our other drug candidates, such drug candidates may never be approved by the FDA.

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

In the future, we may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years. Currently we have been able to secure insurance coverage; however, we may be faced with a successful claim against us in excess of our product liability coverage that could result in a material adverse impact on our business. If insurance coverage is too expensive or is unavailable to us in the future, we may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on our operations.

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

We obtained a patent from the United States Patent and Trademark Office on our Accudel™ technology in 1998, which affords protection of Accudel™ through 2016 in the United States. We may not be successful in our efforts to extend the date of our patent protection beyond 2016.

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

We have undertaken an effort to examine our intellectual property assets and have or shall file certain patents in certain jurisdictions, with the goal of attaining additional protections for our technologies and any related future products. The applications we have filed or we expect to file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain additional patents may limit our protection against generic drug manufacturers and other parties who may seek to copy or otherwise produce products substantially similar to ours using technologies that may be substantially similar to those we own.

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

Our product development program has included cosmetic products, which utilizes the basis of our patented transdermal delivery system technology, Accudel™. Since our primary focus will remain on seeking FDA approval for Impracor™, we plan to use limited resources on our cosmetic development program and, as a result, we will need to partner with third parties to perform formulation, clinical research, manufacturing, sales and marketing activities. We have entered into license agreements with two companies for a potential anti-cellulite product. We cannot assure you that the results of any further studies that may be required before this product can be commercialized will be successful, that we will enter into additional commercial agreements with third parties for this product on acceptable terms, or at all, or that this product will be successfully commercialized. Even if we are not required to obtain FDA pre-market approval for this product, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make about the anti-cellulite product. There is no assurance that we will be successful in developing any other cosmetic products, including products for hyperpigmentation and anti-aging. Any products we develop may cause undesirable side effects that could limit their use, require their removal from the market and subject us to adverse regulatory action and product liability claims. Further, the market for cosmetic products is highly competitive, and there is no assurance that our products will be able to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.

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

We lost all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key individuals and institutions, we may not succeed in retaining personnel or their services under existing agreements or otherwise. There is intense competition for qualified personnel in the pharmaceutical industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

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

We may not be able to k●eep up with the rapid technological change in the biotechnology and pharmaceutical industries, which could make our products obsolete and reduce our potential revenues.

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

The healthcare industry is changing rapidly as the public, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and reduce our business or prospects. We cannot predict when, if any, proposed healthcare reforms will be implemented or their effect on our business.

Risks Relating to the Common Stock

Certain members of management and the Board of Directors collectively own or have the right to acquire 54% of our common stock, and any sale of such shares by management and the Board of Directors from time to time would have an adverse effect on our stock price.

There is no established trading market for our common stock, which trades at fluctuating rates, prices and volumes. Certain members of management, namely, Messrs. Kammer and Baum, directly and indirectly own, or have the right to acquire within 60 days, approximately 16,542,353 shares of our common stock constituting approximately 54% of the shares of common stock outstanding following such issuance to them. The issuance of these shares has been, and will be, highly dilutive to our other stockholders. In addition, the sale of even a portion of these shares by management will likely have a material adverse effect on our stock price.

Our principal stockholders have the ability to exert significant control in matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

DermaStar holds voting control over 53% of our capital stock. Since our stock ownership is concentrated among a limited number of holders and our Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, DermaStar has the ability to approve stockholder actions without holding a meeting of stockholders and control the outcome of all actions requiring stockholder approval, including the election of our board of directors and change of control transactions. The Chairman of our Board, Dr. Kammer, and our director and Chief Executive Officer, Mr. Baum, are each Managing Members of DermaStar. Through their concentration of voting power, they could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders. Accordingly, investors should not invest in our securities without being willing to entrust the Company’s business decisions to such persons.

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

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we will not be able to manage our business as effectively, and our business and reputation with investors would be harmed. Any such inabilities to establish effective controls or loss of confidence would have an adverse effect on our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if past failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On May 9, 2012, we entered into a Termination Agreement terminating our Senior Advisory Agreement with director Dr. Paul Finnegan, effective as of May 9, 2012.  We also entered into an amendment to Dr. Finnegan’s option agreement dated January 23, 2012 for the purchase of 625,000 shares of our common stock.  The amendment modifies the vesting schedule of the option to provide that the option to purchase 40% of the shares covered by the grant will vest on September 30, 2012, 40% will vest on March 31, 2013 and 20% will vest on September 30, 2013, provided that Dr. Finnegan is serving as a director, employee or consultant at the time of such vesting.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

10.1*	Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and Alexej Ladonnikov.

10.2*	Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC.

10.3*	Senior Advisory Agreement, dated as of January 17, 2012, by and between Imprimis Pharmaceuticals, Inc. and Paul Finnegan, M.D.

10.4*	Employment Agreement, dated as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and Dr. Balbir Brar, D.V.M., Ph.D.

10.5*	Employment Agreement, dated as of February 1, 2012, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll.

10.6*	Employment Agreement, dated as of February 15, 2012, by and between Imprimis Pharmaceuticals, Inc. and Joachim Schupp, M.D.

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

32.1*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq., Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Principal Financial and Accounting Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
___________
*	Filed herewith.

(1)           Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: May 10, 2012	By:	/s/ Mark L. Baum
Mark L. Baum, Esq.
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll.
Vice President of Accounting and Public Reporting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

10.1*	Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and Alexej Ladonnikov.

10.2*	Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC.

10.3*	Senior Advisory Agreement, dated as of January 17, 2012, by and between Imprimis Pharmaceuticals, Inc. and Paul Finnegan, M.D.

10.4*	Employment Agreement, dated as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and Dr. Balbir Brar, D.V.M., Ph.D.

10.5*	Employment Agreement, dated as of February 1, 2012, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll.

10.6*	Employment Agreement, dated as of February 15, 2012, by and between Imprimis Pharmaceuticals, Inc. and Joachim Schupp, M.D.

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

32.1*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq., Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Principal Financial and Accounting Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
___________
*	Filed herewith.

(1)           Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.