Form 10-K
period 2012-12-31
Imprimis Pharmaceuticals, Inc.
filed 2013-03-18
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-35814

IMPRIMIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

437 S. Hwy 101, Suite 209
Solana Beach, CA  92075
 (Address of Principal Executive Offices)(Zip Code)

(858) 704-4040
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $11 million, based on the closing price of $3.00 for the Registrant’s common stock as quoted on the OTC Markets on that date (adjusted to reflect a one-for-five reverse stock split of the Registrant’s common stock on February 7, 2013). For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the Registrant.

As of March 15, 2013, there were 8,888,250 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

Imprimis Pharmaceuticals, Inc. has pending trademark applications for Imprimis Pharmaceuticals, Accudel, Impracor and Generecycle. All other trademarks, tradenames and service marks included in this Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report on Form 10-K other than statements of historical fact could be deemed forward-looking statements.

By their nature, forward-looking statements speak only as of the date they are made, are neither statements of historical fact nor guarantees of future performance and are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks identified in the section entitled “Risk Factors” in Part I, Item IA of this Annual Report, and similar discussions in our other SEC filings. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to successfully implement our business plan; the success of our current and proposed clinical trials; uncertainties inherent in pre-clinical studies and clinical trials; our ability to research and successfully develop our product candidates; our ability to obtain financing necessary to operate our business; general economic and business conditions; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage future growth; and our ability to successfully complete and realize the benefits of potential acquisitions and collaborative arrangements (including our arrangement with PCCA).

You should not place undue reliance on forward-looking statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “the Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiary.

General

We are a specialty pharmaceutical company developing non-invasive, topically delivered products. Our innovative patented Accudel cream formulation technology is designed to enable highly targeted site specific treatment.  Impracor, our lead pain product candidate, utilizes the Accudel platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug, or NSAID, through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

Through our strategic relationship with Professional Compounding Centers of America, Inc. (“PCCA”), one of the largest drug compounding organizations in the world, we expect to facilitate our future selection, formulation and development of potential product candidates. Our relationship with PCCA is exclusive and provides us with the opportunity to develop new products using PCCA’s proprietary drug formulations and drug delivery technologies, as well as access to an extensive database of market-oriented information related to specific drug development candidates. We plan to use our proprietary Accudel drug delivery technology, coupled with these licensed technologies, formulations and market data, to identify pharmaceutical development opportunities where there is a significant unmet need for a new drug product.

To better enable us to analyze the myriad of PCCA and PCCA-related development opportunities, we have designed a comprehensive drug development selection methodology.  In determining the viability of a potential opportunity, we group all development candidates according to delivery modality and health category.  We review intellectual property related to a respective opportunity, as well as manufacturing considerations, various market-related criterion and other clinical development issues.  We believe that our review process will aid us in identifying viable development candidates and assist us in determining whether to internally develop a program or seek an appropriate commercialization partner.

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. in order to conduct mineral exploration activities. We changed our name to Transdel Pharmaceuticals, Inc. on September 11, 2007. On September 17, 2007, Transdel Pharmaceuticals, Inc. entered into an Agreement of Merger and Plan of Reorganization by and among Transdel Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc., a privately held Nevada corporation (“Transdel Holdings”), and Trans-Pharma Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of Transdel (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the merger agreement, Acquisition Sub merged with and into Transdel Holdings, Transdel Holdings, as the surviving corporation, became our wholly-owned subsidiary, and the former owners of Transdel Holdings became our controlling stockholders.  Upon completion of the merger, we began our operations as a specialty pharmaceutical company.

On February 28, 2012, we changed our name to Imprimis Pharmaceuticals, Inc. and effected a one-for-eight reverse split of our authorized, issued and outstanding common stock, and on February 7, 2013 we effected a one-for-five reverse split of our authorized, issued and outstanding common stock. The information in this Form 10-K and the accompanying consolidated financial statements for the periods presented have been retroactively adjusted to reflect the effects of these reverse stock splits.

Our common stock has been quoted in the over-the-counter market since March 14, 2007 and began trading on The NASDAQ Capital Market under the symbol IMMY on February 8, 2013.  Our executive offices are located at 437 S. Hwy 101, Suite 209, Solana Beach, CA  92075 and our telephone number at such office is (858) 704-4040.  Our website address is imprimispharma.com.  Information contained on our website is not deemed part of this Form 10-K.

Impracor

Impracor, our lead drug candidate, is comprised of a topical formulation of ketoprofen, a NSAID. Impracor is formulated using our proprietary Accudel drug delivery system and is being developed for the treatment of acute musculoskeletal pain. Impracor penetrates the skin barrier to reach the targeted underlying tissues where it exerts its localized anti-inflammatory and analgesic effect. The topical delivery of the drug may minimize systemic exposure, which may in turn lead to fewer concerns pertaining to gastrointestinal, hepatic, cardiovascular and other adverse systemic effects, which are associated with orally administered NSAIDs. We believe that this product may be considered for patients with site specific localized pain and who also (i) have a history of gastrointestinal, cardiovascular, kidney or liver problems, (ii) are geriatric or pediatric and/or (iii) are at risk for drug interactions.

Completed Clinical Studies for Impracor

In June 2008, we initiated a Phase 3 clinical trial designed as a randomized, double-blind, placebo-controlled, multi-center study that enrolled a total of 364 patients with acute soft tissue injuries of the upper or lower extremities in 26 centers in the United States.  As we reported in October 2009, the top-line results showed that the study demonstrated statistical significance in its primary endpoint in the per protocol analysis and was favorable for Impracor in the Intent-To Treat ("ITT") analysis. Impracor also demonstrated a safety and tolerability profile similar to the placebo used in the study.  Of the over 180 patients treated with Impracor, there were no treatments related gastrointestinal, cardiovascular, hepatic or other clinically relevant adverse events reported. Furthermore, Impracor was observed to be well absorbed through the skin and only minimal blood concentrations of ketoprofen were detected in a subset of patients who underwent blood sampling for pharmacokinetic analyses following repeated topical applications.

In January 2010, we reported on further in-depth analyses of the ITT data from the Impracor Phase 3 study.  For the modified ITT analysis we identified 35 patients who did not meet study entry criteria at the time of randomization.  Excluding the data from these patients who should not have been randomized into the study based on information that was not known at the time of enrollment, the study demonstrated statistical significance (p<0.038) on the primary efficacy endpoint.  This post-hoc analysis was confirmed by a third-party statistical expert.

In February 2012, our management conducted an additional analysis of the ITT data and a body weight adjusted modified per protocol (“mPP”) analysis of those participants who complied with the Phase 3 Study protocol.  This analysis excluded 52 participants from the mITT group who did not take a minimum therapeutic quantity of the study drug, and 20 patients who did not have a valid Day 3 primary end point assessment and 4 patients who were misdiagnosed.  This mPP analysis on 250 patients demonstrated statistical significance of the primary endpoint (p=0.034).

We believe that the weight of evidence of a treatment effect in this study is further strengthened by another endpoint (pain intensity recorded three times daily on patient diary cards) that supports the primary endpoint. The patient diary data which yield pain curves over time show separation between treatment groups reaching statistical significance in favor of Impracor using both the original and modified ITT population.  Furthermore, the physician's global assessment, using a 7 Point Likert Scale on day 3, produced statistically significant results (p=0.037), and a later exploratory analysis of the patient's global assessment of treatment satisfaction, using a binomial method, produced statistically significant results (p=0.023).

Proposed Clinical Program for Impracor

For Impracor to be approved by the FDA, two confirmatory Phase 3 trials with exposure of at least 300 to 500 patients and supportive dermal safety studies are required.  We plan to commence two adequate and well-controlled Phase 3 trials of Impracor in patients experiencing pain from osteoarthritis flare in their knees.  We plan to discuss the clinical development program for those trials, which has been endorsed by our scientific and regulatory advisory board, with the FDA at a Type C meeting scheduled to occur in April 2013.

Also as required by the FDA, we recently completed a clinical study that measured the amount of ketoprofen found in the bloodstream following topical application of two different doses of the anti-inflammatory cream under different conditions, including normal activities, heat exposure to the application site and standardized exercise, as well as the amount of the drug in the bloodstream after taking an oral dose of ketoprofen (the relative oral bioavailability).  The study included a total of 40 healthy volunteers (36 of which completed the study) assigned to one of two cohorts (2g or 4g applications).  Subjects were dosed according to a four-sequence, four-treatment randomization schedule in which they received topical Impracor applications under each of the three conditions and an oral ketoprofen dose in weekly intervals.  Overall the pharmacokinetic parameters were observed to be consistent between the two different dose cohorts.  The application of an occlusive knee bandage with either heat or exercise following topical administration showed faster initial, but lower overall plasma exposure of ketoprofen relative to non-occluded topical administration with no heat or exercise.  The extent of bioavailability over 48 hours as measured by the area under the concentration curve from time zero to the time of last measurable concentration (AUC0-t) was 2% or less in cohort 1 (2 g single dose applied to one knee) and 4% or less in cohort 2 (2 g single dose applied to each knee) for the topical treatments relative to the oral treatment.  All treatments were observed to be well tolerated.  We also expect to initiate a routine supportive trial in healthy subjects related to the potential of contact sensitization.  We expect that all of our planned clinical studies for Impracor will be executed with the professional help of CROs with experience in clinical trials of similar design.  We are in the process of selecting and negotiating arrangements with potential CROs and other third parties in order to initiate our Phase 3 clinical trials.

Following completion of our clinical trials, we expect to file a New Drug Application for marketing authorization for Impracor under Section 505(b)(2) of the Hatch-Waxman Act of 1984, a regulatory route towards U.S. approval that leverages previously established safety and/or effectiveness of already approved ketoprofen products in other dosage forms.  This regulatory path is usually faster than the development of a completely new drug chemical entity.

The timing of Phase 3 trials and the other supportive studies will be dependent on obtaining adequate financing to support the execution of these activities and for other working capital expenditures.  Upon receipt of such financing, we anticipate initiating the supportive studies and Phase 3 trials in mid and late 2013, respectively.  Assuming successful timely completion and outcome of the additional Phase 3 trials, we would expect to file the New Drug Application for Impracor in the second half of 2014.

We expect that Impracor, if approved by the FDA, could become one of the first NSAID cream products available by prescription in the United States for the topical treatment of acute musculoskeletal pain.

The Accudel Technology

Accudel is our proprietary topical cream drug delivery platform which can facilitate the transdermal penetration of drugs, thus enabling the avoidance of first pass metabolism by the liver and minimizing systemic exposure.   The following diagram provides a schematic of the Accudel drug delivery system:

 Accudel has the following properties, which make it a highly versatile vehicle for topical drug administration:

●	utilizes a pluronic lecithin organogel based matrix which is known to penetrate the stratum corneum and aid in the diffusion of active ingredients through the skin;

●	helps solubilize various types of drugs and its components (lipophilic, hydrophilic and amphiphilic);

●	uses penetration enhancers in a synergistic combination;

●	can incorporate compounds of various molecular sizes;

●	contains biocompatible components which are generally regarded as safe by the FDA;

●	is thermodynamically stable, insensitive to moisture and resistant to microbial contamination;

●	potentially results in decreased safety concerns associated with oral or intravenous drugs;

●	avoids certain limitations associated with transdermal patches;

●	is easy to apply, aesthetically acceptable and odorless; and

●	potentially produces patentable new products when combined with established or new drugs.

Product Development Program

We believe that the clinical success of Impracor will facilitate the use of the Accudel delivery technology in other products. We have identified development opportunities for potential products in pain management and other therapeutic areas utilizing the Accudel platform technology and we are exploring potential commercial relationships for these identified product candidates.  We are currently considering potential new drug candidates in several promising health care categories. We estimate that pre-Phase 3 clinical studies for two potential product candidates could each be completed approximately 18 to 24 months after their commencement, and that costs for such development, would range from approximately $2 million to $2.5 million for each proposed drug candidate.

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

In the past our product development program has included cosmetic and cosmeceutical products utilizing our patented topical delivery system technology, Accudel. Our lead product candidate was an anti-cellulite formulation, for which we have initial clinical information supporting the beneficial effects of this cosmetic product on skin appearance. Our potential pipeline of cosmetic products includes hyperpigmentation and anti-aging formulations. We remain interested in pursuing this business opportunity and continue to consider entering into new relationships with third parties.  We may also pursue the out-licensing of our Accudel drug delivery technology for the development and commercialization of additional innovative drug and cosmeceutical products.

Market and Opportunity

According to Wolters-Kluwer PHAST, the U.S. pain market was approximately $39.8 billion in 2011.  Of that total, the NSAID market made up approximately $13.5 billion from approximately 155 million written prescriptions.  The topical NSAID market in 2011 over $500 million, averaging an approximately 28% compound annual growth rate since 2007.

According to the Archives of Internal Medicine, NSAIDs are regularly used by more than 60 million Americans.  Approximately 70% of people aged 65 or older take NSAIDs weekly.  As a result of the widespread usage of oral NSAIDs, according to Bandolier, there are over 100,000 hospitalizations annually and 16,500 deaths in the U.S. due to gastro-intestinal complications annually.  In the United Kingdom, there are approximately 12,000 hospitalizations and an estimated 2,600 deaths annually related to GI complications following oral NSAID use per year.  One study published in 1998 in the American Journal of Medicine found that NSAID-related gastro-intestinal side effects caused almost as many deaths as asthma, cervical cancer and malignant melanoma combined, and another 1999 study published in the Journal of Rheumatology found that death resulting from gastro-intestinal complications was the 15th most common cause of death in the U.S., higher than cervical cancer, asthma and malignant melanoma.  According to Singh G, Triadafilopoulos G., Epidemiology of NSAID induced gastrointestinal complications, J Rheumatol. 1999, the hospitalizations and deaths related to systemic NSAID use has a financial impact of more than $2 billion per year in the U.S.  Therefore, we believe there is a significant demand from physicians and patients for topical pain management products such as Impracor, especially with respect to the treatment of localized, acute musculoskeletal pain, which we believe is driven primarily by the concern of possible negative systemic effects of orally administered NSAIDs.

We believe there is a large and growing need for Impracor, and specifically, a non-liquid topical NSAID.  Recent prescription data from Wolters-Kluwer PHAST through May 2012 showed that following a production disruption with Voltaren® gel, the leading topical NSAID in prescription volume, and a corresponding spike in prescription volume for Pennsaid (a liquid) and Flector (a patch), once the Voltaren® gel supply issues were resolved in April 2012, prescription volumes for Voltaren® gel dramatically increased, nearly to pre-failure volumes.  We believe that this data shows that there is a market preference for gels over liquids and patches, and we further believe there may also be a market preference for creams such as Impracor as well.

Assuming that we can show positive efficacy and strong safety data, and assuming FDA approval of Impracor, we believe we will be able to enter into an agreement on reasonable terms with a suitable marketing partner to distribute Impracor. We also intend to assess alternative options, in parallel, to invest in the distribution of Impracor alone or in partnership with a more established sales organization.  We believe that finding a marketing partner with a sales force that will call on physicians who would potentially prescribe Impracor is of critical importance.  Given the growth in the use of topical NSAIDs we believe that interest in bringing Impracor to market by strong partners under acceptable terms should be significant.

Competition

The pharmaceutical industry is highly competitive. There are competitors in the United States that are currently selling FDA-approved topical NSAID products that our products would compete with, if our products are approved by the FDA. Also, we are aware of companies developing patch products, topical NSAIDs and other pain formulations.

In the topical NSAID category, since 2008, three diclofenac-based topical NSAID products have been introduced in the US market: Endo Pharmaceutical’s Voltaren® gel (licensed from Novartis), Alpharma’s (now subsidiary of Pfizer) Flector® patch and Covidien’s Pennsaid® Topical Solution (licensed from Nuvo).  While Voltaren Gel and Pennsaid are indicated for osteoarthritis of the knee, Flector Patch is indicated for acute sprains and strains.  The three FDA approved topical NSAID products currently in the US market are all diclofenac-based.  Currently, there are no FDA approved non-diclofenac-based topical NSAID products in the US market. We believe that additional topical NSAID products such as our ketoprofen-based Impracor would be well received by the FDA and patients by providing safe and effective treatment options to address pain in addition to diclofenac-based products.

According to Wolters-Kluwer PHAST, as of December 2011, Voltaren® gel dominated the topical NSAID market with approximately 74% of the U.S. monthly prescription volume.  Flector® patch held the number two position with approximately 16% of the U.S. monthly prescription volume.  Solaraze® Gel held the number three position in the market with approximately 6% of the U.S. monthly prescription volume. Pennsaid® Topical Solution makes up the remaining 4% of  topical NSAID prescriptions

In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information.  It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete.  In addition, the intensely competitive environment for pain management products requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations.  Because we are significantly smaller than our primary competitors, we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our drug candidates or compete for market share in the pain management sector.

At this time, no generic version of any of the three currently marketed topical NSAID drugs have been approved by the FDA.  Additionally, the Office of Generic Drugs, or OGD, recently issued draft guidance representing the FDA’s opinion on the requirements for approval of a generic version of the currently marketed topical NSAIDs, Voltaren Gel and Flector Patch. OGD recommends a bioequivalence study with clinical endpoints and/or a bioequivalence study with pharmacokinetic endpoints and/or a skin irritation and sensitization study to determine bioequivalence between the products, i.e. demonstrating that there is no difference between the original drug and the generic. We believe that the cost to develop a generic topical NSAID is comparable to the cost of a Phase 3 new drug application and thereby discourages companies from genericizing the topical NSAID category of drugs.

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

The sponsor typically conducts human clinical trials in the following three sequential phases, but the phases may overlap

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

Section 505(b)(2) New Drug Applications

Since the active pharmaceutical ingredient in Impracor is ketoprofen, which has already been approved by the FDA, we are able to file a NDA under section 505(b)(2) of the Hatch-Waxman Act of 1984 for this product as well as other products that we may develop including approved active pharmaceutical ingredients.  This is an alternate path to FDA approval for new formulations of previously approved products. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may also require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.  As of July 24, 2012, there were 14 ketoprofen based prescription drugs approved by the FDA in the Orange Book.  All of the approved applications are for oral capsules and oral extended release capsules, with dosage strengths ranging from 25 milligrams to 200 milligrams.

As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies to provide additional data.  Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested.  Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug.  Results of post-marketing programs may limit or expand the further marketing of the products.

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

Impracor is manufactured by a large contract manufacturer in the United States that specializes in topical products.  We believe that this supplier has sufficient capability to manufacture Impracor if it is approved for sale.  We are currently assessing alternative suppliers for Impracor in the event there are problems associated with the manufacturing of Impracor by our current contract supplier, although we do not expect any such problems to occur.  Our active pharmaceutical ingredients (APIs), including ketoprofen, are manufactured by well-known and established chemical and pharmaceutical companies.  We are currently assessing alternative suppliers for our ketoprofen API.  Our preferred vendors for our non-API inactive raw materials suppliers are established companies.

 Other FDA Matters

If there are any modifications to an approved drug, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify the FDA, and in many cases, approval for such changes must be submitted to the FDA or other regulatory authority.  The FDA also regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements.  Failure to adhere to such requirements can result in regulatory actions that could have a material adverse effect on our business, results of operations and financial condition.

Research and Development

Our research and development expenses primarily include costs for the Impracor clinical program.  These expenses have included costs related to our Phase 3 clinical studies, including costs for our contract research organizations and investigator payments to the clinical sites participating in the study.  Other expenses are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.

During the year ended December 31, 2012, we incurred $1,298,503 in research and development expenses, as compared to $111,554 during the year ended December 31, 2011. We expect research and development activities will continue to increase significantly as we execute on our business plan and conduct Phase 3 studies.

Intellectual Property

We obtained a patent from the United States Patent and Trademark Office on our Accudel technology in 1998, which affords protection of Accudel through 2016 in the United States.  This patent specifically lists over 500 different drugs in over 60 therapeutic areas, including both approved and established drugs.  The Accudel technology may also have an application to deliver drugs not listed in its patent, including novel drugs.  It also covers composition of matter, methods of use and methods of manufacture.  We have engaged counsel and consultants who have specific expertise in topical drug delivery to assist us in executing on an intellectual property strategy with the aim of extending the life of the technology derived from our existing patent beyond 2016.  We have also been granted a patent related to our Accudel technology in Canada through 2018.  We have filed additional patent applications in various jurisdictions.  We have pending trademark applications for Imprimis Pharmaceuticals, Accudel, Impracor and Generecycle.

Employees

As of March 15, 2013, we have four full-time employees and one part-time employee.  Our employees are responsible for financial accounting and investor relations, business and corporate development, research and development management, and general administration. We believe that our current staff is sufficient to carry out our business plan in the coming twelve months; however, if our operations in the future require it, we will consider the employment of additional staff or the use of additional consultants. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as needed basis and have entered into consulting arrangements with certain directors in exchange for stock options and/or cash payments.

Scientific and Regulatory Advisors

On October 25, 2012, the Board approved the establishment of a scientific and regulatory advisory board to provide guidance to our management team relating to clinical trial procedures and product development.  The members of our advisory board are not members of our Board of Directors and do not otherwise hold management roles with the Company.

Our advisory board currently has six members as follows: Dr. Gerald J. Yakatan, Dr. Lee S. Simon, Dr. Allan Green, Dr. Marc Hochberg, Dr. Roy Altman and Dr. Roland Moskowitz. Dr. Yakatan has served in both academic and industrial environments in connection with pharmaceutical product development efforts, and we believe that his experience with the drug development and FDA approval process for various notable drug products will be valuable for our business. Dr. Simon, who has served as a division director and on advisory committees for the FDA and as a funded investigator and a member of the Steering Committee for the National Institutes of Health, brings important FDA expertise to the advisory board. Dr. Green is a physician, attorney, research scientist and inventor on several US patents and has significant operating and management experience with a number of biomedical companies, who we believe can provide invaluable advice to our management in the fields in which we operate. Dr. Altman has over 35 years of clinical experience in osteoarthritis and rheumatology and has been internationally recognized for his life work in the area of rheumatology and immunology. Dr. Hochberg serves in academic surroundings in connection with rheumatology and clinical immunology, where his research focuses on the clinical epidemiology of musculoskeletal diseases, particularly osteoarthritis and osteoporosis. Dr. Moskowitz has over 30 years of experience, where he has conducted extensive research in the pathophysiology and genetics of osteoarthritis. We believe that the experience and know-how of Dr. Altman, Dr. Moskowitz, and Dr. Hochberg, particularly in the areas of rheumatology and osteoarthritis, will provide our management with vital knowledge in order to serve our needs in those clinical areas. We have also entered into consulting agreements with the members of our advisory board. On August 28, 2012, we entered into an independent contractor services agreement with SDG, LLC (“SDG”), of which Dr. Simon and Dr. Green are principals, pursuant to which SDG will provide consulting services for us relating to our clinical development strategy for clinical trial design and management and regulatory affairs. In 2012, we entered into separate consulting agreements with each of Dr. Yakatan, Dr. Moskowitz, Dr. Hochberg and Dr. Altman, pursuant to which each has agreed to provide services for us relating to our regulatory and development strategy in connection with the FDA approval process.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this Report. This Report contains forward-looking statements. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

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

We have incurred losses in every year of our operations, including net losses of $(5,383,535) and $(953,936) for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, our accumulated deficit was $(24,104,268).  In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients for use in cosmetic products. The license fees for such drugs or active ingredients may increase our costs.

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

We expect our total expenditures over the next 12 months to be approximately $9 million.  However, our estimate of total expenditures could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect.  If we do not have sufficient funds to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these events were to occur, there is a substantial risk that our business would fail.  Sources of additional funds may not be available on acceptable terms or at all.  Weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

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

We may need additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and, although we believe we have sufficient cash reserves to execute our business plan for at least the next twelve months, we will likely need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings.   In addition, estimates of our operating expenses and working capital requirements could be incorrect, and we could be required to seek additional financing earlier than we anticipate. We expect to continue to fund our operations primarily through equity and debt financings in the future, and could also pursue funding from corporate partnerships or licensing arrangements (as we did with the PCCA Transaction) or similar financings. If additional capital is not available when necessary, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely.

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

We obtained a patent from the United States Patent and Trademark Office on our Accudel technology in 1998, which affords protection of Accudel through 2016 in the United States. We may not be successful in our efforts to extend the date of our patent protection beyond 2016.  Failure to maintain or extend the patent could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them

The patent and intellectual property positions of specialty pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or that is used by us, our contract manufacturing organizations or our other service providers. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.

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

In addition to the development of Impracor, we expect to pursue development of potential products in pain management and other therapeutic areas. We are currently considering potential new product candidates in several promising healthcare categories. We also expect to utilize our relationship with PCCA to identify development opportunities where we perceive an unmet need for a new drug product, and thereby facilitate our future selection, formulation and development of potential product candidates. In addition, our product development program has included cosmetic products, which utilizes the basis of our patented topical delivery system technology, Accudel. Since our primary focus will remain seeking FDA approval for Impracor, we currently expect to use limited resources on our other development programs.

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

As we described elsewhere in this Form 10-K, we terminated all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key individuals and institutions, we may not succeed in retaining personnel or their services under existing agreements or otherwise. There is intense competition for qualified personnel in the pharmaceutical industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

If we are unable to compete with other companies that develop rival products to our products, we may never gain market share or achieve profitability.

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully, our business, results of operations and financial condition could be adversely affected. Our competitors include brand name and generic manufacturers of pharmaceuticals specializing in topical drug delivery, especially those doing business in the United States. In the market for pain management products, our competitors include manufacturers of over-the-counter and prescription pain relievers. Because we are smaller than many of our national competitors, we may lack the financial and other resources needed to compete for market share in the pain management sector. Our other potential drug candidates will also face intense competition from larger and better established pharmaceutical and biotechnology companies. Many of these competitors have significantly greater financial, technical and scientific resources than we do. In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. If our products are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

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

Our executive officers and directors own or have the right to acquire within 60 days, in the aggregate, approximately 19% of the shares of common stock outstanding following such issuance to them. In addition, three individual stockholders hold an additional approximately 30% of our common stock.  The sale of even a portion of these shares will likely have a material adverse effect on our stock price.  In addition, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, as well as control our management and affairs.  Since our stock ownership is concentrated among a limited number of holders and our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders and could control the outcome of actions requiring stockholder approval.  This concentration of ownership may harm the market price of our common stock by, among other things:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As we discuss in Item 9A of this Annual Report, we have only recently remediated certain material weaknesses in our internal control over financial reporting. We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2012. However, our controls over financial processes and reporting may not continue to be effective, or we may identify additional material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

An active trading market for shares of our common stock may not develop or be sustained.

Historically, trading in our common stock has been sporadic and volatile, and our common stock has been “thinly-traded”. As a consequence, there may be extended periods when trading activity in our shares is minimal, as compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common shares is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility will continue. As a result of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction.  It is possible that an active and liquid trading market in our securities may never develop or, if one does develop, that the market will not continue.

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

We are authorized to issue 5,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors.  Following the conversion of our Series A Preferred Stock on June 29, 2012, we have no shares of preferred stock issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock.  We have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stock holders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the company.

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

We believe our current facility is adequate for our immediate and near-term needs; however, additional space will be required as we expand our activities and hire new personnel. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information

Our common stock began trading on The NASDAQ Capital Market on February 8, 2013 under the symbol "IMMY". Effective September 21, 2007, our common shares began quotation on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol TDLP. Due to our failure to comply with SEC filing requirements and following our entry into bankruptcy proceedings (as described in more detail elsewhere in this Form 10-K), effective May 20, 2011, our common stock ceased being quoted on the OTCBB and, effective on June 28, 2011, began quotation under the symbol TDLPQ.PK on the OTC Markets Group Pink tier, or OTC Pink. On February 24, 2012, our common stock began quotation on the OTCQB under the symbol TDLPD, in connection with the one-for-eight reverse split of our authorized, issued and outstanding common stock effected on February 28, 2012. On March 23, 2012, our common stock began trading under the symbol IMMY in connection with our name change to Imprimis Pharmaceuticals, Inc. The liquidity of our shares on the OTCBB, OTC Pink and OTCQB markets has been extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low last-bid prices for our common stock for the periods indicated, as reported by the OTCBB, OTC Pink or the OTCQB, as applicable, after giving effect to the one-for-eight reverse stock split effected February 28, 2012 and the one-for-five reverse stock split effected February 7, 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2012	High	Low
First Quarter	$3.75	$0.50
Second Quarter	$4.98	$2.55
Third Quarter	$9.00	$3.00
Fourth Quarter	$15.25	$4.75

Fiscal Year 2011	High	Low
First Quarter	$26.00	$6.00
Second Quarter	$10.40	$1.08
Third Quarter	$5.64	$1.24
Fourth Quarter	$9.64	$1.20

Holders

As of March 15, 2013 we had approximately 175 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Unless otherwise stated below, all information regarding share amounts of common stock and prices per share of common stock described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the one-for-five reverse stock split  effected on February 7, 2013.

Overview

We are a specialty pharmaceutical company developing non-invasive, topically delivered product candidates. Our patented Accudel cream formulation technology is designed to enable highly targeted site specific treatment.  Impracor, our lead pain product candidate, utilizes the Accudel platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug, through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

Through our strategic relationship with Professional Compounding Centers of America, Inc. (“PCCA”), one of the largest drug compounding organizations in the world, we expect to facilitate our future selection, formulation and development of potential product candidates. Our relationship with PCCA is exclusive and provides us with the opportunity to develop new products using PCCA’s proprietary drug formulations and drug delivery technologies, as well as access to an extensive database of market-oriented information related to drug development opportunities. We plan to use our proprietary Accudel drug delivery technology, coupled with these licensed technologies, formulations and market data, to identify pharmaceutical development opportunities where we perceive a significant unmet need for a new drug product.

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

On February 28, 2012, we effected a one-for-eight reverse split of our authorized, issued and outstanding common stock, and on February 7, 2013 we effected a one-for-five reverse split of our authorized, issued and outstanding common stock. The information in this Form 10-K and the accompanying consolidated financial statements for the periods presented have been retroactively adjusted to reflect the effects of those reverse stock splits.

We have incurred recurring operating losses, have had negative operating cash flows and have not recognized any significant revenues since July 24, 1998 (inception).  In addition, we have a deficit accumulated during the development stage of approximately $24.1 million at December 31, 2012.  We have not generated sales revenue from any of our product candidates and we expect to incur further losses through the 2013 fiscal year and beyond as we continue the clinical development of our drug candidates, including Impracor, and conduct preclinical studies on other programs.  Our research and development activities are budgeted to expand over time, and we will require further capital resources to fund the continued operation of our business model for a long enough period to achieve profitable operations.

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

On June 26, 2011 we filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the" Bankruptcy Court"), Case No. 11-10497-11 (the "Chapter 11 Case"). Following the filing of the Chapter 11 Case with the Bankruptcy Court, we suspended our operations and terminated nearly all of our employees.  Since the dismissal of the Chapter 11 Case in December 2011, as further described below, we have engaged a new management team, appointed new directors to fill certain vacancies on our Board and worked towards re-initiating our Phase 3 clinical trials for Impracor.  However, we have a limited operating history since the dismissal of the Chapter 11 Case, and we may not be successful in our efforts to resume our operations.  Prior to the filing of the Chapter 11 Case, we were unable to successfully pursue our business plan and continue our clinical trials due to a lack of funding.  Given our operating history, we may be unable to obtain additional funds when necessary, maintain an effective management team, or hire and retain further qualified individuals.  As a result, we may be unable to successfully pursue our business plan.

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

On April 25, 2012, the entire outstanding principal balance and all accrued and unpaid interest under the line of credit, an aggregate of $762,534, was converted into 193,046 shares of common stock and warrants to purchase 48,262 shares of common stock at the offering price and on the terms of the April Private Placement described below, pursuant to the terms of a conversion agreement we entered into with DermaStar on April 20, 2012.  The warrants have substantially the same terms as the warrants issued in the April Private Placement.  The line of credit was terminated upon the completion of the conversion.

Change in Control – Issuance of Preferred Stock

In partial consideration for and in connection with the Line of Credit Agreement, on November 21, 2011 we executed a Securities Purchase Agreement (the “Series A Purchase Agreement”) with DermaStar, pursuant to which we agreed to issue 10 shares of newly-designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to DermaStar for an aggregate purchase price of $100,000. The Series A Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court. On December 12, 2011, we and DermaStar consummated the transactions contemplated by the Series A Purchase Agreement. The shares of Series A Preferred Stock issued to DermaStar in the offering were convertible into 1,499,700 shares of our common stock.  Upon issuance of the Series A Preferred Stock, DermaStar, and its members individually, became control persons of the Company. We appointed DermaStar Managing Members Mark L. Baum and Robert J. Kammer to our Board of Directors in December 2011.

On June 29, 2012, DermaStar converted the 10 shares of Series A Preferred Stock held by it into 1,499,700 shares of our common stock. In connection with the conversion, we paid to DermaStar $200,000 as partial consideration for the conversion pursuant to a conversion agreement. Immediately following the conversion of the Series A Preferred Stock, all 10 shares were retired to our treasury and cancelled. The conversion agreement was unanimously approved by the Company’s disinterested directors, with Mr. Baum and Dr. Kammer abstaining.

Settlement with the Holders of the Company’s 7.5% Convertible Promissory Note

On April 5, 2010, we issued a $1,000,000 7.5% Convertible Promissory Note (the “Convertible Note”) to Alexej Ladonnikov. During January 2012, Mr. Ladonnikov sold 80% of the Convertible Note to DermaStar in a private transaction.  Effective as of January 25, 2012, we entered into separate waiver and settlement agreements with DermaStar and Mr. Ladonnikov. Under each of the waiver and settlement agreements, the holders of the Convertible Note agreed to forever waive (i) their rights to accelerate the entire unpaid principal sum of the Convertible Note and all accrued interest pursuant to Section 1 of the Convertible Note, (ii) their rights under Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, and (iii) certain conversion rights pursuant to Section 3 of the Convertible Note.  Under the terms of the waiver and settlement agreement with DermaStar, we and DermaStar agreed to the mandatory conversion of the principal and accrued and unpaid interest of the Convertible Note and $56,087 in current accounts payable of the Company held by DermaStar into our common stock at a conversion price of approximately $0.6668 per share at such time as we had a sufficient number of shares of authorized common stock to effect such conversion.  Under the terms of the waiver and settlement agreement with Mr. Ladonnikov, we and Mr. Ladonnikov agreed to the mandatory conversion of the 20% of the principal and accrued and unpaid interest of the Convertible Note held by Mr. Ladonnikov, at such time as we had a sufficient number of authorized common shares to effect such a conversion, into our common stock at a conversion price of $0.60. Mr. Ladonnikov also agreed to make a one-time payment of $50,000 to us at such time as the Convertible Note was converted into common stock.

On February 28, 2012, effective immediately following the effective time of our Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock and implementing the one-for-eight reverse split of our common stock, the entire outstanding balance and all accrued but unpaid interest owing under the Convertible Note and the accounts payable held by DermaStar were converted into 1,835,830 shares of common stock, and the Convertible Note was terminated. Mr. Ladonnikov made the required one-time payment of $50,000 to us at the time of the conversion.

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

Our Board of Directors has also undergone significant change.  Effective December 16, 2011, Anthony S. Thornley resigned from our Board of Directors, and Mr. Baum and Dr. Kammer, managing members of DermaStar, joined the Board of Directors.Effective February 15, 2012, Paul Finnegan, M.D., and Dr. Brar, our President, were appointed as directors of the Company. On April 1, 2012, Dr. Kammer began serving as the Chairman of the Board of Directors. On July 26, 2012, Stephen G. Austin, CPA, was appointed as a director on our Board of Directors and Dr. Brar resigned as a director (Dr. Brar continues to serve as our President).  Additionally, on December 14, 2012, Mr. August S. Bassani, Pharm.D., was appointed as a director on our Board of Directors. We currently have the following six directors on our Board of Directors:  Jeffrey Abrams, M.D., Mr. Bassani, Mr. Baum, Dr. Kammer, Dr. Finnegan and Mr. Austin.

April Private Placement

On April 20, 2012, we entered into a Securities Purchase Agreement with certain accredited investors relating to the sale and issuance of an aggregate of 2,011,691 shares of our common stock and warrants to purchase up to 502,928 shares of common stock at an exercise price of $5.925 per share, for an aggregate gross purchase price of approximately $7.95 million (the “April Private Placement”).  We closed the April Private Placement on April 25, 2012.  The securities sold in the April Private Placement were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The investors are not entitled to any registration rights with respect to the common stock and warrants issued in the April Private Placement.  The warrants have a term of three years and are exercisable any time after April 25, 2012. We may require that the investors exercise the warrants in whole, but not in part, at any time within 20 business days after all of the following conditions have been satisfied: (i) the volume weighted average price of the our common stock for 10 consecutive trading days is equal to or greater than the exercise price of the warrants; (ii) we have received a Filing Review Notification from the U.S. Food and Drug Administration ("FDA") regarding the status of Impracor; and (iii) sufficient shares of common stock are authorized and reserved for issuance upon full exercise of the warrants.

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

Pursuant to the terms of the PCCA Purchase Agreement, closed on August 31, 2012, we issued and sold to PCCA 832,682 shares of our common stock at a per share purchase price of $4.8038, for aggregate gross proceeds to us of $4,000,000. The PCCA Purchase Agreement does not grant to PCCA any registration rights with respect to the shares purchased and sold thereunder. The shares sold to PCCA were sold in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Public Offering

On February 13, 2013, we closed an underwritten public offering of 1,840,000 shares of our common stock at a per share price to the public of $5.25 (the “Public Offering”), and received net proceeds of approximately $8,140,000 after deducting underwriter fees and commissions and other offering expenses.  The underwriters also exercised their option to purchase an additional 276,000 shares of common stock from the Company at $5.25 per share to cover over-allotments on March 14, 2013.  Net cash proceeds from the exercise of the over-allotment were approximately $1,320,000.  The shares issued upon the closing of the Public Offering and the exercise of the over-allotment were registered on a Registration Statement on Form S-1 (File No. 333-182846), which was declared effective by the SEC on February 7, 2013.

Results of Operations

Comparisons of Years Ended December 31, 2012 and 2011

Revenues

For the year ended December 31, 2012 we recognized $100,000 in revenues, compared to no revenues recognized during the the prior year.  These revenues were non-refundable royalty advances, unrelated to product sales, paid to the Company in December 2010 and April 2011.  The revenues stem from our terminated license agreement which had provided JH Direct rights to our anti-cellulite cosmetic product.  This agreement was terminated in January 2012, and we do not expect any other revenues to be recognized from it.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses:

	Year ended December 31,		$
	2012	2011	Variance
Selling, general and administrative	$2,980,374	$827,674	2,152,700

For the year ended December 31, 2012, there was an increase of $2,152,700 in selling, general and administrative expenses, as compared to the prior year. The increase in selling, general and administrative expenses is largely attributable to the resumption of our operations in December 2011, following the winding down and ceasing of operations during these periods in 2011, including the suspension of payroll beginning in March 2011.  Selling, general and administrative expenses during the year ended December 31, 2012 were primarily due to the hiring of new personnel, consultants and management, legal and accounting fees associated with complying with our SEC reporting obligations and fees and expenses related to financing activities.  A significant portion of the increase in personnel costs is associated with stock-based compensation for the year ended December 31, 2012, which increased $1,593,555, as compared to the prior year.

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

The table below provides information regarding research and development expenses:

	Year ended December 31,		$
	2012	2011	Variance
Research and development	$1,298,503	$111,554	1,186,949

For the year ended December 31, 2012, there was an increase of $1,186,949, in research and development expense as compared to the prior year. The increase was primarily related to the hiring of new personnel and consultants in 2012 for the planning and development of additional Phase 3 studies of our Impracor clinical program, and costs related to supportive safety studies for Impracor, which began in September 2012.  A significant portion of the increase in research and development personnel costs is associated with stock-based compensation for the year ended December 31, 2012, which increased $370,904, as compared to the prior year.

Interest Income

Interest income was $15,410 and $0, for the years ended December 31, 2012 and 2011, respectively. The increase was due to a higher average cash balance during fiscal year 2012 as compared to fiscal year 2011.

Interest Expense

Interest expense was $24,658 for the year ended December 31, 2012, as compared to $75,000 for the prior year.  The 10% promissory notes issued under our Line of Credit Agreement with DermaStar accounted for $12,534 of interest expense during the year ended December 31, 2012, and $0 during the prior year.  The 7.5% Convertible Note with a principal balance of $1,000,000, issued in April 2010 (and converted to shares of our common stock in February 2012) accounted for $12,124 of interest expense during the year ended December 31, 2012, and $75,000 in the prior year.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1,195,410 and $0 for the years ended December 31, 2012 and 2011, respectively.  As further described above under the heading “Recent Developments”, effective as of January 25, 2012, we entered into separate waiver and settlement agreements with DermaStar and Alexej Ladonnikov, the two holders of the Convertible Note.  Pursuant to the waiver and settlement agreements, on February 28, 2012, the entire outstanding balance and all accrued but unpaid interest owing under the Convertible Note and the accounts payable held by DermaStar were converted into an aggregate of 1,835,830 shares of our common stock, and the Convertible Note was terminated. On February 28, 2012, we received payment from Mr. Ladonnikov of $50,000 and issued 380,868 shares of common stock to Mr. Ladonnikov as payment in full for his 20% ownership of the Convertible Note ($200,000) and its related accrued interest ($28,521).  We determined this to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Convertible Note principal balance less $50,000 cash payment) for the year ended December 31, 2012.  On February 28, 2012, we issued 1,454,962 shares of our common stock to DermaStar as payment in full for its 80% ownership of the Convertible Note ($800,000), its related accrued interest ($114,082) and $56,087 in accounts payable.  We determined this to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the year ended December 31, 2012.

As further described above under the heading “Recent Developments”, on April 20, 2012, DermaStar agreed to convert the promissory notes issued under the Line of Credit Agreement and their related accrued interest, totaling $762,534, into 193,046 shares of our common stock and a related warrant to purchase up to an additional 48,262 shares of our common stock at an exercise price of $5.925 per share. We determined this to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $189,323 for the year ended December 31, 2012.

Forgiveness of Liabilities

On October 5, 2011, priority claims of former employees in the amount of $119,667 originating as a result of the Company’s Bankruptcy petition filed June 26, 2010 (the “Priority Claimants”), were settled and paid by the Company.  These amounts consisted of accrued and owed payroll amounts, accrued vacation and any other claims held against the Company at October 5, 2011.  The Priority Claimants were given cash in the amount $47,975 and 7,500 stock options valued at $11,400 (using the Black-Scholes-Merton option pricing model to estimate the grant-date fair value) and the difference of $60,292 was recognized as a gain on forgiveness of liabilities during the year ended December 31, 2011.

Net Loss

Net losses attributable to common stockholders for the year ended December 31, 2012, was $5,583,535, or $(1.24) per basic and diluted share, compared to net losses attributable to common stockholders for the year ended December 31, 2011 of $1,053,936, or $(2.65), respectively, per basic and diluted share.

Liquidity and Capital Resources

Our cash on hand at December 31, 2012 was $10,035,615 as compared to $146,160 at December 31, 2011.  The increase in cash on hand is primarily attributable to aggregate net proceeds of approximately $11,916,000 received from our issuance of securities in the April Private Placement and the PCCA Transaction during the year ended December 31, 2012, and the $750,000 drawn under our Line of Credit Agreement with DermaStar between December 2011 and April 2012. From inception through December 31, 2012, we have incurred aggregate losses of approximately $(24,100,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug, Impracor. Historically, our operations have been financed through capital contributions and debt and equity financings.

 As we described in more detail above under the heading “Recent Developments,” on June 26, 2011 we filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Thereafter, we suspended our operations and terminated almost all of our employees.  After receiving certain commitments from DermaStar to provide funding to us under a secured line of credit (as further described above under the heading "Recent Developments" and below), on November 21, 2011 we requested that the Bankruptcy Court dismiss the Chapter 11 Case. The Bankruptcy Court entered an order dismissing the Chapter 11 Case on December 8, 2011.  Since December 9, 2011, we have focused on resuming the operation of our business, including assembling a management team and hiring employees.

Convertible Note

As we described in more detail above under the heading “Recent Developments,” on April 5, 2010 we issued a $1,000,000 7.5% Convertible Promissory Note.  Effective as of January 25, 2012, we entered into separate waiver and settlement agreements with DermaStar and Alexej Ladonnikov, the two holders of the Convertible Note.  Pursuant to the waiver and settlement agreements, on February 28, 2012, the entire outstanding balance and all accrued but unpaid interest owing under the Convertible Note and $56,087 in accounts payable held by DermaStar were converted into 1,835,830 shares of common stock, and the Convertible Note was terminated. In addition, Mr. Ladonnikov made a one-time payment of $50,000 to us at the time of the conversion.

Line of Credit

As further described above under the heading “Recent Developments,” on November 21, 2011 we entered into the Line of Credit Agreement with DermaStar.  The Line of Credit Agreement provided for advances of up to an aggregate of $750,000, subject to the satisfaction by us of certain conditions in connection with each advance.  Interest under the line of credit accrued at 10% per annum.  As of December 31, 2011 and up to April 25, 2012 (the date of the conversion thereof), we had requested advances totaling $300,000 and $750,000, respectively, under the line of credit.  On April 25, 2012, the entire outstanding principal balance and all accrued and unpaid interest under the line of credit, an aggregate of $762,534, was converted into 193,046 shares of common stock and warrants to purchase 48,262 shares of our common stock.  The line of credit was terminated upon the completion of the conversion.

April Private Placement

As further described above under the heading “Recent Developments,” on April 25, 2012 we closed a private placement of securities with certain accredited investors for the sale and issuance of 2,011,691 shares of common stock and warrants to purchase up to 502,928 shares of common stock at an exercise price of $5.925 per share, for aggregate proceeds, net of offering costs, to us of approximately $7,930,000.

PCCA Transaction

Pursuant to the terms of the PCCA Purchase Agreement, on August 31, 2012 we issued to PCCA 832,682 shares of our common stock at a per share purchase price of $4.8038, for aggregate net proceeds to us of approximately $3,980,000.

Net Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2012 and 2011.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	For The Years Ended December 31,
	2012	2011
Net cash used in operating activities	$(1,900,840)	$(291,160)
Net cash used in investing activities	(15,492)	-
Net cash provided by financing activities	11,805,787	145,858

Net Increase (Decrease) in Cash and Cash Equivalents	9,889,455	(145,302)
Cash and Cash Equivalents at Beginning of the Year	146,160	291,462
Cash and Cash Equivalents at End of the Year	$10,035,615	$146,160

Operating Activities

Net cash used in operating activities was $1,900,840 for the year ended December 31, 2012, as compared to $291,160 used in operating activities during the prior year. The increase in net cash used in operating activities was mainly due to resuming the operation of our business, including assembling a management team and hiring employees, planning and development of additional Phase 3 studies, and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $15,492 and $0, respectively.  The increase in investing activities during the year ended December 31, 2012 was due primarily to our move into our new office space and our purchase of furniture and office equipment to furnish that office space.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 was $11,805,787 and $145,858, respectively.  The increase in cash is primarily attributable to aggregate proceeds, net of offering costs, of approximately $7,930,000 received from the April Private Placement, $3,980,000 from the PCCA Purchase Agreement, and the $450,000 drawn under our Line of Credit Agreement with DermaStar between January 2012 and April 2012.

Net cash provided by financing activities for the year ended December 31, 2011 was $145,858, which was attributable to the $100,000 received from the sale of Series A Preferred Stock and $300,000 in advances under our line of credit.  This was offset by amounts reimbursed to DermaStar for its payment of certain of our expenses incurred prior to the dismissal of the Chapter 11 Case, which totaled $254,142.

We expect to use our current cash position, including proceeds from the Public Offering and the exercise of the over-allotment, to fully execute on our business plan, including conducting clinical studies related to our Accudel technology, and otherwise fund our operations.  Management believes we have sufficient cash reserves to execute our business plan for the next twelve months.  If we are not able to generate significant revenues and attain profitable operations, we will need to seek additional financing, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing.  In addition, estimates of our operating expenses and working capital requirements could be incorrect, and we could be required to seek additional financing earlier than we anticipate.

We may require additional funds in order to conduct additional clinical trials and any other studies that may be required to obtain regulatory approval to market Impracor, to pursue additional pharmaceutical development programs and to explore other co-development opportunities. If adequate financing is not available, we may not be able to obtain regulatory approval to market Impracor or develop any additional products.

We may seek funds from equity or debt financings, a corporate partnership, or licensing arrangements (as we did with the PCCA transaction), or any other similar financing. Any future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, general economic conditions, conditions in the pharmaceuticals industry or as a result of our operating history, including our past bankruptcy proceedings.  In addition, the fact that we are not and have never been profitable could further impact the availability or cost of future financings. As a result, there is no assurance that sufficient funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may not be able to obtain regulatory approval to market Impracor or develop any additional products or otherwise pursue our business plan and we may be required to cease operations.

As of the date of this Annual Report, management believes we have sufficient cash reserves, including proceeds from the Public Offering and the exercise of the over-allotment, to support our operating plan and fund operating cash flow requirements through the next twelve months.

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

Research and Development. The Company expenses all costs related to research and development as they are incurred.  Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, and other overhead expenses, clinical trials, contract services and outsource contracts.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB that management believes have had or are reasonably likely to have a material impact on our present or future consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2012. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to December 31, 2012 to address material weaknesses in internal control over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2011 and subsequent Quarterly Reports on Form 10-Q filed prior to and for the quarter ended September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2012, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2012, we put into place and finalized actions to remediate material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  We implemented the following corrective actions during the fiscal year ended December 31, 2012:

●
Our Board of Directors established an Audit Committee, comprised of independent directors.  On July 26, 2012, we appointed Stephen Austin, CPA, to our Board of Directors.  The Board has determined that Mr. Austin is a “financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.  Mr. Austin serves on the Audit Committee as its chairman.  The Audit Committee operates independently of our Board of Directors as contemplated by the charter for that committee, and is tasked with, among other things, oversight of selection of our independent registered public accounting firm and the audit of our consolidated financial statements.

●
We have adopted and implemented procedures designed to ensure better coordination, oversight and communication among our finance, human resources, and legal functions to ensure that no one person or department would have complete control in the accounting and financial reporting process.  We hired qualified consultants to assist us in the remediation of our prior material weaknesses, and implementation of effective controls following the guidance issued by COSO.

In order to remediate the material weaknesses identified in our Annual Report on Form 10- K for the fiscal year ended December 31, 2011, we (1) put into place the procedures described above, which were designed, appropriately controlled and implemented for a sufficient period of time, and (2) gathered sufficient evidence that those procedures and related controls were operating effectively.  Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of the management, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s a internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.  Set forth below is certain information regarding our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position
Joachim Schupp, M.D.	60	Chief Medical Officer
Balbir Brar D.V.M., Ph.D.	76	President
Andrew R. Boll	30	Vice President of Accounting and Public Reporting
Mark L. Baum, J.D.	40	Chief Executive Officer and Director
Paul Finnegan, M.D., M.B.A.	52	Director
Jeffrey J. Abrams, M.D.	65	Director
Robert Kammer, D.D.S.	63	Chairman of the Board of Directors
Stephen G. Austin, C.P.A.	60	Director
August S. Bassani, Pharm.D.	40	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Joachim Schupp, M.D. has been the Chief Medical Officer of the Company since February 2012. Dr. Schupp has more than 25 years of leadership experience in the pharmaceutical industry. He has achieved the professional distinction of leading international project teams that have brought several drugs through the development and the regulatory process and on to the market globally. Most recently, Dr. Schupp has worked as an executive consultant for pharmaceutical and biotechnology companies. He held positions as Vice-President of Clinical Development at Apricus Biosciences, Inc. from April 2011 to February 2012, Senior Consultant to and Chief Medical Officer at Transdel Pharmaceuticals, Inc. from April 2009 to April 2011, Vice President of Medical Affairs at Adventrx Pharmaceuticals from 2006 to 2008 and Vice President of Clinical Data Services at ProSanos Corporation from 2004 to 2006. In addition, Dr. Schupp spent 19 years with Novartis Pharmaceuticals in Switzerland where he held various positions in clinical development and global project management. Dr. Schupp began his pharmaceutical career at Ciba-Geigy, now Novartis, in 1985 where he was appointed to lead international clinical project teams to discover new NSAIDs with improved gastrointestinal tolerability. Dr. Schupp received several prestigious awards at Ciba-Geigy and Novartis for his team leadership contributions. Dr. Schupp received his M.D. and his research doctorate (Dr.med.) from the Free University of Berlin in Germany, and he served on the faculty at the University of Pretoria, South Africa, in Internal Medicine and Rheumatology.

Balbir Brar, D.V.M., Ph.D., has been President of the Company since January 2012 and served as a director from February 15, 2012 until July 25, 2012.  Dr. Brar served as our Vice President of Research and Development from December 2007 until April 2008.  Dr. Brar has over 25 years of experience in drug and device development and worldwide registration of eight major drugs, including Botox. He has significant experience in research and development, conducting clinical trials, implementation of product development plans and working with U.S. and international regulators.  Dr. Brar has also served as a consultant to numerous biotechnology companies since June 2002 including AtheroNova Inc., Aciont, Inc., Altheos, Inc., Aciex Therapeutics, Inc. Dr. Brar has worked with major pharmaceutical companies, including Lederle Laboratories (acquired by Wyeth, then by Pfizer, Inc. (NYSE: PFE), and served as Senior Director of Drug Safety at SmithKline Beckman, now GlaxoSmithKline plc (NYSE: GSK). In addition, he served as Vice President Drug Safety, Research & Development at Allergan, Inc. (NYSE: AGN), where he was responsible for regulatory submission of 50 IND’s/510K’s and worldwide approval of six New Drug Applications. Dr. Brar is listed as the inventor of numerous patents. He has a Ph.D. in Toxicology/Pathology from Rutgers University and D.V.M. from India with finance training from Harvard Business School. Dr. Brar is a recipient of numerous achievements awards for excellence belongs to a number of scientific organizations and is the author/coauthor of over 55 scientific publications.  Dr. Brar’s significant and specifically relevant research and development background brings an important technical perspective to our board.

Andrew R. Boll has been our Vice President of Accounting and Financial Reporting since February 2012 and was a consultant to the Company from December 2011 to February 2012. Mr. Boll has several years of experience in financial reporting and accounting, including four years of experience working with small publicly traded companies, with a particular focus on restructured and reorganized businesses. From November 2007 to November 2011, Mr. Boll was an accountant for BCGU, LLC, a privately held fund manager that specializes in capital venture investment opportunities. There he provided consulting services to public company clients, compiled SEC financial reports, and accounted for numerous public company restructurings, financings and private to public mergers. From December 2004 to November 2007, Mr. Boll was an accountant for Welsh Companies, LLC, a privately held commercial real estate company, its fund and its other subsidiaries. Mr. Boll received his B.S. degree in Corporate and Public Finance, summa cum laude, from Huron University and is a member of the Institute of Management Accountants.

Mark L. Baum, J.D. has served as a director since December 2011 and as our Chairman of our Board of Directors from December 16, 2011 through April 1, 2012.  Mr. Baum has also served as our principal executive officer since December 2011, and was appointed our Chief Executive Officer effective April 1, 2012.  Mr. Baum has served as the principal of The Baum Law Firm, P.C. (now TBLF, LLC) since 1998, and has more than 15 years of experience in financing, operating and advising small capitalization publicly traded enterprises, with a particular focus on restructured or reorganized businesses. As a manager of capital, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. As a securities attorney, Mr. Baum focused his practice on US securities laws, reporting requirements and public company finance-related issues that affect small capitalization public companies. Mr. Baum has actively participated in numerous public company spin-offs, restructurings and recapitalizations, venture fundings, private-to-public mergers, asset acquisitions and divestitures. In addition to his fund management and legal experience, Mr. Baum has operational experience in the following industries: life science and diagnostics, closed door pharmacies, cleaner and renewable energy and retail home furnishings. Mr. Baum has served on numerous boards of directors, including Chembio Diagnostic Systems, Inc. (CEMI), Applied Natural Gas Fuels, Inc. (formerly AGAS), Shrink Nanotechnologies, Inc. (INKN), You on Demand, Inc. (YOD) and CoConnect, Inc. (CCON), as well as boards of advisors for domestic and international private and public companies. Mr. Baum founded and capitalized the Mark L. Baum Scholarship which has funded tuition grants to college students in Texas. Mr. Baum is a published inventor and an inactive member of the state bars of California and Texas.  Mr. Baum was a Managing Member of DermaStar International, LLC, our former majority stockholder.  Mr. Baum currently serves on the Board of Directors and as chair of the Audit Committee of Ideal Power Converters, Inc., a private company located in Austin, TX.  Mr. Baum brings to our board years of public company executive experience, including knowledge of securities laws, reporting requirements and public company finance-related issues.

Paul Finnegan, M.D., M.B.A. has served as a director since February 15, 2012 and currently serves as the Chair of our Compensation Committee and our Nomination and Corporate Governance Committee and as a member of our Audit Committee. Dr. Finnegan brings to the Company experience as a board member and a global senior executive in the pharmaceutical and biotechnology industries. His expertise involves development, commercialization, and product launches of multiple novel drugs, both blockbusters and ultra-orphan therapeutics, which encompassed various clinical indications. He has served in leadership roles in commercial, clinical, medical affairs and business development functions of public and private companies. Most recently, from November 2008 to January 2012, Dr. Finnegan has been an entrepreneur in residence with Avalon Ventures, serving as President, Chief Executive Officer and Board Director of Avelas BioSciences and InCode Pharmaceutics, as well as a member of the biotechnology investment team, leading the clinical, commercial and regulatory due diligence efforts for over three years.  Dr. Finnegan served as our Chief Operating Officer and Chief Medical Officer from April 2008 to November 2008.  From October 2007 to April 2008, Dr. Finnegan served as the President and Chief Executive Officer of Cecoura Therapeutics, a private drug development company. From April 2001 to September 2007, Dr. Finnegan served as Vice President of Global Strategic Marketing and Development and other senior management positions at Alexion Pharmaceuticals. Prior to joining Alexion in 2001, Dr. Finnegan served as Senior Director, Global Medical Marketing for Pharmacia Corporation and G.D. Searle & Co., providing medical affairs leadership for all therapeutic areas for the Asia-Pacific, Japan, Latin America and Canadian business regions.  Dr. Finnegan served as a board observer at AnaptysBio, Inc., a privately held therapeutic antibody company, from 2008 to 2011, and as a member of the boards of directors of Avelas Biosciences, Inc. from November 2008 to January 2011, and InCode BioPharmaceuticals, Inc. from April 2009 to the present.  Dr. Finnegan earned his MBA with Honors, in Finance and Strategy, from the University of Chicago, Graduate School of Business, and the degrees of MD, CM from McGill University, Faculty of Medicine, in Montreal. He is a Fellow of the Royal College of Physicians, Canada (FRCPC), Member of the American Society of Hematology and practiced as an interventional radiologist specializing in oncology and vascular diseases prior to transitioning to industry.  Dr. Finnegan was appointed to our Board of Directors in accordance with the terms of the senior advisory agreement dated January 17, 2012 with the Company.  Dr. Finnegan terminated his senior advisory agreement on May 9, 2012, but remains as an independent member of our Board of Directors.  Dr. Finnegan’s extensive leadership, marketing, investment and financial expertise and international business knowledge provides valuable guidance to our management and board.

Jeffrey J. Abrams, M.D., MPH, has served as a director since September 2007 and served as Chairman of the Board from February 2010 until December 2011.  Currently, Dr. Abrams serves as a member of our Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee. Prior to 2007, Dr. Abrams was a practicing primary care clinician for over twenty years. Dr. Abrams received a B.A. from the State University of New York at Buffalo, an M.D. from the Albert Einstein College of Medicine and an M.P.H. from San Diego State University. Dr. Abrams was one of the co-founders of our company, and we believe that his qualifications to sit on our Board include his scientific and technical knowledge of our Accudel technology and our lead product candidate, Impracor, as well as his years of experience as a practicing primary care clinician.

Robert Kammer, D.D.S., has served as a director since December 2011 and as Chairman of the Board of Directors since April 1, 2012.  Dr. Kammer received his Bachelor of Science Degree in 1971 from Xavier University, Cincinnati, Ohio. He received his Doctor of Dental Surgery Degree from the University of Iowa in 1974. Dr. Kammer is a Diplomat of The American Board of Orofacial Pain and a Founding Charter Member of The Academy for Sports Dentistry and Colorado Osseointegration Study Club. From 1979 to 1996, Dr. Kammer was an Associate Professor and Course Director of Orofacial Pain Section in the Department of Restorative Dentistry at The University of Colorado Health Science Center. From 1982 through 1993, he served on the Sports Medicine Advisory Committee at The University of Colorado Intercollegiate Athletics and was the Team Dentist for Football and Basketball. From 1983 to 1990, Dr. Kammer was a consultant to the Boulder-Denver Pain Control Center and from 1988 through 1991, he served as a Referee and Editorial Staff Consultant of the Journal of Orofacial Pain. Dr. Kammer recently contributed a chapter to the groundbreaking text Osteoperiosteal Flap, is consulting for Clear Choice Dental Implant Centers, co-authoring scientific papers and is a co-investigator for a landmark study of Titanium Implant Prostheses at the Mayo Institute.  Dr. Kammer was a Managing Member of DermaStar International, LLC, our former majority stockholder.  Dr. Kammer brings to our Board of Directors over 30 years of practical experience treating patients for orofacial pain as well as a history of success in leadership positions he has been associated with.

Stephen G. Austin, CPA, has served as a director since July 2012 and currently serves as the Chair of our Audit Committee and as a member of our Compensation Committee and Nomination and Corporate Governance Committee. He has been a Partner in Swenson Advisors, LLP, a regional accounting firm (registered with the PCAOB), since May 1998 and has served as Managing Partner since October 2006. At Swenson Advisors, Mr. Austin manages audit, SEC, Sarbanes-Oxley and business consulting engagements with a focus on technology, manufacturing, service, real estate, social media and non-profit organizations. Prior to joining Swenson Advisors, Mr. Austin accumulated over 22 years of experience as an audit partner with Price Waterhouse LLP, where he worked from 1976 to 1996, and with McGladrey & Pullen, LLP, where he worked from 1996 to 1998, serving both public and private companies. While at Price Waterhouse, Mr. Austin worked in their national office in New York, where he addressed complex accounting and reporting issues for publicly-traded companies and worked with various members of the FASB and EITF staffs. Mr. Austin is licensed as a CPA in California and Georgia. He serves as a board member or advisory board member for various not-for-profit foundations, associations and public service organizations in the United States, serves on the Global board of directors of Integra International, an international association of accounting firms, and served as a director on the board of Avanir Pharmaceuticals, Inc. (NASDAQ: AVNR). In 2004, Mr. Austin published a book on business ethics entitled “Rise of the New Ethics Class,” and in 2005 and 2006 he published articles in Asia discussing The Sarbanes-Oxley Act of 2002. Mr. Austin has also authored articles for the AICPA including the Journal of Accountancy. Mr. Austin holds a B.S. degree in accounting from Bob Jones University and an M.B.A. degree from the University of Georgia. Mr. Austin brings to our Board financial and accounting expertise and extensive experience serving as a director of other companies.

August (“Gus”) S. Bassani, Pharm.D., has served as a director since December 2012.  He currently serves as Vice-President of Consulting, R&D and Formulations at PCCA and has been with PCCA since September 2002. Prior to joining PCCA, Mr. Bassani was a formulation pharmacist in the Product Development Lab of a veterinary pharmaceutical company. He has worked in multiple pharmacy practice settings, located in Alaska, Iowa and Kansas, and has taught extemporaneous compounding principles to pharmacy students in Drake University’s Pharmaceutics Laboratory course. Mr. Bassani received his Doctor of Pharmacy degree from Drake University College of Pharmacy and Health Sciences. He is a member of the 2010 – 2015 United States Pharmacopeia (USP) Council of Experts – Compounding Expert Committee, and is serving on the 2012 – 2014 Drake University College of Pharmacy and Health Sciences National Advisory Council. He is a member of the American Pharmacists Association (APhA), International Academy of Compounding Pharmacists (IACP), American Society of Health Systems Pharmacists (ASHP) and the American Association of Pharmaceutical Scientists (AAPS).  Mr. Bassani's widespread experience in the pharmaceutical industry and his formulation expertise provides valued guidance to our management and board.

There are no family relationships among our directors and executive officers.

Committees of the Board of Directors

On August 7, 2012, the Board established the following committees:  the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee.

Audit Committee

Mr. Austin, Dr. Abrams, and Dr. Finnegan have been appointed to serve on our Audit Committee, and Mr. Austin has been appointed as the Chair of the Audit Committee. Our Board of Directors has determined that each current member of our Audit Committee is “independent” within the meaning of Section 10A(m)(3) of the Exchange Act and Rule 10A-3(b)(1) thereunder and satisfies the requirements for membership in the Audit Committee as set forth in Rule 5605(c)(2)(A) of the Rules of The NASDAQ Stock Market (“NASDAQ Rules”). Our Board of Directors has also determined that Mr. Austin qualifies as an “audit committee financial expert” as defined in applicable rules of the Securities and Exchange Commission.

Our Board of Directors has adopted a written charter for our Audit Committee, which sets forth the specific duties and responsibilities of the Audit Committee, including: (i) overseeing our accounting and financial reporting processes and our financial reporting legal and regulatory compliance, (ii) overseeing and evaluating management’s assessment of the effectiveness of our internal controls over financial reporting, (iii) reviewing any transactions by us with related parties, (iv) appointing our independent registered public accounting firm, (v) monitoring the independence and performance of our independent registered public accounting firm, (vi) pre-approving all audit and permissible non-audit services to be provided to us by our independent registered public accounting firm, subject to a “de minimus” exception, (vii) meeting separately, periodically, with management and with our independent registered public accounting firm, and (viii) establishing procedures for our receipt, retention and treatment of information provided by our employees regarding accounting, internal accounting controls or audit matters. The Audit Committee’s charter is provided on our website, http://www.imprimispharma.com.

Compensation Committee

Dr. Finnegan, Dr. Abrams and Mr. Austin have been appointed to serve on our Compensation Committee, and Dr. Finnegan has been appointed as the Chair of the Compensation Committee. Each member of our Compensation Committee is independent within the meaning of applicable NASDAQ Rules and is a “non-employee director” as defined under Rule 16b-3 of the Exchange Act and an “outside director” as that term is defined in applicable rules under the Internal Revenue Code.

Our Board of Directors has adopted a written charter for our Compensation Committee, which sets forth the specific duties and responsibilities of the Compensation Committee, including: (i) reviewing and approving our executive officer compensation programs and arrangements, (ii) determining the specific objectives of our compensation programs and structuring such programs to effectively attract and retain qualified personnel, (iii) reviewing and establishing goals and objectives relevant to the compensation of our Chief Executive Officer, and evaluating the Chief Executive Officer’s performance in light of those goals and objectives, (iv) administering our equity and incentive compensation plans, and (v) reviewing and approving director compensation and benefits. Pursuant to its charter, the Compensation Committee may select and engage such advisors and consultants as it deems necessary or desirable in its sole discretion to carry out its duties, and has the authority to approve the fees and retention terms relating to such advisors and/or consultants. The Compensation Committee’s charter is provided on our website, http://www.imprimispharma.com.

Nomination and Corporate Governance Committee

Dr. Finnegan, Dr. Abrams and Mr. Austin have been appointed to serve on our Nomination and Corporate Governance Committee, and Dr. Finnegan has been appointed as the Chair of that committee. Each member of our Nomination and Corporate Governance Committee is independent within the meaning of applicable NASDAQ Rules.

Our Board of Directors has adopted a written charter for our Nomination and Corporate Governance Committee, which sets forth the specific duties and responsibilities of that committee, including: (i) assisting in identifying and recruiting qualified candidates for our Board and our management team, (ii) advising the Board regarding the membership and chairs of the committees of our Board, (iii) overseeing and evaluating the performance of our Board and our management team, including assessing the independence of our directors, (iv) recommending to the Board and overseeing our corporate governance principles, and (vii) recommending to the Board and monitoring compliance with our code of business conduct and ethics. A copy of the Nomination and Corporate Governance Committee’s charter is provided on our website, http://www.imprimispharma.com.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2012, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a), except as follows: (i) stockholder Don Miloni filed a late Form 3 on March 18, 2013; (ii) stockholder Professional Compounding Centers of America, Inc. filed a late Form 3 on March 8, 2013; (iii) former stockholder DermaStar International, LLC (A) filed a late Form 5 on March 15, 2013 reporting transactions that occurred on February 28, 2012 and April 25, 2012, which were improperly reported on a Form 3 filed on April 27, 2012 and (B) filed a late Form 4 on July 20, 2012 reporting transactions that occurred on June 29, 2012 and July 12, 2012; (iv) director Jeffrey Abrams filed a late Form 4 on April 27, 2012 reporting transactions that occurred on April 1, 2012; (v) officer and director Mark Baum (A) filed a late Form 5 on March 15, 2013 reporting transactions that occurred on February 28, 2012, April 1, 2012 and April 25, 2012, which were improperly reported on a Form 3 filed on April 27, 2012 and (B) filed a late Form 4 on July 20, 2012 reporting transactions that occurred on June 29, 2012 and July 12, 2012; (vi) officer Andrew Boll filed a late Form 5 on March 15, 2013 reporting a transaction that occurred on February 1, 2012, which was improperly reported on a Form 3 filed on April 27, 2012; (vii) officer and former director Balbir Brar filed a late Form 5 on March 15, 2013 reporting transactions that occurred on January 25, 2012 and April 1, 2012, which were improperly reported on a Form 3 filed on April 27, 2012; (viii) director Paul Finnegan filed a late Form 5 on March 15, 2013 reporting transactions that occurred on January 25, 2012 and April 1, 2012, which were improperly reported on a Form 3 filed on April 27, 2012; (ix) director Robert Kammer (A) filed a late Form 5 on March 15, 2013 reporting transactions that occurred on February 28, 2012, April 1, 2012 and April 25, 2012, which were improperly reported on a Form 3 filed on April 30, 2012 and (B) filed a late Form 4 on July 20, 2012 reporting transactions that occurred on June 29, 2012 and July 12, 2012; (x) director Stephen Austin filed a late Form 4 on August 15, 2012 reporting a transaction that occurred on July 26, 2012; and (xi) officer Joachim Schupp filed a late Form 5 on March 15, 2013 reporting a transaction that occurred on February 15, 2012, which was improperly reported on a Form 3 filed on April 27, 2012.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at www.imprimispharma.com, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Imprimis Pharmaceuticals, Inc., 437 S. Hwy 101, Suite 209, Solana Beach, California, 92075, Attention: Investor Relations. Each of our directors, employees and officers, including our Chief Executive Officer and Principal Financial Officer, and all of our other executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter are available, free of charge, on our website at www.imprimispharma.com. The information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents free of charge to any stockholder upon written request to Imprimis Pharmaceuticals, Inc., 437 S. Hwy 101, Suite 209, Solana Beach, California, 92075, Attention: Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

All information regarding share amounts of common stock and prices per share of common stock contained under the heading “Executive Compensation” reflects the one-for-five reverse stock split effected on February 7, 2013.

Summary Compensation Table

The following table summarizes compensation earned by or awarded or paid to our principal executive officer and our other two most highly compensated executive officers (our “named executive officers”). Also included is compensation information for our Vice President, Accounting and Public Reporting (our Principal Accounting and Financial Officer).

Name and Principal Position	Year	Salary	Stock Awards (1)		Option Awards (2)		All Other Compensation		Total
Mark L. Baum, J.D.	2012	$150,300	$520,000	(3)	$655,773	(4)	-		$1,326,073
Chief Executive Officer	2011	-	-		-		-		-

Joachim P.H. Schupp, M.D.	2012	$178,500	-		$260,100		$29,134	(5)	$467,734
Chief Medical Officer	2011	$38,800	-		$2,192		-		$40,992

Balbir Brar, D.V.M., Ph.D.	2012	$84,000	-		$669,300	(6)	-		$753,300
President	2011	-	-		-		-		-

Andrew R. Boll	2012	$64,500	-		$51,780		$7,524	(7)	$123,804
Vice-President, Accounting and Public Reporting	2011	-	-		-		-		-

(1)
Represents the dollar value of the restricted stock awards calculated on the basis of the fair value of the underlying shares of our common stock on the respective grant dates in accordance with FASB ASC Topic 718 and without any adjustment for estimated forfeitures. The actual value that an executive will realize on each restricted stock award will depend on the price per share of our common stock at the time shares underlying the restricted stock awards are sold. The actual value realized by an executive may not be at or near the grant date fair value of the restricted stock awarded.

(2)
Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 7 "Shareholders’ Equity" of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2012 included in this Form 10-K. For a discussion of the material terms of each stock option award, see the table entitled "Outstanding Equity Awards at Fiscal Year End."

(3)
Represents restricted stock units granted to Mr. Baum outside the 2007 Plan in connection with his services as our Chief Executive Officer, the vesting of which is subject to certain performance conditions.  The value of the award at the grant date assuming that the highest level of the performance conditions will be achieved is the same as reflected in the above table.

(4)
Represents (i) an option to purchase up to 125,000 shares of common stock under the 2007 Plan granted on January 25, 2012 for his uncompensated services as Chairman of the Board of Directors and significant ongoing services related, but not limited, to the Company’s emergence from Chapter 11 bankruptcy protection, negotiation with creditors, pursuit of additional financing opportunities and hiring of executive officers, (ii) an option to purchase up to 25,000 shares of common stock under the 2007 Plan, which was granted to all of the Company’s directors on April 1, 2012 for their service as directors and which vests in equal installments of 6,250 shares on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 subject to continued service as a director on each such date, and (iii) an option to purchase up to 60,000 shares of common stock under the 2007 Plan granted on April 1, 2012 in connection with his appointment as our Chief Executive Officer.

(5)
Consists of (i) $23,500 paid to an entity beneficially owned by Mr. Schupp for consulting services performed during the fiscal year 2012 prior to his hire as our Chief Medical Officer, and (ii) $5,634 paid for medical and dental insurance premiums.

(6)
Represents (i) an option to purchase up to 225,000 shares of common stock under the 2007 Plan granted on January 25, 2012 in connection with his appointment as our President, and (ii) an option to purchase up to 25,000 shares of common stock under the 2007 Plan, which was granted to all of the Company’s directors on April 1, 2012 for their service as directors and which vests in equal installments of 6,250 shares on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 subject to continued service as a director on each such date.  On July 25, 2012, Dr. Brar resigned as a director (but continues in his capacity as our President).  As a result of such resignation, the 18,750 unvested shares under Dr. Brar’s April 1, 2012 option grant were forfeited, and the 6,250 vested shares under such option remain exercisable until March 22, 2013.

(7)
Consists of (i) $5,000 paid to Mr. Boll for consulting services performed during the fiscal year 2012 prior to his hire as our Vice President, Accounting and Public Reporting, and (ii) $2,524 paid for medical and dental insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by our named executive officers and our Vice President, Accounting and Public Reporting serving during the fiscal year ended December 31, 2012.

	Option Awards						Stock Awards
	Number of		Number of						Market Value
	Securities		Securities				Number		of Shares or
	Underlying		Underlying				of Shares		Units of
	Unexercised		Unexercised		Option	Option	or Units		Stock that
	Options (#)		Options (#)		Exercise	Expiration	of Stock that		Have Not
Name	Exercisable		Unexercisable		Price ($)	Date	Have Not Vested		Vested(1)
Mark L. Baum, J.D.	114,583	(2)	10,417	(2)	$2.40	1/25/2022	-		-
	31,875	(3)	28,125	(3)	$4.50	3/31/2017	-		-
	18,750	(4)	6,250	(4)	$4.50	3/31/2017	-		-
	-		-		$-	-	160,000	(5)	$1,560,000
Balbir Brar, D.V.M., Ph.D.	68,750	(6)	156,250	(6)	$3.68	1/25/2016	-		-
	6,250	(7)	-		$4.50	-	-		-
Joachim P.H. Schupp, M.D.	22,917	(8)	52,083	(8)	$3.60	2/15/2016	-		-
	493	(9)	-		$4.00	10/5/2014	-		-
Andrew R. Boll	4,583	(10)	10,417	(10)	$3.68	2/1/2016	-		-

(1) Calculated by multiplying the number of unvested shares by $9.75, the closing price per share of our common stock on December 31, 2012 (which was the last business day of the fiscal year).
(2)
Represents an option granted to Mr. Baum on April 1, 2012 under the 2007 Plan for his uncompensated services as Chairman of the Board of Directors and significant ongoing services related, but not limited, to the Company’s emergence from Chapter 11 bankruptcy protection, negotiation with creditors, pursuit of additional financing opportunities and hiring of executive officers.  The option vests in 12 equal monthly installments of 10,417 shares commencing on January 25, 2012 and ending on January 25, 2013.

(3)
Represents an option granted to Mr. Baum an April 1, 2012 under the 2007 Plan in connection with his appointment as our Chief Executive Officer.  The option vests over a two-year period, with 15,000 shares vesting immediately upon issuance and an additional 1,875 shares vesting monthly for the 24 months thereafter.

(4)
Represents an option granted to Mr. Baum an April 1, 2012 under the 2007 Plan in connection with his services as a director.  The option vests in four equal quarterly installments of 6,250 shares commencing on June 30, 2012.

(5)
Represents restricted stock units granted to Mr. Baum outside the 2007 Plan in connection with his services as our Chief Executive Officer. The total award vests as follows:  (i) 25% vests on successful completion of a financing that results in aggregate cash proceeds to the Company of at least $5,000,000 at any time following the effective date of the grant; (ii) 25% vests on the Company meeting the primary endpoints of its Phase 3 clinical studies for its drug candidate, Impracor; (iii) 25% vests on the Company submitting a New Drug Application for Impracor to the U.S. Food and Drug Administration; and (iv) 25% vests on the Company entering into a definitive license, collaboration or similar agreement for Impracor that would reasonably be expected to generate cash flow for the Company.

(6)
Represents an option granted to Dr. Brar on January 25, 2012 under the 2007 Plan in connection with his appointment as our President.  The option vests in equal monthly installments over the 36 month period following the date of grant.

(7)
Represents an option granted to Dr. Brar on April 1, 2012 under the 2007 Plan in connection with his former services as a director.  The option vests in equal installments of 6,250 shares on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 subject to continued service as a director on each such date.   On July 25, 2012, Dr. Brar resigned as a director (but continues in his capacity as our President).  As a result of such resignation, the 18,750 unvested shares under the option were forfeited, and the 6,250 vested shares under the option remain exercisable until March 22, 2013.

(8)
Represents an option granted to Dr. Schupp on February 15, 2012 under the 2007 Plan in connection with his appointment as our Chief Medical Officer.  The option vests in equal monthly installments over the 36 month period following the date of grant.

(9)
Represents an option granted to Dr. Schupp on December 15, 2011 under the 2007 Plan in connection with a release given by Dr. Schupp upon DermaStar’s investment in the Company.  The option was 100% vested upon its grant.

(10)
Represents an option granted to Mr. Boll on February 1, 2012 under the 2007 Plan in connection with his appointment as our Vice President, Accounting and Public Reporting.  The option vests in equal monthly installments over the 36 month period following the date of grant.

Employment Agreements

Mark L. Baum

On April 1, 2012, the Board of Directors appointed Mr. Mark L. Baum, J.D. as our Chief Executive Officer. Mr. Baum had served as our Chairman of the Board of Directors and principal executive officer and Secretary since December 17, 2011. Concurrently with Mr. Baum’s appointment to Chief Executive Officer, Mr. Baum resigned from his position as Chairman of the Board. Mr. Baum continues to serve as a member of the Board of Directors and as Secretary. Concurrent with his appointment as Chief Executive Officer, we entered into an employment agreement with Mr. Baum, effective as of April 1, 2012, which was subsequently amended and restated on July 24, 2012 (as amended, the “Baum Employment Agreement”). Under the terms of the Baum Employment Agreement, Mr. Baum’s initial base annual salary is $200,400, with a minimum salary increase of no less than 15% annually. Mr. Baum may be eligible, at the sole discretion of the Board, to receive an annual cash bonus of up to 30% of his annual base salary beginning in the fiscal year ending 2013 contingent upon his satisfaction of certain company and individual performance criteria. Mr. Baum may be terminated by us at any time.  Upon the closing of a financing transaction that results in aggregate cash proceeds to the Company of over $5,000,000 at any time after July 24, 2012, Mr. Baum will automatically become entitled to receive a severance package of one year’s base salary and annual bonus in effect at the time of termination and continued Company paid healthcare expenses for one year upon the Company’s termination of Mr. Baum’s employment without cause.

Also on April 1, 2012, the Company granted to Mr. Baum an option to purchase up to 60,000 shares of common stock at an exercise price of $4.50 per share under the 2007 Plan. The option terminates on March 31, 2017 and vests over a two year period, with 15,000 options vesting immediately upon issuance and an additional 1,875 options vesting monthly for the next twenty-four months thereafter. The option vests immediately upon the involuntary termination of Mr. Baum’s employment within 12 months following a change in control, as defined in the 2007 Plan.

On January 25, 2012, the Board approved an option grant to Mr. Baum to purchase up to 125,000 shares pursuant to the 2007 Plan. The options were issued to Mr. Baum for his uncompensated services as Chairman of the Board of Directors and significant ongoing services related, but not limited to, the Company’s emergence from Chapter 11 bankruptcy protection, negotiation with creditors, pursuit of additional financing opportunities and hiring of executive officers.  The option vests in twelve equal monthly installments commencing on January 25, 2012 and ending on January 25, 2013, and has an exercise price of $2.40.

On July 18, 2012, the Board granted to Mr. Baum, in connection with his services as the Chief Executive Officer of the Company, 160,000 restricted stock units (RSUs) outside of the 2007 Plan. The restricted stock units granted to Mr. Baum are subject to certain performance-based vesting criteria, such that 40,000 RSUs will vest upon the satisfaction of each of the following events:  (i) successful completion of a financing that results in aggregate cash proceeds to the Company of at least $5,000,000 at any time following the effective date of the grant; (ii) the Company meets the primary endpoints of its Phase III clinical studies for Impracor; (iii) the Company submits a New Drug Application for Impracor to the U.S. Food and Drug Administration; and (iv) the Company enters into a definitive license, collaboration or similar agreement for Impracor that would reasonably be expected to generate cash flow for the Company. The RSUs vest in full upon a change in control of the Company.

Dr. Balbir Brar

On January 17, 2012, we entered into an Employment Agreement with Dr. Balbir Brar in connection with his appointment as our President, effective January 1, 2012.  Under the agreement, Dr. Brar must commit 20 hours each week to the Company and will receive an initial base salary of $84,000 per year. On January 25, 2012, the Board granted Dr. Brar an option to purchase 225,000 shares of common stock with an exercise price of $3.68 under the 2007 Plan. The option has a four year term and vests monthly over a 36 month period following the date of grant and vests in full upon a change of control, as defined in the 2007 Plan.  Dr. Brar has agreed to not sell more than 5% of the shares of the Company’s common stock acquired through the exercise of his stock options in any monthly period without the approval of the Board of Directors.  We may terminate Dr. Brar’s employment without notice for cause, and upon 60 days’ notice without cause.  Dr. Brar’s employment will also terminate upon his death or disability, or Dr. Brar may terminate his employment upon 60 days’ notice.

Dr. Joachim Schupp

On February 15, 2012, we entered into an Employment Agreement with Dr. Joachim Schupp in connection with his appointment as our Chief Medical Officer.  Under the terms of his Employment Agreement, Dr. Schupp will receive an initial base salary of $204,000 per year.  Also on February 15, 2012, Dr. Schupp was issued an option to purchase 75,000 shares of common stock with an exercise price of $3.60 per share under the 2007 Plan.  The option has a four year term and vests monthly over a 36 month period following the date of grant. The option vests in full upon a change of control as defined in the 2007 Plan. Dr. Schupp has agreed to not sell more than 5% of the shares of the Company’s common stock acquired through the exercise of his stock options in any monthly period without the approval of the Board of Directors. We may terminate Dr. Schupp’s employment without notice for cause, and upon 60 days’ notice without cause.  Dr. Schupp’s employment will also terminate upon his death or disability, or Dr. Schupp may terminate his employment upon 60 days’ notice.

Andrew R. Boll

On January 25, 2012, the Company entered into an Employment Agreement with Mr. Boll, effective as of February 1, 2012. Under the terms of the Employment Agreement, Mr. Boll will receive an initial base salary of $60,000 per year. On January 25, 2012, the Board approved the issuance of an option to purchase 15,000 shares of common stock under the 2007 Plan to Mr. Boll, which was granted on February 1, 2012, the date of his employment with the Company.  The option has an exercise price of $3.68 per share, has a four year term and vests monthly over a 36 month period following the date of grant.  The option vests in full upon a change of control as defined in the 2007 Plan.  Mr. Boll has agreed to not sell more than 5% of the shares of the Company’s common stock acquired through the exercise of his stock option in any monthly period without the approval of the Board of Directors.  We may terminate Mr. Boll’s employment without notice for cause, and upon 60 days’ notice without cause.  Mr. Boll’s employment will also terminate upon his death or disability, or Mr. Boll may terminate his employment upon 60 days’ notice. On October 1, 2012, Mr. Boll's salary was increased to $90,000 per year.

2007 Incentive Stock and Awards Plan

On September 17, 2007, our Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, and restricted stock. The 2007 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.  Effective November 5, 2008, our stockholders approved an amendment to the 2007 Plan to increase the number of authorized shares to 75,000 from 37,500.  On January 25, 2012, our Board of Directors and stockholders approved an amendment to, among other things, increase the maximum number of shares issuable under the 2007 Plan to 750,000 shares. The amendment became effective following our compliance with certain information requirements of the SEC.  Effective as of July 18, 2012, our Board of Directors and stockholders approved a further amendment to increase the maximum number of shares to 2,400,000 shares and to increase the number of shares that may be granted to an individual in a calendar year.  The stockholder approval of the amendment became effective upon our compliance with certain information requirements of the SEC.

Compensation of Directors

We do not currently have a standard director compensation program in place; however, the Board of Directors approved the following compensation to our directors for their service as directors in 2012:

On April 1, 2012, the Board of Directors approved the grant to each of our directors on that date, including our employee and non-employee directors, of an option to purchase up to 25,000 shares of our common stock under the 2007 Plan (each, a “2012 Director Option”). The directors who received such an option were as follows: (i) employee directors Dr. Brar (whose option has been forfeited as a result of his resignation as a director but remains exercisable until March 22, 2013) and Mr. Baum, and (ii) non-employee directors Dr. Kammer, Dr. Finnegan and Dr. Abrams.  Each of the options has an exercise price of $4.50 per share and a term of five years, and vests quarterly over a one year period such that options to purchase 6,250 shares vest on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 (subject to continued service as a director on each such date).

On April 1, 2012, the Board of Directors approved the grant to director Dr. Jeffrey Abrams, in consideration of his service as a director of the Company during 2011 and 2012, of an option to purchase up to 60,000 shares of common stock under the 2007 Plan.  The option has an exercise price of $4.50 per share and a term of ten years, and vests in equal monthly installments over a one year period.

On July 26, 2012, in connection with his appointment as a director, the Board of Directors granted to Mr. Austin an option to purchase up to 17,123 shares of our common stock under the 2007 Plan. That option has an exercise price of $4.50 per share and a term of five years, and vests in equal monthly installments over a period of one year commencing on January 1, 2013. In addition, the Board of Directors approved our payment to Mr. Austin of a quarterly cash payment of $5,000 for his services as a director and a quarterly cash payment of $1,250 for his services as the chair of the Audit Committee.

On December 14, 2012, in connection with his appointment as a director, the Board of Directors granted to Mr. Bassani an option to purchase up to 7,603 shares of our common stock under the 2007 Plan. That option has an exercise price of $10.75 per share and a term of five years, and vests in equal monthly installments over a period of one year commencing on January 1, 2013. In addition, the Board of Directors approved the payment to Mr. Bassani of a quarterly cash payment of $5,000 for his services as a director.

Director Compensation Table

The following table shows the compensation paid in fiscal 2012 to our non-employee directors.  All compensation received by directors Dr. Brar and Mr. Baum, including compensation received by them for services as a director, is disclosed in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash		Stock Awards(1)(3)		Option Awards (2)(3)		Total
Robert J. Kammer, D.D.S.	$-		$269,444	(4)	$381,578	(5)	$651,022
Paul Finnegan, M.D.	$18,000	(6)	$-		$450,325	(7)	$468,325
Jeffrey J. Abrams, M.D.	$-		$-		$381,480	(8)	$381,480
Stephen G. Austin, CPA	$12,500		$-		$58,099	(9)	$70,599
August S. Bassani, Pharm.D.	$-		$-		$81,627	(10)	$81,627

(1)
Represents the dollar value of the restricted stock awards calculated on the basis of the fair value of the underlying shares of our common stock on the respective grant dates in accordance with FASB ASC Topic 718 and without any adjustment for estimated forfeitures. The actual value that an executive will realize on each restricted stock award will depend on the price per share of our common stock at the time shares underlying the restricted stock awards are sold. The actual value realized by an executive may not be at or near the grant date fair value of the restricted stock awarded.

(2)
Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 7 "Shareholders’ Equity" of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2012 included in this Form 10-K.

(3)	The aggregate number of stock and option awards outstanding as of December 31, 2012 for each non-employee director are as follows:

Name	Shares Underlying Options Awards	Shares Underlying Stock Awards	Total
Robert J. Kammer, D.D.S.	85,000	60,000	145,000
Paul Finnegan, M.D.	150,000	-	150,000
Jeffrey J. Abrams, M.D.	87,250	-	87,250
Stephen G. Austin, CPA	17,123	-	17,123
August S. Bassani, Pharm.D.	7,603	-	7,603

(4)
Represents (i) 20,000 shares of common stock earned by but not yet issued to Dr. Kammer under his advisory agreement entered into with the Company on April 1, 2012, pursuant to which Dr. Kammer provides certain consultant and advisory services in addition to his services as a director and, among other compensation, earns $10,000 per month in the form of common stock based on a price per share of $4.50, and (ii) 40,000 RSUs granted to Dr. Kammer on July 18, 2012 outside the 2007 Plan in connection with his services as a consultant and advisor to the Company, which RSUs are subject to certain performance-based vesting criteria such that all 40,000 RSUs will vest at such time as the Company meets the primary endpoints of its Phase III clinical studies for Impracor.

(5)
Represents (i) a 2012 Director Option granted to Dr. Kammer, and (ii) an option to purchase up to 60,000 shares of common stock granted to Dr. Kammer on April 1, 2012 under the 2007 Plan pursuant to the terms of his advisory agreement with the Company, which agreement provides for, in addition to certain other compensation provided to Dr. Kammer under that agreement for his consulting and advisory services that is described in footnote (4) above, the grant to Dr. Kammer of this non-qualified stock option with an exercise price of $4.50 per share, an expiration date of March 31, 2017, and a vesting schedule as follows:  15,000 shares vest on the date of grant and the remaining shares vest in equal monthly installments over a two year period beginning on May 1, 2012.

(6)
Reflects the total amount paid to Dr. Finnegan under a senior advisory agreement entered into with the Company on January 17, 2012 and terminated on May 9, 2012. Such amount was paid in April 2012 prior to the termination of the agreement in exchange for services rendered under the agreement in the first quarter of 2012.

(7)
Represents (i) a 2012 Director Option granted to Dr. Finnegan, and (ii) an option to purchase 125,000 shares of common stock at an exercise price of $3.20 per share granted to Dr. Finnegan on January 25, 2012 under the 2007 Plan in connection with a senior advisory agreement entered with the Company on January 17, 2012, which agreement was terminated on May 9, 2012. Also effective May 9, 2012, we entered into an amendment to Dr. Finnegan’s option agreement which modifies the vesting schedule of the option to provide that the option to purchase 40% of the shares covered by the grant will vest on September 30, 2012, 40% will vest on March 31, 2013 and 20% will vest on September 30, 2013, provided that Dr. Finnegan is serving as a director, employee or consultant at the time of such vesting.

(8)
Represents (i) a 2012 Director Option granted to Dr. Abrams, and (ii) an option to purchase 60,000 shares of common stock granted to Dr. Abrams on April 1, 2012 under the 2007 Plan in consideration of his service as a director of the Company during 2011 and 2012, which option has an exercise price of $4.50 per share, a term of ten years, and vests in equal monthly installments over a one year period.

(9)
Represents an option to purchase up to 17,123 shares of our common stock granted to Mr. Austin on August 26, 2012 under the 2007 Plan, as consideration for his service as a director. That option has an exercise price of $4.50 per share, a term of five years, and vests in equal monthly installments over a period of one year commencing on January 1, 2013.

(10)
Represents an option to purchase up to 7,603 shares of our common stock granted to Mr. Bassani on December 14, 2012 under the 2007 Plan, as consideration for his services as a director.  That option has an exercise price of $10.75 per share, has a term of five years, and vests monthly over a period of one year commencing on January 1, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the shares of our common stock beneficially owned by (1) each of our directors, (2) the named executive officers, (3) all of our directors and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting stock.  We have determined the beneficial ownership shown on this table in accordance with the rules of the Securities and Exchange Commission. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of March 15, 2013.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o Imprimis Pharmaceuticals, Inc. 437 S. Hwy 101, Suite 209, Solana Beach, CA 92075.  All information regarding share amounts reflects our one-for-five reverse stock split effected on February 7, 2013.

Beneficial Owner	Amount and Nature of Beneficial Ownership
	Number of Shares	Percentage (1)
5% + Stockholders
John W. Fish, Jr. (2)	603,171	6.78%
Don Miloni (3)	1,243,513	13.86%
Professional Compounding Centers of America, Inc. (4)	832,683	9.37%

Directors and Officers
Jeffery J. Abrams, M.D. (5)	126,113	1.41%
Mark L. Baum, J.D. (6)	401,174	4.40%
Andrew R. Boll (7)	6,250	*
Balbir Brar, D.V.M., Ph.D. (8)	113,204	1.26%
Paul Finnegan, M.D. (9)	125,000	1.39%
Robert J. Kammer, D.D.S. (10)	995,593	11.07%
Stephen G. Austin, CPA (11)	7,135	*
August S. Bassani, Pharm.D. (13)	3,168	*
Joachim Schupp, M.D. (12)	31,743	*
All executives and directors as a group (9 persons)	1,809,380	18.88%
____________
*	Represents less than 1%.
(1)
Applicable percentage ownership is based on 8,888,250 shares of our common stock outstanding as of March 15, 2013.  Shares of common stock subject to options or warrants and convertible notes subject to conversion into shares of our common stock currently exercisable or convertible, or exercisable or convertible within 60 days after March 15, 2013 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 10,190 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2013.
(3)
Includes 878,576 shares held in his name, 25,316 shares held by Mr. Miloni’s spouse, 151,899 shares held by 1425 Greenwood Lane, LLC, of which Mr. Miloni is the beneficial owner, 102,766 shares held by RCHER Financial, LLC, of which Mr. Miloni is a beneficial owner and 84,956 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2013 (of which Mr. Miloni holds warrants to acquire 15,282 shares, Mr. Miloni’s spouse holds warrants to acquire 6,329 shares, 1425 Greenwood Lane, LLC holds warrants to acquire 37,975 shares, and RCHER Financial, LLC holds warrants to acquire 25,730 shares).

(4)	The address for Professional Compounding Centers of America, Inc. is 9901 South Wilcrest Dr., Houston, TX 77099.
(5)
Jeffrey J. Abrams, M.D., a director, is a trustee of the Abrams Family Trust, which owns 39,063 shares of our common stock. Dr. Abrams has sole voting and investment control with respect to the shares of common stock owned by the Abrams Family Trust.  Includes 87,050 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.

(6)
Includes 40,000 shares of common stock issuable pursuant to restricted stock units that vested on February 13, 2013 and 189,375 shares of common stock issuable upon the exercise of stock options and 2,413 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2013.

(7)	Includes 6,250 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.
(8)	Includes 100,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.
(9)	Includes 125,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.
(10)
Includes 24,444 shares of common stock to which Dr. Kammer is entitled for services performed under his advisory agreement, and 64,375 shares of common stock issuable upon the exercise of stock options and 15,282 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2013.

(11)	Includes 7,135 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.
(12)	Includes 31,743 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.
(13)	Includes 3,168 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2012:

EQUITY COMPENSATION PLAN INFORMATION (1)(2)

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options		Weighted- Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	2,400,000		$5.26	1,477,888
Equity compensation plans not approved by security holders	200,000	(3)	-	-
Total	2,600,000		$5.26	1,477,888

(1)
Includes the 2007 Incentive Stock and Awards Plan. See Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for additional information regarding our equity compensation plans.

(2)
On January 25, 2012, the Board determined that it was in the best interests of the Company and its stockholders to amend the 2007 Plan to, among other things, increase the maximum number of shares issuable under the 2007 Plan by 675,000 shares to 750,000 shares, and to reserve such shares for issuance under the 2007 Plan (the “Plan Amendment”), subject to stockholder approval of the Plan Amendment. Our stockholders approved the Plan Amendment in an action by written consent on January 25, 2012; the approval became effective on February 26, 2012.  Effective as of July 18, 2012, our board of directors and stockholders holding a majority of the Company’s outstanding voting power approved a further amendment to the Plan to increase the number of shares available for issuance under the Plan from 750,000 to 2,400,000 and to increase the per person limit on the maximum number of shares of the Company’s common stock that may be granted to an individual under the Plan in a calendar year.

(3)
On July 18, 2012, the Board granted to Mr. Baum, in connection with his services as the Chief Executive Officer of the Company, 160,000 restricted stock units (RSUs) and Mr. Kammer, in connection with his services as a consultant, 40,000 RSUs outside of the 2007 Plan.  The restricted stock units granted to Mr. Baum and Mr. Kammer are subject to certain performance-based vesting criteria.  See Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for additional information regarding these restricted stock units.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Transactions with Related Persons

During the fiscal year ended December 31, 2012, and through the date of this Form 10-K, other than as described below, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Our Chief Executive Officer and director, Mr. Mark L. Baum, and the Chairman of our Board of Directors, Robert J. Kammer, served as Managing Members of DermaStar International, LLC (“DermaStar”) prior to DermaStar’s conversion of all of the outstanding shares of Series A Preferred Stock into common stock and the distribution of all shares of capital stock and warrants held by it to its members in July 2012.  Mr. Baum and Dr. Kammer were appointed to our Board on December 16, 2011, following the closing of the Line of Credit Agreement and the purchase of the Series A Preferred Stock by DermaStar described below and elsewhere in this Form 10-K.

Secured Line of Credit

On November 21, 2011, we entered into a Secured Line of Credit Letter Agreement (the “Line of Credit Agreement”) with DermaStar, pursuant to which DermaStar agreed to lend us funds under a line of credit upon certain conditions, including the dismissal of the Chapter 11 Case by the Bankruptcy Court.   The Line of Credit Agreement became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  The Line of Credit Agreement provided for advances of up to an aggregate of $750,000, subject to the satisfaction by us of certain conditions in connection with the initial advance and each subsequent advance. The largest outstanding principal balance under the line of credit at any time was $750,000.   Interest accrued at 10% per annum.  No interest payments were made by us during the period other than in connection with the conversion of the line of credit described below.

On April 25, 2012, the entire outstanding principal balance and all accrued and unpaid interest under the line of credit, an aggregate of $762,534, was converted into 193,046 shares of common stock and warrants to purchase 48,262 shares of common stock at the offering price and on the terms of the April Private Placement described below, pursuant to the terms of a conversion agreement we entered into with DermaStar on April 20, 2012.  The warrants have substantially the same terms as the warrants issued in the April Private Placement.  The line of credit was terminated upon the completion of the conversion.

Series A Preferred Stock Purchase

In partial consideration for and in connection with the Line of Credit Agreement, on November 21, 2011 we executed a Securities Purchase Agreement with DermaStar, pursuant to which we agreed to issue 10 shares of newly-designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to DermaStar for an aggregate purchase price of $100,000.   The Securities Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 12, 2011, we and DermaStar consummated the transactions contemplated by the Securities Purchase Agreement.  The shares of Series A Preferred Stock issued to DermaStar in the offering are convertible into 1,499,700 shares of our common stock.

On June 29, 2012, DermaStar converted the 10 shares of Series A Preferred Stock held by it into 1,499,700 shares of our common stock.   In connection with the conversion, we paid to DermaStar $200,000 as partial consideration for the conversion pursuant to a conversion agreement.  Immediately following the conversion of the Series A Preferred Stock, all 10 shares were retired to our treasury and cancelled.  The conversion agreement was unanimously approved by the Company’s disinterested directors, with Mr. Baum and Dr. Kammer abstaining.

7.5% Convertible Promissory Note

On April 5, 2010, we issued a $1,000,000 7.5% Convertible Promissory Note (the “Convertible Note”) to Alexej Ladonnikov, an existing stockholder of the Company.  The Convertible Note had an annual interest rate of 7.5% and all principal and interest were due and payable on its maturity date, April 5, 2012.

During January 2012, Mr. Ladonnikov sold 80% of the Convertible Note to DermaStar in a private transaction.  Effective as of January 25, 2012, we entered into separate waiver and settlement agreements with DermaStar and Mr. Ladonnikov.  Under each of the waiver and settlement agreements, the holders of the Convertible Note agreed to forever waive (i) their rights to accelerate the entire unpaid principal sum of the Convertible Note and all accrued interest pursuant to Section 1 of the Convertible Note, (ii) their rights under Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, and (iii) certain conversion rights pursuant to Section 3 of the Convertible Note.  Under the terms of the waiver and settlement agreement with DermaStar, we and DermaStar agreed to the mandatory conversion of the principal and accrued and unpaid interest of the Convertible Note and $56,087 in current accounts payable of the Company held by DermaStar into our common stock at a conversion price of approximately $0.6668 per share at such time as we had a sufficient number of shares of authorized common stock to effect such conversion.  Under the terms of the waiver and settlement agreement with Mr. Ladonnikov, we and Mr. Ladonnikov agreed to the mandatory conversion of the 20% of the principal and accrued and unpaid interest of the Convertible Note held by Mr. Ladonnikov, at such time as we had a sufficient number of authorized common shares to effect such a conversion, into our common stock at a conversion price of $0.60. Mr. Ladonnikov also agreed to make a one-time payment of $50,000 to us at such time as the Convertible Note was converted into common stock.

On February 28, 2012, effective immediately following the effective time of our Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock and implementing the one-for-eight reverse split of our common stock, the entire outstanding balance and all accrued but unpaid interest owing under the Convertible Note and the accounts payable held by DermaStar were converted into 1,835,830 shares of common stock, and the Convertible Note was terminated.  At the time of conversion, there was approximately $142,603 in accrued and unpaid interest due under the Convertible Note.  Mr. Ladonnikov made the required one-time payment of $50,000 to us at the time of the conversion.

Company Policy Regarding Related Party Transactions

The charter of the Audit Committee of our Board tasks the Audit Committee with reviewing and overseeing all related party transactions for potential conflict of interest situations on an ongoing basis.  In accordance with that policy, the Audit Committee’s general practice is to review and oversee those transactions that are reportable as related party transactions under the Financial Accounting Standards Board and Securities and Exchange Commission rules and regulations. Management advises the Board of Directors on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

Director Independence

Our Board of Directors has determined that Mr. Austin, Dr. Abrams, Mr. Bassani and Dr. Finnegan would each be considered an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Rules. Mr. Baum would not be considered independent because he currently serves as our Chief Executive Officer, and Dr. Kammer is not independent because of certain ongoing advisory relationships.

Commencing on February 15, 2012, Dr. Balbir Brar, our President, served as a director on our Board.  Dr. Brar resigned as a director on July 25, 2012, but continues in his capacity as our President. Dr. Brar was not considered independent because of his position as our President.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the company by KMJ Corbin & Company LLP for the years ended December 31, 2012 and 2011, were:

	2012	2011

Audit Fees	$48,100	$15,000
Audit-Related Fees	$76,032	$-
Total	$124,132	$15,000

“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, and  review of financial statements included in our quarterly reports. “Audit-Related Fees” represent fees for professional services provided in connection with the review of our registration statements on Forms S-8 and S-1, and related services normally provided in connection with statutory and regulatory filings and engagements.   There were no Tax Fees or Other Fees billed by or paid to our principal accountant during the years ended December 31, 2012 and 2011.

Pre-approval Policy

Our Board of Directors pre-approves all services to be provided by KMJ Corbin & Company LLP.  KMJ Corbin & Company LLP performed no services, and no fees were incurred or paid, relating to financial information systems design and implementation. All fees paid to KMJ Corbin & Company LLP for fiscal 2012 and 2011 were pre-approved by our Board of Directors.

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

The Exhibit Index attached to this Report is incorporated by reference herein.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIMIS PHARMACEUTICALS, INC.

Date: March 18, 2013	By:	/s/ Mark Baum
Name: Mark L. Baum, J.D.
Title: Secretary and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew R. Boll	Vice-President of Accounting and Public Reporting	March 18, 2013
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Mark L. Baum	Chief Executive Officer and Director	March 18, 2013
Mark L. Baum, J.D.	(Principal Executive Officer)

/s/ Jeffrey J. Abrams		March 18, 2013
Jeffrey J. Abrams, M.D.	Director

/s/ Balbir Brar		March 18, 2013
Balbir Brar, D.V.M., Ph.D.	President

/s/ Paul Finnegan		March 18, 2013
Paul Finnegan, M.D., M.B.A.	Director

/s/ Robert J. Kammer		March 18, 2013
Robert J. Kammer, D.D.S.	Director

/s/ Stephen Austin		March 18, 2013
Stephen Austin, C.P.A.	Director

/s/ August Bassani		March 18, 2013
August Bassani, Pharm.D.	Director

FINANCIAL STATEMENTS

Imprimis Pharmaceuticals, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period from July 24, 1998 (Inception) Through December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and for the Period from July 24, 1998 (Inception) Through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from July 24, 1998 (Inception) Through December 31, 2012	F-9

Notes to the Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imprimis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Imprimis Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012 and for the period from July 24, 1998 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imprimis Pharmaceuticals, Inc. and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and for the period from July 24, 1998 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 18, 2013

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$10,035,615	$146,160
Prepaid expenses and other current assets	61,552	14,797
Deferred offering costs	596,281	-
Total current assets	10,693,448	160,957
Furniture and equipment, net	12,548	-
TOTAL ASSETS	$10,705,996	$160,957
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$635,384	$218,612
Accounts payable - related party	-	56,087
Accrued Phase 3 expenses	55,784	55,784
Accrued payroll	18,391	-
Deferred revenue	-	100,000
Notes payable - related party	-	300,000
Convertible note payable and accrued interest	-	1,130,479
Total current liabilities	709,559	1,860,962
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock, $0.001 par value, 10 shares authorized, none and 10 shares issued and outstanding
at December 31, 2012 and 2011, respectively	-	-
Common stock, $0.001 par value, 395,000,000 shares authorized,
6,772,066 and 397,515 shares issued and outstanding
at December 31, 2012 and 2011, respectively	6,772	398
Additional paid-in capital	34,093,933	16,820,330
Deficit accumulated during the development stage	(24,104,268)	(18,520,733)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	9,996,437	(1,700,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,705,996	$160,957

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011	For the Period From July 24, 1998 (Inception) through December 31, 2012
Revenues:
License revenues	$100,000	$-	$100,000
Operating expenses:
Selling, general and administrative	2,980,374	827,674	12,553,701
Research and development	1,298,503	111,554	9,118,761
Loss from operations	(4,178,877)	(939,228)	(21,572,462)
Other income (expense):
Interest expense	(24,658)	(75,000)	(1,730,892)
Interest income	15,410	-	142,991
Loss on extinguishment of debt	(1,195,410)	-	(1,195,410)
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	-	60,292	176,505
Total other expense, net	(1,204,658)	(14,708)	(2,231,806)
Net loss	(5,383,535)	(953,936)	(23,804,268)
Deemed dividend to preferred stockholders	(200,000)	(100,000)	(300,000)
Net loss attributable to common stockholders	$(5,583,535)	$(1,053,936)	$(24,104,268)
Net loss per share of common stock, basic and diluted:	$(1.24)	$(2.65)
Weighted average number of shares of common stock outstanding,
basic and diluted	4,493,535	397,803

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
 (Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2012 and 2011 and for the period from June 24, 1998 (Inception) through December 31, 2012

						Deficit accumulated
	Preferred Stock		Common Stock		Additional	during the	Total
		Par		Par	Paid-in	development	Stockholders'
	Shares	Value	Shares	Value	Capital	stage	Equity (Deficit)
Balance at June 24, 1998 (Inception)	-	$-	-	$-	$-	$-	$-
Estimated fair value of services contributed by
stockholders	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(100,000)	(100,000)
Balance at December 31, 1998	-	-	-	-	100,000	(100,000)	-

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(204,000)	(204,000)
Balance at December 31, 1999	-	-	-	-	300,000	(304,000)	(4,000)

Issuance of common stock at $0.256 per share in
May and June 2000	-	-	23,437	23	5,977	-	6,000
Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(213,092)	(213,092)
Balance at December 31, 2000	-	-	23,437	23	505,977	(517,092)	(11,092)

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(208,420)	(208,420)
Balance at December 31, 2001	-	-	23,437	23	705,977	(725,512)	(19,512)

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(228,217)	(228,217)
Balance at December 31, 2002	-	-	23,437	23	905,977	(953,729)	(47,729)

Estimated fair value of services contributed by
stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(207,196)	(207,196)
Balance at December 31, 2003	-	-	23,437	23	1,105,977	(1,160,925)	(54,925)

Estimated fair value of services contributed by
stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(508,226)	(508,226)
Balance at December 31, 2004	-	-	23,437	23	1,505,977	(1,669,151)	(163,151)

Capital contributions	-	-	-	-	14,200	-	14,200
Issuance of common stock at $0.256 per share in
August 2005	-	-	61,328	61	15,639	-	15,700
Exercise of stock options at $0.256 per share in
August 2005	-	-	390	1	99	-	100
Estimated fair value of services contributed by
stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(539,622)	(539,622)
Balance at December 31, 2005	-	-	85,155	85	1,935,915	(2,208,773)	(272,773)

Capital contributions	-	-	-	-	48,600	-	48,600
Exercise of stock options at $0.256 per share in June
and July 2006	-	-	9,375	9	2,391	-	2,400
Estimated fair value of services contributed by
stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(584,232)	(584,232)
Balance at December 31, 2006	-	-	94,530	94	2,386,906	(2,793,005)	(406,005)

Issuance of common stock at $0.256 per share
during January and March 2007	-	-	99,609	100	25,400	-	25,500
Exercise of stock options and warrants at $0.256
per share in April and August 2007	-	-	976	1	249	-	250
Estimated fair value of services contributed by
stockholders	-	-	-	-	175,000	-	175,000
Capital contributions	-	-	-		105,907	-	105,907
Forgiveness of notes payable and interest	-	-	-	-	241,701	-	241,701
Issuance of restricted common stock at $80.00 per share
in August 2007	-	-	4,882	5	(5)	-	-
Issuance of common stock in connection with merger
on September 17, 2007	-	-	46,249	46	(46)	-	-
Net proceeds from private placement offering issued
at $100,000 per unit in September and October 2007	-	-	51,795	52	3,837,739	-	3,837,791
Issuance of common stock related to conversion of
senior convertible notes payable and accrued interest	-	-	38,254	38	1,530,139	-	1,530,177
Beneficial conversion feature upon conversion of
senior convertible notes payable	-	-	-	-	1,530,177	-	1,530,177
Issuance of common stock and warrants for consulting
services in September 2007 at a value of $80.00 per
share for stock transaction and $100,000 per unit
for stock and warrant transaction	-	-	6,875	7	549,993	-	550,000
Stock-based compensation	-	-	-	-	184,522	-	184,522
Net loss	-	-	-	-	-	(4,284,540)	(4,284,540)
Balance at December 31, 2007	-	-	343,170	343	10,567,682	(7,077,545)	3,490,480

Net proceeds from private placement offering issued
at $110,000 per unit in May 2008 and final costs of
2007 private placement offering	-	-	45,454	45	3,941,256	-	3,941,301
Adjustment and issuance of common stock, warrant and
stock options related to consulting services agreement	-	-	(347)	-	(117,993)	-	(117,993)
Issuance of restricted stock at $28.00 per share
in November 2008	-	-	625	1	(1)	-	-
Stock-based compensation	-	-	-	-	562,442	-	562,442
Net loss	-	-	-	-	-	(3,304,388)	(3,304,388)
Balance at December 31, 2008	-	-	388,902	389	14,953,386	(10,381,933)	4,571,842

Issuance of common stock and stock options related
to consulting agreements	-	-	1,144	1	121,454	-	121,455
Exercise of stock options at $39.60 per share August 2009	-	-	1,250	1	49,499	-	49,500
Stock-based compensation	-	-	-	-	388,050	-	388,050
Net loss	-	-	-	-	-	(4,553,636)	(4,553,636)
Balance at December 31, 2009	-	-	391,296	391	15,512,389	(14,935,569)	577,211

Issuance of common stock and stock options related
to consulting agreements	-	-	5,750	6	367,894	-	367,900
Issuance of restricted stock at $32.00 per share
in October 2010	-	-	1,250	1	12,082	-	12,083
Stock-based compensation	-	-	-	-	535,812	-	535,812
Net loss	-	-	-	-	-	(2,531,228)	(2,531,228)
Balance at December 31, 2010	-	-	398,296	398	16,428,177	(17,466,797)	(1,038,222)

Forfeiture of unvested restricted stock in May 2011	-	-	(781)	-	3,332	-	3,332
Issuance of Series A Preferred Stock at $10,000 per
share in December 2011	10	-	-	-	100,000	-	100,000
Preferred stock beneficial conversion feature	-	-	-	-	100,000	-	100,000
Accretion of preferred stock discount	-	-	-	-	-	(100,000)	(100,000)
Estimated fair value of stock options granted to former
employees in forgiveness of liabilities	-	-	-	-	11,400	-	11,400
Stock-based compensation	-	-	-	-	177,421	-	177,421
Net loss	-	-	-	-	-	(953,936)	(953,936)
Balance at December 31, 2011	10	-	397,515	398	16,820,330	(18,520,733)	(1,700,005)

Estimated fair value of beneficial conversion feature and
warrants in connection with modification and
extinguishment of debt	-	-	-	-	1,245,410	-	1,245,410
Conversion of convertible note payable and related party
accounts payable at $0.67 and $0.60 per common share
in February 2012	-	-	1,835,830	1,836	1,196,854	-	1,198,690
Round lot adjustment for reverse stock split, February 2012	-	-	1,402	1	(1)	-	-
Conversion of notes payable – related party in April 2012
into common stock and warrant units at $3.95 per unit	-	-	193,046	193	762,341	-	762,534
April Private Placement, issuance of common stock and
warrant units at $3.95 per unit, net of offering costs
of $12,335	-	-	2,011,691	2,011	7,931,834	-	7,933,845
Series A Preferred Stock conversion in June 2012	(10)	-	1,499,700	1,500	(1,500)	(200,000)	(200,000)
PCCA Purchase Agreement, sale of common stock
at $4.8038 per share, net of offering costs of $17,914, in
August 2012	-	-	832,682	833	3,981,253	-	3,982,086
Exercise of stock options at $4.00 per share	-	-	200	-	800	-	800
Stock-based compensation	-	-	-	-	2,156,612	-	2,156,612
Net loss	-	-	-	-	-	(5,383,535)	(5,383,535)
Balance at December 31, 2012	-	$-	6,772,066	$6,772	$34,093,933	$(24,104,268)	$9,996,437

 The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended	For the Period From July 24, 1998 (Inception)
	December 31,	December 31,	through December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,383,535)	$(953,936)	$(23,804,268)
Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	(60,292)	(176,505)
Amortization of prepaid consulting fees	-	-	807,608
Depreciation	2,944	338	6,098
Loss on extinguishment of debt	1,195,410	-	1,195,410
Non-cash interest on notes payable	24,658	75,000	1,730,892
Stock-based compensation	2,156,612	192,153	4,285,428
Payments made on behalf of Company by related party	-	254,142	254,142
Changes in assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	(46,755)	45,695	(61,552)
Accounts payable and accrued expenses	231,435	144,980	539,961
Accrued Phase 3 expenses	-	-	111,871
Accrued payroll	18,391	(9,240)	104,982
Deferred revenue	(100,000)	20,000	-
NET CASH USED IN OPERATING ACTIVITIES	(1,900,840)	(291,160)	(12,670,933)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(15,492)	-	(18,646)
NET CASH USED IN INVESTING ACTIVITIES	(15,492)	-	(18,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to a related party	450,000	300,000	976,300
Proceeds received in connection with debt modification	50,000	-	50,000
Proceeds from issuance of preferred stock	-	100,000	100,000
Proceeds from notes payable	-	-	2,500,000
Preferred stock deemed dividend paid at conversion	(200,000)	-	(200,000)
Cash advances from related party	-	27,537	27,537
Repayment of advances from related party	-	(281,679)	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and
exercise of warrants and stock options	800	-	100,250
Proceeds from issuance of common stock and warrants
for cash, net of offering costs	11,915,931	-	19,695,023
Deferred offering costs	(410,944)	-	(410,944)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,805,787	145,858	22,725,194
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,889,455	(145,302)	10,035,615
CASH AND CASH EQUIVALENTS, beginning of period	146,160	291,462	-
CASH AND CASH EQUIVALENTS, end of period	$10,035,615	$146,160	$10,035,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,600	$2,400	$12,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$-	$432,007
Deferred offering costs in connection with equity
offering recorded in accounts payable	$185,337	$-	$185,337
Conversion of related party accounts payable into common stock	$56,087	$-	$56,087
Conversion of notes payable and accrued interest into
common stock	$1,905,137	$-	$3,435,314
Forgiveness of notes payable and accrued interest to
shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$100,000	$100,000
Related party acquisition of Phase 3 liabilities	$-	$56,087	$56,087
Conversion of preferred stock into common stock	$1,500	$-	$1,500

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012 and 2011 and the period from July 24, 1998 (Inception) through December 31, 2012

NOTE 1. ORGANIZATION

Imprimis Pharmaceuticals, Inc. (“Imprimis”, the “Company”, “we”, “us”, or “our”) is a specialty pharmaceutical company focused on the commercial development of compounded drug formulations.  Through an exclusive strategic relationship with the largest compounding pharmacy organization in North America, Imprimis expects to use its proprietary Accudel drug delivery technology, coupled with licensed technologies, and proprietary formulations and market data, to identify pharmaceutical development opportunities where there is a significant unmet need for a new drug product.  Imprimis is also internally developing non-invasive, topically delivered products. Our innovative patented Accudel cream formulation technology is designed to enable highly targeted site-specific treatment. Impracor, our lead Phase 3 pain product candidate, utilizes the Accudel platform technology to deliver the active drug, ketoprofen, a non-steroidal anti-inflammatory drug, through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects. We intend to leverage the Accudel platform technology to expand and create a portfolio of topical products for a variety of indications.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On February 28, 2012, the Company changed its name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. All prior references to Transdel Pharmaceuticals, Inc. have been changed to Imprimis Pharmaceuticals, Inc. to reflect the change.  On February 28, 2012, the Company effected a one-for-eight reverse stock split and on February 7, 2013 the Company effected a one-for-five reverse stock split. All share and per share amounts and calculations in this report reflect the effects of these reverse stock splits.

Imprimis has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has incurred recurring operating losses, has had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company has a deficit accumulated during the development stage of approximately $24.1 million at December 31, 2012, and anticipates incurring further losses through the year 2013 and beyond.  The Company has not yet generated significant sales revenue and has funded its operating losses to date through debt and equity offerings and borrowings under its line of credit.  The Company believes that its existing cash and cash equivalents, including the proceeds from the public offering in February 2013 (see Note 12), will be sufficient to cover its cash flow requirements for at least the next twelve months.

Research and Development

The Company expenses all costs related to research and development as they are incurred.  Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, and other overhead expenses, clinical trials, contract services and outsource contracts.

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

During the year ended December 31, 2012, the Company recorded $100,000 in revenues for non-refundable royalty advances, which were previously deferred.  The Company does not anticipate that it will generate any significant revenues until one or more of its drug candidates are approved by the U.S. Food and Drug Administration (“FDA”) and the Company is able to commercialize one or more of its product candidates. Also, effective sales and marketing support must be in place for either the drug candidates or any other products the Company may develop in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2012 and 2011, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties in our consolidated balance sheets at December 31, 2012 and 2011, and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2012 and 2011. We are subject to taxation in the United States and California.  The Company’s tax years for 2000 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC provided temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.   At December 31, 2012, the Company had approximately $7.8 million in cash deposits in excess of FDIC limits.

Deferred Offering Costs

On July 25, 2012, the Company filed with the Securities and Exchange Commission a registration statement in connection with an underwritten public offering of its common stock.  At December 31, 2012, the Company had deferred offering costs of $596,281 for legal, accounting and other expenses directly related to the offering.  The offering closed on February 13, 2013 (see Note 12).  Cash proceeds to the Company arising from the offering will be netted against these deferred offering costs and any other costs directly associated with the offering incurred subsequent to December 31, 2012.

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

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

●
Level 1: Applies to assets or liabilities for which there are quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

●
Level 2: Applies to assets or liabilities for which there are significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●
Level 3: Applies to assets or liabilities for which there are significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

At December 31, 2012 and 2011, the Company does not have any financial assets or liabilities which are measured on a recurring basis.  At December 31, 2012 and 2011, the Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, accrued Phase 3 expenses, accrued payroll, notes payable-related party and convertible note payable and accrued interest.  The carrying amount of these financial instruments approximates fair value due to the short-term maturities of these instruments.

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

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Years Ended		For the Period From July 24, 1998(Inception) through
	December 31,		December 31,
	2012	2011	2012
Employees - selling, general and administrative	$384,859	$134,922	$1,776,312
Employees - research and development	250,380	37,754	865,051
Directors - selling, general and administrative	1,225,350	19,477	1,348,042
Consultants - selling, general and administrative	137,745	-	945,353
Consultants - research and development	158,278	-	158,278
Total	$2,156,612	$192,153	$5,093,036

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, preferred stock, stock options, unvested restricted stock units (“RSUs”) and warrants were 1,682,678 and 827,242 at December 31, 2012 and 2011, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted loss per share of common stock for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011

Net loss	$(5,383,535)	$(953,936)
Deemed dividend to preferred stockholders	(200,000)	(100,000)
Numerator – loss attributable to common stockholders	(5,583,535)	(1,053,936)
Denominator – weighted average number of shares
of common stock outstanding, basic and diluted	4,493,535	397,803
Net loss per share, basic and diluted	$(1.24)	$(2.65)

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with GAAP and IFRS. The amendments in this update are effective for periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to enhance disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2011-11 to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of ASU 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2013-01 to have a material impact on our consolidated financial statements.

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

On July 26, 2011, the Bankruptcy Court denied the Company’s motion to sell its assets pursuant to the Asset Purchase Agreement. On October 7, 2011, the Company terminated the Asset Purchase Agreement pursuant to its terms.   On November 21, 2011, in connection with certain transactions with DermaStar International, LLC (“DermaStar”) described in Notes 6 and 7 below, the Company requested that the Bankruptcy Court dismiss the Chapter 11 Case and retain jurisdiction to decide matters related to claims brought in the Bankruptcy Case by the Purchaser.  On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.  In connection with the dismissal of the Chapter 11 Case, the Bankruptcy Court, among other things, declined to retain jurisdiction over claim objection proceedings and found moot the Company’s objection to certain claims to receive a break-up fee pursuant to the Asset Purchase Agreement of Cardium Therapeutics, Inc. and Cardium Healthcare, Inc., a wholly owned subsidiary of Cardium. The dismissal of the Chapter 11 Case was based upon the provisions of both 11 U.S.C. Sections 305 (a) and 1112(b).

NOTE 4. FURNITURE AND EQUIPMENT

Furniture and equipment, net, as of December 31, 2012 and December 31, 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
Furniture and Equipment, net:
Computer Software and Hardware	$6,525	$-
Furniture and Equipment	8,967	-
	15,492	-
Accumulated Depreciation	(2,944)	-
	$12,548	$-

During the years ended December 31, 2012 and 2011, the Company recorded depreciation expenses of $2,944 and $338, respectively.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	December 31,	December 31,
	2012	2011
Accounts payable	$286,686	$218,612
Accrued offering costs	185,337
Deferred rent	2,477	-
Other accrued expenses	21,440	-
Stock-based compensation accrual	139,444	-
Total accounts payable and accrued expenses	$635,384	$218,612

NOTE 6. NOTES PAYABLE

Convertible Notes – August 2005

In August 2005, the Company issued seven convertible promissory notes in the aggregate amount of $226,300 to various stockholders (collectively, the “Stockholders’ Notes”). The Stockholders’ Notes bore interest at 4% per annum and were to mature on August 25, 2010. In connection with the issuance of the Stockholders’ Notes, the Company granted warrants that were exercisable into an aggregate of 884 shares of the Company’s common stock. The warrants were determined to have an insignificant fair value at the time of the grant.

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

Convertible Notes – May and June 2007

In May and June 2007, the Company issued convertible notes payable to various lenders for an aggregate amount of $1,500,000 (collectively, the “2007 Notes”).  Each of the 2007 Notes included interest at 7% per annum and were to mature on December 16, 2007 (“Maturity Date”). However, as a result of the Merger and Private Placement (see Note 7), the entire outstanding principal amount and accrued interest was converted into the Company’s common stock at a conversion price equal to $40.00 per share, which resulted in the issuance of 38,254 shares.  Also, the Company recorded a debt discount of $1,530,177, which was amortized immediately to interest expense upon the conversion of the 2007 Notes.  Excluding the debt discount, interest expense on the 2007 Notes was $30,177 for the period from Inception through December 31, 2008.

Convertible Note – April 2010 – Related Party

On April 5, 2010, the Company issued a Senior Convertible Promissory Note (the “Note”) to Alexej Ladonnikov in a private placement. The Note included an annual interest rate of 7.5% and (unless converted or prepaid, as noted below) all principal and interest was due and payable on its maturity date of April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor had the right to convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of the Company’s common stock for each $40 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company had the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. Accrued interest on the Note was $0 and $130,479 at December 31, 2012 and 2011, respectively, and interest expense on the Note for the years ended December 31, 2012 and 2011 was $12,124 and $75,000, respectively.  Following the Company’s bankruptcy petition filed June 26, 2011, as well as the change in ownership control following the issuance of Series A Convertible Preferred Stock to DermaStar, the entire unpaid principal sum of this Note, together with its accrued and unpaid interest became immediately due and payable.

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

Pursuant to the terms of the waiver and settlement agreement by and between the Company and DermaStar, DermaStar and the Company agreed to the mandatory conversion of the eighty percent (80%) of the principal and accrued and unpaid interest of the Note held by DermaStar, at such time as (and not until) the Company has a sufficient number of authorized common shares to effect such a conversion, into common stock of the Company at a conversion price of approximately $0.6668 (“DermaStar Conversion Price”). Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 of current accounts payable of the Company (“AP Conversion”) held by DermaStar, at such time as (and not until) the Company had a sufficient number of authorized common shares for such conversion. The AP Conversion was made at the DermaStar Conversion Price.

On February 28, 2012, the Company issued 1,454,962 shares of common stock to DermaStar as payment in full for its 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and $56,087 in the Company’s accounts payable.  The Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the year ended December 31, 2012.

Pursuant to the terms of the waiver and settlement agreement by and between the Company and Mr. Ladonnikov, Mr. Ladonnikov and the Company agreed to the mandatory conversion of the twenty percent (20%) of the principal and accrued and unpaid interest of the Note held by Mr. Ladonnikov, at such time as (and not until) the Company had a sufficient number of authorized common shares to effect such a conversion, into common stock of the Company at a conversion price of $0.60. Additionally, Mr. Ladonnikov agreed to make a one-time payment to the Company, at such time as the Note is converted into the Company’s common stock, of $50,000.

On February 28, 2012, the Company received payment from Mr. Ladonnikov of $50,000 and issued 380,868 shares of common stock to Mr. Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521).  The Company has determined this to be a substantial modification to the debt instrument and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Note principal balance less $50,000 cash payment received) for the year ended December 31, 2012.

Secured Line of Credit – Related Party

On November 21, 2011, the Company entered into a Secured Line of Credit Letter Agreement (the “Line of Credit Agreement”) with DermaStar.  The Line of Credit Agreement became effective on December 10, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  The line of credit was secured by a blanket security interest in all of the Company’s assets, including its intellectual property.  The Line of Credit Agreement provided for advances to the Company of up to an aggregate of $750,000 (each an “Advance” and collectively the “Loan”), subject to the satisfaction by the Company of certain conditions in connection with the initial Advance and each subsequent Advance.  Each Advance was made pursuant to a promissory note in favor of DermaStar.  The Company had received advances totaling $750,000 and $300,000 up to April 25, 2012 (the date of the conversion thereof) and December 31, 2011, respectively.  The promissory notes accrued interest at 10% annually and had a maturity of one year after the effective dates of the applicable Advance.  There was no accrued interest on the promissory notes at December 31, 2012 and 2011 and interest expense for the years ended December 31, 2012 and 2011 was $12,534 and $0, respectively.

As of April 20, 2012, the aggregate principal balance owed under the Line of Credit was $750,000.  Effective April 20, 2012, the Company and DermaStar entered into a Promissory Note Conversion Agreement (the “Conversion Agreement”) wherein the parties agreed that the entire outstanding principal balance of the promissory notes issued in favor of DermaStar pursuant to the Line of Credit Agreement and all related accrued interest, totaling $762,534, would be converted into Units (as defined in Note 7) at a rate of $3.95 per Unit.  Pursuant to the Conversion Agreement, on April 25, 2012 and upon conversion of the outstanding principal balance and unpaid interest under the Line of Credit Agreement, DermaStar was issued a total of 193,046 shares of the Company’s common stock and a related warrant to purchase up to an additional 48,262 shares of the Company’s common stock.  The warrant has an exercise price of $5.925 per share and a three year term.  The Line of Credit Agreement has been terminated.

The addition of a conversion feature to the Line of Credit Agreement resulted in terms that were substantially different from the terms of the original agreement, and therefore, the conversion resulted in an extinguishment of debt.  The relative fair value of the warrant issued to DermaStar was determined to be $137,383 using the Black-Scholes-Merton option pricing model.  The variables used in this pricing model included: (1) discount rate of 0.4% (2) expected warrant life of 3 years, (3) expected volatility of 350% and (4) zero expected dividends.  In addition, the value of the effective BCF resulting from the Conversion Agreement was determined to be $51,940.  The value of the debt discount was recorded as additional paid-in capital and as the Line of Credit was immediately convertible, the debt discount of $189,323 was immediately expensed as a loss on extinguishment of debt.

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

Notes payable consist of the following:

	December 31,	December 31,
	2012	2011
10% convertible notes	$-	$300,000
7.5% convertible note	-	1,000,000
Total convertible notes payable	-	1,300,000
Less: Current portion	-	(1,300,000)
Long-term portion	$-	$-

NOTE 7.  STOCKHOLDERS’ EQUITY

Common Stock Issuances

On February 28, 2012, the Company increased the number of authorized shares of capital stock to 400,000,000, and the number of authorized shares of common stock to 395,000,000 and effected a one-for-eight reverse stock split. On February 7, 2013, the Company effected a one-for-five reverse stock split.  All share and per share amounts and calculations in this report reflect these stock splits.

The following is a summary of common stock and capital contribution transactions from inception through December 31, 2012:

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

In fiscal year 2000, the Company issued 23,437 shares of common stock at a price of $0.256 per share for proceeds of $6,000. Also, recorded capital contributions of $200,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

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

In fiscal year 2005, the Company issued 61,718 shares of common stock at a price of $0.256 per share for gross proceeds of $15,800 for common stock purchases and stock option exercises. The Company received additional capital contributions in cash of $14,200 from the Company’s stockholders and recorded capital contributions of $400,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

In fiscal year 2006, the Company issued 9,375 shares of common stock at a price of $0.256 per share for gross proceeds of $2,400. The Company received additional capital contributions in cash of $48,600 from the Company’s stockholders and recorded capital contributions of $400,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

Prior to the Merger during fiscal year 2007, the Company issued 100,585 shares of its common stock at a price of $0.256 per share for proceeds of $25,750, which includes the issuance of 781 shares upon the exercise of a warrant and 195 shares upon exercise of stock options. Also, prior to the Merger, the Company received capital contributions of $105,907 from the Company’s stockholders and recorded capital contributions of $175,000 (the estimated fair value of the services contributed) in connection with services contributed by stockholders, which is recorded respectively in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

Prior to the Merger during fiscal year 2007, the Company recorded additional paid-in capital of $241,701 related to the forgiveness of Stockholders’ Notes (see Note 6).

In August 2007, the Company issued a restricted stock grant to an executive of the Company for 4,882 shares of the Company’s common stock.

In connection with the Merger in 2007, 46,249 shares of common stock remained outstanding (see Note 2).

Concurrent with the Merger in 2007, the Company sold 51,795 shares of common stock for net proceeds of $3,837,791 ($4,143,667 gross) through a private placement (the “Private Placement”). In addition, the investors received warrants to purchase 12,949 shares of common stock for a period of five years at a cash and cashless exercise price of $160.00 and $200.00 per share, respectively. In connection with the Private Placement, the Company incurred placement agent fees and other related expenses totaling $342,105 (of which $36,229 was paid in fiscal year 2008 and netted with the 2008 private placement discussed below) and issued warrants to purchase up to 844 shares of common stock for a period of three years at cash and cashless exercise price of $160.00 and $200.00 per share, respectively.

Concurrent with the Merger in 2007, the Company issued 38,254 shares of common stock related to the conversion of the 2007 Notes and accrued interest of $1,530,177. Also, the Company recorded a debt discount of $1,530,177 related to the 2007 Notes (see Note 6).

In September 2007, the Company entered into three, one-year consulting agreements with three separate firms to provide services related to investor communications. In the aggregate, 6,875 shares of common stock were issued in accordance with the terms of the agreements along with a warrant to purchase 469 shares of common stock for a period of five years at a cash and cashless exercise price of $160.00 and $200.00, respectively. The fair value of the stock and warrants were valued at $550,000. The estimated costs of the consulting agreements, including the stock, warrants and non-refundable fee were amortized over the one-year terms.

On May 12, 2008, the Company sold 45,454 shares of common stock for net proceeds of $3,941,301 ($4,000,000 gross) through a follow-on private placement (the “Follow-on Private Placement”) to accredited investors. In addition, the investors received warrants to purchase 5,682 shares of common stock for a period of five years at a cash and cashless exercise price of $176.00 and $220.00 per share, respectively. In connection with the Follow-On Private Placement, the Company incurred expenses of $22,470, which was recorded as a reduction of additional paid-in capital, and the gross proceeds were also netted with $36,229 related to the 2007 Private Placement that was paid in 2008.

In 2008, in connection with the termination of certain consulting agreements entered into in 2007 and 2008, 2,064 shares of common stock were forfeited at a value that was reversed of $135,136. The Company also decreased additional paid-in capital and consulting expense by $70,000 because of the remeasurement of certain consulting agreements. Additionally, during 2008, the Company entered into an agreement with an investor relations firm (“IR Firm”).  Pursuant to the agreement with the IR Firm, the Company issued 1,717 shares of common stock during 2008 at a value of $85,833. In a separate agreement, the Company entered into a consulting agreement in which the Company issued a three-year warrant to purchase 125 shares of the Company’s common stock at a cash and cashless price of $80.00 per share. The net amount of shares forfeited during 2008 from consulting agreements and the IR Firm was (347) and the net expense reversed and charged to additional paid-in capital was ($117,993).

On November 21, 2008, the Company issued a restricted stock grant to a director of the Company for 625 shares of the Company’s common stock. The restricted stock grant vested over a one-year period.

During 2009, in connection with the agreement with the IR Firm, the Company issued 1,144 shares of common stock valued at $50,356.  In a separate agreement, the Company entered into a consulting agreement in which the Company issued a stock option to purchase 1,250 shares of the Company’s common stock at an exercise price of $39.60 per share. The fair value of the option, determined based on the Black-Scholes-Merton pricing model, was recorded as $14,434.  In another agreement, the Company entered into a consulting agreement in which the Company issued stock options to purchase 1,188 shares of the Company’s common stock at an exercise price of $64.00 per share. The fair value of the options, determined based on the Black-Scholes-Merton pricing model, was recorded at $56,665. The total value of common stock, warrants and options recorded during 2009 was $121,455.

In August 2009, the Company issued 1,250 shares of common stock at a price of $39.60 per share for gross proceeds of $49,500 for stock option exercises.

In June 2010, the Company entered into two separate agreements with an investor relations firm and a financial advisory services firm (collectively “the firms”) in order to provide certain investor relations and advisory services to the Company for a period of one year. In exchange for such services, the Company issued 5,000 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $208,000 and recorded as prepaid consulting fees upon issuance) to the firms as a prepayment of services to be received over a three-month period. The Company agreed to suspend the services related to these agreements, therefore, at this time no additional shares of common stock will be issued to the firms. For the year ended December 31, 2010, the Company recorded stock-based compensation related to the stock of $208,000. On August 13, 2010, the Company entered into a consulting agreement in which the Company issued stock options to purchase 5,030 shares of the Company’s common stock at an exercise price of $42.80 per share. The fair value of the options, determined based on the Black-Scholes-Merton pricing model, was recorded at $132,300. In September 2010, the Company entered an agreement with an investor relations firm in order to provide certain investor relations services to the Company for a period of six months. In exchange for such services, the Company issued 750 shares, in the aggregate, of its unregistered common stock, of which all shares were nonforfeitable (valued at $27,600 and recorded as prepaid consulting fees upon issuance) to the investor relations firm as a prepayment of services to be received for the initial three-month period of the agreement. The agreement was terminated by the Company during November 2010.  For the year ended December 31, 2010, the Company recorded stock-based compensation related to the restricted stock of $27,600. The total number of shares of common stock issued to consultants during 2010 was 5,750 and the total value of common stock and options issued to consultants during 2010 was $367,900.

On October 20, 2010, the Company appointed John N. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company. Dr. Bonfiglio was also appointed as a director on the Company’s Board. The Board granted Dr. Bonfiglio a stock option for 10,000 shares of common stock and issued 1,250 shares of restricted common stock in accordance with the Company’s 2007 Incentive Stock and Awards Plan. The stock option and the restricted common stock vested as follows: 25% of the option shares and the restricted stock vested immediately upon grant, with the balance of the option shares and the restricted stock vesting in equal monthly installments over the next 36 months beginning 30 days after the grant date.  The restricted stock was valued at $32.00 per share, the reported closing price of the Company’s common stock on October 20, 2010.  For the year ended December 31, 2010, the Company recorded stock-based compensation expense related to the issuance and partial vesting of the restricted stock award of $12,083.

On May 13, 2011, the Board accepted the resignation of Dr. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company and as a director on the Board.  As a result of Dr. Bonfiglio’s resignation, of the 1,250 shares of restricted stock awarded to him, 469 shares had vested and 781 shares were returned to treasury and cancelled effective his date of resignation.   For the year ended December 31, 2011, the Company recorded stock-based compensation expense related to the issuance and partial vesting of the restricted stock award of $3,332.

On February 28, 2012, the Company issued 380,868 shares of common stock to Alexej Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521).

On February 28, 2012, the Company issued 1,454,962 shares of common stock to DermaStar as payment in full for its 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and conversion of $56,087 in the Company’s accounts payable.

On April 20, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors relating to the sale and issuance of an aggregate of 2,011,691 shares of its common stock and warrants to purchase up to 502,928 shares of its common stock at an exercise price of $5.925 per share, for an aggregate purchase price of approximately $7,950,000 (the “April Private Placement”).  The April Private Placement closed on April 25, 2012, and the Company received proceeds, net of offering costs, of approximately $7,930,000.

On April 25, 2012, the Company converted debt totaling $762,534 (including accrued interest of $12,534) owed to DermaStar, a related party, into 193,046 shares of the Company’s common stock and a related warrant to purchase 48,262 shares of the Company’s common stock at an exercise price of $5.925 per share (see Note 6).

On August 30, 2012, the Company entered into a License Agreement (the “PCCA License Agreement") and a Stock Purchase Agreement (the “PCCA Purchase Agreement”) in a strategic transaction with PCCA (the “PCCA Transaction”). Pursuant to the terms of the PCCA Purchase Agreement, on August 31, 2012, the Company issued and sold to PCCA 832,682 shares of its common stock at a per share purchase price of $4.8038, for aggregate proceeds, net of offering costs, of approximately $3,980,000.

On December 11, 2012, the Company issued 200 shares of common stock at a price of $4.00 per share for gross proceeds of $800 for stock option exercises.

Preferred Stock

At December 31, 2012, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares issued and outstanding.

Series A Preferred Stock - Converted

The Series A Preferred Stock had the rights and preferences identified in the Certificate of Designation to our Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 9, 2011.  Among other things, the Certificate of Designation (i) authorizes 10 shares of the Company’s preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) grants the holders of the Series A Preferred Stock the right to convert into our common stock at a conversion price of approximately $0.06668, as adjusted; (iii) grants a liquidation preference of $10,000 per share of Series A Preferred Stock; (iv) provides that the holders of Series A Preferred Stock shall vote with the holders of our common stock on an “as converted basis”; and (v) provides that the affirmative vote of a majority of the outstanding shares of the Series A Preferred Stock is required to approve certain corporate matters including, among other things, changes to the rights of the holders of the Series A Preferred Stock, amendments to our Amended and Restated Certificate of Incorporation or Bylaws, issuance of priority or parity securities, issuance of debt securities, entry into certain fundamental transactions and increase or decrease in the size of our Board of Directors.

In partial consideration for and in connection with the Line of Credit Agreement described in Note 6, on November 21, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with DermaStar, a former related party, pursuant to which the Company agreed to issue ten (10) shares of newly-designated Series A Preferred Stock to DermaStar for an aggregate purchase price of $100,000.   The Purchase Agreement, as amended, became effective on December 9, 2011, in connection with the dismissal of the Chapter 11 Case by the Bankruptcy Court.  On December 12, 2011, the Company and DermaStar consummated the transactions contemplated by the Purchase Agreement.  On December 31, 2011 and made effective November 21, 2011, the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”). Pursuant to the terms of the Amendment, DermaStar agreed not to convert more than five (5) shares of Series A Preferred Stock into common stock until such time as the Company has a sufficient number of authorized shares of common stock to enable the conversion of all ten shares of Series A Preferred Stock held by DermaStar. The five shares of preferred stock could be converted into 749,850 shares of common stock, which represented approximately 65% of the capital stock of the Company on an as-converted basis at the time of issuance.

The Company recorded a beneficial conversion feature of $100,000 to the preferred share purchase and recorded a preferred stock discount.  As the preferred shares did not have a stated redemption date, the associated discount was amortized from the date of issuance to the earliest possible conversion date, which is the date of issuance and recognized as a deemed dividend to the preferred stockholders using the effective yield method.  Accordingly, the Company recorded non-cash accretion of preferred stock deemed dividend totaling $100,000 in 2011, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders and additional paid-in capital by a corresponding $100,000. The non-cash accretion of the preferred stock deemed dividend does have an effect on net loss or cash flows for the year ended December 31, 2011.

On June 29, 2012, DermaStar converted the 10 shares of Series A Preferred Stock held by it into 1,499,700 shares of the Company’s common stock.   In connection with the conversion, the Company paid to DermaStar $200,000 as partial consideration for the conversion pursuant to a conversion agreement.  Immediately following the conversion of the Series A Preferred Stock, all 10 shares were retired to our treasury and cancelled.  The Company recognized the $200,000 payment as additional consideration transferred in the transaction in excess of the fair value of the consideration issuable in accordance with the original conversion terms.  As a result, the cash payment to DermaStar was recorded as a deemed preferred stock dividend.  Accordingly, the Company recorded a deemed preferred stock dividend at the date of conversion, June 29, 2012, totaling $200,000, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders.

Restricted Stock Units (“RSUs”)

RSU awards are granted subject to certain restrictions, including performance based conditions. The grant-date fair value of the RSUs, which has been determined based upon the market value of the Company’s shares of common stock on the grant date, is expensed over the vesting period.

On July 18, 2012, the Company granted to Mr. Baum, in connection with his services as the Chief Executive Officer, 160,000 RSUs pursuant to a Stand-alone Restricted Stock Unit Agreement (the “Baum RSUs”) outside of the Company’s 2007 Incentive Stock and Awards Plan (as amended on November 5, 2008, January 25, 2012 and July 18, 2012) (the “Plan”).  The Baum RSUs are subject to certain performance-based vesting criteria, such that 40,000 RSUs will vest upon the satisfaction of each of the following events:  (i) successful completion of a financing that results in aggregate cash proceeds to the Company of at least $5,000,000 at any time following the effective date of the grant; (ii) the Company meets the primary endpoints of its Phase 3 clinical studies for its drug candidate, Impracor; (iii) the Company submits a New Drug Application for Impracor to the U.S. Food and Drug Administration; and (iv) the Company enters into a definitive license, collaboration or similar agreement for Impracor that would reasonably be expected to generate cash flow for the Company.  The Baum RSUs vest in full upon a change in control of the Company.  The Company expects to successfully complete each performance based event required for the Baum RSUs to fully vest, and has accounted for them in such a manner.

On July 18, 2012, the Company granted to Dr. Kammer, in connection with his services as a consultant and advisor to the Company, 40,000 RSUs, pursuant to a Stand-alone Restricted Stock Unit Agreement (“Kammer RSUs”) outside of the Plan.  The Kammer RSUs are subject to certain performance-based vesting criteria, such that all 40,000 RSUs will vest when the Company meets the primary endpoints of its Phase 3 clinical studies for its drug candidate, Impracor.  The Kammer RSUs vest in full upon a change in control of the Company.  The Company expects to successfully complete the performance based event required for the Kammer RSUs to fully vest, and has accounted for them in such a manner.  In accordance with accounting guidance for share-based compensation to consultants, the unvested portion of the Kammer RSUs will be revalued on an interim basis until the performance-based vesting criteria is met.  Once the performance-based vesting criteria is met, the fair value and total expense amount of the Kammer RSUs will be calculated based on the market value of the Company’s common stock on that day.  On the date of issuance, July 18, 2012, the Kammer RSUs were valued at $130,000, and as of December 31, 2012, the revalued estimated fair value of the Kammer RSUs was $390,000.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2012	-	$-
RSUs granted	200,000	3.25
RSUs vested	-	-
RSUs cancelled	-	-
Unvested - December 31, 2012	200,000	$3.25

The grant-date fair value of RSUs granted during the year ended December 31, 2012 was approximately $650,000.  As of December 31, 2012, the total unrecognized compensation expense related to unvested RSUs was approximately $546,000 (including recognized and unrecognized expenses of the revalued fair value of the Kammer RSUs) which is expected to be recognized over a weighted-average period of 0.85 years, based on the estimated vesting schedules.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Plan, which, as of December 31, 2012, provided for the issuance of a maximum of an aggregate of 2,400,000 shares of the Company’s common stock.  The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan will be administered by the Company’s Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.  On January 25, 2012, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 75,000 to 750,000 and to modify the definition of “fair market value” under the Plan, among other things.  The approval became effective on February 26, 2012.  Effective as of July 18, 2012, our Board of Directors and stockholders holding a majority of the Company’s outstanding voting power approved a further amendment to the Plan to increase the number of shares available for issuance under the Plan from 750,000 to 2,400,000 and to increase the per person limit on the maximum number of shares of the Company’s common stock that may be granted to an individual under the Plan in a calendar year.  The Company had 1,477,888 shares available for future issuances under the Plan at December 31, 2012.

A summary of the Plan activity for the year ended December 31, 2012 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2012	30,030	$48.40
Options granted	1,019,726	3.71
Options exercised	(200)	4.00
Options cancelled	(143,750)	3.37
Options outstanding - December 31, 2012	905,806	$5.26	4.76	$5,290,234
Options exercisable	480,464	$6.44	5.49	$2,795,233
Options vested and expected to vest	863,272	$5.32	4.80	$5,040,734

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2012, based on the closing price of the Company’s common stock of $9.75 on that date.

The Company’s outstanding options have been granted to the employees, directors and consultants at exercise prices that range from $2.40 to $80.00, the estimated fair market value of the common stock on the dates of issuance.  These options have expiration dates that range from 3 – 10 years from their grant date and vest immediately, monthly, quarterly, or on an annual basis for a period of up to five years. The Company uses the Black-Scholes-Merton option pricing model to estimate the grant-date fair value of share-based awards. The Black-Scholes-Merton option pricing model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of the Company that correspond to the expected term.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The Company used 0% as an expected dividend yield assumption. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors in 2012, the Company assigned a forfeiture factor of 10%. This percentage was determined based on consideration of actual forfeitures realized to date and estimated forfeitures to potentially occur in the future.  All option grants during 2011 were immediately exercisable; therefore, there was no forfeiture factor assigned.

As of December 31, 2012, there was approximately $1,348,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average period of 1.03 years.

On October 5, 2011, priority claims of former employees in the amount of $119,667 originating as a result of the Company’s Bankruptcy petition filed June 26, 2010 (the “Priority Claimants”), were settled and paid by the Company.  These amounts consisted of accrued and owed payroll amounts, accrued vacation and any other claims held against the Company at October 5, 2011.  The Priority Claimants were given cash in the amount $47,975 and 7,500 stock options valued at $11,400 and the difference of $60,292 was recognized as a gain on forgiveness of liabilities during the year ended December 31, 2011. These options have an exercise price of $4.00, vested immediately upon issuance, and have a three year life from the date of issuance.

On January 25, 2012, the Board approved the grant to Dr. Balbir Brar, the Company’s President, of an option to purchase 225,000 shares of common stock under the Plan. The exercise price of the option is $3.68 and the option vests as follows: 1/36th of the unvested shares will vest on each of the 36 monthly periods following the date of the grant provided Dr. Brar continues to be employed by the Company as of the applicable vesting date.

On January 25, 2012, in connection with a senior advisory agreement, the Board approved the grant to Dr. Paul Finnegan, a director, an option to purchase up to 125,000 shares of common stock under the Plan. The exercise price of the option is $3.20. The option was originally scheduled to vest as follows: 50,000 shares on January 6, 2013, 50,000 shares on January 6, 2014 and 25,000 on January 6, 2015. On May 9, 2012, the Company entered into a termination agreement to terminate its senior advisory agreement with Dr. Finnegan, and, in connection therewith, entered into an amendment to Dr. Finnegan’s option agreement.  The amendment to the option agreement modifies the vesting schedule of the option to provide that 40% of the shares covered by the grant will vest on September 30, 2012, 40% will vest on March 31, 2013 and 20% will vest on September 30, 2013, provided that Dr. Finnegan is serving as a director, employee or consultant at the time of such vesting.  In connection with the termination of the senior advisory agreement, the option agreement was also modified to provide for the issuance of the option as compensation for Dr. Finnegan’s services as a director rather than a consultant.  This option is accounted for as an employee stock option agreement, the final valuation of the option was determined at the date of modification and the remaining expense of the option agreement will be recognized ratably over the remaining vesting periods in accordance with the modified terms.

On January 25, 2012, the Board approved a one-time stock option grant to Mr. Baum, the Company’s current Chief Executive Officer and a director, to purchase up to 125,000 shares of the Company’s common stock under the Plan. The option was issued to Mr. Baum for his uncompensated services as Chairman of the Board and significant ongoing services related, but not limited to, the Company’s emergence from Chapter 11 bankruptcy protection, negotiation with creditors, pursuit of additional financing opportunities and hiring of executive officers.  The option vests in twelve equal monthly periods, commencing on January 25, 2012 and ending on January 25, 2013 and has an exercise price of $2.40.

On January 25, 2012 the Board approved the grant to Andrew R. Boll, the Company’s Vice-President of Accounting and Public Reporting, of an option to purchase up to 15,000 shares of common stock under the Plan, which option was granted on February 1, 2012, the commencement date of Mr. Boll’s employment with the Company. The exercise price of the option is $3.68 and the option vests as follows: 1/36th of the unvested shares will vest on each of the 36 monthly periods following the date of the grant provided Mr. Boll continues to be employed by the Company as of the applicable vesting date.

On January 25, 2012 the Board approved the grant to Dr. Joachim Schupp, the Company’s Chief Medical Officer, of an option to purchase up to 75,000 shares of common stock under the Plan, which option was granted on February 15, 2012, the commencement date of Dr. Schupp’s employment with the Company. The exercise price of the option is $3.60 and the option vests as follows: 1/36th of the unvested shares will vest on each of the 36 monthly periods following the date of the grant provided Dr. Schupp continues to be employed by the Company as of the applicable vesting date.

On April 1, 2012, the Board of Directors approved the issuance of options to purchase 25,000 shares of the Company’s common stock to each of the Company’s directors, including the Company’s employee and non-employee directors, under the Plan.  Each of the options has an exercise price of $4.50 per share.  The options have a term of five years and vest quarterly over a one year period, such that the option to purchase 6,250 shares vests on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013.

On April 1, 2012, in recognition and consideration for his services as a director to the Company during 2010 and 2011, the Board approved the issuance to Dr. Jeff Abrams of an additional option to purchase 60,000 shares of the Company’s common stock with an exercise price of $4.50 per share under the Plan.  The option has a ten year term and vests monthly over a one year period.

On April 1, 2012, the Company granted to Mr. Baum an option to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.50 per share under the Plan pursuant to the Company’s form of Nonqualified Stock Option Agreement.  The option terminates on March 31, 2017 and vests over a two year period, with 15,000 options vesting immediately upon issuance and an additional 1,875 options vesting monthly for the next twenty four months thereafter.

Effective as of the close of business on July 25, 2012, Dr. Brar submitted his resignation as a director on the Board of Directors of the Company.  Dr. Brar continues in his capacity as the President of the Company.  At the time of his resignation as a director, options to purchase 6,250 shares had vested under Dr. Brar’s April 1, 2012 option grant related to his Board service, and all unvested shares subject to the option were forfeited.  Dr. Brar was granted an extension of 240 days from his resignation date to exercise the 6,250 vested shares.

On July 26, 2012, the Board of Directors of the Company appointed Stephen G. Austin, CPA, as a new director on the Board of Directors of the Company.  In connection with his appointment as a director, the Board approved the issuance to Mr. Austin of an option to purchase up to 17,123 shares of the Company’s common stock under the Plan.  Such option has an exercise price of $4.50 per share, has a term of five years, and vests monthly over a period of one year commencing on January 1, 2013.

On December 14, 2012, the Board of Directors of the Company appointed August Bassani, Pharm.D., as a new director on the Board of Directors of the Company.  In connection with his appointment as a director, the Board approved the issuance to Mr. Bassani of an option to purchase up to 7,603 shares of the Company’s common stock under the Plan.  Such option has an exercise price of $10.75 per share, has a term of five years, and vests monthly over a period of one year commencing on January 1, 2013.

The table below illustrates the weighted-average fair value per share computed using the Black-Scholes-Merton option pricing model and the assumptions used for the options granted to the employees and directors during the years ended December 31, 2012 and 2011:

	2012	2011
Weighted-average fair value of options granted	$3.20	$1.60
Expected terms (in years)	2.5-5.5	3.0
Expected volatility	219-360%	85%
Risk-free interest rate	0.31-1.03%	0.46%
Dividend yield	-	-

Effective April 1, 2012, the Company entered into an advisory agreement with director Dr. Robert Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer will provide certain services to the Company in addition to his services as a director, including, but not limited to, providing management and advice regarding the operations of the registration clinical trials including start-up and on-going clinical operational and development activities, manufacturing and quality control of the clinical and commercial supplies, project and operational management, assistance in the identification of new drug delivery technologies that may be available for acquisition or license and assistance in the development of the Company’s intellectual property. As compensation under the Advisory Agreement, the Company granted to Dr. Kammer on April 1, 2012 an option to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.50 per share under the Plan.  The option terminates on March 31, 2017 and vests over a two year period, with 15,000 options vesting immediately upon issuance and an additional 1,875 options vesting monthly for the next twenty four months thereafter. In accordance with accounting guidance for share-based compensation to consultants, the unvested portion of the option will be revalued on an interim basis until the termination of the Advisory Agreement.  The Advisory Agreement is to terminate on the earlier of the completion of the services or the second anniversary of the date of the agreement. As of December 31, 2012, the revalued aggregate estimated fair value of the stock option, based on the Black-Scholes-Merton option pricing model, was $448,916.

No options were issued to consultants during the year ended December 31, 2011.

The table below illustrates the weighted-average fair value per share computed using the Black-Scholes-Merton option pricing model and the assumptions used for the options granted to the consultants during the year ended December 31, 2012:

2012
Weighted-average fair value of options granted	$7.48
Expected terms (in years)	4.25-5.00
Expected volatility	306% - 361%
Risk-free interest rate	0.48%-1.03%
Dividend yield	-

Other Stock Based Compensation

As additional compensation under the Advisory Agreement, Dr. Kammer is to be compensated $10,000 per month in the form of common stock based on a $4.50 price per share being allocated to each dollar of payment due to Dr. Kammer. Upon the completion of a financing transaction yielding not less than $15 million to the Company, Dr. Kammer may unilaterally choose to be paid in either cash or common stock, based on the same $4.50 price per share. Dr. Kammer and the Company have agreed that the common stock issuable to Dr. Kammer as compensation under the Advisory Agreement is to be accrued and issued on a quarterly or annual basis; accordingly, as of the date hereof no such shares have been issued to Dr. Kammer. The balance due to Dr. Kammer at December 31, 2012 under the Advisory Agreement was $139,444 (share equivalent of 20,000 common shares) and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 8. WARRANTS

On April 25, 2012, at the closing of the April Private Placement (see Note 7), the Company issued warrants to certain accredited investors to purchase up to an aggregate amount of 502,928 shares of common stock with an exercise price of $5.925. The warrants have an initial exercise date of April 25, 2012 and a three-year term.  Also on April 25, 2012, in connection with the Conversion Agreement (see Note 6) between the Company and DermaStar, a related party, the Company issued to DermaStar a warrant to purchase up to 48,262 shares of the Company’s common stock with an exercise price of $5.925 per share.  The warrant has an initial exercise date of April 25, 2012 and a three-year term.

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

A summary of the activity of the warrants for the year ended December 31, 2012 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - December 31, 2011	19,100	$165.80
Granted	551,190	5.93
Exercised	-
Expired	(13,418)	160.00
Warrants outstanding and exercisable - December 31, 2012	556,872	$7.66
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2012	2.30

NOTE 9. INCOME TAXES

The Company is subject to taxation in the United States and California. The provision for income taxes for the years ended December 31, 2012 and 2011 are summarized below:

	December 31,	December 31,
	2012	2011
Current income tax expense (benefit)
Federal	$-	$-
State	1,600	-
	1,600	-
Deferred income tax expense (benefit)
Federal	-	-
State	-	-
	-	-
Provision for income taxes	$1,600	$-

Income taxes for the year ended December 31, 2012, are recorded in selling, general and administrative expenses line item in the accompanying consolidated statement of operations.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the Company’s effective tax rate is summarized as follows:

	December 31,	December 31,
	2012	2011
Federal tax benefit at statutory rate	$(1,843,963)	$(319,489)
State tax benefit, net	1,056	(58,881)
Research and development credits	-	(10,123)
Employee stock-based compensation	139,184	-
Loss on debt conversion	406,439	-
Other differences	153,216	-
Change in valuation allowance	1,145,668	388,493
Provision for income taxes	$1,600	$-

At December 31, 2012 and 2011, the Company had deferred tax assets of approximately $7,300,000 and $6,200,000, respectively.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Federal and state net operating loss carryforwards	$5,438,500	$4,886,429
Stock-based compensation	1,367,580	743,789
Tax credits	473,499	532,278
Other	33,570	4,985
Total deferred tax assets	7,313,149	6,167,481
Less: Valuation allowance	(7,313,149)	(6,167,481)
Net deferred income tax asset	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by approximately $1,100,000 and $388,000 in 2012 and 2011, respectively.

As of December 31, 2012, we have federal and state net operating loss carryforwards of approximately $14.7 million and $11.5 million, which expire through 2021 and 2019, respectively. The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.  The Company estimates its federal and California research and development tax credit carryforwards of approximately $308,000 and $251,000, respectively, which begin to expire in 2027 unless previously utilized.

A portion of the net operating loss carry forwards as of December 31, 2012 and 2011 include amounts related to stock option deductions.  Excess tax benefits, if any, from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid-in Capital.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2012 and 2011, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2012 and 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office facilities under a noncancelable operating lease, which expires on February 28, 2014, with a monthly amount due of $2,972 for the first 12 months which began March 1, 2012, and $3,715 due monthly for the next 12 months.   Rent expense for the years ended December 31, 2012, 2011 and the period from Inception through December 31, 2012 was $32,467, $18,299 and $276,422, respectively.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company.  The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facility. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Cato Research Ltd. Agreement

In accordance with the Master Services Agreement, dated April 10, 2007, between the Company and Cato Research Ltd. (“Cato”), a contract research and development organization, the Company entered into a clinical trial services agreement (“Agreement”) with Cato on June 10, 2008. Under the Agreement, Cato served as the Company’s strategic partner and contract research organization in conducting the Company’s Phase 3 clinical trial for Ketotransdel.  The Company has incurred approximately $3.2 million (original estimate of costs was $3.3 million) related to Cato’s fees as well as pass-through costs incurred by Cato or payable to the clinical sites for patients enrolled in the study.  The Company does not anticipate incurring any additional costs related to this Agreement.

PCCA License Agreement

Pursuant to the terms of the PCCA License Agreement entered in connection with the PCCA Transaction, effective August 30, 2012, PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products, which royalties range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the PCCA License Agreement if the Company fails to commence efforts to research and develop future products within certain time periods, as set forth in the PCCA License Agreement.

Cosmetic License Agreements - Terminated

On May 20, 2009, the Company and JH Direct, LLC (“JH Direct”) entered into a licensing agreement providing JH Direct with the exclusive worldwide rights to the Company’s anti-cellulite cosmetic product which utilizes the Company’s patented topical delivery system technology, Accudel.  Under the terms of the agreement, JH Direct must pay the Company initial royalty advances and a continuing licensing royalty on the worldwide sales of the anti-cellulite product.  The Company received non-refundable royalty advances totaling $100,000 from JH Direct.  During the year ended December 31, 2012, management of the Company concluded that JH Direct had abandoned its efforts to commercialize the anti-cellulite cream and the Company exercised its rights to terminate the agreement in January 2012, at which time all revenues from this agreement were recognized in full.  The Company does not expect to receive any additional funds from JH Direct under this contract.

In June 2010, the Company and Jan Marini Skin Research, Inc. (“JMSR”) entered into a licensing agreement providing JMSR with the exclusive U.S. rights to Imprimis topical delivery technology for use in an anti-cellulite cosmetic product for the dermatological market. Under the terms of the agreement, JMSR would pay a licensing royalty on the U.S. and worldwide sales of an anti-cellulite product using Imprimis’ delivery technology. JMSR obtained an exclusive right to promote and sell a product in the U.S. dermatological market for approximately one year after which time they have a non-exclusive right. Also, JMSR obtained a non-exclusive right to promote and sell the product in the ex-U.S. dermatological market. In accordance with the cosmetic products consulting agreement, the cosmetic consultants will receive a percentage of the royalties paid to the Company. Management believes JMSR has abandoned its efforts to commercialize the anti-cellulite cream and the Company terminated this agreement in January 2012.  No revenues or amounts were paid to or on behalf of the Company related to this agreement.

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

During the year ended December 31, 2011, DermaStar purchased trade debt from third party vendors totaling $56,087.   The amount owed to DermaStar related to this debt is included in the accounts payable – related party line item on the consolidated balance sheet as of December 31, 2011.  No amounts were paid to DermaStar related to this debt for the year ended December 31, 2011.  DermaStar also made cash payments on behalf of the Company during the year ended December 31, 2011 in the amount of $254,142.  On December 31, 2011, the Company made a payment to DermaStar totaling $254,142, as reimbursement for DermaStar’s cash payments made on behalf of the Company.  No amounts were due to DermaStar at December 31, 2012.  For information regarding our relationship and other transactions with DermaStar, please see Notes 6 and 7.

NOTE 12. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2012 through the issuance date of this Annual Report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In February 2013, the Company issued 219 shares of common stock at a price of $4.00 per share. The shares of common stock were issued to net settle total common stock options to purchase 1,030 shares of common stock.

In February 2013, the Company made payments totaling $184 in connection with cancelled, fractional share amounts of common stock (35 common stock share equivalents) in connection with our reverse stock split effected February 7, 2013.

Public Offering of the Company’s Common Stock; Underwriting Agreement

On February 13, 2013, the Company closed an underwritten public offering of 1,840,000 shares of its common stock at a per share price to the public of $5.25 (the “Public Offering”), and received net proceeds of approximately $8,140,000 after deducting underwriter fees and commissions and other offering expenses.  The underwriters also exercised their option to purchase an additional 276,000 shares of common stock from the Company at $5.25 per share to cover over-allotments on March 14, 2013.  Net cash proceeds from the exercise of the over-allotment were approximately $1,320,000.  The shares issued upon the closing of the Public Offering and the exercise of the over-allotment were registered on a Registration Statement on Form S-1 (File No. 333-182846), which was declared effective by the SEC on February 7, 2013.   On February 7, 2013, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with MDB Capital Group, LLC.  As contemplated by the Underwriting Agreement, at the closing of the Public Offering the underwriters received warrants (the “Warrants”) to purchase 8.5% of the number of shares sold in the offering (including 8.5% of shares sold pursuant to their over-allotment option).  The Warrants are exercisable at $5.25 per share (100% of the price of the common stock sold in the offering), commencing on the effective date of the offering and expiring five years from the effective date of the offering.

One-for-Five Reverse Stock Split; NASDAQ Listing

In connection with the Public Offering, after the effectiveness of the Registration Statement on February 7, 2013, the Company effected a one-for-five reverse stock split of its common stock and on February 8, 2013, the Company's common stock began trading on The NASDAQ Capital Market on a split-adjusted basis.  All information included in this Annual Report has been adjusted to reflect the effect of the one-for-five reverse stock split.

Strategic Alliance Agreement - PCCA

On February 18, 2013, we entered into a Strategic Alliance Agreement (the “Agreement) with PCCA.  Under the Agreement, PCCA has agreed that during the term of the Agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company.   PCCA may, but is not required to,  present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and to further provide certain key technical assistance to a potential development project associated with the Member/Customer’s intellectual property rights.  In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights.  The Agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal.

EXHIBIT INDEX

Exhibit No.	Description

1.1
Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 8, 2013)

2.1
Agreement and Plan of Merger, dated as of September 17, 2007, by and among Transdel Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 13, 2007)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 13, 2007)

3.3
Certificate of Designation of Series A Convertible Preferred Stock of Transdel Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective on February 7, 2013 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 8, 2013)

10.1
Form of Warrant to purchase Common Stock (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2
Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.3#
Transdel Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.4#
Transdel Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan — Amendment No. 1 (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on October 1, 2008)

10.5#
Amendment No. 2 to Transdel Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Annex B to the Information Statement on Schedule 14C of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 6, 2012)

10.6#
Amendment No. 3 to Imprimis Pharmaceuticals, Inc. 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.06 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.7#
Form of 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.8#
Form of 2007 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.9
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 17, 2007, by and between Transdel Pharmaceuticals, Inc. and Bywater Resources Holdings Inc. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007)

10.10
Research and Development Services Agreement, dated as of October 11, 2007, by and between DPT Laboratories, Ltd. And Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 7, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.11
Project Scope Document, effective as of May 30, 2007, by and between DPT Laboratories, Ltd. and Transdel Pharmaceuticals Holdings, Inc. (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form SB-2 of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 27, 2007) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.12
Form of Warrant to purchase Common Stock (incorporated herein by reference to Exhibit 10.2 the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2008).

10.13#
Employment Agreement, dated as of October 18, 2010, between Transdel Pharmaceuticals, Inc. and John Bonfiglio, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 14, 2010)

10.14#
Nonqualified Stock Option Agreement, dated as of October 20, 2010, between Transdel Pharmaceuticals, Inc., and Dr. John Bonfiglio (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 14, 2010)

10.15#
Restricted Stock Agreement, dated as of October 20, 2010, between Transdel Pharmaceuticals, Inc., and Dr. John Bonfiglio (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 14, 2010)

10.16
Form of Senior Convertible Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 8, 2011)

10.17
Form of Senior Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 8, 2011)

10.18
Asset Purchase Agreement, dated as of June 23, 2011, by and among Transdel Pharmaceuticals, Inc. and Cardium Healthcare, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 26, 2011)

10.19
Secured Line of Credit Letter Agreement, dated November 21, 2011 and effective as of December 9, 2011, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.20
Security Agreement, dated as of December 9, 2011, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.21
Intellectual Property Security Agreement, dated as of December 9, 2011, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.22
Securities Purchase Agreement, dated November 21, 2011 and effective as of December 9, 2011, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.23
First Amendment to Securities Purchase Agreement, effective as of December 31, 2011, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC  (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.24
Mutual General Release Agreement, dated as of December 13, 2011, by and between Transdel Pharmaceuticals, Inc. and the other signatories thereto. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Transdel Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.25
Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Transdel Pharmaceuticals, Inc. and DermaStar International, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.26
Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Transdel Pharmaceuticals, Inc. and Alexej Ladonnikov (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.27#
Employment Agreement, effective as of January as of 1, 2012, by and between Transdel Pharmaceuticals, Inc. and Balbir Brar, D.V.M., Ph.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.28#
Employment Agreement, effective as of February 1, 2012, by and between Transdel Pharmaceuticals, Inc. and Andrew Boll (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.29#
Employment Agreement, effective as of February 15, 2012, by and between Transdel Pharmaceuticals, Inc. and Joachim Schupp, M.D. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.30#
Amended and Restated Employment Agreement, dated July 24, 2012, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum, Esq. (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.31#
Advisory Agreement, effective as of April 1, 2012, by and between Imprimis Pharmaceuticals, Inc. and Dr. Robert Kammer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.32#
Amendment to Advisory Agreement, dated July 24, 2012, by and between Imprimis Pharmaceuticals, Inc. and Dr. Robert Kammer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on July 24, 2012)

10.33#
Senior Advisory Agreement, effective as of January 17, 2012, by and between Transdel Pharmaceuticals, Inc. and Paul Finnegan, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.34#
Termination Agreement, effective as of May 9, 2012, by and between Imprimis Pharmaceuticals, Inc. and Paul Finnegan, M.D. (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.35
Promissory Note Conversion Agreement, dated as of April 20, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC (incorporated herein by reference to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 27, 2012)

10.36
Securities Purchase Agreement, dated as of April 20, 2012, by and between Imprimis Pharmaceuticals, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.37	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.39
Conversion Agreement, dated June 29, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.40#
Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.41#
Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.42
License Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)

10.43
Stock Purchase Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)

10.44	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)

10.45
Strategic Alliance Agreement, dated February 18, 2013, by and between the Company and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 21, 2013)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*
Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Andrew R. Boll, Principal Accounting and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS**	XBRL Instant Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.