Form 10-Q
period 2013-03-31
Imprimis Pharmaceuticals, Inc.
filed 2013-05-08
CIK 1360214

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-35814

Imprimis Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12626 High Bluff Dr., Suite 150 San Diego, CA	92130
(Address of principal executive offices)	(Zip code)

(858) 704-4040
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

As of May 7, 2013 8,888,250 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,979,031	$10,035,615
Restricted short-term investment	50,000	-
Prepaid expenses and other current assets	204,450	61,552
Deferred offering costs	-	596,281
Total current assets	19,233,481	10,693,448
Furniture and equipment, net	13,098	12,548
TOTAL ASSETS	$19,246,579	$10,705,996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$700,795	$635,384
Accrued Phase 3 expenses	55,784	55,784
Accrued payroll and related liabilities	91,137	18,391
Deferred revenue	833	-
Total current liabilities	848,549	709,559
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 395,000,000 shares authorized,
8,888,250 and 6,772,066 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	8,888	6,772
Additional paid-in capital	43,958,891	34,093,933
Deficit accumulated during the development stage	(25,569,749)	(24,104,268)
TOTAL STOCKHOLDERS' EQUITY	18,398,030	9,996,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,246,579	$10,705,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three	For The Three	For the Period From July 24, 1998 (Inception)
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013
Revenues:
License revenues	$2,500	$100,000	$102,500
Operating Expenses:
Selling, general and administrative	1,019,949	308,956	13,573,650
Research and development	455,100	142,963	9,573,861
Loss from operations	(1,472,549)	(351,919)	(23,045,011)
Other income (expense):
Interest expense	-	(21,082)	(1,730,892)
Interest income	7,068	-	150,059
Loss on extinguishment of debt	-	(1,006,087)	(1,195,410)
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	-	-	176,505
Total other income (expense), net	7,068	(1,027,169)	(2,224,738)
Net loss	(1,465,481)	(1,379,088)	(25,269,749)
Deemed dividend to preferred stockholders	-	-	(300,000)
Net loss attributable to common stockholders	$(1,465,481)	$(1,379,088)	$(25,569,749)
Net loss per share of common stock, basic and diluted:	$(0.19)	$(1.30)
Weighted average number of shares of common stockoutstanding, basic and diluted	7,788,236	1,063,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three	For The Three	For the Period From July 24, 1998 (Inception)
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,465,481)	$(1,379,088)	$(25,269,749)
Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(176,505)
Amortization of prepaid consulting fees	-	-	807,608
Depreciation	899	404	6,997
Loss on extinguishment of debt	-	1,006,087	1,195,410
Non-cash interest on notes payable	-	21,083	1,730,892
Stock-based compensation	410,715	118,504	4,696,143
Payments made on behalf of Company by related party	-	-	254,142
Changes in assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	(142,898)	(48,976)	(204,450)
Accounts payable and accrued expenses	65,411	38,096	605,373
Accrued Phase 3 expenses	-	-	111,871
Accrued payroll	72,746	9,048	177,728
Deferred revenue	833	(100,000)	833
NET CASH USED IN OPERATING ACTIVITIES	(1,057,775)	(334,842)	(13,728,707)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investment	(50,000)	-	(50,000)
Purchases of fixed assets	(1,449)	(14,607)	(20,096)
NET CASH USED IN INVESTING ACTIVITIES	(51,449)	(14,607)	(70,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment for settlement of shares in connection with
reverse stock split	(192)	-	(192)
Proceeds from issuance of notes payable to a related party	-	300,000	976,300
Proceeds received in connection with debt modification	-	50,000	50,000
Proceeds from issuance of preferred stock	-	-	100,000
Proceeds from notes payable	-	-	2,500,000
Preferred stock deemed dividend paid at conversion	-	-	(200,000)
Cash advances from related party	-	-	27,537
Repayment of advances from related party	-	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and
exercise of warrants and stock options	-	-	100,250
Proceeds from issuance of common stock and warrants
for cash, net of offering costs	10,052,832	-	29,336,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,052,640	350,000	32,777,834
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,943,416	551	18,979,031
CASH AND CASH EQUIVALENTS, beginning of period	10,035,615	146,160	-
CASH AND CASH EQUIVALENTS, end of period	$18,979,031	$146,711	$18,979,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,600	$1,600	$13,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$-	$432,007
Conversion of related party accounts payable into common stock	$-	$56,087	$56,087
Conversion of notes payable and accrued interest into
common stock	$-	$1,142,603	$3,435,314
Forgiveness of notes payable and accrued interest to
shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$100,000	$100,000
Related party acquisition of Phase 3 liabilities	$-	$56,087	$56,087
Conversion of preferred stock into common stock	$-	$-	$1,500
Reclassification of deferred offering costs in connectionwith equity offering	$596,281	$-	$596,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2013 and 2012 and the period from July 24, 1998 (Inception) through March 31, 2013

NOTE 1.  OVERVIEW AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (“Imprimis”, the “Company”, “we”, “us”, or “our”) is a specialty pharmaceutical company focused on the commercial development of compounded drug formulations. Imprimis expects to use its proprietary Accudel™ drug delivery technologies, proprietary drug formulations, and its exclusive relationship with Professional Compounding Centers of America, Inc. (“PCCA”), to identify pharmaceutical development opportunities where there are significant unmet medical needs.

The Company’s most near term drug candidate, Impracor™, utilizes its patented Accudel topical cream formulation to enable highly targeted site-specific treatment. Impracor, which is a Phase 3 clinical trial pain product candidate, delivers the active drug (API), ketoprofen, a non-steroidal anti-inflammatory drug (NSAID), through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

Basis of Presentation

On February 28, 2012, the Company changed its name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. All prior references to Transdel Pharmaceuticals, Inc. have been changed to Imprimis Pharmaceuticals, Inc. to reflect the change. On February 28, 2012, the Company effected a one-for-eight reverse stock split and on February 7, 2013, the Company effected a one-for-five reverse stock split. All share and per share amounts and calculations in this report reflect the effects of these reverse stock splits.

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has incurred recurring operating losses, has had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company has a deficit accumulated during the development stage of approximately $25.6 million at March 31, 2013, and anticipates incurring further losses through the remainder of the fiscal year 2013 and beyond. The Company has not yet generated significant sales revenue and has funded its operating losses to date through debt and equity offerings and borrowings under its line of credit. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, and other overhead expenses, clinical trials, contract services and outsourced contracts.

Revenue Recognition and Deferred Revenue

The Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company believes it will not generate significant revenues until one or more of its drug candidates are approved by the U.S. Food and Drug Administration (“FDA”) and the Company is able to commercialize one or more of its product candidates. Also, effective sales and marketing support must be in place for either the drug candidates or any other products the Company may develop in order to generate any revenues. The FDA approval process is highly uncertain and the Company cannot estimate when it will generate revenues at this time from sales of its products.

Product Revenues

Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

License Revenues

License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements.

Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have required continuing involvement through research and development services that are related to our proprietary know-how and expertise of the delivered technology, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

During three months ended March 31, 2013, and 2012, the Company recorded $2,500 and $100,000 in revenues, respectively, for non-refundable royalty advances. In January 2013, we entered into a license agreement with resolutionMD, LLC granting resolutionMD, LLC rights to our Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company will receive $10,000 as a guaranteed minimum royalty amount for fiscal 2013 and, if applicable, additional royalty payments based on a percent (generally, 5%-7%) of net sales of any products covered under the license agreement. The license agreement with resolutionMD, LLC, unless terminated earlier, will be valid for ten years following the first commercial sale of a product that is covered under the license agreement. The Company does not anticipate that the license agreement with resolutionMD, LLC will generate significant revenues for the fiscal 2013 year.

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of March 31, 2013, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the periods ended March 31, 2013 and 2012. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the federal and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At March 31, 2013, the Company had approximately $18.4 million in cash deposits in excess of FDIC limits.

Deferred Offering Costs

On July 25, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (as amended, the “Registration Statement”) in connection with an underwritten public offering of its common stock (the “Public Offering”). At December 31, 2012, the Company had deferred offering costs of $596,281 for legal, accounting and other expenses directly related to the Public Offering. The Public Offering closed on February 13, 2013 (see Note 4), and these deferred offering costs and any other costs directly associated with the Public Offering subsequent to December 31, 2012 were netted against the cash proceeds to the Company arising from the Public Offering. As a result, there were no deferred offering costs at March 31, 2013.

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

As of March 31, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities which are measured on a recurring basis. At March 31, 2013 and December 31, 2012, the Company’s financial instruments include cash and cash equivalents, a restricted short-term investment, accounts payable and accrued expenses, accrued Phase 3 expenses and accrued payroll and related liabilities. The carrying amount of these financial instruments, except for the restricted short-term investment, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investment is carried at amortized cost which approximates fair value.

Stock-Based Compensation

All share-based payments to employees, including grants of stock options to employees, directors and consultants, warrants and restricted stock grants, are recognized in the condensed consolidated financial statements based upon their fair values.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in its condensed consolidated balance sheets.

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For The Three Months Ended March 31, 2013	For The Three Months Ended March 31, 2012
Employees - selling, general and administrative	$86,003	$2,590
Employees - research and development	67,131	41,546
Directors - selling, general and administrative	202,792	74,368
Consultants - selling, general and administrative	117,389	-
Consultants - research and development	(62,600)	-
Total	$410,715	$118,504

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, preferred stock, stock options, unvested restricted stock units (“RSUs”) and warrants were 1,854,354 and 2,113,830 at March 31, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012

Numerator – Net loss	$(1,465,481)	$(1,379,088)
Denominator – weighted average number of shares
of common stock outstanding, basic and diluted	7,788,236	1,063,278
Loss per share, basic and diluted	$(0.19)	$(1.30)

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

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the 2013 condensed consolidated financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to enhance disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on our condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of ASU 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our condensed consolidated financial statements.

NOTE 2. SHORT-TERM RESTICTED INVESTMENT

Short-term restricted investment at March 31, 2013 consists of a certificate of deposit, which is classified as held-to-maturity. At March 31, 2013, the fair value of this investment approximated its cost basis.

At March 31, 2013, the certificate of deposit of $50,000 was classified as a current asset. The certificate of deposit is required as collateral under the Company’s corporate credit card agreement and automatically renews every twelve months.

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts payable	$503,147	$286,686
Accrued offering costs	-	185,337
Deferred rent	1,734	2,477
Other accrued expenses	-	21,440
Stock-based compensation accrual	195,914	139,444
Total accounts payable and accrued expenses	$700,795	$635,384

There are 26,667 and 20,000 shares of our common stock and 11,429 and 0 shares of common stock from unissued stock options underlying the stock-based compensation accrual at March 31, 2013 and December 31, 2012, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In connection with the Public Offering, after the effectiveness of the Registration Statement on February 7, 2013, the Company effected a one-for-five reverse stock split of its common stock and on February 8, 2013, the Company's common stock began trading on The NASDAQ Capital Market on a split-adjusted basis. All information included in this Quarterly Report has been adjusted to reflect the effect of the one-for-five reverse stock split.

In February 2013, the Company issued 219 shares of common stock at a price of $4.00 per share. The shares of common stock were issued to net settle total common stock options to purchase 1,030 shares of common stock pursuant to a cashless exercise provision.

During February and March 2013, the Company made payments totaling $192 in connection with cancelled, fractional share amounts of common stock (35 common stock share equivalents) in connection with the reverse stock split effected February 7, 2013.

On February 13, 2013, the Company closed the underwritten Public Offering of 1,840,000 shares of its common stock at a per share price to the public of $5.25, and received net proceeds of $8,140,435 after deducting underwriter fees and commissions and other offering expenses. The underwriters also exercised their option to purchase an additional 276,000 shares of common stock from the Company at $5.25 per share to cover over-allotments on March 14, 2013. Net cash proceeds from the exercise of the over-allotment option were $1,316,116.  On February 7, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with MDB Capital Group, LLC. As contemplated by the Underwriting Agreement, at the closing of the Public Offering and the over-allotment exercise, the underwriters received warrants (the “Warrants”) to purchase an aggregate of 179,860 shares, or 8.5% of the number of shares sold in the offering (including 8.5% of shares sold pursuant to their over-allotment option). The Warrants are exercisable at $5.25 per share (100% of the price of the common stock sold in the offering), commencing on the effective date of the offering and expiring five years from the effective date of the offering.

Preferred Stock

At March 31, 2013, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Restricted Stock Units (“RSUs”)

RSU awards are granted subject to certain restrictions, including performance based conditions. The grant-date fair value of the RSUs, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period. Unvested portions of RSUs issued to consultants are remeasured on an interim basis until vesting criteria is met. On July 18, 2012, a consultant was issued RSUs (40,000 shares) valued at $130,000, and as of March 31, 2013, the remeasured fair value of those RSUs was $236,000.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2013 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding - January 1, 2013	200,000	$3.25
RSUs granted	-
RSUs vested	(40,000)	3.25	$210,000
RSUs cancelled	-	-
Balance at March 31, 2013	160,000	$3.25	$944,000

As of March 31, 2013, the total unrecognized compensation expense related to unvested RSUs was approximately $397,000 (including recognized and unrecognized expenses of the remeasured fair value of the consultant RSUs) which are expected to be recognized over a weighted-average period of 1.65 years, based on estimated vesting schedules. During February 2013, 40,000 RSUs vested, and the common stock underlying these RSUs will be issued in May 2013.  The stock-based compensation for RSU’s was $(5,075) during the three months ended March 31, 2013.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012 and July 18, 2012 (as amended, the “Plan”). As of March 31, 2013, the Plan provides for the issuance of a maximum of an aggregate of 2,400,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

A summary of the Plan activity for the three months ended March 31, 2013 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding - January 1, 2013	905,806	$5.26
Options granted	-	-
Options exercised	(1,030)	4.00
Options expired	(15,250)	74.75
Options outstanding - March 31, 2013	889,526	$4.07	4.60	$1,916,935
Options exercisable	606,099	$4.12	5.24	$1,332,648
Options vested and expected to vest	861,183	$4.07	4.64	$1,858,506

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 28, 2013, based on the closing price of the Company’s common stock of $5.90 on that date.

The Company did not grant any options during the three months ended March 31, 2013.

As of March 31, 2013, there was approximately $940,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 0.84 years.

Effective April 1, 2012, the Company entered into an advisory agreement with director Dr. Robert J. Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer provides certain services to the Company in addition to his services as a director, including, but not limited to, providing management and advice regarding the operations of the Company’s clinical trials and assistance in the identification of new drug delivery technologies. As part of Dr. Kammer’s compensation under the Advisory Agreement, the Company granted to Dr. Kammer on April 1, 2012 an option to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.50 per share under the Plan. The option terminates on March 31, 2017 and vests over a two year period, with 15,000 options vested immediately upon issuance and an additional 1,875 options vesting monthly for the next twenty four months thereafter. In accordance with accounting guidance for stock-based compensation to consultants, the unvested portion of the option will be remeasured on an interim basis until the termination of the Advisory Agreement. The Advisory Agreement will terminate on the earlier of the completion of the services or the second anniversary of the date of the agreement. As of March 31, 2013, the remeasured fair value of the unvested portion of the stock option, based on the Black-Scholes-Merton pricing model, was $143,409.

On January 13, 2013, the Company entered into a statement of work agreement with a clinical development consultant (the “SOW Agreement”) and as part of the compensation in the SOW Agreement, the Company agreed to issue an option to purchase up to 11,429 shares of the Company’s common stock at an exercise price of $8.75 per share. The option will terminate on January 13, 2017 and vest over an eighteen month period beginning on March 15, 2014, with approximately 635 options vesting monthly for the eighteen months. As of March 31, 2013, this stock option had not yet been issued. However, the Company has accounted for an expense based on the fair value of the proposed option value and the applicable vesting schedule according to the option grant criteria defined in the SOW Agreement. In accordance with accounting guidance for share-based compensation to consultants, the unvested portion of options issued to consultants will be revalued on an interim basis until the termination of the consulting agreement and all of the options have been fully vested. The remeasured fair value of the unvested portion of the proposed stock option, based on the Black-Scholes-Merton option pricing model, was $56,012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing the grant issued to the consultant:

Three Months Ended March 31, 2013
Weighted-average fair value of options granted	$6.14
Expected terms (in years)	4
Expected volatility	304% - 372%
Risk-free interest rate	0.35%-0.65%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40-3.20	250,000	6.32	$2.80	225,000	$2.76
$3.60 - $4.50	624,643	3.88	$4.07	372,218	$4.25
$10.75	7,603	4.71	$10.75	1,901	$10.75
$28.00	2,000	5.65	$28.00	1,700	$28.00
$42.80	5,030	7.49	$42.80	5,030	$42.80
$80.00	250	4.47	$80.00	250	$44.56
	889,526	4.60	$4.07	606,099	$4.12

The stock-based compensation for stock options was $340,230 during the three months ended March 31, 2013.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and to non-employees for services rendered or to be rendered in the future.

In February 2013, the Company issued 30,000 common stock purchase warrants to a consultant with an exercise price of $5.25 per share. The warrants expire three years following the issuance date, and vest as follows: 10,000 shares vested immediately upon execution of the consulting agreement, and the remaining shares will vest evenly (4,000 shares) on each of the five monthly periods following the date of the consulting agreement provided the consultant continues to provide services to the Company as of the applicable vesting date.

A summary of the activity of the warrants for the three months ended March 31, 2013 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2013	556,872	$7.66
Granted	209,860	5.25
Exercised	-
Expired	-	-
Warrants outstanding and exercisable - March 31, 2013	766,732	$7.00
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2013	2.75

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing the warrants issued:

2013
Weighted-average fair value of warrants granted	$4.77
Expected terms (in years)	3-5
Expected volatility	282%-346%
Risk-free interest rate	0.36%-0.92%
Dividend yield	-

A list of the warrants outstanding as of March 31, 2013 is included in the table below:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Pipe Investors	5/12/2008	5,682	$176.00	5,682	5/12/2013
DermaStar	4/25/2012	48,262	$5.93	48,262	4/25/2015
April PPM	4/25/2012	502,928	$5.93	502,928	4/25/2015
Underwriter Warrants	2/7/2013	179,860	$5.25	179,860	2/7/2018
IR Consultant	2/28/2013	30,000	$5.25	14,000	2/28/2016
		766,732	$7.00	750,732

The stock-based compensation for warrants was $75,560 during the three months ended March 31, 2013.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office facilities under a noncancelable operating lease, which expires on February 28, 2014, with a monthly amount due of $2,972 for the first 12 months beginning March 1, 2012, and $3,715 due monthly for the next 12 months.  For the remaining fiscal year 2013, the Company’s lease commitment is approximately $33,435.

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

PCCA Strategic Alliance Agreement

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

NOTE 6. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2013 through the filing date of this Quarterly Report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In April 2013, the Board approved grants of options to purchase 120,000 shares of common stock to employees of the Company under the Plan, effective May 1, 2013. The exercise price of the options is $6.00 per share and the options vest on a quarterly basis over three years following the date of the grants provided the employees continue to be employed by the Company as of the applicable vesting date.

In April 2013 the Company entered into a lease agreement for 3,874 square feet of office space from May 1, 2013 to September 30, 2016, effective May 1, 2013. Monthly rent begins on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. The total lease obligation is approximately $387,900.

In April 2013, the Board approved a grant of options to purchase 51,675 shares of common stock under the Plan to a new employee of the Company, effective on April 22, 2013, the date of commencement of employment. The exercise price of the options is $9.00 per share. One-third of the options vest on April 22, 2014 and the remaining options vest on a quarterly basis over the following two years provided the employee continues to be employed by the Company as of the applicable vesting date.

On May 2, 2013, the Board of Directors approved the amendment and restatement of the Company’s 2007 Stock Incentive and Awards Plan (the “Amended and Restated Plan”). The Amended and Restated Plan provides for (i) the issuance of restricted stock units, (in addition to the previously authorized options and restricted stock.) and  (ii) incorporates the prior three stockholder-approved amendments to the Plan. Furthermore, on May 2, 2013 the Board of Directors approved an amendment of the Amendment and Restated Plan (the “Proposed Amendment”) to increase the number of shares issuable under the Amended and Restated Plan from 2,400,000 shares to 5,000,000 shares and the maximum number of restricted stock units and shares of restricted stock that may be granted to an individual in a calendar year from 600,000 shares to 1,750,000 shares. The Proposed Amendment must be approved by the Company’s stockholders. The Company expects to present the Proposed Amendment as a proposal at the Company’s 2013 Annual Meeting of Stockholders.

Effective upon approval of the Proposed Amendment by the Company’s stockholders, Mr. Baum has agreed to cancel 120,000 unvested restricted stock units granted to him in July 2012.

On May 2, 2013, the Company entered into an amended and restated employment agreement (the “Agreement”) with Mr. Baum with respect to his employment as Chief Executive Officer. The Agreement has an initial term of three years and will automatically renew thereafter for consecutive one year terms unless earlier terminated by either party. The Agreement provides for an initial annual base salary of $329,000 and a target annual bonus incentive under the Company’s Management Incentive Plan (“MIP”) of 45% of his annual base salary. In connection with the Agreement, Mr. Baum was granted a performance-based restricted stock unit award (the “Performance Equity Award”) comprised of up to 1,050,000 performance stock units. These performance stock units will only vest if the Company achieves and maintains certain stock price targets during the three year period following the grant date and are subject to Mr. Baum’s employment with the Company on the third anniversary of the grant date (other than as described further below).  The earning and issuance of any shares under the Performance Equity Award that would exceed the number of shares available for grant and/or the applicable annual per person grant limit under the Amended and Restated Plan are subject to approval by the Company’s stockholders of the Plan Amendment.  The Agreement contains restrictions on Mr. Baum’s ability to sell shares received pursuant to any grant made to him under the Agreement during the term of the Agreement.

In the event the Company terminates Mr. Baum’s employment without Cause (as defined in the Agreement) or Mr. Baum terminates his employment for Good Reason (as defined in the Agreement) (a termination without Cause or for Good Reason a “Qualifying Termination”), Mr. Baum will be entitled to (i) accrued and unpaid base salary through the termination date; (ii) a prorated MIP bonus payment for the year in which the termination occurs, (iii) a severance payment equal to the sum of (A) his annual base salary plus (B) one times his actual MIP bonus payment in the two prior years; and (iv) continued group health plan coverage through COBRA for 18 months. In the event of a Qualifying Termination, the Performance Equity Award for which the relevant stock price vesting targets have been satisfied at the time of such Qualifying Termination shall vest immediately. In addition, any Performance Equity Awards for which the relevant stock price vesting targets are satisfied within 12 months following the Qualifying Termination will vest on the date of the satisfaction of such vesting criteria. With respect to the Performance Equity Award, in the event of a Qualifying Termination after the first anniversary and prior to the third anniversary of the grant date and within one year of a change of control, all performance stock units subject to the Performance Equity Award that would have vested prior to such date based on the achievement of the associated Company stock price targets will vest and all performance stock units subject to the Performance Equity Award with an associated stock price target at or below the per share consideration in the Change of Control transaction shall vest in full.

Furthermore, the Agreement provides for the issuance of 180,000 stock options and 200,000 restricted stock units. The stock options vest on a quarterly basis over three years and have an exercise price of $8.99 per share and the restricted stock units vest on the third anniversary of the agreement, in each case provided that Mr. Baum is employed with the Company on the applicable vesting date. Mr. Baum will also be eligible for an annual long-term incentive grant at the time grants are generally made to other senior executives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this report refer to Imprimis Pharmaceuticals, Inc., a Delaware corporation.

The following discussion contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those expected or projected.   For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include the success of the design and execution of our clinical trials; our ability to research and successfully develop our product candidates; our ability to raise capital; the cost of any capital we are able to raise; our ability to hire, retain and otherwise engage qualified personnel to execute our business plan; our ability to continue as a going concern; our limited operating history; the ability of competitors to access the market we intend to serve; the ongoing market need for the technologies and products we are developing; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.  Readers should not rely on any of our forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Unless otherwise stated below, all information regarding share amounts of common stock and prices per share of common stock described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the one-for-five reverse stock split effected on February 7, 2013.

Overview

We are a specialty pharmaceutical company focused on the commercial development of compounded drug formulations. We expect to use our proprietary Accudel drug delivery technologies, proprietary drug formulations, and market data obtained through our exclusive relationship with Professional Compounding Centers of America, Inc. (“PCCA”), the largest compounding pharmacy organization in North America, to identify pharmaceutical development opportunities where there are significant unmet medical needs. We expect to utilize the U.S.Food and Drug Administration’s (the “FDA”) 505(b)(2) regulatory pathway in connection with any drug development opportunities we may pursue.

 Our most near term drug candidate, Impracor, utilizes our patented Accudel topical cream formulation to enable highly targeted site-specific treatment. Impracor, which is a Phase 3 clinical trial pain product candidate, delivers the active drug (“API”), ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

We are in the process of reviewing and analyzing our in-licensed development assets and expect to begin internal development projects involving product development candidates from the PCCA relationship in the third quarter of 2013, while at the same time seeking partnerships and out-licensing opportunities for projects that are better suited to be developed by third parties.

On February 28, 2012, we changed our name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. All prior references to Transdel Pharmaceuticals, Inc. have been changed to Imprimis to reflect our current name.

 On February 28, 2012, we effected a one-for-eight reverse split of our authorized, issued and outstanding common stock, and on February 7, 2013 we effected a one-for-five reverse split of our authorized, issued and outstanding common stock. The information in this Form 10-Q and the accompanying condensed consolidated financial statements for the periods presented have been retroactively adjusted to reflect the effects of those reverse stock splits.

We have incurred recurring operating losses, have had negative operating cash flows and have not recognized any significant revenues since July 24, 1998 (inception). In addition, we have a deficit accumulated during the development stage of approximately $25.6 million at March 31, 2013. We have not generated commercial sales revenue from any of our product candidates and we will incur further losses through the 2013 fiscal year and beyond as we continue the clinical development of Impracor and conduct preclinical studies on other programs. Our research and development activities are expected to increase over time, and we will require further capital resources to fund the continued operation of our business model for a long enough period to achieve profitable operations.

Plan of Operations

For the next twelve months, our operating plan is focused on the development of our lead product candidate, Impracor. Based on our discussions with the FDA at our April 2013 Type C meeting, we plan to conduct two adequate and well controlled efficacy studies for Impracor, one in the indication of sprains, strains and soft tissue injuries and one study in acute flare of osteoarthritis, as well as a routine safety study. We expect to enroll the first patient for our Impracor Phase 3 clinical trial during the third quarter of fiscal 2013. We also expect to pursue the development of other potential product candidates through our exclusive relationship with PCCA, as well as pursue co-development opportunities in other therapeutic areas, while also leveraging our Accudel platform technology in those areas. We expect our total expenditures over the next 12 months to be approximately $10.7 million.

We have a limited operating history, and we may not be successful in our efforts to carry out our business plan. In the past we were unable to successfully pursue our business plan and continue our clinical trials due to a lack of funding. Given our operating history, we may be unable to obtain additional funds when necessary, maintain an effective management team, or hire and retain further qualified individuals. As a result, we may be unable to successfully pursue our business plan.

Recent Developments

Public Offering

On February 13, 2013, we closed an underwritten public offering of 1,840,000 shares of our common stock at a per share price to the public of $5.25 (the “Public Offering”), and received net proceeds of approximately $8,140,000 after deducting underwriter fees and commissions and other offering expenses. The underwriters also exercised their option to purchase an additional 276,000 shares of common stock to cover over-allotments on March 14, 2013. Net cash proceeds from the exercise of the over-allotment option were approximately $1,316,000. The shares issued upon the closing of the Public Offering and the exercise of the over-allotment were registered on a Registration Statement on Form S-1 (File No. 333-182846), which was declared effective by the SEC on February 7, 2013.

One-for-Five Reverse Stock Split; NASDAQ Listing

In connection with the Public Offering, after the effectiveness of the Registration Statement on February 7, 2013, we effected a one-for-five reverse stock split of our common stock and on February 8, 2013, our common stock began trading on The NASDAQ Capital Market on a split-adjusted basis. All information included in this Quarterly Report has been adjusted to reflect the effect of the one-for-five reverse stock split.

PCCA Strategic Alliance Agreement

On February 18, 2013, we entered into a Strategic Alliance Agreement (the “Agreement”) with PCCA. Under the Agreement, PCCA has agreed that during the term of the Agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to us.  PCCA may, but is not required to, present such opportunities to us, use reasonable efforts to facilitate an introductory meeting with the Member/Customer, and further provide certain key technical assistance to a potential development project associated with the Member/Customer’s intellectual property rights. In the event we and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by us as a result of the acquired intellectual property rights. The Agreement has a term of one year and will automatically extend for successive one year periods unless either party gives the other written notice of non-renewal.

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

For the Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012

Revenues

For the three months ended March 31, 2013 we recognized $2,500 in revenues, compared to $100,000 in revenues recognized during the same period in the prior year. The 2012 revenues were non-refundable royalty advances, unrelated to product sales, paid to us in December 2010 and April 2011 pursuant to our license agreement with JH Direct, which provided JH Direct rights to our anti-cellulite cosmetic product. This agreement was terminated in January 2012, and we do not expect any other revenues to be recognized from it. Revenues recognized in 2013 are related to a license agreement we entered into with resolutionMD, LLC granting resolutionMD, LLC rights to our Accudel delivery technology to be used for anti-cellulite formulations. We do not expect to recognize significant revenues from this license agreement during fiscal 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, filing fees, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses.

	Three months ended March 31,
	2013	2012	Variance
Selling, general and administrative	$1,019,949	$308,956	$710,993

For the three months ended March 31, 2013, there was an increase of $710,993, in selling, general and administrative expenses, as compared to the same period in the prior year. The increase in selling, general and administrative expenses is largely attributable to the increase in our operations and activity during the three months ended March 31, 2013 as compared to the same period in the prior year, and is primarily due to the hiring and compensation of additional personnel including management and appointments to the Board of Directors, investor relation activities and consultants, and additional filing fees associated with the listing of our common stock on The NASDAQ Capital Market.  The increase in personnel and investor relations costs are primarily associated with an increase of $329,226 in stock-based compensation for the three months ended March 31, 2013 as compared to the same period in the prior year.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the Impracor clinical program, including costs for our contract research organization and investigator payments to the clinical sites participating in the study. Also included are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.

The table below provides information regarding research and development expenses.

	Three months ended March 31,
	2013	2012	Variance
Research and development	$455,100	$142,963	$312,137

For the three months ended March 31, 2013, there was an increase of $312,137, in research and development expense as compared to the same period in the prior year. The increase was primarily related to the planning and development of our Impracor clinical program and Phase 3 trials and the hiring and compensation of additional personnel.

Interest Expense

Interest expense was $0 for the three months ended March 31, 2013, compared to $21,082 for the three months ended March 31, 2012. The 10% promissory notes with principal balances of $600,000 issued under a line of credit agreement accounted for $8,959 of interest expense during the three months ended March 31, 2012. A 7.5% convertible note with a principal balance of $1,000,000, issued in April 2010 accounted for $12,123 of interest expense during the three months ended March 31, 2012. As described in more detail under “Loss on Extinguishment of Debt” below, the entire principal balances and all accrued and unpaid interest under these notes was converted into shares of our common stock on February 28, 2012.

Interest Income

Interest income was $7,068 for the three months ended March 31, 2013, compared to $0 for the three months ended March 31, 2012. The increase was due to a higher average cash balance during the three months ended March 31, 2013 as compared to the same period in the prior year.

Loss on Extinguishment of Debt

On January 25, 2012, the Company entered into separate waiver and settlement agreements with Alexej Ladonnikov, the holder of 20% of a 7.5% Convertible Note (the “Note”) and DermaStar International, LLC (“DermaStar”), the holder of 80% of the Note. Pursuant to the terms of a waiver agreement, Mr. Ladonnikov and the Company agreed to the mandatory conversion of the twenty percent (20%) of the principal and accrued and unpaid interest of the Note held by Mr. Ladonnikov into the common stock of the Company at a conversion price of $0.60, at such time as the Company had a sufficient number of authorized common shares to effect such a conversion. Additionally, Mr. Ladonnikov agreed to make a one-time payment to the Company of $50,000 at the time of such conversion. On February 28, 2012, we received payment of $50,000 and issued 380,867 common shares to Mr. Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521). We determined this was a substantial modification to the debt instruments and applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Note principal balance less $50,000 cash payment) for the three months ended March 31, 2012.

The Company and DermaStar agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Note held by DermaStar into the common stock of the Company at a conversion price of $0.6667 (“DermaStar Conversion Price”), at such time as the Company had a sufficient number of authorized common shares to effect such a conversion. Additionally, DermaStar agreed to a mandatory conversion of an additional $56,087 in accounts payable of the Company (“AP Conversion”) held by DermaStar, at such time as the Company had a sufficient number of authorized common shares and was able to convert the Note. The AP Conversion was made at the DermaStar Conversion Price. On February 28, 2012, we issued 1,454,962 common shares to DermaStar as payment in full for their 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and $56,087 in accounts payable. We determined this was a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the three months ended March 31, 2012.

 Net Loss

Net loss attributable to common stockholders for the three months ended March 31, 2013 was $(1,465,481), or $(0.19), per basic and diluted share, compared to a net loss attributable to common stockholders for the three months ended March 31, 2012 of $(1,379,088), or $(1.30), per basic and diluted share.

Liquidity and Capital Resources

Our cash on hand at March 31, 2013 was $18,979,031 as compared to $146,711 at March 31, 2012. The increase in cash on hand is primarily attributable to aggregate net proceeds of approximately $11,920,000 received from the issuance of common stock and warrants in private offerings to accredited investors in April and August 2012, and approximately $9,460,000 in net proceeds attributable to the closing of the Public Offering and its over-allotment exercise, in February and March 2013, respectively. Since inception through March 31, 2013, we have incurred aggregate losses of approximately $25,570,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug candidate, Impracor. Historically, our operations have been financed through capital contributions and debt and equity financings.

Public Offering

 As further described above under the heading “Recent Developments,” on February 13, 2013 and March 14, 2013 we issued and sold in aggregate 2,116,000 shares of common stock at a per share purchase price of $5.25, for aggregate net proceeds to us of approximately $9,460,000.

The table below provides detailed information about our net cash flow for the three months ended March 31, 2013 and 2012.

Cash Flow	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(1,057,775)	$(334,842)
Net cash used in investing activities	(51,449)	(14,607)
Net cash provided by financing activities	10,052,640	350,000

Net Increase in Cash and Cash Equivalents	8,943,416	551
Cash and Cash Equivalents at Beginning of the Period	10,035,615	146,160
Cash and Cash Equivalents at End of the Period	$18,979,031	$146,711

Operating Activities

Net cash used in operating activities was $1,057,775 for the three months ended March 31, 2013, as compared to $334,842 used in operating activities during the same period for the prior year. The increase in net cash used in operating activities was mainly due to costs associated with resuming the operation of our business, including hiring additional employees, and the planning and development of our Impracor clinical program and Phase 3 trials.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $51,449 and $14,607, respectively. The increase in investing activities during the three months ended March 31, 2103 was due primarily to the purchase of a certificate of deposit required as collateral in connection with the Company’s corporate credit card agreement.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $10,052,640 and $350,000, respectively. The increase in cash is primarily attributable to aggregate proceeds, net of offering costs, of approximately $10,053,000 received from the Public Offering and its over-allotment exercise, in February and March of 2013.

We expect to use our current cash position to pursue our business plan, including conducting clinical studies related to our Accudel technology, and otherwise fund our operations. Management believes we have sufficient cash reserves to operate our business for the next twelve months. If we are not able to generate significant revenues and attain profitable operations, we will need to seek additional financing, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. In addition, estimates of our operating expenses and working capital requirements could be incorrect, and we could be required to seek additional financing earlier than we anticipate.

We expect to require additional funds in order to conduct additional clinical trials and any other studies that may be required to obtain regulatory approval to market Impracor, to pursue additional pharmaceutical development programs and to explore other co-development opportunities. If adequate financing is not available, we may not be able to obtain regulatory approval to market Impracor or develop any additional products.

We may seek funds from equity or debt financings, corporate partnerships, or licensing arrangements, or any other similar financing. Any future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects on our existing stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, general economic conditions and conditions in the pharmaceuticals industry, or as a result of our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost of future financings. As a result, there is no assurance that sufficient funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may not be able to obtain regulatory approval to market Impracor or develop any additional products or otherwise pursue our business plan, and we may be required to cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investment, which is a certificate of deposit as of March 31, 2013 as held-to-maturity. This held-to-maturity investment is subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of March 31, 2013, approximately $17,400,000 of our cash and cash equivalents was maintained in money market funds. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At March 31, 2013, such uninsured deposits totaled approximately $18,400,000. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. However, we seek to mitigate the risk related to cash and cash equivalents by placing our cash and cash equivalents in money market funds and at financial institutions of high credit standing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2013, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our first quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred losses in every year of our operations, including net losses of $(5,383,535) and $(953,936) for the years ended December 31, 2012 and 2011, respectively. As of March 31, 2013, our accumulated deficit was $(25,569,749). In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, as well as other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients. The license fees for such drugs or active ingredients may increase our costs.

Our ultimate success will depend on many factors, including whether Impracor receives U.S. Food and Drug Administration (“FDA”) approval. We cannot be certain that we will receive FDA approval for Impracor, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. We may never be able to obtain or sustain market acceptance of Impracor or any future product candidate, or achieve profitability or positive cash flow.

We have a limited operating history since the dismissal of our voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2011, and we may be unable to successfully resume our operations and implement our business plan.

On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On November 21, 2011, in connection with our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC (“DermaStar”), we requested that the Bankruptcy Court dismiss the Chapter 11 Case. On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case, and since that date we have engaged a new management team, appointed new directors to fill certain vacancies on our Board and worked towards re-initiating our Phase 3 clinical trials for Impracor. However, we have a limited operating history since the dismissal of the Chapter 11 Case, and we may not be successful in our efforts to resume our operations. We did not receive any type of discharge of debts, claims or obligations in the Chapter 11 Case, and prior unknown or contingent liabilities could have a material adverse effect on our financial condition. Prior to the filing of the Chapter 11 Case, we were unable to successfully pursue our business plan due to a lack of funding. We will require additional capital to pursue our clinical trials and maintain our operations. We may be unable to obtain such funds when necessary. In addition, by September 2011 we employed no full-time employees and had retained the consulting services of one former employee in order to manage any matters related to the Chapter 11 Case. We have had to re-assemble an executive management team and a research and development team, and other employees to assist with our general operations. We currently have five employees, some of whom are former employees, and we will need to hire additional employees in order to execute our business plan. Given our operating history, we may be unable to maintain an effective management team, or hire and retain the additional qualified individuals we will need. As a result, we may be unable to successfully pursue our business plan.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We expect our total expenditures over the next 12 months to be approximately $10.7 million. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these events were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, among other things:

●	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for Impracor or any potential future drug candidate;

●	the costs to rebuild our management team following the dismissal of the Chapter 11 Case, including attracting and retaining personnel with the skills required for effective operations; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

If our estimates of our operating expenses prove to be wrong, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

We expect to need additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

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

The FDA or other regulatory agencies may not approve any product candidates developed by us on a timely basis or at all, and, if granted, such approval may subject the marketing of our product candidates to certain limits on indicated useThe outcome of the final analyses of the data from the Phase 3 clinical trials for Impracor may vary from our initial conclusions or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial.

The FDA is requiring us to complete two adequate and well controlled Phase 3 clinical trials and one safety study before we can submit a New Drug Application under Section 505(b)(2) of the Hatch-Waxman Act of 1984 for Impracor. We have not yet initiated these Phase 3 clinical trials, although in September 2012 we commenced certain supportive studies relating to Impracor that are also required by the FDA.  The results of our currently proposed Phase 3 clinical trials or any future clinical trials or studies may not be favorable and we may never receive regulatory approval for Impracor.  In particular, in June 2008, we initiated a Phase 3 clinical study designed as a randomized, double-blind, placebo-controlled, multi-center Phase 3 study that enrolled a total of 364 patients with acute soft tissue injuries of the upper or lower extremities in 26 centers in the United States. The FDA did not accept our modified Intent-To-Treat (ITT) Analysis of the data from this clinical study, and as a result the study did not demonstrate statistical significance on the primary efficacy endpoint.   Based on our discussions with the FDA at our April 2013 Type C meeting, we plan to conduct two adequate and well controlled efficacy studies for Impracor, one in the indication of sprains, strains and soft tissue injuries and one study in acute flare of osteoarthritis, as well as a routine safety study.  We may be unable to demonstrate statistical significance on the primary or secondary endpoints in our proposed clinical trials.  Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of Impracor or any other product candidates developed by us would adversely affect our ability to generate product revenue, as well as the price of our common stock.

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

There may be other circumstances other than the ones described above, over which we may have no control that could materially delay the successful completion of our clinical and non-clinical studies. Furthermore, we expect to rely on CROs to ensure the proper and timely conduct of our clinical trials, and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

Other than with respect to Impracor, we have not identified or obtained the rights to develop any potential pharmaceutical product candidates. Once we determine which potential candidates to pursue, we will be required to satisfy a number of FDA requirements prior to commencing clinical trials. These requirements will require substantial time, effort and financial resources. We may never satisfy these requirements. In addition, prior to commencing any trials of a drug candidate, we must evaluate whether a market exists for the drug candidate. This is costly and time consuming, and any market studies we rely on may not be accurate. We may expend significant capital and other resources on a drug candidate and find that no commercial market exists for the drug. Further, our relationship with PCCA, on which we intend to rely to facilitate our evaluation of the potential market for future products we may develop, is terminable by PCCA if we fail to commence efforts to research and develop future products within certain time periods. We may not be able to meet such requirements within the required time periods or at all, and our relationship with PCCA could be terminated. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA. As a result, we may never successfully develop and obtain approval to market and sell any of our potential product candidates. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed health care and pharmaceutical companies.

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

We terminated all of our employees following our filing of a Chapter 11. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key individuals and institutions, we may not succeed in retaining personnel or their services under existing agreements or otherwise. There is intense competition for qualified personnel in the pharmaceutical industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In February 2013, we entered into an agreement with a consulting company for advisory services.  Under the terms of the consulting agreement, on February 28, 2013 we issued a warrant for the purchase of 30,000 shares of our common stock  The exercise price of the warrant is $5.25 and the warrant vests as follows: 10,000 shares vest immediately upon execution of the consulting agreement, and the remaining shares will vest evenly (4,000 shares) on each of the five monthly periods following the date of the consulting agreement provided the consultant continues to provide services to the Company as of the applicable vesting date.  The warrant expires three years following the execution of the consulting agreement. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

In April 2013 the Company entered into a lease agreement for 3,874 square feet of office space from May 1, 2013 to September 30, 2016, effective May 1, 2013. Monthly rent begins on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. The total lease obligation is approximately $387,900.

On May 2, 2013, the Board of Directors approved the amendment and restatement of the Company’s 2007 Stock Incentive and Awards Plan (the “Amended and Restated Plan”).  The Amended and Restated Plan (i) provides for the issuance of restricted stock units (in addition to the previously authorized options and restricted stock) and (ii) incorporates the prior three stockholder-approved amendments to the Plan.  In addition, on May 2, 2013 the Board of Directors approved an amendment of the Amendment and Restated Plan (the “Proposed Amendment”) to increase the number of shares issuable under the Amended and Restated Plan from 2,400,000 shares to 5,000,000 shares and the maximum number of restricted stock units and shares of restricted stock that may be granted to an individual in a calendar year from 600,000 shares to 1,750,000 shares. The Proposed Amendment must be approved by the Company’s stockholders.  The Company expects to present the Proposed Amendment as a proposal at the Company’s 2013 Annual Meeting of Stockholders.

Effective upon approval of the Proposed Amendment by the Company’s stockholders, Mr. Baum has agreed to cancel 120,000 unvested restricted stock units granted to him in July 2012.

On May 2, 2013, the Company entered into an amended and restated employment agreement (the “Agreement”) with Mr. Baum with respect to his employment as Chief Executive Officer. The Agreement has an initial term of three years and will automatically renew thereafter for consecutive one year terms unless earlier terminated by either party. The Agreement provides for an initial annual base salary of $329,000 and a target annual bonus incentive under the Company’s Management Incentive Plan (“MIP”) of 45% of his annual base salary. In connection with the Agreement, Mr. Baum was granted a performance-based restricted stock unit award (the “Performance Equity Award”) comprised of up to 1,050,000 performance stock units. These performance stock units will only vest if the Company achieves and maintains certain stock price targets during the three year period following the grant date and are subject to Mr. Baum’s employment with the Company on the third anniversary of the grant date (other than as described further below).  The earning and issuance of any shares under the Performance Equity Award that would exceed the number of shares available for grant and/or the applicable annual per person grant limit under the Amended and Restated Plan are subject to approval by the Company’s stockholders of the Plan Amendment.  The Agreement contains restrictions on Mr. Baum’s ability to sell shares received pursuant to any grant made to him under the Agreement during the term of the Agreement.

In the event the Company terminates Mr. Baum’s employment without Cause (as defined in the Agreement) or Mr. Baum terminates his employment for Good Reason (as defined in the Agreement) (a termination without Cause or for Good Reason a “Qualifying Termination”), Mr. Baum will be entitled to (i) accrued and unpaid base salary through the termination date; (ii) a prorated MIP bonus payment for the year in which the termination occurs, (iii) a severance payment equal to the sum of (A) his annual base salary plus (B) one times his actual MIP bonus payment in the two prior years; and (iv) continued group health plan coverage through COBRA for 18 months. In the event of a Qualifying Termination, the Performance Equity Award for which the relevant stock price vesting targets have been satisfied at the time of such Qualifying Termination shall vest immediately. In addition, any Performance Equity Awards for which the relevant stock price vesting targets are satisfied within 12 months following the Qualifying Termination will vest on the date of the satisfaction of such vesting criteria. With respect to the Performance Equity Award, in the event of a Qualifying Termination after the first anniversary and prior to the third anniversary of the grant date and within one year of a change of control, all performance stock units subject to the Performance Equity Award that would have vested prior to such date based on the achievement of the associated Company stock price targets will vest and all performance stock units subject to the Performance Equity Award with an associated stock price target at or below the per share consideration in the Change of Control transaction shall vest in full.

In addition, the Agreement provides for the issuance of 180,000 stock options and 200,000 restricted stock units. The stock options vest on a quarterly basis over three years and have an exercise price of $8.99 per share and the restricted stock units vest on the third anniversary of the agreement, in each case provided that Mr. Baum is employed with the Company on the applicable vesting date. Mr. Baum will also be eligible for an annual long-term incentive grants at the time grants are generally made to other senior executives.

Effective May 7, 2013, Dr. Balbir Brar resigned from his position with the Company and no longer serves as its President.  Dr. Brar will continue to serve as a Senior Advisor to the Company, focusing on pre-clinical safety matters.

ITEM 6. EXHIBITS

Exhibit Number	Description

1.1
Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 8, 2013)

3.1
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

10.2*	Amended and Restated Employment Agreement, dated May 2, 2013, by and between the Company and Mark L. Baum.

10.3*	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan.

10.4*	Form of Restricted Stock Unit Agreement under the Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan.

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
____________
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

Imprimis Pharmaceuticals, Inc.

Dated: May 8, 2013	By:	/s/ Mark L. Baum
Mark L. Baum, J.D.
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Andrew R. Boll
Andrew R. Boll
Vice President, Accounting and Public Reporting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1
Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 8, 2013)

3.1
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

10.2*	Amended and Restated Employment Agreement, dated May 2, 2013, by and between the Company and Mark L. Baum.

10.3*	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan.

10.4*	Form of Restricted Stock Unit Agreement under the Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan.

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
______________
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