Form 10-Q
period 2013-06-30
Imprimis Pharmaceuticals, Inc.
filed 2013-08-14
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

As of August 13, 2013, 8,961,583 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,970,320	$10,035,615
Restricted short-term investment	50,034	-
Prepaid expenses and other current assets	340,474	61,552
Deferred offering costs	-	596,281
Total current assets	18,360,828	10,693,448
Furniture and equipment, net	15,647	12,548
TOTAL ASSETS	$18,376,475	$10,705,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$868,374	$635,384
Accrued Phase 3 expenses	55,784	55,784
Accrued payroll and related liabilities	182,008	18,391
Deferred revenue	1,667	-
Total current liabilities	1,107,833	709,559
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 395,000,000 shares authorized,
8,961,583 and 6,772,066 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	8,961	6,772
Additional paid-in capital	45,047,482	34,093,933
Deficit accumulated during the development stage	(27,787,801)	(24,104,268)
TOTAL STOCKHOLDERS' EQUITY	17,268,642	9,996,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,376,475	$10,705,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From July 24,
					1998
	For The Three	For The Three	For The Six	For The Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
Revenues:
License revenues	$2,500	$-	$5,000	$100,000	$105,000
Operating Expenses:
Selling, general and administrative	1,556,145	984,667	2,576,094	1,293,623	15,129,795
Research and development	677,347	133,611	1,132,447	276,574	10,251,208
Loss from operations	(2,230,992)	(1,118,278)	(3,703,541)	(1,470,197)	(25,276,003)
Other income (expense):
Interest expense	-	(3,576)	-	(24,658)	(1,730,892)
Interest income	12,940	5,584	20,008	5,584	162,999
Loss on extinguishment of debt	-	(189,323)	-	(1,195,410)	(1,195,410)
Gain on settlement	-	-	-	-	375,000
Gain on forgiveness of liabilities	-	-	-	-	176,505
Total other income (expense), net	12,940	(187,315)	20,008	(1,214,484)	(2,211,798)
Net loss	(2,218,052)	(1,305,593)	(3,683,533)	(2,684,681)	(27,487,801)
Deemed dividend to preferred stockholders	-	(200,000)	-	(200,000)	(300,000)
Net loss attributable to common stockholders	$(2,218,052)	$(1,505,593)	$(3,683,533)	$(2,884,681)	$(27,787,801)
Net loss per share of common stock, basic and diluted:	$(0.25)	$(0.39)	$(0.44)	$(1.17)
Weighted average number of shares of common stock
outstanding, basic and diluted	8,890,668	3,874,554	8,342,497	2,469,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From July 24,
			1998
	For The Six	For The Six	(Inception)
	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,683,533)	$(2,684,681)	$(27,487,801)
Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(176,505)
Amortization of prepaid consulting fees	-	-	807,608
Depreciation	2,073	1,247	8,171
Loss on extinguishment of debt	-	1,195,410	1,195,410
Non-cash interest on notes payable	-	24,658	1,730,892
Stock-based compensation	1,448,384	848,038	5,733,812
Payments made on behalf of Company by related party	-	-	254,142
Changes in assets and liabilities:
Prepaid consulting costs	-	-	(140,000)
Prepaid expenses and other current assets	(278,956)	(31,148)	(340,508)
Accounts payable and accrued expenses	283,984	117,156	823,945
Accrued Phase 3 expenses	-	-	111,871
Accrued payroll and related liabilities	163,617	11,915	268,599
Deferred revenue	1,667	(100,000)	1,667
NET CASH USED IN OPERATING ACTIVITIES	(2,062,764)	(617,405)	(14,733,697)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investment	(50,000)	-	(50,000)
Purchases of furniture and equipment	(5,172)	(15,308)	(23,818)
NET CASH USED IN INVESTING ACTIVITIES	(55,172)	(15,308)	(73,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment for settlement of shares in connection with
reverse stock split	(191)	-	(191)
Proceeds from issuance of notes payable to a related party	-	450,000	976,300
Proceeds received in connection with debt modification	-	50,000	50,000
Proceeds from issuance of preferred stock	-	-	100,000
Proceeds from notes payable	-	-	2,500,000
Preferred stock deemed dividend paid at conversion	-	(200,000)	(200,000)
Cash advances from related party	-	-	27,537
Repayment of advances from related party	-	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and
exercise of warrants and stock options	-	-	100,250
Proceeds from issuance of common stock and warrants
for cash, net of offering costs	10,052,832	7,903,845	29,336,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,052,641	8,203,845	32,777,835
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,934,705	7,571,132	17,970,320
CASH AND CASH EQUIVALENTS, beginning of period	10,035,615	146,160	-
CASH AND CASH EQUIVALENTS, end of period	$17,970,320	$7,717,292	$17,970,320
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,600	$1,600	$13,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to
consulting firms for prepaid consulting fees	$-	$-	$432,007
Deferred offering costs in connection with equity
offering recorded in account payable	$-	$87,732	$-
Conversion of related party accounts payable into common stock	$-	$56,087	$56,087
Conversion of notes payable and accrued interest into
common stock	$-	$1,905,137	$3,435,314
Forgiveness of notes payable and accrued interest to
shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$-	$100,000
Related party acquisition of Phase 3 liabilities	$-	$-	$56,087
Conversion of preferred stock into common stock	$-	$1,500	$1,500
Reclassification of deferred offering costs in connection
with equity offering	$596,281	$-	$596,281
Issuance of common stock for consulting services included
in accounts payable and accrued expenses	$139,444	$-	$139,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2013 and 2012 and the period from July 24, 1998 (Inception) through June 30, 2013

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

The Company’s most near term drug candidate, Impracor™, utilizes its patented Accudel topical cream formulation to enable highly targeted site-specific treatment. Impracor, which is a Phase 3 clinical trial pain product candidate, delivers the active pharmaceutical ingredient (API), ketoprofen, a non-steroidal anti-inflammatory drug (NSAID), through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

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

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has incurred recurring operating losses, has had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company has a deficit accumulated during the development stage of approximately $27.8 million at June 30, 2013, and anticipates incurring further losses through the remainder of the fiscal year 2013 and beyond. The Company has not yet generated significant sales revenue and has funded its operating losses to date through debt and equity offerings and borrowings under its line of credit. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where it has identified an alternative future use. No costs associated with acquiring intellectual property rights have been capitalized to date. Costs of maintaining intellectual property rights are expensed as incurred.

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

During three and six months ended June 30, 2013, the Company recorded $2,500 and $5,000 in revenues, respectively, for non-refundable royalty advances. In January 2013, the Company entered into a license agreement with resolutionMD, LLC granting resolutionMD, LLC rights to its Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company will receive $10,000 as a guaranteed minimum royalty amount for fiscal 2013 and, if applicable, additional royalty payments based on a percent (generally, 5%-7%) of net sales of any products covered under the license agreement. The license agreement with resolutionMD, LLC, unless terminated earlier, has a term of ten years following the first commercial sale of a product that is covered under the license agreement. The Company does not anticipate that the license agreement with resolutionMD, LLC will generate significant revenues for the 2013 fiscal year.

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of June 30, 2013, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the periods ended June 30, 2013 and 2012. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the federal and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At June 30, 2013, the Company had approximately $17.7 million in cash deposits in excess of FDIC limits.

Deferred Offering Costs

On July 25, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (as amended, the “Registration Statement”) in connection with an underwritten public offering of its common stock (the “Public Offering”). At December 31, 2012, the Company had deferred offering costs of $596,281 for legal, accounting and other expenses directly related to the Public Offering. The Public Offering closed on February 13, 2013 (see Note 4), and these deferred offering costs and any other costs directly associated with the Public Offering subsequent to December 31, 2012 were netted against the cash proceeds to the Company arising from the Public Offering. As a result, there were no deferred offering costs at June 30, 2013.

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

At June 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities which are measured on a recurring basis. At June 30, 2013 and December 31, 2012, the Company’s financial instruments include cash and cash equivalents, a restricted short-term investment, accounts payable and accrued expenses, accrued Phase 3 expenses and accrued payroll and related liabilities. The carrying amount of these financial instruments, except for the restricted short-term investment, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investment is carried at amortized cost which approximates fair value.

Stock-Based Compensation

All stock-based payments to employees, including grants of stock options to employees, directors and consultants, warrants and restricted stock grants, are recognized in the condensed consolidated financial statements based upon their fair values.

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

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Employees - selling, general and administrative	$378,895	$115,634	$464,898	$118,224
Employees - research and development	44,619	40,866	111,750	82,412
Directors - selling, general and administrative	45,458	493,047	248,250	567,415
Consultants - selling, general and administrative	345,605	79,987	505,527	79,987
Consultants - research and development	180,559	-	117,959	-
Total	$995,136	$729,534	$1,448,384	$848,038

Basic and Diluted Net Loss per Common Share

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, preferred stock, stock options, unvested restricted stock units (“RSUs”) and warrants were 3,138,004 and 1,476,987 at June 30, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2013 and 2012:

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net loss	$(2,218,052)	$(1,305,593)	$(3,683,533)	$(2,684,681)
Deemed dividend to preferred stockholders	-	(200,000)	-	(200,000)
Numerator – (loss) attributable to common stockholders	(2,218,052)	(1,505,593)	(3,683,533)	(2,884,681)
Denominator – weighted average
number of shares outstanding, basic and diluted	8,890,668	3,874,554	8,342,497	2,469,171
Net Loss per share, basic and diluted	$(0.25)	$(0.39)	$(0.44)	$(1.17)

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

Recently Announced Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its financial statements and disclosures.

Recently Adopted Accounting Pronouncements

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

NOTE 2. SHORT-TERM RESTRICTED INVESTMENT

Short-term restricted investment at June 30, 2013 consists of a certificate of deposit, which is classified as held-to-maturity. At June 30, 2013, the fair value of this investment approximated its amortized cost basis.

At June 30, 2013, the certificate of deposit of $50,034 was classified as a current asset. The certificate of deposit is required as collateral under the Company’s corporate credit card agreement and automatically renews every twelve months.

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts payable	$764,676	$286,686
Accrued offering costs	-	185,337
Deferred rent	-	2,477
Other accrued expenses	15,248	21,440
Stock-based compensation accrual	88,450	139,444
Total accounts payable and accrued expenses	$868,374	$635,384

There are 10,000 and 20,000 shares of our restricted common stock underlying the stock-based compensation accrual at June 30, 2013 and December 31, 2012, respectively. The stock-based compensation related to restricted common stock issuances and accruals was $149,806 and $192,339 during the three and six months ended June 30, 2013, respectively.

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

During February and March 2013, the Company made payments totaling $191 in connection with cancelled, fractional share amounts of common stock (35 common stock share equivalents) in connection with the reverse stock split effected February 7, 2013.

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

During June 2013, the Company issued 33,333 restricted shares of common stock to Dr. Robert Kammer, a director, valued at $243,333, in consideration for consulting services provided during the year ended December 31, 2012 and through June 30, 2013.

During June 2013, the Company issued 40,000 shares of common stock to Mark Baum, the Company’s CEO and a director, related to vesting of restricted stock units (“RSUs”).

Preferred Stock

At June 30, 2013, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012 and May 2, 2013 (as amended, the “Plan”). As of June 30, 2013, the Plan provides for the issuance of a maximum of an aggregate of 2,400,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

A summary of the Plan activity with respect to options to purchase common stock for the six months ended June 30, 2013 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2013	905,806	$5.26
Options granted	519,353	$6.95
Options exercised	(1,030)	$4.00
Options cancelled/forfeit	(151,500)	$10.91
Options outstanding - June 30, 2013	1,272,629	$5.27	5.81	$4,458,714
Options exercisable	648,888	$4.15	4.87	$3,044,856
Options vested and expected to vest	1,210,255	$5.21	5.76	$4,317,328

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 28, 2013, based on the closing price of the Company’s common stock of $8.48 on that date.

In April 2013, the Company granted options to employees of the Company to acquire 120,000 shares of the Company’s common stock under the Plan, each with an exercise price of $6.00, the current market price of the Company’s common stock at the grant date. The options each have 10-year terms and vest quarterly over three years.

In April 2013, the Company granted options to an employee of the Company to acquire 51,675 shares of the Company’s common stock under the Plan. The options have an exercise price of $9.00, the current market price of the Company’s common stock at the grant date, a 10-year term and vest over a three year period, such that 33% of the options vest on the first anniversary of the grant date and the remaining 67% of the options vest quarterly in equal installments thereafter over two years.

In May 2013, the Company granted options to Mark Baum, its CEO, to acquire 180,000 shares of the Company’s common stock under the Plan, in accordance with the terms of the Company’s amended and restated employment agreement with Mr. Baum. The options have an exercise price of $8.99, the current market price of the Company’s common stock at the grant date, a 10-year term and vest quarterly over three years.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

Six Months Ended June 30, 2013
Weighted-average fair value of options granted	$6.90
Expected terms (in years)	5.8
Expected volatility	123%
Risk-free interest rate	0.86%-1.00%
Dividend yield	-

Effective April 1, 2012, the Company entered into an advisory agreement with director Dr. Robert J. Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer provides certain services to the Company in addition to his services as a director, including, but not limited to, providing management and advice regarding the operations of the Company’s clinical trials and assistance in the identification of new drug delivery technologies. As part of Dr. Kammer’s compensation under the Advisory Agreement, the Company granted to Dr. Kammer on April 1, 2012 an option to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.50 per share under the Plan. The option terminates on March 31, 2017 and vests over a two year period, with 15,000 options vested immediately upon issuance and an additional 1,875 options vesting monthly for the next twenty four months thereafter. In accordance with accounting guidance for stock-based compensation to consultants, the unvested portion of the option will be remeasured on an interim basis until the termination of the Advisory Agreement. The Advisory Agreement will terminate on the earlier of the completion of the services or the second anniversary of the date of the agreement. As of June 30, 2013, the remeasured fair value of the unvested portion of the stock option, based on the Black-Scholes-Merton pricing model, was $129,481.

On January 13, 2013, the Company entered into a statement of work agreement with a clinical development consultant (the “SOW Agreement”). In partial consideration for the services provided under the SOW Agreement, the Company issued an option to purchase up to 11,428 shares of the Company’s common stock at an exercise price of $8.75 per share. The option will terminate on January 13, 2017 and vests over an eighteen month period, with approximately 635 options vesting monthly for eighteen months beginning in February 2013. The remeasured fair value of the unvested portion of the stock option as of June 30, 2013, based on the Black-Scholes-Merton option pricing model, was $50,901.

In May 2013, the Company granted 25,000 options to a consultant with an exercise price of $8.90 equal to the current market price of the Company’s common stock at the grant date. The options have a 3-year term and vest in full in August 2013, following completion of certain services. As of June 30, 2013, the remeasured fair value of the stock option, based on the Black-Scholes-Merton option pricing model, was $145,773. The amount of unamortized stock-based compensation that has not been expensed related to the unvested option grant is $80,175.

In May 2013, Dr. Balbir Brar resigned as President, but concurrent with his resignation entered into a senior advisory consultant agreement that allowed for his options related to his service to the Company as President to continue vesting as long as he continued service to the Company as a consultant. His original option agreement was modified to allow for the vesting to continue as a result of his service to the Company as a consultant. The unvested portion of the options prior to his resignation were treated as cancelled as of the date of the modification and subsequently re-issued. As of June 30, 2013, the remeasured fair value of the unvested portion of the stock option, based on the Black-Scholes-Merton option pricing model, was $808,591.

As of June 30, 2013, there was approximately $3,133,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.13 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Prior to April 1, 2013, expected volatilities were based on historical volatility of the Company’s common stock and other factors, and following April 1, 2013 the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief the it has significantly changed its business operations and focus, and as a result, it currently has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

Six Months Ended June 30, 2013
Weighted-average fair value of options granted	$6.73
Expected terms (in years)	2.5-4.25
Expected volatility	116% - 372%
Risk-free interest rate	0.30%-1.04%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - 3.20	250,000	6.07	$2.80	225,000	$2.76
$3.60 - $4.50	624,643	3.63	$4.07	409,832	$4.19
$6.00 - $9.00	383,103	9.20	$8.08	3,174	$8.75
$10.75	7,603	4.46	$10.75	3,802	$10.75
$28.00 - $80.00	7,280	6.63	$40.01	7,080	$40.35
	1,272,629	5.81	$5.27	648,888	$4.15

The stock-based compensation for stock options was $461,166 and $801,396 during the three and six months ended June 30, 2013, respectively.

Restricted Stock Units

Restricted stock unit, or RSU, awards are granted subject to certain restrictions, including performance and market based conditions. The grant-date fair value of the RSUs, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period. Unvested portions of RSUs issued to consultants are remeasured on an interim basis until vesting criteria is met. On May 2, 2013, the Board of Directors of the Company amended and restated the Plan to provide for the issuance of restricted stock units under the Plan.

On May 2, 2013, the Company entered into an amended and restated employment agreement with its CEO, Mark Baum. Among other things, the amended and restated employment agreement provides for the issuance of 1,250,000 RSUs to Mr. Baum, pursuant to the Plan. Of these RSUs, 200,000 vest on the third anniversary of the RSU grant based on continued service to the Company and the remaining 1,050,000 RSUs will vest based on the satisfaction of certain market-based and continued service conditions (the “Baum Performance Equity Award”). The Baum Performance Equity Award vest three years from the date of grant contingent upon the satisfaction of certain market-based vesting criteria during the three year period. The market-based vesting criteria are separated into five equal tranches and require that the Company achieves and maintains certain stock price targets ranging from $10 per share to $30 per share during the three year period following the grant date. With certain limited exceptions, Mr. Baum must be employed with the Company on the third anniversary of the grant date in order for the Baum Performance Equity Award to vest. These market-based vesting conditions are further described below:

Tranche	Number of Shares	Target Share Price
Tranche 1	19.05% of the Baum Performance Equity Award granted	$10.00 or greater
Tranche 2	19.05% of the Baum Performance Equity Award granted	$15.00 or greater
Tranche 3	19.05% of the Baum Performance Equity Award granted	$20.00 or greater
Tranche 4	19.05% of the Baum Performance Equity Award granted	$25.00 or greater
Tranche 5	23.80% of the Baum Performance Equity Award granted	$30.00 or greater

For each respective tranche to vest the following conditions must be met: (i) the Company’s common stock must have an official closing price at or above the Target Share Price for the respective tranche (each such date, a “Trigger Date”); (ii) during the period that includes the Trigger Date and the immediately following 19 trading days (the “Measurement Period”), the arithmetic mean of the 20 closing prices of the Company’s common stock during the Measurement Period must be at or above the Target Share Price for such tranche; and (iii) with certain limited exceptions, Mr. Baum must be in continuous service with the Company through the third anniversary of the grant date. Any unvested RSUs under the Baum Performance Equity Award will be forfeited on the third anniversary of the grant date.

Under the terms of the employment agreement with Mr. Baum, the earning and issuance of any shares under the Baum Performance Equity Award that would exceed the number of shares available for grant and/or the applicable annual per person grant limit for performance-based restricted stock units under the Plan are subject to approval by the Board of Directors and the Company’s stockholders of an increase in the number of shares available for grant and the applicable annual per person grant limit for performance-based restricted stock units under the Plan. The Board approved such increases on May 2, 2013. The current per person grant limit under the Plan for grants of performance-based restricted stock units is 600,000 shares. As a result, if such an amendment to the Plan is not approved by the Company’s stockholders, Mr. Baum will only be entitled to receive a maximum of 600,000 RSUs pursuant to the Baum Performance Equity Award. Effective upon approval of a Plan amendment by the Company’s stockholders and subsequent grant of the remaining 450,000 RSUs pursuant to the Baum Performance Equity Award, Mr. Baum has agreed to cancel 120,000 unvested RSUs previously granted to him in July 2012.

The initial fair value of the 200,000 RSUs and 600,000 RSUs pursuant to the Baum Performance Equity Award granted to Mr. Baum was $3,515,090 and as of June 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested RSUs grants is $3,329,796. The 600,000 RSUs pursuant to the Baum Performance Equity Award were valued using a Monte Carlo Simulation with a three year life, 75% volatility and a risk free interest rate of 0.30%.

On May 24, 2013, the Company granted 100,000 RSUs to a consultant that will vest based on the satisfaction of certain market-based conditions subject to the consultant’s continued service, among other things. These market-based vesting conditions are further described below:

Tranche	Number of Shares	Target Share Price
Tranche 1	20,000 shares	$10.00 or greater
Tranche 2	20,000 shares	$15.00 or greater
Tranche 3	20,000 shares	$20.00 or greater
Tranche 4	20,000 shares	$25.00 or greater
Tranche 5	20,000 shares	$30.00 or greater

For each respective tranche to vest the following conditions must be met: (i) the Company’s common stock must have an official closing price at or above the Target Share Price for the respective tranche (each such date a “Trigger Date”); (ii) during the period that includes the Trigger Date and the immediately following 19 trading days (the “Measurement Period”), the arithmetic mean of the 20 closing prices during the Measurement Period must be at or above the Target Share Price for such tranche ((i) and (ii), the “Stock Price Conditions”); and (iii) with certain limited exceptions, 50% of the RSUs subject to a tranche will vest on the quarterly anniversary of the grant date following the satisfaction of the Stock Price Conditions with respect to that tranche, subject to the consultant being in continuous service with the Company on such quarterly anniversary and the remaining 50% shall vest on the second anniversary of the grant date if (a) the Stock Price Conditions have been satisfied with respect to that tranche prior to the second anniversary of the grant date and (b) the consultant is and has been in continuous service with the Company on the second anniversary of the grant date. All unvested RSUs will be forfeited on the second anniversary of the grant date.

The initial value of the 100,000 RSUs with market-based vesting conditions granted to the consultant was $288,000, and as of June 30, 2013 the remeasured fair value of those RSUs was $203,520. The amount of unamortized stock-based compensation that has not been expensed related to the unvested RSU grant is $195,040. The 100,000 RSUs are valued using a Monte Carlo Simulation with a 2 year life (based on the grant date), 80% volatility and risk free interest rates of 0.26%-0.36%.

In June 2013, the Board of Directors approved a one-time grant of 6,865 RSUs (34,325 RSUs total) to non-employee directors with an aggregate fair value of $271,854. The RSUs vest in full 13 months from the date of grant subject to the director being in continuous service with the Company. Once vesting conditions have been achieved, the RSUs will remain restricted until the directors resign.

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2013 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding - January 1, 2013	200,000	$3.25
RSUs granted	934,325	$4.36
RSUs vested	(40,000)	$3.25
RSUs cancelled	-	-
Balance at June 30, 2013	1,094,325	$4.20

On July 18, 2012, a consultant was issued RSUs (40,000 shares) valued at $130,000, and as of June 30, 2013, the remeasured fair value of those RSUs was $339,200.

As of June 30, 2013, the total unrecognized compensation expense related to unvested RSUs (including the 600,000 Baum PSUs authorized under the Plan) was approximately $4,189,000 (including recognized and unrecognized expenses of the remeasured fair value of consultant RSUs) which are expected to be recognized over a weighted-average period of 2.49 years, based on estimated vesting schedules. The stock-based compensation for RSU’s was $302,094 and $297,019 during the three and six months ended June 30, 2013, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and to non-employees for services rendered or to be rendered in the future.

In February 2013, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to a consultant with an exercise price of $5.25 per share. The warrants expire three years following the issuance date, and vest as follows: 10,000 shares vested immediately upon execution of the consulting agreement, and the remaining shares will vest evenly (4,000 shares) on each of the five monthly periods following the date of the consulting agreement provided the consultant continues to provide services to the Company as of the applicable vesting date.

A summary of the activity of the warrants for the six months ended June 30, 2013 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2013	556,872	$7.66
Granted	209,860	$5.25
Exercised	-
Expired	(5,682)	$176.00
Warrants outstanding and exercisable - June 30, 2013	761,050	$5.74
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2013	2.51

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing the warrants issued:

2013
Weighted-average fair value of warrants granted	$5.10
Expected terms (in years)	2.7-5
Expected volatility	120%-346%
Risk-free interest rate	0.32%-0.92%
Dividend yield	-

A list of the warrants outstanding as of June 30, 2013 is included in the table below:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
DermaStar	4/25/2012	48,262	$5.93	48,262	4/25/2015
April PPM	4/25/2012	502,928	$5.93	502,928	4/25/2015
Underwriter Warrants	2/7/2013	179,860	$5.25	-	2/7/2018
IR Consultant	2/28/2013	30,000	$5.25	26,000	2/28/2016
		761,050	$5.74	577,190

The stock-based compensation for warrants was $82,070 and $157,630 during the three and six months ended June 30, 2013, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

In April 2013, the Company entered into a lease agreement for 3,874 square feet of office space from May 1, 2013 to September 30, 2016, effective May 1, 2013. Monthly rent began on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. The total lease obligation is approximately $387,900. For the remaining fiscal year 2013, the Company’s lease commitment is approximately $62,400.

The Company also leases an office facility under a noncancelable operating lease, which expires on February 28, 2014, with $3,715 due monthly until expiration. For the remaining fiscal year 2013, the Company’s lease commitment is approximately $22,300.

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

PCCA License Agreement

Professional Compounding Centers of America, or PCCA, has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products, which royalties range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the PCCA License Agreement if the Company fails to commence efforts to research and develop future products within certain time periods, as set forth in the PCCA License Agreement.

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

Buderer Asset Purchase Agreement

On June 11, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Buderer Drug Company, Inc. (“Buderer”) pursuant to an Asset Purchase Agreement (the “APA”). In addition, the Company has a right of first refusal on additional Buderer intellectual property and drug development opportunities. The APA provides that Buderer will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make the following payments to Buderer: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after the Company files the first Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration for the first product arising from the acquired intellectual property (if any); and (3) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If the Company does not file an IND for any product based on the acquired intellectual property within five years of the date of the APA, Buderer may terminate the agreement and the Company shall re-assign the acquired technology to Buderer.

NOTE 6. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2013 through the filing date of this Quarterly Report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In July 2013, the Company issued warrants to purchase 60,000 shares of the Company’s common stock to a consultant with an exercise price of $8.50 per share. The warrants become exercisable on January 20, 2014 and expire five years following the issuance date.

In August 2013, we were notified by our manufacturing supplier, DPT Laboratories, LTD. (“DPT”) of preliminary stability test results related to clinical materials of active and placebo bulk batches of Impracor to be used in planned Phase 3 clinical trials, which were manufactured at DPT’s San Antonio, Texas facility.  The preliminary test results revealed an out of specification result for the placebo formulation and a lower than expected specification result for the active formulation.  Shortly thereafter, a retest was performed, which confirmed the out of specification results for the placebo batch and revealed continued decreasing stability results related to the active batch.  On August 9, 2013, we reported that we had concluded that due to the decreasing stability results for the active batch, packaging of the materials would be put on hold, as further decrease in stability levels was likely and would result in the material being unusable for the upcoming planned Impracor clinical trials.  We are evaluating our options regarding the Impracor clinical program as a result of these manufacturing issues, which could include re-manufacturing the clinical materials at DPT’s facilities, which would result in a delay of the our planned clinical trials by at least one to two months, or moving the formulation and manufacturing process to another third party vendor, which could cause a delay of up to six months.

Novel Drug and Eye Care Northwest Asset Purchase Agreement

On August 8, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an Asset Purchase Agreement (the “Novel APA”).  As part of this acquisition we have acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications.  In addition, under the Novel APA, we have a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities.  The Novel APA provides that the Sellers will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, we are obligated to make the following payments to the Sellers:  (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after we file the first New Drug application with the FDA for the first product; and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.   If we do not file an IND for any product based on the acquired intellectual property within five years of the date of the Novel APA, the Sellers may terminate the Novel APA and we must re-assign the acquired technology to the Sellers.

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

Overview

We are a specialty pharmaceutical company focused on the commercial development of compounded drug formulations. We expect to use our proprietary Accudel drug delivery technologies, proprietary drug formulations, and market data obtained through our exclusive relationship with Professional Compounding Centers of America, Inc. (“PCCA”), the largest compounding pharmacy organization in North America, to identify pharmaceutical development opportunities where there are significant unmet medical needs. We expect to utilize the U.S. Food and Drug Administration’s (the “FDA”) 505(b)(2) regulatory pathway in connection with any drug development opportunities we may pursue.

 Our most near term drug candidate, Impracor, utilizes our patented Accudel topical cream formulation to enable highly targeted site-specific treatment. Impracor, which is a Phase 3 clinical trial pain product candidate, delivers the active pharmaceutical ingredient (“API”), ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

We are in the process of reviewing and analyzing our in-licensed or acquired development assets and expect to begin assessing potential internal development projects involving product development candidates from the PCCA relationship in the third quarter of 2013, while at the same time seeking partnerships and out-licensing opportunities for projects that are better suited to be developed by third parties.

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

We have incurred recurring operating losses, have had negative operating cash flows and have not recognized any significant revenues since July 24, 1998 (inception). In addition, we have a deficit accumulated during the development stage of approximately $27.8 million at June 30, 2013. We have not generated commercial sales revenue from any of our product candidates and we will incur further losses through the 2013 fiscal year and beyond as we continue the clinical development of Impracor and conduct preclinical studies on other programs. Our research and development activities are expected to increase over time, and we will require further capital resources to fund the continued operation of our business model for a long enough period to achieve profitable operations.

Plan of Operations

For the next twelve months, we expect to pursue the development of potential product candidates through our exclusive relationship with PCCA, as well as pursue co-development opportunities in other therapeutic areas, although we have not yet identified any such potential product candidates.  We also expect to focus on the development of our lead product candidate, Impracor. We expect our total expenditures over the next 12 months to be approximately $8.5-$10 million.

Based on our discussions with the FDA at our April 2013 Type C meeting, we have been advised that in order to submit a new drug application (“NDA”) for Impracor we must conduct two adequate and well controlled efficacy studies, one for the indication of sprains, strains and soft tissue injuries and one study in acute flare of osteoarthritis, as well as a routine safety study.  In August 2013, we were notified by our manufacturing supplier, DPT Laboratories, LTD. (“DPT”) of preliminary stability test results related to clinical materials of active and placebo bulk batches of Impracor to be used in planned Phase 3 clinical trials, which were manufactured at DPT’s San Antonio, Texas facility.  The preliminary test results revealed an out of specification result for the placebo formulation and a lower than expected specification result for the active formulation.  Shortly thereafter, a retest was performed, which confirmed the out of specification results for the placebo batch and revealed continued decreasing stability results related to the active batch.  On August 9, 2013, we reported that we had concluded that due to the decreasing stability results for the active batch, packaging of the materials would be put on hold, as further decrease in stability levels was likely and would result in the material being unusable for the upcoming planned Impracor clinical trials.  We are evaluating our options regarding the Impracor clinical program as a result of these manufacturing issues, which could include re-manufacturing the clinical materials at DPT’s facilities, which would result in a delay of the our planned clinical trials by at least one to two months, or moving the formulation and manufacturing process to another third party vendor, which could cause a delay of up to six months. We are working with our vendors to evaluate further options related to the production of clinical materials for the Phase 3 clinical trials and the continuation of the planned Impracor Phase 3 clinical program.  As a result of these delays, we do not expect to enroll our first patient in the planned Impracor clinical trial during the third quarter of 2013.

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

One-for-Five Reverse Stock Split; NASDAQ Listing

In connection with the Public Offering, on February 7, 2013 we effected a one-for-five reverse stock split of our common stock and on February 8, 2013, our common stock began trading on The NASDAQ Capital Market on a split-adjusted basis. All information included in this Quarterly Report has been adjusted to reflect the effect of the one-for-five reverse stock split.

PCCA Strategic Alliance Agreement

On February 18, 2013, we entered into a Strategic Alliance Agreement (the “Agreement”) with PCCA. Under the Agreement, PCCA has agreed that during the term of the Agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party may license or otherwise acquire the intellectual property rights of such Member/Customer, without first presenting such an opportunity to us. PCCA may, but is not required to, present such opportunities to us, use reasonable efforts to facilitate an introductory meeting with the Member/Customer, and further provide certain key technical assistance to a potential development project associated with the Member/Customer’s intellectual property rights. In the event we and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by us as a result of the acquired intellectual property rights. The Agreement has a term of one year and will automatically extend for successive one year periods unless either party gives the other written notice of non-renewal.

Buderer Asset Purchase Agreement

On June 11, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Buderer Drug Company, Inc. (“Buderer”) pursuant to an Asset Purchase Agreement (the “Buderer APA”).  In addition, we have a right of first refusal on additional Buderer intellectual property and drug development opportunities.  The Buderer APA provides that Buderer will cooperate with us in obtaining patent protection for the acquired intellectual property and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, we are obligated to make the following payments to Buderer:  (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration for the first product arising from the acquired intellectual property (if any); and (3) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.   If we do not file an IND for any product based on the acquired intellectual property within five years of the date of the Buderer APA, Buderer may terminate the Buderer APA and require us to re-assign the acquired technology to Buderer.

Novel Drug and Eye Care Northwest Asset Purchase Agreement

On August 8, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an Asset Purchase Agreement (the “Novel APA”).  As part of this acquisition we have acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications.  In addition, under the Novel APA, we have a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities.  The Novel APA provides that the Sellers will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, we are obligated to make the following payments to the Sellers:  (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after we file the first New Drug application with the FDA for the first product; and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.   If we do not file an IND for any product based on the acquired intellectual property within five years of the date of the Novel APA, the Sellers may terminate the Novel APA and we must re-assign the acquired technology to the Sellers.

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

 Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation. All share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the consolidated financial statements are based upon their fair values. We use the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

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

Intellectual Property.  The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where it has identified an alternative future use. No costs associated with acquiring intellectual property rights have been capitalized to date. Costs of maintaining intellectual property rights are expensed as incurred.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

For the Three and Six Months Ended June 30, 2013, Compared to the Three and Six Months Ended June 30, 2012

Revenues

For the three and six months ended June 30, 2013 we recognized $2,500 and $5,000 in revenues, respectively, compared to $0 and $100,000 in revenues recognized during the same periods in the prior year. The 2012 revenues were non-refundable royalty advances, unrelated to product sales, paid to us in December 2010 and April 2011 pursuant to our license agreement with JH Direct, which provided JH Direct rights to our anti-cellulite cosmetic product. This agreement was terminated in January 2012, and we do not expect any other revenues to be recognized from it. Revenues recognized in 2013 are related to a license agreement we entered into with resolutionMD, LLC granting resolutionMD, LLC rights to our Accudel delivery technology to be used for anti-cellulite formulations. We do not expect to recognize significant revenues from this license agreement during fiscal 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, filing fees, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses.

	Three months ended June 30,		$	Six months ended June 30,		$
	2013	2012	Variance	2013	2012	Variance

Selling, general and administrative	$1,556,145	$984,667	$571,478	$2,576,094	$1,293,623	$1,282,471

For the three and six months ended June 30, 2013, there was an increase of $571,478 and $1,282,471, in selling, general and administrative expenses, as compared to the same periods in the prior year. The increase in selling, general and administrative expenses is largely attributable to the increase in our operations and activity during the six months ended June 30, 2013 as compared to the same period in the prior year, and is primarily due to the hiring and compensation of additional personnel including management and appointments to the Board of Directors, investor relation activities and consultants, and additional filing fees associated with the listing of our common stock on The NASDAQ Capital Market. The increase in personnel and investor relations costs are primarily associated with an increase of $81,290 and $453,049 in stock-based compensation for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the Impracor clinical program, including costs for our contract research organization. Also included are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.

The table below provides information regarding research and development expenses.

	Three months ended June 30,		$	Six months ended June 30,		$
	2013	2012	Variance	2013	2012	Variance

Research and development	$677,347	$133,611	$543,736	$1,132,447	$276,574	$855,873

        For the three and six months ended June 30, 2013, there was an increase of $543,736 and $855,873, respectively, in research and development expense as compared to the same periods in the prior year. The increase was primarily related to the planning and development of our Impracor clinical program, and the hiring and compensation of additional personnel.

Interest Expense

Interest expense was $0 for the three and six months ended June 30, 2013, compared to $3,576 and $24,658 for the same periods in the prior year. The 10% promissory notes with principal balances of $750,000 issued under a line of credit agreement accounted for $3,576 and $12,535 of interest expense during the three and six months ended June 30, 2012, respectively. A 7.5% convertible note with a principal balance of $1,000,000, issued in April 2010 accounted for $0 and $12,123 of interest expense during the three and six months ended June 30, 2012, respectively. As described in more detail under “Loss on Extinguishment of Debt” below, the entire principal balances and all accrued and unpaid interest under these notes was converted into shares of our common stock on February 28, 2012.

Interest Income

Interest income was $12,940 and $20,008 for the three and six months ended June 30, 2013, respectively, compared to $5,584 for the three and six months ended June 30, 2012. The increase was due to a higher average cash balance during the three and six months ended June 30, 2013 as compared to the same period in the prior year.

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

On April 20, 2012, DermaStar agreed to convert the promissory notes issued under a line of credit agreement and their related accrued interest, totaling $762,534, into 190,047 shares of our common stock and a related warrant to purchase up to an additional 48,262 shares of our common stock at an exercise price of $5.925 per share. We determined this to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $189,323 for the three and six months ended June 30, 2012.

 Net Loss

Net loss attributable to common stockholders for the three and six months ended June 30, 2013 was $(2,218,052), and $(3,683,533), respectively, or $(0.25) and $(0.44), respectively, per basic and diluted share, compared to a net loss attributable to common stockholders for the three and six months ended June 30, 2012 of $(1,505,593) and $(2,884,681), respectively, or $(0.39) and $(1.17), respectively, per basic and diluted share.

Liquidity and Capital Resources

Our cash on hand at June 30, 2013 was $17,970,320 as compared to $7,717,292 at June 30, 2012. The increase in cash on hand is primarily attributable to aggregate net proceeds of approximately $11,920,000 received from the issuance of common stock and warrants in private offerings to accredited investors in April and August 2012, and approximately $9,460,000 in net proceeds attributable to the closing of the Public Offering and its over-allotment exercise, in February and March 2013, respectively. Since inception through June 30, 2013, we have incurred aggregate losses of approximately $27,800,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our lead drug candidate, Impracor. Historically, our operations have been financed through capital contributions and debt and equity financings.

Public Offering

 As further described above under the heading “Recent Developments,” on February 13, 2013 and March 14, 2013 we issued and sold in aggregate 2,116,000 shares of common stock at a per share purchase price of $5.25, for aggregate net proceeds to us of approximately $9,460,000.

The table below provides detailed information about our net cash flow for the six months ended June 30, 2013 and 2012.

Cash Flow	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(2,062,764)	$(617,405)
Net cash used in investing activities	(55,172)	(15,308)
Net cash provided by financing activities	10,052,641	8,203,845

Net Increase in Cash and Cash Equivalents	7,934,705	7,571,132
Cash and Cash Equivalents at Beginning of the Period	10,035,615	146,160
Cash and Cash Equivalents at End of the Period	$17,970,320	$7,717,292

Operating Activities

Net cash used in operating activities was $2,062,764 for the six months ended June 30, 2013, as compared to $617,405 used in operating activities during the same period for the prior year. The increase in net cash used in operating activities was mainly due to costs associated with resuming the operation of our business, including hiring additional employees, and the planning, development and preparation of our Impracor clinical program and Phase 3 trials.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $55,172 and $15,308, respectively. The increase in investing activities during the six months ended June 30, 2103 was due primarily to the purchase of a certificate of deposit required as collateral in connection with the Company’s corporate credit card agreement.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $10,052,641 and $8,203,845, respectively. The increase in cash is primarily attributable to aggregate proceeds, net of offering costs including $596,281 incurred in fiscal 2012, of approximately $10,053,000 received from the Public Offering and its over-allotment exercise, in February and March of 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investment, which is a certificate of deposit as of June 30, 2013 as held-to-maturity. This held-to-maturity investment is subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of June 30, 2013, approximately $16,600,000 of our cash and cash equivalents was maintained in money market funds. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At June 30, 2013, such uninsured deposits totaled approximately $17,700,000. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2013, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred losses in every year of our operations, including net losses of $(5,383,535) and $(953,936) for the years ended December 31, 2012 and 2011, respectively. As of June 30, 2013, our accumulated deficit was $(27,787,801). In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, as well as other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may choose to in-license rights to particular drugs or active ingredients. The license fees for such drugs or active ingredients may increase our costs.

We have not commercialized any product candidate and our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidate that receives regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products. Our ultimate success will depend on many factors, including whether Impracor receives U.S. Food and Drug Administration (“FDA”) approval. We cannot be certain that we will receive FDA approval for Impracor, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we may never be able to obtain or sustain market acceptance of Impracor or any future product candidate, or achieve profitability or positive cash flow.

We have a limited operating history and we may be unable to successfully resume our operations and implement our business plan.

On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On November 21, 2011, in connection with our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC (“DermaStar”), we requested that the Bankruptcy Court dismiss the Chapter 11 Case. On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case, and since that date we have engaged a new management team, appointed new directors to fill certain vacancies on our Board and worked towards initiating a new Phase 3 clinical trial for Impracor. We have a limited operating history since the dismissal of the Chapter 11 Case. We have had to re-assemble a management team and other employees to assist with our general operations. We currently have six employees, only one of whom was an employee of the Company prior to the filing of the Chapter 11 Case. We will need to hire additional employees in order to execute our business plan. Given our operating history, we may be unable to hire and retain qualified individuals we will need to operate our business. In addition, our management team may not be successful in executing our business plan.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We expect our total expenditures over the next 12 months to be approximately $8.5-$10 million.  However, our estimate of total expenditures could change if we encounter unanticipated difficulties with our Phase 3 clinical trials for Impracor or pursue additional product development opportunities.  We have a limited operating history since the dismissal of the Chapter 11 Case, and we may incorrectly estimate the amount of cash necessary to fund our business.  Our estimates of our operating expenses may prove to be wrong and we could spend our available financial resources much faster than we currently expect.  If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect or be forced to delay, scale back or eliminate some or all of our proposed operations.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include, among other things:

●	the time and resources required to conduct clinical trials and obtain regulatory approvals for Impracor; or any potential future drug candidate;

●	the time and resources required to research and develop potential product candidates and pursue potential acquisition and licensing opportunities;
●	the costs to rebuild our management team following the dismissal of the Chapter 11 Case, including attracting and retaining personnel with the skills required for effective operations; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

 If we do not have sufficient funds to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

We expect to need additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and, although we believe we have sufficient cash reserves to execute our business plan for at least the next twelve months, we expect to need significant additional capital to execute our business plan and fund our proposed business operations. We may seek to raise additional capital through, among other things, public and private equity offerings and debt financings. If we are unable to raise additional capital when necessary, we may be required to forego pursuing potentially valuable product development opportunities and reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan

We have raised $21.4 million in funds through equity financings since April 2012. We expect to continue to fund our operations primarily through equity and debt financings in the future, and could also pursue funding from corporate partnerships or licensing arrangements or similar financings. If additional capital is not available when necessary, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

We may be unable to demonstrate the safety and efficacy of our product candidates and obtain FDA regulatory approval to market and sell our product candidates.

The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. Our primary product candidate, Impracor, has not been approved for sale by the FDA or the regulatory authorities of any other country. In addition, we have acquired intellectual property related to a number of other potential product candidates and are currently assessing whether or not to pursue FDA approval for one or more potential product candidates. The FDA or other regulatory agencies may not approve any product candidates developed by us on a timely basis or at all. Before obtaining regulatory approvals for the sale of any of our potential product candidates, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of our potential product candidates. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals. The outcome of the final analyses of clinical trial data may vary from our initial conclusions, or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial. Moreover, even if the FDA grants regulatory approval of a product candidate, the approval may be limited to specific indications or limited with respect to its distribution, which could limit revenues.

In June 2008, we initiated a Phase 3 clinical study for Impracor.  The clinical trial was designed as a randomized, double-blind, placebo-controlled, multi-center Phase 3 study that enrolled a total of 364 patients with acute soft tissue injuries of the upper or lower extremities in 26 centers in the United States. The FDA did not accept our modified Intent-To-Treat (ITT) Analysis of the data from this clinical study, and as a result the study did not demonstrate statistical significance on the primary efficacy endpoint.   The FDA is requiring us to complete two new adequate and well controlled Phase 3 clinical trials and one safety study before we can submit a New Drug Application under Section 505(b)(2) of the Hatch-Waxman Act of 1984 for Impracor.  We expect to conduct two clinical trials for Impracor, one in the indication of sprains, strains and soft tissue injuries and one study in acute flare of osteoarthritis, as well as a routine safety study.  We had previously expected to enroll the first patient in our first proposed Impracor Phase 3 clinical trial, for acute flare of osteoarthritis, during the third quarter of 2013.  However, we have experienced unanticipated delays in initiating the Phase 3 clinical trial as a result of certain manufacturing issues.  We expect to conduct an assessment of these manufacturing issues and are currently assessing our options with respect to the Impracor clinical program.  Following this assessment and our review of the key assumptions underlying the feasibility of the Impracor program, we could determine that it is not in the best interests of the Company to continue the Impracor program.  In addition, we may be unable to initiate or complete the proposed Phase 3 clinical trials for Impracor on a timely basis or at all.    The results of our currently proposed Phase 3 clinical trials or any future clinical trials or studies may not be favorable and we may never receive regulatory approval for Impracor.  Even if we obtain favorable results in our first Phase 3 clinical trial for Impracor, we may not obtain favorable results in the second proposed Phase 3 clinical trial.  We may be unable to demonstrate statistical significance on the primary or secondary endpoints in our proposed clinical trials.  Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of Impracor or any other product candidates developed by us would adversely affect our ability to generate product revenue, as well as the price of our common stock.  If we are unable to obtain FDA regulatory approval to market and sell Impracor or any potential future product candidate, we will not have revenue from product sales and may never become profitable.

Delays in the conduct or completion of our clinical and non-clinical trials for Impracor, or any other product candidate we may pursue, or the analysis of the data from our clinical or non-clinical trials, may adversely affect our business.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of our proposed clinical trials are favorable, they may continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our proposed Phase 3 clinical trials for Impracor will be completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials related to any product development candidates we may identify will begin in a timely basis or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	obtaining clearance from the FDA or its respective international regulatory equivalent to commence a clinical trial;
●	failure of the FDA to approve the scope or design of our clinical or non-clinical trials or manufacturing plans;
●	reaching agreement on acceptable terms with clinical research organizations, or CROs, clinical investigators and trial sites;
●	obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;
●	insufficient supply or deficient quality of materials necessary for the performance of clinical or non-clinical trials;
●	identifying, recruiting and training suitable clinical investigators;
●	identifying, recruiting and enrolling subjects to participate in clinical trials;
●	retaining patients who have initiated a clinical trial but may be prone to withdraw or who are lost to further follow-up;
●	negative results of clinical or non-clinical studies; and
●	adverse side effects experienced by study participants in clinical trials relating to a specific product.

There may be circumstances other than the ones described above, including circumstances over which we may have no control, which could materially delay the successful completion of our clinical and non-clinical studies. Furthermore, we expect to rely on CROs to ensure the proper and timely conduct of our clinical trials, and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

We believe that we have planned and designed an adequate clinical trial program for our Impracor product candidate. However, the FDA could determine that it is not satisfied with our plan or the details of our clinical trial protocols and designs. Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on third parties to manufacture sufficient quantities of compounds within product specifications as required by regulatory agencies for use in our pre-clinical and clinical trials, and any delays and problems with the manufacturing of our clinical materials would harm our business.

We do not have the ability to manufacture the materials we use or may use in our pre-clinical and clinical trials. Rather, we rely on various third parties to manufacture these materials.  Our third-party manufacturers may encounter delays and problems in manufacturing our investigational drug candidates and other materials associated with our clinical trials. In August 2013, we were notified by our contract manufacturer of preliminary stability test results related to clinical materials of active and placebo bulk batches of Impracor that were to be used in planned Phase 3 clinical trials for Impracor.  The preliminary test results revealed an out of specification result for the placebo formulation and a lower than expected specification result for the active formulation.  Shortly thereafter, a retest was performed, which confirmed the out of specification results for the placebo batch and revealed continued decreasing stability results related to the active batch.  This led us to conclude that due to the decreasing stability results for the active batch, packaging of the materials would be put on hold, as further decrease in stability levels was likely and would result in the material being unusable for the upcoming planned Impracor clinical trials and cause a significant delay in the commencement of the planned clinical trials.  As a result of these manufacturing issues, we no longer expect to enroll the first patient in our Impracor Phase 3 clinical trial during the third quarter of 2013.  We are evaluating our options regarding the Impracor clinical program as a result of these manufacturing issues, which could include re-manufacturing the clinical materials at the current contract manufacturer’s facilities, resulting in a delay of the our planned clinical trials by at least one to two months, or moving the formulation and manufacturing process to another third party vendor, which could result in a delay of up to six months. We are working with our vendors to evaluate further options related to the production of clinical materials for the Phase 3 clinical trials and the continuation of the planned Impracor Phase 3 clinical program.  In order to have materials successfully manufactured for our clinical program, we must conduct an accurate assessment of the manufacturing issues giving rise to the out of specification results, obtain the materials required to manufacturer Impracor and the placebo, and either work with our current contract manufacturer or engage a new contract manufacturer to manufacture Impracor and the placebo.  If any of these third parties, or any other third parties we rely upon in connection with the manufacturing of clinical materials, do not provide materials in a timely manner, or if they otherwise breach their agreements with us, it may be difficult to replace their services quickly or at all.  There may be long lead times to obtain materials. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards.  We may not be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in our supply chain occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third parties to follow specifications or regulations, we may encounter difficulties in timely completing our clinical trials, we may be unable to obtain regulatory approvals for our investigational drug candidates in a timely manner and, ultimately, we may be unable to successfully commercialize these investigational drug candidates. If we are unable to have our clinical materials successfully manufactured by our current or any future contract manufacturer, we would be unable to initiate our clinical program.

We may be unable to successfully develop and commercialize Impracor, or develop and commercialize any other assets we have acquired or may acquire in the future.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or will acquire rights to, whether through our relationship with PCCA or with other third parties.  In May 2013, we acquired certain intellectual property from Buderer Drug Company.  In August 2013, we acquired certain intellectual property from Novel Drug Solutions and Eye Care Northwest.  We are in the process of assessing the acquired intellectual property in order to determine whether or not to pursue product development of any of these assets.  In addition, we expect to consider the acquisition of additional intellectual property in the future.  There are numerous difficulties inherent in acquiring, developing and commercializing new products and product candidates, including difficulties related to:

●	successfully identifying potential product candidates;
●	developing potential product candidates;
●	difficulties in conducting or completing clinical trials, including receiving incomplete, unconvincing or equivocal clinical trials data;
●	obtaining requisite regulatory approvals for such products in a timely manner or at all;
●	acquiring, developing, testing and manufacturing products in compliance with regulatory standards in a timely manner or at all;
●	being subject to legal actions brought by our competitors, which may delay or prevent the development and commercialization of new products;
●	delays or unanticipated costs; and
●	significant and unpredictable changes in the payer landscape, coverage and reimbursement for any products we develop.

        Other than with respect to Impracor, we have not identified any potential pharmaceutical product candidates. Once we determine which potential candidates to pursue, we will be required to satisfy a number of FDA requirements prior to commencing clinical trials. These requirements will require substantial time, effort and financial resources. We may never satisfy these requirements. In addition, prior to commencing any trials of a drug candidate, we must evaluate whether a market exists for the drug candidate. This is costly and time consuming, and any market studies we rely on may not be accurate. We may expend significant capital and other resources on a potential product candidate and find that no commercial market exists for the drug.

As a result of these and other difficulties, we may be unable to develop potential product candidates using our intellectual property, and potential products in development by us may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or our third-party partners. If we do not acquire or develop product candidates, any of our product candidates are not approved in a timely fashion or at all or, when acquired or developed and approved, cannot be successfully manufactured and commercialized, our operating results would be adversely affected. In addition, we may not recoup our investment in developing products, even if we are successful in commercializing those products. Our business expenditures may not result in the successful acquisition, development or commercialization of products that will prove to be commercially successful or result in the long-term profitability of our business.

We may not obtain rights to product candidates or receive any other benefits from our relationship with PCCA.

We expect to utilize our relationship with PCCA to identify development opportunities where we perceive an unmet need for a new drug product, and thereby facilitate our future selection, formulation and development of potential product candidates. Our relationship with PCCA, on which we intend to rely to facilitate our evaluation of the potential market for future products we may develop, is terminable by PCCA if we fail to commence efforts to research and develop future products within certain time periods. We may not be able to meet such requirements within the required time periods or at all, and our relationship with PCCA could be terminated. If we do commence clinical trials of any potential product candidates we obtain through PCCA, such product candidates may never be approved by the FDA. As a result, we may never successfully develop and obtain approval to market and sell any of our potential product candidates. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed health care and pharmaceutical companies.

We may participate in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, any of which could harm our operations and financial results. Such transactions may also entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies,

As part of an effort to enter into any significant transaction, we must conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the expected benefits of any such transaction. If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In addition, we may encounter difficulties and additional unexpected costs in combining the operations and personnel of any acquired businesses with our operations and personnel, and we may be unable to retain key employees of any acquired businesses.

If our patents are determined to be unenforceable or expire, or if we are unable to obtain new patents based on current or future patent applications, we may not be able to prevent others from using our intellectual property and this may influence our commitment to continue to fund the development of assets that have limited legal patent life.

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

We obtained a patent from the United States Patent and Trademark Office on our Accudel technology in 1998, which affords protection of Accudel through 2016 in the United States. This patent specifically identifies over 500 different drugs in over 60 therapeutic areas, including ketoprofen, the active pharmaceutical ingredient in Impracor. We may not be successful in our efforts to extend the date of our patent protection beyond 2016. Failure to maintain or extend the patent could adversely affect our business. Other than Canada, we do not have a patent for Accudel or Impracor in Europe or any other countries. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them.

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

We also may rely on unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with current employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our current employees and certain consultants. There can be no assurance, however, that these agreements will not be breached, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors. In addition, there can be no assurance that inventions relevant to us will not be developed by a person not bound by an invention assignment agreement with us.

We may not be successful in obtaining additional patents based on our intellectual property strategy.

We have undertaken an effort to examine our intellectual property assets and have or may file additional patent applications in the US and other jurisdictions, with the goal of attaining additional protections for our potential product candidates and any related future products. The applications we have filed or we expect to file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain additional patents may limit our protection against generic drug manufacturers and other parties who may seek to copy or otherwise produce products substantially similar to ours using technologies that may be substantially similar to those we own.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our potential investigational drug candidates throughout the world is extremely expensive. While we have filed patent applications in many countries outside the U.S., and have obtained some patent coverage for Accudel and Impracor in Canada, we do not currently have widespread patent protection for Impracor outside the U.S. and have no protection in any foreign jurisdiction other than Canada. Competitors may use our technologies to develop their own drugs in jurisdictions where we have not obtained patent protection. These drugs may compete with our approved drugs or future investigational drug candidates and may not be covered by any of our patent claims or other intellectual property rights.

Even if international patent applications for future product candidates or Impracor are ultimately issued or received approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. Attempting to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Even if we obtain regulatory approval to market and sell our potential product candidates, we may not be successful in marketing and selling our products and we may not recoup the costs associated with our development programs.

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

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We have engaged, and expect to continue to engage consultants, advisors, contract research organizations (CROs) and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our product candidates. As a result, many important aspects of our product candidates’ development are outside our direct control. Such third parties may not perform all of their obligations under arrangements with us or may not perform those obligations satisfactorily.

The CROs with whom we contract and expect to contract for execution of our clinical studies will play a significant role in the conduct of our anticipated clinical studies or assist with our analysis of completed studies and to develop corresponding regulatory strategies. Individuals working at such CROs, as well as investigators at the sites at which our studies are conducted, are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If these CROs fail to devote sufficient time and resources to our studies, or if their performance is substandard, it would delay the approval of our applications to regulatory agencies and the introduction of our products. Failure of these CROs to meet their obligations could adversely affect development of our product candidates and as a result could have a material adverse effect on our business, financial condition and results of operations. Moreover, these CROs may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position.

In the event that we successfully develop our product candidates into commercial products, we will be dependent on outside manufacturers and  will have limited control of the manufacturing process, access to raw materials, timing for delivery of finished products and costs. One manufacturer may constitute the sole source of one or more of our products.

In the event that we successfully develop our product candidates into commercial products, we expect that third party manufacturers will manufacture all of our products. Currently, certain of our contract manufacturers constitute the sole source of one or more of our products in connection with our clinical program for Impracor.  We have experienced unanticipated delays in initiating our Phase 3 clinical trial for Impracor as a result of certain manufacturing issues.  If we were to obtain FDA approval to market Impracor, we could continue to experience similar manufacturing delays and issues in connection with the manufacture of Impracor for commercial purposes.  If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver any of our products or any of the components of our products, we may need to engage additional manufacturing partners. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may disrupt or delay our ability to supply our products and reduce our revenues.

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

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We terminated all of our employees following our filing of a Chapter 11. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have employment agreements with certain key employees, we may not succeed in retaining personnel or their services under existing agreements or otherwise. There is intense competition for qualified personnel in the pharmaceutical industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

We depend upon consultants and outside contractors extensively in important roles within our company.

We outsource many key functions of our business and therefore rely on a substantial number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our current and future investigational drug candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on commercially reasonable terms, or at all.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

As previously disclosed on a Form 8-K dated April 27, 2012, effective April 1, 2012, we entered into an advisory agreement with director Dr. Robert Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer has provided certain services to the Company in addition to his services as a director. As required under the terms of the Advisory Agreement, on June 28, 2013, we issued 33,333 shares to Dr. Kammer in consideration for services performed during the period from April 2012 to June 2013.

As previously disclosed on a Form 8-K dated July 24, 2012, on July 18, 2012 our Board of Directors granted to Mr. Mark L. Baum, our the Chief Executive Officer, 160,000 restricted stock units “(RSUs”) outside of the Company’s 2007 Incentive Stock and Awards Plan pursuant to a Stand-alone Restricted Stock Unit Agreement. The RSUs are subject to certain performance-based vesting criteria, such that 40,000 RSUs vested upon successful completion of our February 2013 public offering. On June 28, 2013, we issued 40,000 shares of common stock to Mr. Baum in connection with the vesting of the 40,000 RSUs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Asset Purchase Agreement

On August 8, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an Asset Purchase Agreement (the “Novel APA”).  As part of this acquisition we have acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications.  In addition, under the Novel APA, we have a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities.  The Novel APA provides that the Sellers will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, we are obligated to make the following payments to the Sellers:  (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after we file the first New Drug application with the FDA for the first product; and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.   If we do not file an IND for any product based on the acquired intellectual property within five years of the date of the Novel APA, the Sellers may terminate the Novel APA and we must re-assign the acquired technology to the Sellers.

Annual Meeting of Stockholders

On August 13, 2013, we held our 2013 Annual Meeting of Stockholders (the “Annual Meeting”) at the offices of Morrison & Foerster LLP, 12531 High Bluff Drive, Suite 100, San Diego, CA 92130.  The final voting results on the matters presented at the Annual Meeting were as follows:

Proposal 1:  To elect six (6) directors to hold office for a one-year term or until their successors are duly elected and qualified.

Directors	For	Withheld	Broker Non-Votes
Jeffrey J. Abrams	4,855,240	443,487	-
Stephen Austin	4,859,597	439,130	-
August Bassani	4,875,967	422,760	-
Mark L. Baum	4,865,886	432,841	-
Robert J. Kammer	4,818,706	480,021	-
Paul Finnegan	4,697,546	602,181	-

Proposal 2:  To ratify the selection of KMJ Corbin and Company, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013.

For	Against	Abstain
4,976,497	40,902	281,328

Proposal 3: To approve, on an advisory basis, the compensation of the Company’s named executive officers.

For	Against	Abstain	Broker Non-Vote
4,658,538	554,750	85,439	-

Proposal 4:  To vote, on an advisory basis, on the frequency of holding an advisory vote on the compensation of the Company’s named executive officers:

1 Year	2 Years	3 Years	Abstain
2,261,759	2,555	2,950,169	84,244

In consideration of the results of the stockholder vote on Proposal 4 set forth above, the Board of Directors of the Company has determined to hold a stockholder advisory vote on the compensation of the Company’s executive officers once every three years.

ITEM 6. EXHIBIT

Exhibit Number	Description

10.1
Amended and Restated Employment Agreement, dated May 2, 2013, by and between the Company and Mark L. Baum (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013).

10.2
Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013)

10.3
Form of Restricted Stock Unit Agreement under the Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013)

10.4*	Performance Stock Unit Agreement, dated May 2, 2013, by and between the Company and Mark L. Baum

10.5*
Asset Purchase Agreement, dated June 11, 2013, by and between the Company and Buderer Drug Company, Inc. (Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing that is incorporated by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.)

31.1*
Certification of Mark L. Baum, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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

Imprimis Pharmaceuticals, Inc.

Dated: August 14, 2013	By:	/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll Vice President, Accounting and Public Reporting (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Employment Agreement, dated May 2, 2013, by and between the Company and Mark L. Baum (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013).

10.2
Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013)

10.3
Form of Restricted Stock Unit Agreement under the Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013)

10.4*	Performance Stock Unit Agreement, dated May 2, 2013, by and between the Company and Mark L. Baum

10.5*
Asset Purchase Agreement, dated June 11, 2013, by and between the Company and Buderer Drug Company, Inc. (Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing that is incorporated by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.)

31.1*
Certification of Mark L. Baum, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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