Form 10-Q
period 2013-09-30
Imprimis Pharmaceuticals, Inc.
filed 2013-11-06
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of November 5, 2013, 8,970,364 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$16,827,617	$10,035,615
Restricted short-term investment	50,066	-
Prepaid expenses and other current assets	506,062	61,552
Deferred offering costs	-	596,281
Total current assets	17,383,745	10,693,448
Furniture and equipment, net	19,547	12,548
TOTAL ASSETS	$17,403,292	$10,705,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$725,503	$635,384
Accrued Phase 3 expenses	55,784	55,784
Accrued payroll and related liabilities	274,758	18,391
Deferred revenue	2,500	-
Total current liabilities	1,058,545	709,559
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 395,000,000 shares authorized, 8,970,364 and 6,772,066 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8,970	6,772
Additional paid-in capital	46,201,042	34,093,933
Deficit accumulated during the development stage	(29,865,265)	(24,104,268)
TOTAL STOCKHOLDERS’ EQUITY	16,344,747	9,996,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,403,292	$10,705,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended	For the Period From July 24, 1998 (Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenues:
License revenues	$2,500	$-	$7,500	$100,000	$107,500
Operating Expenses:
Selling, general and administrative	1,622,924	946,381	4,199,018	2,240,004	16,752,719
Research and development	469,480	303,666	1,601,927	580,240	10,720,688
Loss from operations	(2,089,904)	(1,250,047)	(5,793,445)	(2,720,244)	(27,365,907)
Other income (expense):
Interest expense	-	-	-	(24,658)	(1,730,892)
Interest income	12,440	4,221	32,448	9,805	175,439
Loss on extinguishment of debt	-	-	-	(1,195,410)	(1,195,410)
Gain on settlement	-	-	-	-	375,000
Gain on forgiveness of liabilities	-	-	-	-	176,505
Total other income (expense), net	12,440	4,221	32,448	(1,210,263)	(2,199,358)
Net loss	(2,077,464)	(1,245,826)	(5,760,997)	(3,930,507)	(29,565,265)
Deemed dividend to preferred stockholders	-	-	-	(200,000)	(300,000)
Net loss attributable to common stockholders	$(2,077,464)	$(1,245,826)	$(5,760,997)	$(4,130,507)	$(29,865,265)
Net loss attributable to common stockholders per share of common stock, basic and diluted:	$(0.23)	$(0.20)	$(0.67)	$(1.11)
Weighted average number of shares of common stock outstanding, basic and diluted	8,961,678	6,219,821	8,551,159	3,728,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended	For The Nine Months Ended	For the Period From July 24, 1998 (Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,760,997)	(3,930,507)	$(29,565,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(176,505)
Amortization of prepaid consulting fees	133,244	-	940,852
Depreciation	3,481	2,090	9,579
Loss on extinguishment of debt	-	1,195,410	1,195,410
Non-cash interest on notes payable	-	24,658	1,730,892
Stock-based compensation	2,193,717	1,502,080	6,479,145
Payments made on behalf of Company by related party	-	-	254,142
Changes in assets and liabilities:
Prepaid expenses and other current assets	(258,034)	(61,344)	(459,586)
Accounts payable and accrued expenses	229,563	61,371	769,524
Accrued Phase 3 expenses	-	-	111,871
Accrued payroll and related liabilities	256,367	19,115	361,349
Deferred revenue	2,500	(100,000)	2,500
NET CASH USED IN OPERATING ACTIVITIES	(3,200,159)	(1,287,127)	(15,871,092)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investment	(50,000)	-	(50,000)
Purchases of furniture and equipment	(10,480)	(15,308)	(29,126)
NET CASH USED IN INVESTING ACTIVITIES	(60,480)	(15,308)	(79,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Cancelled common stock	(191)	-	(191)
Proceeds from issuance of notes payable to a related party	-	450,000	976,300
Proceeds received in connection with debt modification	-	50,000	50,000
Proceeds from issuance of preferred stock	-	-	100,000
Proceeds from notes payable	-	-	2,500,000
Preferred stock deemed dividend paid at conversion	-	(200,000)	(200,000)
Cash advances from related party	-	-	27,537
Repayment of advances from related party	-	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	-	-	100,250
Proceeds from issuance of common stock and warrants for cash, net of offering costs	10,052,832	11,847,146	29,336,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,052,641	12,147,146	32,777,835
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,792,002	10,844,711	16,827,617
CASH AND CASH EQUIVALENTS, beginning of period	10,035,615	146,160	-
CASH AND CASH EQUIVALENTS, end of period	$16,827,617	10,990,871	$16,827,617
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,600	$1,600	$13,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$319,786	$-	$751,793
Deferred offering costs in connection with equity offering recorded in accounts payable	$-	$314,961	$-
Conversion of related party accounts payable into common stock	$-	$56,087	$56,087
Conversion of notes payable and accrued interest into common stock	$-	$1,905,137	$3,435,314
Forgiveness of notes payable and accrued interest to shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$-	$100,000
Related party acquisition of Phase 3 liabilities	-	-	$56,087
Conversion of preferred stock into common stock	$-	$1,500	$1,500
Reclassification of deferred offering costs in connection with equity offering	$596,281	$-	$596,281
Issuance of common stock for consulting services included in accounts payable and accrued expenses	$139,444	$-	$139,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2013 and 2012 and the period from July 24, 1998 (Inception) through
September 30, 2013

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Background

Imprimis Pharmaceuticals, Inc. (“Imprimis”, the “Company”, “we”, “us”, or “our”) is a pharmaceutical company focused on commercializing novel drug formulations invented by physicians and pharmacists through their clinical experience with patients, as well as proprietary vehicles to deliver drugs.  The Company expects to develop and commercialize its proprietary drug formulations in specific therapeutic areas of interest primarily through licensing arrangements with select compounding pharmacies, physicians and other healthcare organizations.  In addition, the Company may choose to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which generally allows a sponsor of a new drug to rely on the FDA’s earlier findings of safety and/or effectiveness, in connection with certain drug development opportunities.

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

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Effective on September 17, 2007, and for all reporting periods thereafter, Imprimis’ operating activities, including any prior comparative period, include only those of Transdel Holdings. All references to share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to reflect the aforementioned share exchange. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has incurred recurring operating losses, has had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company has a deficit accumulated during the development stage of approximately $29.9 million at September 30, 2013, and anticipates incurring further losses through the remainder of the fiscal year 2013 and beyond. The Company has not yet generated significant sales revenue and has funded its operating losses to date through debt and equity offerings and borrowings under its line of credit. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, and other overhead expenses, clinical trials, contract services and outsourced contracts.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use. No costs associated with acquiring intellectual property rights have been capitalized to date. Costs of maintaining intellectual property rights are expensed as incurred.

Revenue Recognition and Deferred Revenue

The Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company believes it will not generate significant revenues until the Company is able to commercialize one or more of its product candidates. Also, effective sales and marketing support must be in place for either the drug preparations or any other products the Company may develop in order to generate any revenues. The Company estimates that it will not generate significant revenues at this time from sales of its products during the 2013 fiscal year.

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

During the three and nine months ended September 30, 2013, the Company recorded $2,500 and $7,500, respectively, in revenues, for non-refundable royalty advances. In January 2013, the Company entered into a license agreement with resolution MD, LLC granting resolution MD, LLC rights to its Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company will receive $10,000 as a guaranteed minimum royalty amount for fiscal 2013 and, if applicable, additional royalty payments based on a percent (generally, 5%-7%) of net sales of any products covered under the license agreement. The license agreement with resolution MD, LLC, unless terminated earlier, has a term of ten years following the first commercial sale of a product that is covered under the license agreement. The Company does not anticipate that the license agreement with resolution MD, LLC will generate significant revenues for the 2013 fiscal year.

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of September 30, 2013, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended September 30, 2013 and 2012. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the federal and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At September 30, 2013, the Company had approximately $16.6 million in cash deposits in excess of FDIC limits.

Deferred Offering Costs

On July 25, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (as amended, the “Registration Statement”) in connection with an underwritten public offering of its common stock (the “Public Offering”). At December 31, 2012, the Company had deferred offering costs of $596,281 for legal, accounting and other expenses directly related to the Public Offering. The Public Offering closed on February 13, 2013 (see Note 4), and these deferred offering costs and any other costs directly associated with the Public Offering subsequent to December 31, 2012 were netted against the cash proceeds to the Company arising from the Public Offering. As a result, there were no deferred offering costs at September 30, 2013.

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

At September 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities which are measured on a recurring basis. At September 30, 2013 and December 31, 2012, the Company’s financial instruments include cash and cash equivalents, a restricted short-term investment, accounts payable and accrued expenses, accrued Phase 3 expenses and accrued payroll and related liabilities. The carrying amount of these financial instruments, except for the restricted short-term investment, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investment is carried at amortized cost which approximates fair value.

Stock-Based Compensation

All stock-based payments to employees, including grants of stock options to employees, directors and consultants, warrants and restricted stock grants, are recognized in the condensed consolidated financial statements based upon their fair values.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid stock-based consulting expenses in its condensed consolidated balance sheets (see Note 3.).

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For The Three	For The Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Employees - selling, general and administrative	$525,734	$180,630	$990,632	$298,854
Employees - research and development	32,189	61,299	143,939	143,711
Directors - selling, general and administrative	84,031	331,264	332,281	898,679
Consultants - selling, general and administrative	160,088	80,849	665,615	160,836
Consultants - research and development	76,535	-	194,494	-
Total	$878,577	$654,042	$2,326,961	$1,502,080

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, preferred stock, stock options, unvested restricted stock units (“RSUs”) and warrants were 3,451,964 and 1,669,078 at September 30, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2013 and 2012:

	For The Three	For The Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net loss	$(2,077,464)	$(1,245,826)	$(5,760,997)	$(3,930,507)
Deemed dividend to preferred stockholders	-	-	-	(200,000)
Numerator – net loss attributable to common stockholders	$(2,077,464)	$(1,245,826)	$(5,760,997)	$(4,130,507)
Denominator – weighted average number of shares outstanding, basic and diluted	8,961,678	6,219,821	8,551,159	3,728,513
Net loss per share, basic and diluted	$(0.23)	$(0.20)	$(0.67)	$(1.11)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, valuation of deferred taxes and stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the 2013 condensed consolidated financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Issued Accounting Pronouncements

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

Proposed Amendments to Current Accounting Standards. The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in the first quarter of calendar 2014. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In May 2013, the FASB re-exposed this draft and the comment period was closed in September 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s condensed consolidated financial statements at this time.

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

NOTE 2. RESTRICTED SHORT-TERM INVESTMENT

The restricted short-term investment at September 30, 2013 consists of a certificate of deposit, which is classified as held-to-maturity. At September 30, 2013, the fair value of this investment approximated its amortized cost.

At September 30, 2013, the certificate of deposit of $50,066 was classified as a current asset. The certificate of deposit is required as collateral under the Company’s corporate credit card agreement and automatically renews every twelve months.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (see Note 1. regarding policy for prepaid stock-based consulting expenses):

	September 30, 2013	December 31, 2012
Prepaid stock-based consulting expenses	$186,542	$-
Prepaid Phase 3 expenses (1)	195,064	-
Prepaid insurance	63,180	30,058
Other prepaid expenses and deposits	61,276	31,494
Total prepaid expenses	$506,062	$61,552

(1) Subsequent to the period ended September 30, 2013, the Company discontinued its Phase 3 clinical trial for Impracor (see Note 7). Due to certain contractual guarantees related to these prepaid expenses, the Company expects to be reimbursed for these prepayments.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$697,905	$286,686
Accrued offering costs	-	185,337
Deferred rent	-	2,477
Other accrued expenses	27,598	21,440
Stock-based compensation accrual	-	139,444
Total accounts payable and accrued expenses	$725,503	$635,384

There were 20,000 shares of the Company’s restricted common stock underlying the stock-based compensation accrual at December 31, 2012. The stock-based compensation related to restricted common stock issuances and accruals was $(48,786) and $143,553 during the three and nine months ended September 30, 2013, respectively. During the three months ended September 30, 2013, the Company reversed $88,450 in expenses related to stock-based compensation accruals connected to the termination of a consulting agreement.

NOTE 5. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In connection with the Public Offering, after the effectiveness of the Registration Statement on February 7, 2013, the Company effected a one-for-five reverse stock split of its common stock and on February 8, 2013, the Company’s common stock began trading on The NASDAQ Capital Market on a split-adjusted basis. All information included in this Quarterly Report has been adjusted to reflect the effect of the one-for-five reverse stock split.

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

On February 13, 2013, the Company closed the underwritten Public Offering of 1,840,000 shares of its common stock at a per share price to the public of $5.25, and received net proceeds of $8,140,435 after deducting underwriter fees and commissions and other offering expenses. The underwriters also exercised their option to purchase an additional 276,000 shares of common stock from the Company at $5.25 per share to cover over-allotments on March 14, 2013. Net cash proceeds from the exercise of the over-allotment option were $1,316,116. On February 7, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with MDB Capital Group, LLC. As contemplated by the Underwriting Agreement, at the closing of the Public Offering and the over-allotment exercise, the underwriters received warrants (the “Underwriter Warrants”) to purchase an aggregate of 179,860 shares, or 8.5% of the number of shares sold in the offering (including 8.5% of shares sold pursuant to their over-allotment option). The Underwriter Warrants are exercisable at $5.25 per share (100% of the price of the common stock sold in the offering), commencing on the effective date of the offering and expiring five years from the effective date of the offering.

During June 2013, the Company issued 40,000 shares of common stock to Mark Baum, the Company’s CEO and a director, related to vesting of RSUs.

During the nine months ended September 30, 2013, the Company issued 40,000 restricted shares of common stock to Dr. Robert Kammer, a director, valued at $282,997, in consideration for consulting services provided during the year ended December 31, 2012 and through September 30, 2013.

During September 2013, the Company issued 2,114 restricted shares of common stock to a consultant, valued at $10,750, in consideration for consulting services provided during the nine months ended September 30, 2013. The fair value of the shares of common stock issued was recorded as stock-based compensation during the nine months ended September 30, 2013.

Preferred Stock

At September 30, 2013, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012 , May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of September 30, 2013, the Plan provides for the issuance of a maximum of an aggregate of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

A summary of the Plan activity with respect to options to purchase common stock for the nine months ended September 30, 2013 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2013	905,806	$5.26
Options granted	569,653	6.93
Options exercised	(1,030)	4.00
Options cancelled/forfeit	(220,975)	8.72
Options outstanding - September 30, 2013	1,253,454	$5.41	5.77	$651,435
Options exercisable	817,906	$4.39	4.43	$613,752
Options vested and expected to vest	1,209,899	$5.34	5.68	$647,667

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2013, based on the closing price of the Company’s common stock of $4.50 on that date.

In April 2013, the Company granted options to employees of the Company to acquire an aggregate of 120,000 shares of the Company’s common stock under the Plan, each with an exercise price of $6.00, the current market price of the Company’s common stock on the grant date. The options each have 10-year terms and vest quarterly over three years.

In April 2013, the Company granted options to an employee of the Company to acquire 51,675 shares of the Company’s common stock under the Plan. The options have an exercise price of $9.00, the current market price of the Company’s common stock on the grant date, a 10-year term and vest over a three year period, such that 33% of the options vest on the first anniversary of the grant date and the remaining 67% of the options vest quarterly in equal installments thereafter over two years.

In May 2013, the Company granted options to Mark Baum, its CEO, to acquire 180,000 shares of the Company’s common stock under the Plan, in accordance with the terms of the Company’s amended and restated employment agreement with Mr. Baum. The options have an exercise price of $8.99, the current market price of the Company’s common stock on the grant date, a 10-year term and vest quarterly over three years.

In July 2013, the Company granted options to an employee of the Company to acquire 25,000 shares of the Company’s common stock under the Plan. The options have an exercise price of $7.02, the current market price of the Company’s common stock on the grant date, a 10-year term and vest over a 30 month period, such that 6,250 shares vest on the first anniversary of the grant date and the remaining 75% of the options vest in three equal semi-annual installments thereafter.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

Nine months ended September 30, 2013
Weighted-average fair value of options granted	$6.82
Expected terms (in years)	5.8
Expected volatility	104%-123%
Risk-free interest rate	0.86%-1.69%
Dividend yield	-

Effective April 1, 2012, the Company entered into an advisory agreement with director Dr. Robert J. Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer provided certain services to the Company in addition to his services as a director, including, but not limited to, providing management and advice regarding the operations of the Company’s clinical trials and assistance in the identification of new drug delivery technologies. As part of Dr. Kammer’s compensation under the Advisory Agreement, the Company granted to Dr. Kammer on April 1, 2012 an option to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.50 per share under the Plan. The option terminates on March 31, 2017 and vests over a two year period, with 15,000 options vesting immediately upon issuance and an additional 1,875 options vesting monthly for the next twenty four months thereafter. In accordance with accounting guidance for stock-based compensation to consultants, the unvested portion of the option was remeasured on an interim basis until the termination of the Advisory Agreement. On September 30, 2013, the Advisory Agreement was terminated, and the remaining unvested options (totaling 13,125) were cancelled.

On January 13, 2013, the Company entered into a statement of work agreement with a clinical development consultant (the “SOW Agreement”). In partial consideration for the services provided under the SOW Agreement, the Company issued an option to purchase up to 11,428 shares of the Company’s common stock at an exercise price of $8.75 per share. The option will terminate on January 13, 2017 and vests over an eighteen month period, with approximately 635 options vesting monthly for eighteen months beginning in February 2013. The remeasured fair value of the unvested portion of the stock option as of September 30, 2013, based on the Black-Scholes-Merton option pricing model, was $10,974.

In May 2013, the Company granted an option to purchase 25,000 shares of the Company’s common stock to a consultant with an exercise price of $8.90 which was equal to the current market price of the Company’s common stock on the grant date. The options have a 3-year term and vested in full in August 2013, following completion of certain services.

In May 2013, Dr. Balbir Brar resigned as President, but concurrent with his resignation entered into a senior advisory consultant agreement and modification to his option agreement that allowed for his options related to his service to the Company as President to continue vesting as long as he continued service to the Company as a consultant. The unvested portion of the options prior to his resignation (totaling 131,250) were treated as cancelled as of the date of the modification and subsequently re-issued. On September 26, 2013, the Company and Dr. Brar mutually agreed to terminate his consulting agreement, and upon termination, the Company accelerated vesting of 50,000 options and cancelled the remaining 50,000 unvested options.

In July 2013, the Company granted an option to purchase 10,000 shares of the Company’s common stock to a consultant in consideration for the performance of certain services. The options have an exercise price of $7.69 per share, equal to the closing price of the Company’s common stock on the grant date. The options have a four year term and vest in full in July 2014. As of September 30, 2013, the remeasured fair value of the stock option, based on the Black-Scholes-Merton option pricing model, was $21,366. The amount of unamortized stock-based compensation that has not been expensed related to the unvested option grant is $17,109.

In July 2013, the Company granted an option to purchase 5,000 shares of the Company’s common stock to a consultant in consideration for the performance of certain services. The options have an exercise price of $8.06 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options have a three year term and vested in equal monthly installments over the next three months.

In September 2013, the Company granted an option to purchase 10,300 shares of the Company’s common stock to a consultant in consideration for the performance of certain services. The options have an exercise price of $4.50 per share, which was equal to the closing price of the Company’s common stock on the grant date, a five year term and vest over one year on a quarterly basis. As of September 30, 2013, the remeasured fair value of the stock option, based on the Black-Scholes-Merton option pricing model, and the unamortized stock-based compensation that has not been expensed related to the grant is $34,882.

As of September 30, 2013, there was approximately $1,742,000 of total unrecognized compensation expense related to unvested stock options under the Plan. That is expected to be recognized over the weighted-average remaining vesting period of 2.09 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Prior to April 1, 2013, expected volatilities were based on historical volatility of the Company’s common stock and other factors. Following April 1, 2013, the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief the it has significantly changed its business operations and focus, and as a result, it currently has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

Nine months ended September 30, 2013
Weighted-average fair value of options granted	$5.13
Expected terms (in years)	2.33-5
Expected volatility	80% - 372%
Risk-free interest rate	0.30%-1.39%
Dividend yield	-

 The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40-3.20	250,000	5.82	$2.80	250,000	$2.80
$3.60 - $4.50	565,568	3.50	$4.10	495,362	$4.12
$6.00 - $9.00	423,103	8.78	$8.01	59,662	$8.37
$10.75	7,603	4.21	$10.75	5,702	$10.75
$28.00 - $80.00	7,180	6.32	$40.18	7,180	$40.18
	1,253,454	5.77	$5.41	817,906	$4.39

The stock-based compensation for all stock options was $577,553 and $1,378,949 during the three and nine months ended September 30, 2013, respectively.

Restricted Stock Units

Restricted stock unit, or RSU, awards are granted subject to certain vesting requirements and other restrictions, including performance and market based vesting criteria. The grant-date fair value of the RSUs, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period. Unvested portions of RSUs issued to consultants are remeasured on an interim basis until vesting criteria is met. On May 2, 2013, the Board of Directors of the Company amended and restated the Plan to provide for the issuance of RSUs under the Plan.

On May 2, 2013, the Company entered into an amended and restated employment agreement with its CEO, Mark Baum. Among other things, the amended and restated employment agreement provides for the issuance of 1,250,000 RSUs to Mr. Baum, pursuant to the Plan. Of these RSUs, 200,000 vest on the third anniversary of the RSU grant based on continued service to the Company and the remaining 1,050,000 RSUs will vest based on the satisfaction of certain market-based and continued service conditions (the “Baum Performance Equity Award”). The Baum Performance Equity Award vests three years from the date of grant contingent upon the satisfaction of certain market-based vesting criteria during the three year period. The market-based vesting criteria are separated into five equal tranches and require that the Company achieve and maintain certain stock price targets ranging from $10 per share to $30 per share during the three year period following the grant date. With certain limited exceptions, Mr. Baum must be employed with the Company on the third anniversary of the grant date in order for the Baum Performance Equity Award to vest. These market-based vesting conditions are further described below:

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

Under the terms of the employment agreement with Mr. Baum, the earning and issuance of any shares under the Baum Performance Equity Award that would exceed the number of shares available for grant and/or the applicable annual per person grant limit for performance-based restricted stock units under the Plan are subject to approval by the Board of Directors and the Company’s stockholders of an increase in the number of shares available for grant and the applicable annual per person grant limit for performance-based restricted stock units under the Plan. At the time of grant in May 2013, the per person grant limit under the Plan for grants of performance-based restricted stock units was 600,000 shares. The Board approved an amendment to the Plan to increase to the number of shares available for grant from 2,400,000 to 5,000,000 shares and the applicable annual per person grant limit from 600,000 to 1,250,000 shares on May 2, 2013. The amendment to the Plan was required to be approved by the Company’s stockholders. On September 27, 2013, a majority of the Company’s stockholders approved the Plan amendment and the remaining 450,000 RSUs were granted on that date pursuant to the Baum Performance Equity Award.

Concurrent with the issuance of the 450,000 RSUs, Mr. Baum agreed to cancel 120,000 unvested RSUs previously granted to Mr. Baum in July 2012. As a result, the Company has treated the issuance as a modification of the RSU grant made to Mr. Baum in July 2012. The total compensation cost to be recognized by the Company is equal to the original grant date fair value of the canceled RSUs plus any incremental cost calculated as the excess of the fair value of the 450,000 RSUs over the fair value of the canceled 120,000 RSUs on the modification date, which is September 27, 2013. The initial fair value of the 450,000 RSUs pursuant to the Baum Performance Equity Award granted to Mr. Baum was $189,000, no incremental cost was associated with the exchange of RSUs, and as of September 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to these unvested RSUs grants is $173,167. The 450,000 RSUs pursuant to the Baum Performance Equity Award were valued using a Monte Carlo Simulation with a three year life, 75% volatility and a risk free interest rate of 0.64%.

The initial fair value of the 200,000 RSUs and 600,000 RSUs pursuant to the Baum Performance Equity Award granted to Mr. Baum was $3,515,090 and as of September 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested RSUs grants is $3,051,855. The 600,000 RSUs pursuant to the Baum Performance Equity Award were valued using a Monte Carlo Simulation with a three year life, 75% volatility and a risk free interest rate of 0.30%.

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

The initial value of the 100,000 RSUs with market-based vesting conditions granted to the consultant was $288,000, and as of September 30, 2013 the remeasured fair value of those RSUs was $27,000. The amount of unamortized stock-based compensation that has not been expensed related to the unvested RSU grant is $22,500. The 100,000 RSUs are valued using a Monte Carlo Simulation with a 2 year life (based on the grant date), 75%-80% volatility and risk free interest rates of 0.26%-0.36%.

In June 2013, the Board of Directors approved a one-time grant of 6,865 RSUs (or an aggregate of 34,325 RSUs) to non-employee directors with an aggregate fair value of $271,854. The RSUs vest in full 13 months from the date of grant subject to the director being in continuous service with the Company and have certain deferral features intended to be compliant with Internal Revenue Code Section 409A. Once vesting conditions have been achieved, receipt of the shares underlying the RSUs will be deferred until the directors resign. On September 30, 2013, a director resigned and forfeited all 6,865 unvested RSUs held by him.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2013 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding - January 1, 2013	200,000	$3.25
RSUs granted	1,384,325	$3.23
RSUs vested	(40,000)	$3.25
RSUs cancelled/forfeit	(166,865)	$3.44
Balance at September 30, 2013	1,377,460	$3.20

On July 18, 2012, a consultant was issued 40,000 RSUs valued at $130,000, and on September 30, 2013, these RSUs were cancelled.

As of September 30, 2013, the total unrecognized compensation expense related to unvested RSUs was approximately $3,380,000 (including recognized and unrecognized expenses of the remeasured fair value of consultant RSUs) which are expected to be recognized over a weighted-average period of 2.49 years, based on estimated vesting schedules. The stock-based compensation for RSU’s was $187,807 and $484,826 during the three and nine months ended September 30, 2013, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and to non-employees for services rendered or to be rendered in the future.

In February 2013, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to a consultant with an exercise price of $5.25 per share. The warrants expire three years following the issuance date, and vest as follows: 10,000 shares vested immediately upon execution of the consulting agreement, and the remaining shares will vest in 4,000 share installments on each of the five monthly periods following the date of the consulting agreement provided the consultant continues to provide services to the Company as of the applicable vesting date.

In July 2013, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock to a consultant with an exercise price of $8.50 per share, in consideration for services to be provided over a six month term. The warrants expire five years following the issuance date, vest immediately, are non-forfeitable, and become exercisable in January 2014. The Company recorded an initial stock-based prepaid consulting expense for the fair value of the warrants totaling $319,786, which is being amortized over the length of the consulting service term.

A summary of the activity of the warrants for the nine months ended September 30, 2013 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2013	556,872		$7.66
Granted	269,860		$5.97
Exercised	-	$
Expired	(5,682)		$176.00
Warrants outstanding - September 30, 2013	821,050		$5.94
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2013	2.45

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing the warrants issued:

2013
Weighted-average fair value of warrants granted	$5.12
Expected terms (in years)	2.6-5
Expected volatility	85%-346%
Risk-free interest rate	0.32%-1.31%
Dividend yield	-

A list of the warrants outstanding as of September 30, 2013 is included in the table below:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
DermaStar	4/25/2012	48,262	$5.93	48,262	4/25/2015
April PPM	4/25/2012	502,928	$5.93	502,928	4/25/2015
Underwriter Warrants	2/7/2013	179,860	$5.25	179,860	2/7/2018
IR Consultant	2/28/2013	30,000	$5.25	30,000	2/28/2016
IR Consultant	7/19/2013	60,000	$8.50	-	7/19/2018
		821,050	$5.94	761,050

The stock-based compensation for warrants was $151,253 and $308,883 during the three and nine months ended September 30, 2013, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments

In April 2013, the Company entered into a lease agreement for 3,874 square feet of office space from May 1, 2013 to September 30, 2016, effective May 1, 2013. Monthly rent began on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. The total lease obligation is approximately $387,900. For the remaining fiscal year 2013, the Company’s lease commitment is approximately $31,200.

The Company previously leased an office facility under a noncancelable operating lease, which had an expiry date of February 28, 2014, with $3,715 due monthly until expiration. In August 2013, the Company made a one-time payment of $7,000 as consideration to terminate this lease prior to its expiration date and as a result no future amounts are due under this lease.

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

Buderer Asset Purchase Agreement

On June 11, 2013, the Company acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Buderer Drug Company, Inc. (“Buderer”) pursuant to an Asset Purchase Agreement (the “Buderer APA”). In addition, the Company has a right of first refusal on additional Buderer intellectual property and drug development opportunities. The Buderer APA provides that Buderer will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make the following payments to Buderer: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after the Company files the first Investigational New Drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); and (3) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product.

Novel Drug and Eye Care Northwest Asset Purchase Agreement

On August 8, 2013, the Company acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an Asset Purchase Agreement (the “ECN APA”). As part of this acquisition the Company has acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications. In addition, under the ECN APA, the Company has a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities. The ECN APA provides that the Sellers will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, the Company is obligated to make the following payments to the Sellers: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after we file the first New Drug application with the FDA for the first product; and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2013 through the filing date of this Quarterly Report. Based on our evaluation, nothing other than the events described below need to be disclosed.

Effective October 1, 2013, Paul Finnegan resigned from the Board of Directors of the Company. All 6,865 RSUs granted to Mr. Finnegan in June 2013 terminated unvested.

Effective October 2, 2013, the Board of Directors of the Company elected Peter Kenny to the Company’s Board of Directors. Mr. Kenny was granted 8,947 RSUs under the Plan. The RSUs vest in full on the 13 month anniversary of the date of grant and have certain deferral features under Section 409A of the Internal Revenue Code.

In October 2013, the Company granted options to purchase 10,300 shares of the Company’s common stock under the Plan to a consultant with an exercise price of $4.51 which was equal to the current market price of the Company’s common stock on the grant date. The options have a 5-year term and vest over one year on a quarterly basis, and were granted as consideration for the provision of certain services.

On October 8, 2013, the Company acquired intellectual property rights related to certain proprietary innovations from the pharmacy research and development operations of Novel Drug Solutions, LLC (“Novel”) pursuant to an asset purchase agreement (the “Novel APA”). In connection with the acquisition, the Company was assigned a provisional patent application related to the use of epinephrine compositions for intraocular administration. This is the Company’s second asset acquisition from Novel.

In consideration for the acquisition, the Company is obligated to make the following payments to Novel: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after the Company files the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after the Company files the first New Drug application with the FDA for the first product; and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If following five years of the date of the Novel APA the Company either has not filed an IND or has failed to generate royalty payments to Novel for any product based on the acquired intellectual property, Novel may terminate the Novel APA and request that the Company re-assign the acquired technology to Novel.

On October 22, 2013, the Company entered into an Amendment to the Novel APA (the “Novel Amendment”), which amends the Novel APA to expand the acquired assets to include compositions comprising one or more of epinephrine, Shugarcaine, phenylephrine, or lidocaine, in each case for use in the prevention or treatment of any disease, state or condition in humans. In connection with the Novel Amendment, the Company was assigned a provisional patent application related to pharmaceutical compositions, including those for ophthalmological applications, comprising epinephrine-based compounds, and to methods of preparing and using such compositions.

On October 14, 2013, the Company entered into an amendment to the ECN APA (the “ECN Amendment”) with the Sellers, which amends the ECN APA. The ECN Amendment revises the circumstances under which the Sellers may terminate the ECN APA to provide that if following five years of the date of the ECN APA the Company has not initiated any study where data is derived or has failed to generate royalty payments to the Sellers for any product based on the acquired intellectual property, the Sellers may jointly terminate the ECN APA and request that the Company re-assign the acquired technology to the Sellers. The ECN Amendment provides the Company with the ability to utilize a wider range of commercialization strategies with respect to the acquired technology.

On October 21, 2013, the Company entered into an Amendment to Asset Purchase Agreement (the “Buderer Amendment”) with Buderer, which amends the Buderer APA. The Buderer Amendment amends the circumstances under which Buderer may terminate the Buderer APA to provide that if following five years of the date of the Buderer APA, the Company has not initiated any study where data is derived or has failed to generate royalty payments to Buderer for any product based on the acquired intellectual property, Buderer may terminate the Buderer APA and request that the Company re-assign the acquired technology to Buderer. The Buderer Amendment provides the Company with the ability to utilize a wider range of commercialization strategies with respect to the acquired technology.

On November 1, 2013, the Company discontinued the Company’s previously planned Phase 3 clinical trial for Impracor. The Company expects to consider alternative clinical development and commercialization options for Impracor. These alternatives could include reformulating Impracor and utilizing distribution channels outside of the Section 505(b)(2) pathway, including licensing Impracor to compounding pharmacies or other healthcare facilities and targeting specific patient groups.

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

The following discussion contains forward-looking statements regarding future events and our future performance. These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those expected or projected. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our ability to research, develop and commercialize our product candidates; our ability to hire, retain and otherwise engage qualified personnel to execute our business plan; the ongoing market need for the technologies and products we are developing; the implementation or interpretation of current or future regulations and legislation related to our business; the success of any sales or marketing efforts; our ability to continue as a going concern; our limited operating history; the ability of competitors to access the market we intend to serve; our ability to raise capital; the cost of any capital we are able to raise; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in similar discussions in our other SEC filings. Except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason. Readers should not rely on any of our forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Unless otherwise stated below, all information regarding share amounts of common stock and prices per share of common stock described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the one-for-five reverse stock split effected on February 7, 2013.

Overview

We are a pharmaceutical company focused on commercializing novel drug formulations invented by physicians and pharmacists through their clinical experience with patients. Compounded drug formulations are personalized medications prepared by licensed pharmacists to fit the unique needs of a patient. They are generally prepared by mixing active pharmaceutical ingredients (“APIs”) that have been previously granted market approval by the U.S. Food and Drug Administration (the “FDA”), although the combination of APIs themselves as a formulation have not been approved by the FDA. We expect to develop and commercialize our proprietary drug formulations in specific therapeutic areas of interest primarily through licensing arrangements with select pharmacies, physicians and other healthcare organizations. In addition, we may choose to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (the “FDCA”), which generally allows a sponsor of a new drug to rely on the FDA’s earlier findings of a safety or effectiveness, in connection with certain drug development opportunities. We may also develop and/or commercialize proprietary vehicles to delivery drugs, such as our patented AccudelTM topical cream formulation. Pursuing one commercialization pathway will not generally preclude the company from also pursuing an alternative pathway, such as the Section 505(b)(2) regulatory pathway.

We have shifted our focus to the development and near term commercialization of our proprietary formulations, in particular those assets related to ophthalmic, wound management, urology and pain therapeutic areas. As a result of our Strategic Alliance Agreement with Professional Compounding Centers of America, Inc. (“PCCA”) and our relationships with other pharmacists and physicians, we have acquired intellectual property related to a number of potential drug formulations. These proprietary drug formulations are comprised of APIs that are components of drugs that have been previously granted market approval by the FDA, although the formulations themselves have not been approved. We expect to continue to pursue the acquisition of additional product development opportunities comprising proprietary novel formulations of FDA approved APIs, whether through our relationship with PCCA or otherwise. We are in the process of reviewing and analyzing our acquired development assets through our asset review methodology model and have begun internal development projects with respect to certain of these product development candidates. We continue to seek partnerships, acquisitions and licensing opportunities for new projects that we may either develop internally or through third parties.

The table below summarizes our product development programs as of the date of this Report:

Product Area	Product Development Program	Method of Administration	Potential Use or Indication

Ophthalmic Preparations	Combination of triamcinolone acetonide and moxifloxacin hydrochloride	Intraoperative intraocular injection	Prevention of infection from intraocular and ocular surgeries

	Combination of triamcinolone acetonide, moxifloxacin hydrochloride and vancomycin	Intraoperative intraocular injection	Prevention of infection from intraocular and ocular surgeries

	Lyophilized preservative-free and sulfite-free epinephrine	Intraoperative ocular injection	Prevention of complications during ocular and intraocular surgeries, including floppy iris syndrome and pupil dilation

	Lyophilized preservative and sulfite-free combination of epinephrine and lidocaine	Intraoperative intraocular injection	Mydriasis in intraocular surgery

Pain	Impracor™ (10% ketoprofen)	Topical cream	Treatment of sprains, strains and soft tissue injuries and osteoarthritis flare

Wound Management	Combination of tranexamic acid and an antibiotic	Topical ointment/cream	Treatment of wound bleeding

Urologic	Pentoxifylline	Injection	Peyronie’s disease and other fibrotic conditions

Historically, our business has focused on developing and commercializing our product candidate Impracor through the regulatory pathway provided by FDCA Section 505(b)(2). Impracor utilizes our patented Accudel topical cream formulation to deliver the API, ketoprofen, a non-steroidal anti-inflammatory drug (“NSAID”), through the skin directly into the underlying tissues where the drug exerts its localized anti-inflammatory and analgesic effects.

In August 2013, we were notified by our contract manufacturer that placebo and active bulk batches that were to be used in a planned Phase 3 clinical trial of Impracor had demonstrated out of specification stability test results with respect to the placebo and decreasing stability test results with respect to Impracor, which we anticipate would likely have resulted in the materials being unusable for the duration of the planned Impracor clinical trial. Since that time, we have been evaluating our options with respect to the Impracor clinical program. As a result of our consideration of the totality of the circumstances surrounding Impracor, including these unexpected manufacturing and formulation issues, other strategic and competitive considerations related to the Impracor program, the optimal use of our capital and other resources, and other potential commercialization opportunities presented by other Imprimis owned drug assets and the use of alternative distribution channels, we have discontinued the previously planned Phase 3 study for Impracor. We are currently considering alternative strategies with respect to Impracor, including alternative clinical development and commercialization options. These alternatives may include reformulating Impracor and pursuing alternative development and commercialization strategies for Impracor. Alternative commercialization strategies could include utilizing distribution channels outside of the Section 505(b)(2) pathway, including licensing Impracor to compounding pharmacies or other facilities, to target specific patient groups.

For the next twelve months, we expect to further develop and commercialize a series of ophthalmic preparations, pursuing the commercialization of these assets through licenses to compounding pharmacies, physicians, surgical centers and other end-user healthcare providers. Within the next six months we expect to engage a pharmacy partner operating in compliance with current good manufacturing practices and hiring of additional personnel, including a commercialization team to assist with our out-licensing efforts.

We expect our total expenditures over the next 12 months to be approximately $6.2 million, which is based on our current asset portfolio and our current expectations regarding their development progress. This 12 month expenditure estimate is a decrease of approximately $7.5 million compared to our previous planned expenditures to fund the Impracor Phase 3 trial. We have incurred recurring operating losses, have had negative operating cash flows and have not recognized any significant revenues since July 24, 1998 (inception). In addition, we have a deficit accumulated during the development stage of approximately $29.9 million at September 30, 2013. We have not generated commercial sales revenue from any of our product candidates and we will incur further losses through the 2013 fiscal year and beyond as we continue our development and commercialization efforts with respect to our potential product candidates. Our research and development activities are expected to increase over time, and we may require further capital resources to fund the continued operation of our business model for a long enough period to achieve profitable operations.

We have a limited operating history, and we may not be successful in our efforts to carry out our business plan. In the past we were unable to successfully pursue our business plan and continue our clinical trials due to a lack of funding. Despite the change in our commercialization strategy for our drug preparations, which may allow us to monetize our assets in a more near term manner than our prior strategy, given our operating history we may be unable to obtain additional funds when necessary, maintain an effective management team, or hire and retain further qualified individuals. As a result, we may be unable to successfully pursue our business plan.

Recent Developments

PCCA Strategic Alliance Agreement

On February 18, 2013, we entered into a Strategic Alliance Agreement with PCCA. The Strategic Alliance Agreement provides that during its term, PCCA will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party may license or otherwise acquire the intellectual property rights of such Member/Customer, without first presenting such an opportunity to us. PCCA may, but is not required to, present such opportunities to us, use reasonable efforts to facilitate an introductory meeting with the Member/Customer, and further provide certain key technical assistance to a potential development project associated with the Member/Customer’s intellectual property rights. In the event we and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by us as a result of the acquired intellectual property rights. The Strategic Alliance Agreement has a term of one year and will automatically extend for successive one year periods unless either party gives the other written notice of non-renewal.

Buderer Asset Purchase Agreement

On June 11, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Buderer Drug Company, Inc. (“Buderer”) pursuant to an Asset Purchase Agreement (the “Buderer Agreement”) which was subsequently amended on October 21, 2013 (“Buderer Amendment”). In addition, we have a right of first refusal on additional Buderer intellectual property and drug development opportunities. The Buderer Agreement provides that Buderer will cooperate with us in obtaining patent protection for the acquired intellectual property and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

  In consideration for the acquisition, we are obligated to make the following payments to Buderer: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first Investigational New Drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); and (3) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.

The Buderer Amendment amends the circumstances under which Buderer may terminate the Buderer Agreement to provide that if following five years of the date of the Buderer Agreement we have not initiated any study where data is derived or we have failed to generate royalty payments to Buderer for any product based on the acquired intellectual property, Buderer may jointly terminate the Buderer Agreement and request that we re-assign the acquired technology to Buderer. The Buderer Amendment provides us with the ability to utilize a wider range of commercialization strategies with respect to the acquired technology.

Novel Drug Solutions and Eye Care Northwest Asset Purchase Agreement

On August 8, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC (“Novel”) and from Eye Care Northwest, Inc. (“ECN”) pursuant to an Asset Purchase Agreement (the “Novel/ECN Agreement”), which was subsequently amended on October 14, 2013 (the “Novel/ECN Amendment”). As part of this acquisition we have acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications. In addition, under the Novel/ECN Agreement, we have a right of first refusal on any of Novel’s or ECN’s additional intellectual property and drug development opportunities. The Novel/ECN Agreement provides that Novel and ECN will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

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

The Novel/ECN Amendment amends the circumstances under which Novel and ECN may terminate the Novel/ECN Agreement to provide that if following five years of the date of the Novel/ECN Agreement we have not initiated any study where data is derived or we have failed to generate royalty payments to Novel and ECN for any product based on the acquired intellectual property, Novel and ECN may jointly terminate the Novel/ECN Agreement and request that we re-assign the acquired technology to Novel and ECN. The Novel/ECN Amendment provides us with the ability to utilize a wider range of commercialization strategies with respect to the acquired technology.

Novel Drug Solutions Asset Purchase Agreement

On October 8, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy research and development operations of Novel pursuant to an Asset Purchase Agreement (the “Novel Agreement”). In connection with the acquisition, we were assigned a provisional patent application related to the use of epinephrine compositions for intraocular administration. We exercised our right of first refusal on Novel’s intellectual property and drug development opportunities under the Novel/ECN Agreement in making this acquisition. The Novel Agreement provides that Novel will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, we are obligated to make the following payments to Novel: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after the Company files the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after we file the first New Drug Application with the FDA for the first product (if any); and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product. If following five years of the date of the Novel Agreement we have either not filed an IND or failed to generate royalty payments to Novel for any product based on the acquired intellectual property, Novel may terminate the Agreement and request that we re-assign the acquired technology to Novel.

On October 22, 2013, we entered into an Amendment to the Novel Agreement (the “Novel Amendment”), which amends the Novel Agreement to expand the acquired assets to include compositions comprising one or more of epinephrine, Shugarcaine, phenylephrine, or lidocaine, in each case for use in the prevention or treatment of any disease, state or condition in humans. In connection with the Novel Amendment, we were assigned a provisional patent application related to pharmaceutical compositions, including those for ophthalmological applications, comprising epinephrine-based compounds, and to methods of preparing and using such compositions

Critical Accounting Policies

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the Financial Accounting Standards Board (the “FASB”) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our consolidated balance sheets.

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

For the Three and Nine months ended September 30, 2013, Compared to the Three and Nine months ended September 30, 2012

Revenues

For the three and nine months ended September 30, 2013 we recognized $2,500 and $7,500, respectively, in license revenues compared to $0 and $100,000 in license revenues recognized during the same periods in the prior year. The 2012 revenues were non-refundable royalty advances unrelated to product sales, paid to us in December 2010 and April 2011 relate to our license agreement with JH Direct, which provided JH Direct rights to our anti-cellulite cosmetic product. This agreement was terminated in January 2012, and we do not expect any other revenues to be recognized from it. Revenues recognized in 2013 are related to a license agreement we entered into with resolutionMD, LLC granting resolution MD, LLC rights to our Accudel delivery technology to be used for anti-cellulite formulations. We do not expect to recognize significant revenues from this license agreement during fiscal 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, filing fees, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses.

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
Selling, general and administrative	$1,622,924	$946,381	$676,543	$4,199,018	$2,240,004	$1,959,014

For the three and nine months ended September 30, 2013, there was an increase of $676,543 and $1,959,014, respectively, in selling, general and administrative expenses, as compared to the same periods in the prior year. The increase in selling, general and administrative expenses is largely attributable to the increase in our operations and activity during the nine months ended September 30, 2013 as compared to the same period in the prior year, and is primarily due to the hiring and compensation of additional personnel, including management and appointments to the Board of Directors, investor relations activities and consultants, and additional filing fees associated with the listing of our common stock on The NASDAQ Capital Market. The increase in personnel and investor relations costs are primarily associated with an increase of $177,110 and $630,159 in stock-based compensation for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of assets acquired through the Strategic Alliance Agreement with PCCA and our Impracor clinical program, including costs for our contract research organization. Also included are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.

The table below provides information regarding research and development expenses.

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
Research and development	$469,480	$303,666	$165,814	$1,601,927	$580,240	$1,021,687

For the three and nine months ended September 30, 2013, there was an increase of $165,814 and $1,021,687, respectively, in research and development expense as compared to the same periods in the prior year. The increase was primarily related to the planning and development of our Impracor clinical program, and the hiring and compensation of additional personnel. The increase in personnel and consultant costs is primarily associated with an increase of $47,425 and $194,722 in stock-based compensation for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Interest Expense

Interest expense was $0 for the three and nine months ended September 30, 2013, compared to $0 and $24,658 for the same periods in the prior year. The 10% promissory notes with principal balances of $750,000 issued under a line of credit agreement accounted for $0 and $12,535 of interest expense during the three and nine months ended September 30, 2012, respectively. A 7.5% convertible note with a principal balance of $1,000,000, issued in April 2010 accounted for $0 and $12,123 of interest expense during the three and nine months ended September 30, 2012, respectively. As described in more detail under “Loss on Extinguishment of Debt” below, the entire principal balances and all accrued and unpaid interest under these notes was converted into shares of our common stock on February 28, 2012.

Interest Income

Interest income was $12,440 and $32,448 for the three and nine months ended September 30, 2013, respectively, compared to $4,221 and $9,805 for the three and nine months ended September 30, 2012, respectively. The increase was due to a higher average cash balance during the three and nine months ended September 30, 2013 as compared to the same period in the prior year.

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

Net Loss

Net loss attributable to common stockholders for the three and nine months ended September 30, 2013 was $(2,077,464), and $(5,760,997), respectively, or $(0.23) and $(0.67), respectively, per basic and diluted share, compared to a net loss attributable to common stockholders for the three and nine months ended September 30, 2012 of $(1,245,826) and $(4,130,507), respectively, or $(0.20) and $(1.11), respectively, per basic and diluted share.

Liquidity and Capital Resources

Our cash on hand at September 30, 2013 was $16,827,617 as compared to $10,990,871 at September 30, 2012. The increase in cash on hand is primarily attributable to approximately $9,460,000 in net proceeds received by us in connection with the closing of an underwritten public offering of our common stock in February 2013, as well as the underwriter’s exercise of its over-allotment option in March 2013. Since inception through September 30, 2013, we have incurred aggregate losses to common stockholders of approximately $(29,900,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our drug candidate, Impracor. We expect our total expenditures over the next 12 months to be approximately $6.2 million, which is based on our current asset portfolio and our current expectations regarding their development progress. Historically, our operations have been financed through capital contributions and debt and equity financings.

Public Offering

 On February 13, 2013 and March 14, 2013 we issued and sold in aggregate 2,116,000 shares of common stock at a per share purchase price of $5.25 in a public offering of our common stock and subsequent exercise of the underwriter’s over-allotment option, for aggregate net proceeds to us of approximately $9,460,000 after deducting certain offering expenses.

The table below provides detailed information about our net cash flow for the nine months ended September 30, 2013 and 2012.

	Nine months ended
	September 30,
	2013	2012
Cash Flow
Net cash used in operating activities	$(3,200,159)	$(1,287,127)
Net cash used in investing activities	(60,480)	(15,308)
Net cash provided by financing activities	10,052,641	12,147,146

Net Increase in Cash and Cash Equivalents	6,792,002	10,844,711
Cash and Cash Equivalents at Beginning of the Period	10,035,615	146,160
Cash and Cash Equivalents at End of the Period	$16,827,617	$10,990,871

Operating Activities

Net cash used in operating activities was $(3,200,159) for the nine months ended September 30, 2013, as compared to $(1,287,127) used in operating activities during the same period for the prior year. The increase in net cash used in operating activities was mainly due to costs associated with resuming the operation of our business, including hiring additional employees, and the planning, development and preparation of our Impracor clinical program and Phase 3 trials.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $(60,480) and $(15,308), respectively. The increase in investing activities during the nine months ended September 30, 2013 was due primarily to the purchase of a certificate of deposit required as collateral in connection with the Company’s corporate credit card agreement.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $10,052,641 and $12,147,146, respectively. The cash provided by financing activities during the nine months ended September 30, 2013 is primarily attributable to aggregate proceeds received in February and March 2013 from the public offering and over-allotment exercise described above. We incurred offering costs of $596,281 in fiscal 2012 in connection with the public offering which were offset against the proceeds received in fiscal 2013. During the nine months ended September 2012, we received aggregate net proceeds of approximately $11,847,000 from the issuance of common stock and warrants in private offerings to accredited investors in April and August 2012.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our current assets, to pursue future asset acquisitions, and to otherwise fund our operations. If we are not able to generate significant revenues and attain profitable operations, we will need to seek additional financing, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. In addition, estimates of our operating expenses and working capital requirements could be incorrect, and we could be required to seek additional financing earlier than we anticipate.

We expect to require additional funds in order to commercialize our compounded drug formulations, as well as conduct any clinical trials and other studies that may be required to obtain FDA regulatory approval to market our product candidates, to pursue additional pharmaceutical development programs and to explore other co-development opportunities. If adequate financing is not available, we may not be able to develop and commercialize our current or any future product candidates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investment, which is a certificate of deposit as of September 30, 2013 as held-to-maturity. This held-to-maturity investment is subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of September 30, 2013, approximately $15,500,000 of our cash and cash equivalents was maintained in money market funds. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At September 30, 2013, such uninsured deposits totaled approximately $16,600,000. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2013, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this report and our other filings with the SEC. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

We have incurred losses in every year of our operations, and we may never generate revenue or become profitable.

We have incurred losses in every year of our operations, including net losses of $(5,383,535) and $(953,936) for the years ended December 31, 2012 and 2011, respectively. As of September 30, 2013, our deficit accumulated during the development stage was $(29,865,265). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC.

We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and commercialization activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and prepare, market and sell our proposed products. Development is costly and requires significant investment.

We have not commercialized any product candidate and our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to satisfy applicable regulatory requirements, identify appropriate distribution channels, enter into arrangements with third parties, and market and distribute any of our product candidates. In addition, we will be subject to the risk that the marketplace will not accept our products. Our ultimate success will depend on many factors. We may never successfully commercialize or achieve and sustain market acceptance of any of our product candidates, or reach the level of sales and revenues necessary to achieve and sustain profitability.

We expect to commercialize certain of our potential product candidates primarily through licensing arrangements with compounding pharmacies, physicians and other healthcare delivery organizations, and this strategy may not be successful.

We expect to commercialize certain of our potential product candidates, including our ophthalmic sterile injectable compositions, primarily through licensing arrangements with compounding pharmacies, physicians and other healthcare delivery organizations. Our product candidates are comprised of active pharmaceutical ingredients (“APIs”) that are components of drugs that have received marketing approval from the US Food and Drug Administration (the “FDA”), although our proprietary formulations have not received FDA approval. This licensing strategy would not require that we obtain FDA approval to sell and market our compounded formulations, and would result in substantially lower up-front development costs, as compared to pursuing FDA approval of a formulation utilizing the Section 505(b)(2) pathway.

If we choose to commercialize our product candidates through licensing to compounding pharmacies and physicians or other healthcare organizations, their marketing and sale is subject to and must comply with state and federal rules and regulations governing compounding pharmacies. These rules and regulations include, among other things, restrictions on compounding in advance of a patient-specific prescription, distributing compounded formulations across state lines and wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies may significantly limit the extent of the market available to us utilizing this distribution channel, as compared to the market available for FDA-approved drugs. In general, pharmaceutical companies typically sell most of their products to large pharmaceutical wholesalers, who in turn sell to and supply hospitals and retail pharmacies. This distribution channel is not available to formulations prepared by compounding pharmacies.

Certain compounding pharmacies have been the subject of widespread negative media coverage in recent months, and the actions of a small number of pharmacies have resulted in increasing scrutiny of compounding pharmacy activities from federal and state governmental agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believed the compounded formulation to be superior and less expensive. If significant adverse events or deaths were associated with the use of one of our licensed compounds or with any other compound prepared by one of our pharmacy partners, or any compounds prepared by one of our pharmacy partners were to be recalled, either voluntarily or by the FDA, physicians may be unwilling to use our compounds or partner pharmacies and our business would be seriously adversely impacted. Although we expect to require our pharmacy partners to comply with high standards for manufacturing quality and quality assurance, including relevant laboratory batch and lot testing prior to the delivery of our products, we cannot ensure that they will comply with such requirements.

We have no experience commercialization our formulations through licensing arrangements with compounding pharmacies, physicians and other healthcare delivery organizations. We may be unable to enter into agreements on terms that are acceptable to us, or at all. In addition to the other risks we identify elsewhere in these Risk Factors, we may experience unanticipated difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience in this area. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We are currently considering alternative development and commercialization pathways for Impracor, and the pathway we pursue may not be successful.

Historically, our business has focused on developing and commercializing our product candidate Impracor through the Section 505(b)(2) regulatory pathway. In August 2013, we were notified by our contract manufacturer that placebo and active bulk batches that were to be used in a planned Phase 3 clinical trial of Impracor had demonstrated out of specification stability test results with respect to the placebo and decreasing stability test results for Impracor, which we believe would likely have resulted in the materials being unusable for the duration of the planned Impracor clinical trial. Since that time, we have been evaluating our options with respect to the Impracor clinical program. As a result of our consideration of the totality of circumstances surrounding Impracor, including these unexpected manufacturing and formulation issues, other strategic and competitive considerations related to the Impracor program, the optimal use of our capital and other resources and other potential commercialization opportunities, we have discontinued the previously planned Phase 3 study for Impracor. We are currently considering alternative strategies with respect to Impracor, including reformulating Impracor and pursuing alternative development and commercialization strategies for Impracor. Alternative commercialization strategies could include utilizing distribution channels outside of the Section 505(b)(2) pathway, including licensing Impracor to compounding pharmacies or other facilities, to target specific patient groups. Even if we select a successful commercialization pathway for Impracor, we may never achieve market acceptance of Impracor, or reach the level of sales and revenues necessary to recover our costs associated with the Impracor development program.

If we choose to resume our previously planned Phase 3 study for Impracor, or otherwise pursue clinical approval for Impracor utilizing the Section 505(b)(2) regulatory pathway, we would continue to incur significant costs associated with this clinical program in addition to those committed to our other product development opportunities. We may be unable to demonstrate the safety and efficacy of Impracor or obtain FDA regulatory approval to market and sell Impracor. Even if we were to obtain FDA approval to market and sell Impracor, our marketing and selling efforts may not be successful and we may not recoup the costs associated with this development program. Reformulation of Impracor would result in additional delays and associated costs. Depending on the extent of any reformulation, we could be required to conduct new pharmacokinetics and toxicity studies, which would significantly increase the costs associated with the clinical program. Because our patent protection for Impracor expires in 2016, we would likely be limited to three years of market exclusivity for Impracor before becoming subject to generic competition. If Impracor were to receive FDA approval, we would experience significant competition from other FDA-approved topical and oral NSAIDs, as well as compounded formulations prepared by compounding pharmacies. In addition, the resources required to pursue the Impracor clinical program may result in under- or un-funding our other development opportunities.

If we choose to commercialize Impracor through licensing to compounding pharmacies, physicians and other healthcare delivery organizations, we would be subject to the risks related to that commercialization strategy, which we describe elsewhere in these risk factors. The market for our Impracor formulation would be limited to those markets served by compounding pharmacies and we would be unlikely to have the same level of market penetration as we would with FDA-approved version of Impracor. In addition, we may have difficulty competing with FDA-approved topical NSAIDS, as physicians may be less likely to prescribe a compounded formulation when an FDA-approved alternative was available, even if they believed our formulation was superior. Our formulation would also be competing with other topical NSAID formulations already prepared by compounding pharmacies, including some that are substantially the same as Impracor and may violate our patent rights. However, if we were to assert our patent rights against these pharmacies, we could jeopardize our relationships with PCCA and the compounding pharmacies with whom we partner in our other product development efforts. As a result, we may receive only limited revenue from this distribution channel.

We may not receive significant licensing revenue through our arrangements with compounding pharmacies, physicians and other healthcare delivery organization to fund our operations and recover our development costs.

Our business plan with respect to certain of our formulations involves the licensing of our intellectual property related to these formulations to compounding pharmacies, physicians and other healthcare delivery organizations. We expect these licensing arrangements to permit the physician to prescribe and administer the licensed formulation and the pharmacy to compound the formulation for use by the physician. We are in the processing of establishing an internal sales force to pursue these licensing opportunities and to drive demand for our formulations. Our sales force may have difficulty driving demand for our formulations with physicians and healthcare organizations. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have gone through the FDA approval process, we will have only limited data, if any, with respect to the safety and efficacy of our formulations for any particular indication. This may make it difficult to generate interest in our formulations. Our sales force may be unable to enter into a sufficient number of arrangements with physicians and healthcare organizations to generate significant licensing revenue for us. In addition, we would be substantially dependent on our pharmacy partners to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to enter into agreements with pharmacies of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacy partners are unable to fill, our business would suffer.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We expect our total expenditures over the next 12 months to be approximately $6.2 million, which is based on our current asset portfolio and our current expectations regarding their development progress. Our projections have varied significantly over the past year as a result of changes to the Impracor clinical program and our acquisition of additional product development opportunities. We may be unable to correctly estimate the amount of cash necessary to fund our business, and we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect or be forced to delay, scale back or eliminate some or all of our proposed operations.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include, among other things:

●	the time and resources required to research and develop potential product candidates and pursue potential acquisition and licensing opportunities;

●	the costs related to attracting and retaining personnel with the skills required for effective operations;

●	the time and resources required to conduct clinical trials and obtain regulatory approvals for any potential product candidate we may choose to commercialize using a Section 502(b) pathway; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

 If we do not have sufficient funds to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

Our future growth depends on our ability to identify and acquire product development assets. If we do not successfully identify and acquire rights to potential products and successfully integrate them into our operations, our growth opportunities may be limited.

We do not plan to conduct basic research or pre-clinical product development. We do not have an internal research and development team and rely on third parties to assist us with assessing potential acquisitions and licensing opportunities, as well as conducting research and development on both potential acquisitions and existing product candidates. Under our Strategic Alliance Agreement with PCCA, PCCA may refer us to PCCA member pharmacies or customers with potential development opportunities, in exchange for certain recovery fees and commissions. We have entered into three asset purchase agreements for product development opportunities since May 2013 as a result of these referrals. The Strategic Alliance Agreement has an initial termination date of February 18, 2014 and automatically extends for successive one year periods unless either party provides 30 day prior written notice of non-renewal. If PCCA were to terminate the Strategic Alliance Agreement, it could have a significant impact on our ability to identify and acquire additional product development opportunities.

We have limited resources to acquire additional assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term

In addition, PCCA, compounding pharmacies, physicians and other consultants and advisors provide us with significant assistance in our evaluation of product development opportunities. These third parties generally engage in other business activities and may not devote sufficient time and attention to our research and development activities. If these third parties were to terminate their relationships with us, we may be unable to find other, equally qualified consultants and advisors on commercially reasonable terms or at all, and we may have significant difficulty evaluating potential opportunities and developing and commercializing our product candidates.

We may be unable to successfully develop and commercialize our formulations, or develop and commercialize any other assets we may acquire.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or will acquire rights to, whether through our relationship with PCCA or with other third parties. We have entered into three asset purchase agreements for assets related to compoundable formulations since May 2013. We are currently pursuing development and commercialization opportunities with respect to certain ophthalmic injectable compounds and we are in the process of assessing certain other assets in order to determine whether or not to pursue development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property in the future. There are numerous difficulties inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified elsewhere in these Risk Factors.

Once we determine which potential product candidates to pursue, we assess the commercialization strategy with respect to product candidate. We may incorrectly assess the risks and benefits of our commercialization options with respect to one or more product candidates, and we may not pursue a successful commercialization strategy. If we determined that the most appropriate commercialization strategy for that product candidate is through an FDA-approval process, we will be required to satisfy a number of FDA requirements both prior to commencing clinical trials and in connection with those trials. These requirements will require substantial time, effort and financial resources. We may never satisfy these requirements. In addition, prior to commencing any trials of a drug candidate, we must evaluate whether a market exists for the drug candidate. This is costly and time consuming, and any market studies we rely on may not be accurate. We may expend significant capital and other resources on a potential product candidate and find that no commercial market exists for the drug.

If we determine that the most appropriate commercialization strategy for a formulation is through licensing to compounding pharmacies, physicians and healthcare organizations, we will be required to devote substantial efforts to pursuing this strategy. We may not be able to enter into agreements with these entities on acceptable terms, or at all. Any arrangements we do enter into may not result in sufficient licensing revenue to operate our business or recover our costs associated with our development programs.

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

We do not generate any cash from operations and, although we believe we have sufficient cash reserves to execute our business plan for at least the next twelve months, we may need significant additional capital to execute our business plan and fund our proposed business operations. In addition, if we choose to pursue acquisitions or other strategic transactions we may be required to raise additional capital to fund these dealings. We may seek to raise additional capital through, among other things, public and private equity offerings and debt financings. If we are unable to raise additional capital when necessary, we may be required to forego pursuing potentially valuable product development opportunities and reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan

We have raised $21.4 million in funds through equity financings since April 2012. To the extent we require additional capital, we may fund our operations through additional equity and debt financings, and could also pursue funding from corporate partnerships or licensing arrangements or similar financings. If additional capital is not available when necessary, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

Even if we are able to market and sell our potential product candidates, our efforts may not be successful and we may not recoup the costs associated with our development programs.

Even if we are legally permitted to market and sell our product candidates, the market may not accept our products, or the market may be smaller than we anticipate. A number of factors may limit the market acceptance of our products, including the timing of market entry relative to competitive products, the availability of alternative products, the price of our products relative to alternative products, the availability of third party reimbursement and the success of our sales and marketing efforts, either internally or by third party distributors or agents that we retain. We may have difficulty marketing and selling any products we commercialize through licensing to compounding pharmacies as a result of concerns regarding, among other things, safety concerns with respect to compounded formulations in general and our formulations in particular, lack of clinical data regarding their efficacy, and competition from FDA-approved drugs or other compounded formulations.

Our products may not receive market acceptance in a commercially viable period of time, if at all. We cannot be certain that any investment made in developing our product candidates will be recovered. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We plan to build an internal sales and marketing infrastructure to implement our business plan with respect to product candidates that we expect to commercialize through licenses to compounding pharmacies, physicians and healthcare organizations. We may also engage third parties to provide sales and marketing services for us. We may not be able to secure sales personnel or organizations that are adequate in number or expertise to successfully market and sell our products. If we are unable to establish our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to commercialize our formulations, we will need to contract with third parties to market and sell our products. In addition, we must train our employees on proper regulatory compliance. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may have regulatory compliance issues, and we may be unable to sell our products or generate revenue.

We may never obtain rights to any product candidates or receive any benefits under our License Agreement with PCCA.

We expect to utilize our relationship with PCCA to identify development opportunities where we perceive an unmet need for a new drug product, and thereby facilitate our future selection, formulation and development of potential product candidates. Under our License Agreement with PCCA, PCCA has granted to us certain exclusive rights to PCCA’s proprietary formulations, other technologies and data, and we have agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products. PCCA may terminate the License Agreement if we fail to commence efforts to research and develop at least one product opportunity provided to us by PCCA by February 29, 2016. Our rights under the License Agreement apply to development and commercialization opportunities within the prescription drug field and do not apply to compounding pharmacy activities. We may not be able to meet the requirements of the License Agreement within the required time periods or at all, and our relationship with PCCA could be terminated. If we do commence clinical trials of any potential product candidates we obtain through PCCA, such product candidates may never be approved by the FDA. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed health care and pharmaceutical companies.

We may be unable to demonstrate the safety and efficacy or obtain FDA regulatory approval to market and sell any product candidates for which we seek FDA approval.

The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. Our primary product candidate, Impracor, has not been approved for sale by the FDA or the regulatory authorities of any other country. In addition, we have acquired intellectual property related to a number of other potential product candidates and are currently assessing whether or not to pursue FDA approval for one or more potential product candidates. The FDA or other regulatory agencies may not approve any product candidates developed by us on a timely basis or at all. Before obtaining regulatory approvals for the sale of any of our potential product candidates, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of our potential product candidates. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals. The outcome of the final analyses of clinical trial data may vary from our initial conclusions, or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial. Moreover, even if the FDA grants regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could limit revenues.

Delays in the conduct or completion of any clinical and non-clinical trials for any of our product candidates, or the analysis of the data from our clinical or non-clinical trials, may adversely affect our business.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of clinical trials are favorable, they may continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether we will resume our proposed Phase 3 clinical trials for Impracor, and if we do so, whether these trials would be completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials related to any product development candidates we may identify will begin in a timely basis or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Although we may believe that we have planned and designed an adequate clinical trial program for any of our product candidates, the FDA could determine that it is not satisfied with our plan or the details of our clinical trial protocols and designs. Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on third parties to manufacture sufficient quantities of compounds within product specifications as required by regulatory agencies for use in our pre-clinical and clinical trials, and any delays and problems with the manufacturing of our clinical materials would harm our business.

We do not have the ability to manufacture the materials we use or may use in our pre-clinical and clinical trials. Rather, we rely on various third parties to manufacture these materials. Our third-party manufacturers may encounter delays and problems in manufacturing our investigational drug preparations and other materials associated with our clinical trials. In August 2013, we were notified by our contract manufacturer of preliminary stability test results related to clinical materials of active and placebo bulk batches of Impracor that were to be used in planned Phase 3 clinical trials for Impracor. The preliminary test results revealed an out of specification result for the placebo formulation and a lower than expected specification result for the active formulation. Shortly thereafter, a retest was performed, which confirmed the out of specification results for the placebo batch and revealed continued decreasing stability results related to the active batch. This led us to conclude that due to the decreasing stability results for the active batch, packaging of the materials would be put on hold, as further decrease in stability levels was likely and would result in the material being unusable for the upcoming planned Impracor clinical trials and cause a significant delay in the commencement of the planned clinical trials. As a result of these manufacturing issues, among other things, we have suspended our activities with respect to the Impracor Phase 3 clinical trial previously scheduled to begin during the third quarter of 2013 while we re-evaluate our options regarding the Impracor clinical program. If we decide to resume the Impracor clinical program, we may choose to move the formulation and manufacturing process to another contract manufacturer, which would result in additional delays of up to six months from the time we engage a new manufacturer.

If any third parties we rely upon in connection with the manufacturing of clinical materials do not provide materials in a timely manner, or if they otherwise breach their agreements with us, it may be difficult to replace their services quickly or at all. There may be long lead times to obtain materials. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards. We may not be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in our supply chain occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third parties to follow specifications or regulations, we may encounter difficulties in timely completing our clinical trials, we may be unable to obtain regulatory approvals for our investigational drug preparations in a timely manner and, ultimately, we may be unable to successfully commercialize these investigational drug preparations. If we are unable to have our clinical materials successfully manufactured by our current or any future contract manufacturer, we would be unable to initiate our clinical program.

We are dependent on third parties to conduct clinical trials and non-clinical studies of our drug preparations and to provide services for certain core aspects of our business. Any interruption or failure by these third parties to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, results of operations and financial condition.

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

The CROs with whom we may contract for execution of our clinical studies will play a significant role in the conduct of our anticipated clinical studies or assist with our analysis of completed studies and to develop corresponding regulatory strategies. Individuals working at such CROs, as well as investigators at the sites at which our studies are conducted, are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If these CROs fail to devote sufficient time and resources to our studies, or if their performance is substandard, it would delay the approval of our applications to regulatory agencies and the introduction of our products. Failure of these CROs to meet their obligations could adversely affect development of our product candidates and as a result could have a material adverse effect on our business, financial condition and results of operations. Moreover, these CROs may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position.

In the event that we successfully develop our product candidates into commercial products, we will be dependent on compounding pharmacies or outside manufacturers and will have limited control of the manufacturing or compounding process, access to raw materials, timing for delivery of finished products and costs.

In the event that we successfully develop our product candidates into commercial products, we expect that compounding pharmacies or third party manufacturers will prepare all of our products. Because all of our products, in the event that we successfully develop our product candidates into commercial products, will be manufactured or compounded by third parties, we have a limited ability to control this process, access to raw materials, the timing for delivery of finished products or costs related to this process. Our contract manufacturers or licensee compounding pharmacies may not be able to produce finished products in quantities that are sufficient to meet demand or in a timely manner, which could result in decreased revenues and loss of market share. There may be delays over which we will have no control, including shortages of raw materials, labor disputes, backlog or failure to meet FDA standards. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our financial condition. We will be reliant on our third-party manufacturers to maintain their manufacturing facilities, and our pharmacy partners to maintain their pharmacies, in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business, results of operations and financial condition.

A single contract manufacturer or compounding pharmacy could constitute the sole source of one or more of our products. If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver any of our products or any of the components of our products, or our pharmacy partners were to cease compounding our formulations, we may need to engage additional manufacturing or pharmacy partners. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may disrupt or delay our ability to supply our products and reduce our revenues. We would also rely on our outside manufacturers to assist us in the preparation of key documents such as drug master files and other relevant documents that are required by the FDA as part of the drug approval process and post-approval oversight. Failure by our outside manufacturers to properly prepare and retain these documents could cause delays in obtaining FDA approval of our drug preparations.

If approved, failure to comply with continuing federal and state regulations could result in the loss of approvals to market our drugs.

Following initial FDA regulatory approval of any drugs we may develop, we would be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug preparations will be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, we and our contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We obtained a patent from the United States Patent and Trademark Office on our Accudel technology in 1998, which affords protection of Accudel through 2016 in the United States. This patent specifically identifies over 500 different drugs in over 60 therapeutic areas, including ketoprofen, the active pharmaceutical ingredient in Impracor. Our patent protection for Accudel and Impracor expires in 2016. Other than Canada, we do not have a patent for Accudel or Impracor in any other countries. We will only be able to protect our drug preparations and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. If we were to pursue FDA approval for Impracor, we would expect our patent to expire prior to our beginning our marketing and sales efforts. As a result, we would likely receive only a limited exclusivity period for Impracor prior to facing generic competition.

In addition to our issued patent for Accudel, we currently have five patent applications pending in the United States. The applications we have filed or may file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain additional patents may limit our protection against generic drug manufacturers and other parties who may seek to copy or otherwise produce products substantially similar to ours using technologies that may be substantially similar to those we own.

The patent and intellectual property positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or that is used by us, our contract manufacturing organizations or our other service providers. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with current employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our current employees and certain consultants. There can be no assurance, however, that these agreements will not be breached, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors. In addition, there can be no assurance that inventions relevant to us will not be developed by a person not bound by an invention assignment agreement with us.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our potential investigational drug preparations throughout the world is extremely expensive. While we have filed patent applications in many countries outside the U.S., and have obtained some patent coverage for Accudel and Impracor in Canada, we do not currently have widespread patent protection for Impracor outside the U.S. and have no protection in any foreign jurisdiction other than Canada. We have filed patent applications for our other product candidates in the U.S. but have not made any filings outside of the U.S. Competitors may use our technologies to develop their own drugs in jurisdictions where we have not obtained patent protection. These drugs may compete with our approved drugs or future investigational drug preparations and may not be covered by any of our patent claims or other intellectual property rights.

Even if international patent applications for our current and any future product candidates are ultimately issued or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. Attempting to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

We may be subject to product liability claims.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates and the commercial sale of our products. An individual may bring a liability claim against us if one of our product candidates or products causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Products liability claims may result in decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants, significant litigation costs, substantial monetary awards to or costly settlement with patients, product recalls, loss of revenue and the inability to commercialize our product candidates.

The success of our company and our products will be highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or our products are subject to negative publicity. We could also be adversely affected if any of our products, any similar products sold by other companies, any products sold by compounding pharmacies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business.

Although we have product liability insurance that covers our clinical trials and the marketing and sale of our products, our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We terminated all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial employees and consultants. The loss of key scientific, technical and commercial employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. While we have employment agreements with certain key employees, we may not succeed in retaining personnel or their services under existing agreements or otherwise. There is intense competition for qualified personnel in the pharmaceutical industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

We depend upon consultants and outside contractors for key aspects of our business.

We are substantially dependent on consultants and other outside contractors for key aspects of our business, including our research and development activities. Our agreements with our consultants typically provide that the consultant may terminate the agreement on 30 day notice to us. If any of our consultants terminates their engagement with us, or we are unable to engage highly qualified consultants as necessary for our business, we may be unable to implement our business plan. We must effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for any investigational drug preparations or otherwise commercialize our formulations or advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on commercially reasonable terms, or at all.

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

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully, our business, results of operations and financial condition could be adversely affected. Our competitors include brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States, as well as compounding pharmacies selling competing formulations. In the market for pain management products, our competitors also include manufacturers of over-the-counter and prescription pain relievers. Because we are smaller than many of our national competitors, we may lack the financial and other resources needed to compete for market share with respect to any of our formulations. We will also face intense competition from larger and better established pharmaceutical and biotechnology companies. Many of these competitors have significantly greater financial, technical and scientific resources than we do. In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. If our products are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

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

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions, and sales of common stock by management and the Board of Directors from time to time could have an adverse effect on our stock price.

Our executive officers and directors own or have the right to acquire within 60 days, in the aggregate, approximately 16% of the shares of common stock outstanding following such issuance to them. In addition, three individual stockholders own, or have the right to acquire within 60 days, an additional approximately 30% of our common stock. The sale of even a portion of these shares will likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, as well as control our management and affairs. Since our stock ownership is concentrated among a limited number of holders and our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders and could control the outcome of actions requiring stockholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As we discuss in Item 9A of our Annual Report, we have only recently remediated certain material weaknesses in our internal control over financial reporting. We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2012. However, our controls over financial processes and reporting may not continue to be effective, or we may identify additional material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The sale by our stockholders of substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, could result create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2. Unregistered Sales of Equity Securities

As previously disclosed on a Form 8-K dated April 27, 2012, effective April 1, 2012, we entered into an advisory agreement with director Dr. Robert Kammer (the “Advisory Agreement”) pursuant to which Dr. Kammer has provided certain services to the Company in addition to his services as a director. As required under the terms of the Advisory Agreement, on September 30, 2013, we issued 6,667 shares to Dr. Kammer in consideration for services performed during the third quarter of 2013. The Advisory Agreement terminated on September 30, 2013.

On September 30, 2013, we issued 2,114 shares of restricted stock to a human resources consultant for certain services provided to the Company.

On July 19, 2013, we issued warrants to purchase 60,000 shares of common stock to a financial advisory firm in consideration for certain services. The warrants have a term of five years, are fully vested, non-refundable and are exercisable after six months, and have an exercise price of $8.50 per share.

The above securities have not been registered under the Securities Act and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. In determining that each of the issuances qualified for an exemption under Section 4(2) of the Securities Act, we relied on the following facts: in each case, the securities were offered to a single individual or entity in consideration for services performed for the Company; and the securities issued were restricted securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Dr. Joachim Schupp has resigned as Chief Medical Officer of the Company, effective November 15, 2013.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Asset Purchase Agreement, dated August 8, 2013, by and among the Company, Novel Drug Solutions, LLC and Eye Care Northwest, PA (Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing. A complete copy of this exhibit, including the redacted terms, has been filed separately with the Securities and Exchange Commission.)

10.2*	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among the Company, Novel Drug Solutions, LLC and EyeCare Northwest, PA

10.3*	Amendment No. 1 to Amended and Restated 2007 Incentive Stock and Awards Plan

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

Imprimis Pharmaceuticals, Inc.

Dated: November 6, 2013	By:	/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll Vice President, Accounting and Public Reporting (Principal Financial and Accounting Officer)

