Form 10-K
period 2013-12-31
Imprimis Pharmaceuticals, Inc.
filed 2014-03-28
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35814

IMPRIMIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12626 High Bluff Drive, Suite 150

San Diego, CA 92130

(Address of Principal Executive Offices)(Zip Code)

(858) 704-4040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $57 million, based on the closing price of $8.48 for the Registrant’s common stock as quoted on The NASDAQ Capital Market on that date (adjusted to reflect a one-for-five reverse stock split of the Registrant’s common stock on February 7, 2013). For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the Registrant.

As of March 27, 2014, there were 9,085,715 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this annual report on Form 10-K (“Annual Report”), to the extent stated herein.

Imprimis Pharmaceuticals, Inc. has pending trademark applications for Imprimis, Imprimis Pharmaceuticals, Accudel, Impracor and Go Dropless. All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact could be deemed forward-looking statements. By their nature, forward-looking statements speak only as of the date they are made, are neither statements of historical fact nor guarantees of future performance. These statements are only predictions and are subject to risks, uncertainties, assumptions, changes in circumstances and other factors that can be difficult to predict or quantify, including the risks identified in the section entitled “Risk Factors” in Part I, Item IA of this Annual Report, and similar discussions in our other SEC filings. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations, identify and acquire additional proprietary formulations, manage our pharmacy operations, obtain financing necessary to operate our business recruit and retain qualified personnel, manage any growth we may experience and successfully complete and realize the benefits of potential acquisitions and collaborative arrangements; competition from pharmaceutical companies and compounding pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to the pharmacy and pharmaceutical business; market acceptance of our current and any future formulations and compounding pharmacies generally; and our limited operating history. You should not place undue reliance on forward-looking statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

As used in this Annual Report and unless indicated or the context requires otherwise, the terms “the Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc..

General

Our mission is to navigate the realities of the current healthcare economy and solve unmet patient needs through the development and commercialization of proprietary sterile and topical drug formulations that have been prescribed by a physician for individually identified patients and have shown promise for patients in a clinical setting. We seek to develop proprietary, customizable compounded drug formulations and related technologies, patent them and make them available to physicians and patients through a network of compounding pharmacies, or alternatively, seek U.S. Food and Drug Administration (FDA) approval to market and sell certain drug formulations.

We strive to deliver high quality, novel, and customizable medicines to physicians and patients at accessible prices. Working with leading inventor physicians and pharmacists, we evaluate intellectual property related to innovative compounded drug formulations in several areas, conduct a market-related review, and validate the clinical experience of a development candidate outside of the inventor’s medical or pharmacy practice. For development opportunities that pass our proprietary review methodology, we engage in development and commercialization activities in order to advance the expansion and ultimate commercial success of our growing proprietary compounded drug formulations portfolio. We now own formulations in ophthalmology, wound management and urology that we believe may offer both humans and animals unique advantages over commercially available formulations, and we are actively pursuing additional development opportunities.

Our company began its life as a traditional specialty pharmaceutical company and through that experience evolved to our current business. Through the development of customer relationships with our high quality and novel products, we hope to continue to serve our customers’ needs with additional compounded formulations in our product portfolio, and in turn grow our business. Our hope is that through the success of our business, we will reduce healthcare costs and provide Americans with access to high quality, novel and previously unavailable medicines to meet patients’ individual medical needs.

Compounding Pharmacy Strategy

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and technologies and distribute them to physicians and patients. Governed by state and federal statutes and regulations, including the Drug Quality and Security Act of 2013 (DQSA), compounding pharmacies work with physicians to develop medications for individually identified patients. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate FDA-approved drugs via the compounding process to meet a patient’s specific medical needs. We are strategically attentive to the ideas generated by pharmacists dealing directly with doctors and their patients to address specific and often unmet patient needs, and we believe in and support the important role and contribution of the compounding pharmacist and compounding pharmacies in the U.S. healthcare system.

Acquisition of Pharmacy Creations, LLC

On February 10, 2014, we entered into a Membership Interest Purchase Agreement to acquire all of the outstanding membership interests of Pharmacy Creations, LLC, a compounding pharmacy located in Randolph, New Jersey. We expect to close the acquisition of Pharmacy Creations on April 1, 2014. This acquisition will permit us to make and distribute our patent-pending customizable proprietary formulations pursuant to physician prescriptions for individually identified patients in those states in which Pharmacy Creations is licensed to operate. Pharmacy Creations serves both the human and animal markets. With this acquisition we will also gain access to the significant expertise of innovative pharmacists who are the inventors of the ophthalmic formulations we now own. In addition to new intellectual property, our acquisition of Pharmacy Creations will also provide us with our own research and development resources to assist in our assessment of and development of new product candidates.

We plan to continue to pursue opportunities to acquire or collaborate with additional compounding pharmacies in order to establish a network of compounding pharmacies with a national footprint. In addition to making available our proprietary formulations and technologies, we also expect to offer a broader portfolio of non-proprietary customizable compounded formulations to physicians and patients through Pharmacy Creations and, potentially, through a broader network of compounding pharmacies. We expect to continue to operate the Pharmacy Creations business under Section 503A of the Federal Food Drug and Cosmetic Act (FDCA) and applicable state pharmacy laws.

Outsourcing Facility Strategy

The recently enacted DQSA provides that a pharmacy engaged in preparing sterile compounded drug formulations for humans may voluntarily elect to register as an “outsourcing facility,” a new entity governed by Section 503B of the FDCA. Outsourcing facilities must comply with certain requirements under Section 503B, including satisfying cGMP (current good manufacturing practices) standards, and are permitted to compound large quantities of drug formulations if the drug formulations appear on the FDA’s drug shortage list or the component bulk drug substances appear on a “clinical need” list to be established by the FDA. Outsourcing facilities may prepare drug formulations in advance of a prescription and distribute formulations across state lines without limitation. The FDA has proposed draft guidance and requested comments with respect to key aspects of Section 503B of the FDCA. Although we currently expect to establish a network of compounding pharmacies under Section 503A of the FDCA in order to distribute our proprietary formulations, we could choose to register any facility we may acquire or establish as an outsourcing facility under Section 503B or partner with an existing outsourcing facility, particularly if the FDA were to establish a favorable regulatory environment for outsourcing facilities and adopt an expansive “clinical need” list under Section 503B.

Our Business Model

Our business model is focused on assessing new development opportunities using a four-step proprietary process which includes the identification, evaluation, validation, and ultimately the commercialization of selective opportunities. Our relationships with inventive physicians and pharmacists provide us with access to numerous formulation candidates and technologies to evaluate and validate. These compounded drug formulations are initially made for individual patients and come from the physician’s and pharmacist’s experience formulating a new therapy to address an unmet need. As a result of our review process, we focus our commercialization efforts on a select group of promising formulations that we believe may be patentable and that could have broad appeal to patients and physicians.

Identify

Our innovation model, which serves as our research and development pipeline, relies on our relationships and partnerships with inventors to identify and secure new development assets. We believe that going forward, our growing group of collaborative relationships with physicians and pharmacists will bring additional clinically and commercially relevant formulation opportunities to our company.

Evaluate

After we have identified potential formulations and technology for acquisition or licensing, we subject them to our proprietary evaluation process. We invest heavily in intellectual property review and analysis at this stage, which includes analyzing the patentability of each formulation and, more generally, gaining an understanding of the surrounding intellectual property landscape. We also evaluate any existing supportive clinical data, identify one or more appropriate commercialization pathways to make the therapy available to patients and ultimately seek to acquire development rights through ownership or licensing of promising formulations.

Validate

Following the identification and evaluation process and our acquisition of development rights, we seek to validate potential drug formulations through a review of existing clinical data, documented patient experience, and through supporting investigator-initiated studies funded by us and conducted by leading physician groups. We are currently in the process of conducting or supporting several such feasibility assessments in order to validate several of our proprietary formulations. Any clinical data we obtain may be used to support a development program in connection with the pursuit of FDA approval to market and sell a drug formulation or technology, or to support clinical confidence for physicians prescribing our proprietary compounded formulations. The cost associated with our validation approach may be significantly lower than a traditional FDA approval process because to the extent we consider and support a commercialization pathway for compounded formulations dispensed pursuant to individually identified prescriptions, our approach would not require FDA approval for their marketing and sale.

Commercialize

Following successful results in the first three steps of our assessment, we focus on commercialization. As part of the development of potential formulations, we evaluate and select an appropriate commercialization pathway to make these therapies available to patients. We consider multiple commercialization pathways, including dispensing formulations through a network of compounding pharmacies pursuant to a prescription for an individually identified patient and pursuing FDA approval to market and sell a drug formulation or technology, including through the approval pathway provided by Section 505(b)(2) of the FDCA. For any non-drug assets we consider, such as drug-delivery vehicles, we may choose to seek partnerships with wholesalers in order to make these technologies available to pharmacies. Depending on the selected commercialization pathway, we expect to build appropriately targeted commercialization teams in order to make our sterile and topical formulations available.

During 2014 we expect to focus our efforts on U.S. commercial opportunities. However, we believe our proprietary drug formulations could have commercial appeal in other markets. We may choose to pursue commercialization of our proprietary formulations in selected international markets through licensing or collaborative arrangements with strategic partners.

Proprietary Compounded Formulations

Ophthalmic Formulations

Anti-Inflammatory and Anti-Bacterial Combination Formulations.

During the third quarter of 2013, we acquired intellectual property related to ophthalmic compounded formulations for intraoperative ocular injection of anti-inflammatory and anti-bacterial agents. These proprietary ophthalmic formulations use patent-pending technologies to uniquely allow for the combination of drugs such as triamcinolone and moxifloxacin that do not typically mix into a homogenous injectable suspension with good content uniformity and small particle size. We believe these formulations have the potential to significantly impact the fast-growing global cataract surgery drug market and other markets in ophthalmology for procedures where there is a risk of inflammation and infection. Our formulations have been used as an injection, but have also been used topically as an eye drop, depending on the procedure being administered.

Our formulations utilize a new technology that provides another choice for physicians to address the primary ocular complications of ophthalmic surgery: infection risk and post-operative inflammation. Although our patent applications also include other claims, we have focused our development and commercialization efforts on the following formulations:

●	A combination of triamcinolone acetonide and moxifloxacin hydrochloride, used as an injection during ocular surgery

●	A combination of triamcinolone acetonide, moxifloxacin hydrochloride and vancomycin, used as an injection during ocular surgery

The relative strengths of each of the active ingredients included in these formulations can be prescribed by the physician and tailored to individual patients. Through March 2014, our proprietary formulations have been prescribed by physicians in thousands of ocular surgeries.

The current treatment regimen for the prevention of post-intraocular surgery complication is primarily a pre-operative and post-operative self-administered eye drop regimen, which requires strict patient compliance and careful adherence to a prescribed dosing schedule. Physicians have reported and recent studies have shown that eye drop regimens can be confusing to patients, creating non-compliance and incorrect dosing (See, e.g., Hennessy AL, Ophthalmology, 2010). Two large studies conducted in the U.S. and Europe showed that antibiotics administered into the eye at the time of cataract surgery significantly reduced the risk of developing endophthalmitis (Shorstein, N. Journal of Cataract Refractive Surgery, 2013 and Barry, P. Journal of Cataract Refractive Surgery, 2006). Physicians using our formulations in the form of intraocular injections at the time of ocular surgery have reported that reducing reliance on eye drops may reduce staff time and chair time spent on instructions and follow-up with post-operative surgical patients, as well as calls from pharmacists.

Mydriatic Formulations.

Compounding pharmacists mix different ingredients to create specialized preparations ordered by a physician to treat an individually identified patient. Often this is because a standard medication approved by the FDA is not appropriate for individual patients. It can also help during FDA-recognized shortages of key drugs, because compounding pharmacies can prepare compounded alternatives to commercially available drugs when drugs are in short supply. These shortages are becoming more common: According to the FDA, prescription drug shortages rose from 56 in 2006 to 251 in 2011 to 311 in 2013.

Eye surgeons are concerned about drug shortages, especially for drugs such as epinephrine or phenylephrine, which are commonly used to dilate the pupil prior to and during intraocular procedures (among other things). During 2013, we acquired intellectual property related to lyophilized (or freeze-dried), preservative-free, sulfite-free epinephrine, phenylephrine and lidocaine. Although our patent applications also include other claims, we have focused our development and commercialization efforts on the following mydriatic formulations:

●	lyophilized preservative-free and sulfite-free epinephrine;

●	lyophilized preservative-free and sulfite-free combination of epinephrine and lidocaine (often referred to as Shugarcaine); and

●	lyophilized preservative-free and sulfite-free combination of phenylephrine and lidocaine.

Although following our expected acquisition of Pharmacy Creations we expect to make our ophthalmic formulations available to patients pursuant to a physician prescription through Pharmacy Creations, we may choose to pursue FDA approval of one or more of these formulations through Section 505(b)(2) of the FDCA.

Because of the near-term opportunities in the ophthalmology formulations area, we have begun to build a commercialization team to execute in this specialized market. This team brings a wealth of experience from leading companies in the industry in developing and commercializing ophthalmic FDA-approved drugs, as well as expertise in operating compounding pharmacies and developing compounded drug formulations. We currently expect to make our proprietary compounded formulations available to physicians and patients through Pharmacy Creations following the expected closing of the acquisition. Our recent activities have included attendance at a number of key industry conferences, including the American Academy of Ophthalmology in New Orleans, Louisiana, “Cataract Surgery: Telling It Like It Is” in Sarasota, Florida and the ACES/SEE Caribbean Eye Meeting. We have also held several Ophthalmic Advisory Board meetings with national leaders in the field. Each of these events provides the opportunity to build relationships and gain valuable insight on our innovations and business model from the perspective of the participating surgeons.

Other Proprietary Formulations

In addition to our proprietary ophthalmic formulations, during 2013 we acquired intellectual property assets, including provisional patent applications, related to topical formulations comprising tranexamic acid and an antibiotic which has been prescribed for wound healing, as well as injectable formulations comprising pentoxifylline for treatment of fibrotic conditions. We are currently pursuing obtaining additional supporting data with respect to these formulations as part of our assessment process. Although compounded formulations utilizing our proprietary technology are currently available through Pharmacy Creations with a physician prescription, we do not expect to actively market any of these non-ophthalmic formulations in the absence of a successful commercial assessment. Our planned acquisition of Pharmacy Creations may also bring new and exciting intellectual property assets that could add value to our ophthalmology portfolio.

Impracor™ Program

Historically, our business focused on developing and commercializing our former product candidate Impracor™ through the regulatory pathway provided by Section 505(b)(2) of the FDCA. Impracor™ utilizes our patented Accudel™ topical cream formulation to deliver ketoprofen, a non-steroidal anti-inflammatory drug, through the skin directly into the underlying tissues. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor™, including certain manufacturing and formulation issues that we previously reported, in November 2013 we announced our discontinuation of the planned Phase 3 clinical trial for Impracor™. We do not expect to resume a Phase 3 clinical trial for Impracor™ or otherwise invest in the commercial development of this asset.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We expect to focus our efforts on making available innovative, proprietary compounded formulations through a network of compounding pharmacies. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. As a result, although we expect to prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, some physicians may be unwilling to prescribe them. Because our proprietary compounded formulations compounded in accordance with FDCA Section 503A are not required to be, and have not been, approved for marketing and sale by the FDA, our business may be subject to limitations our competitors with FDA-approved drugs may not face. In addition, we compete against compounding pharmacies that make compounded formulations available to their customers.

In addition to product safety and efficacy considerations, other competitive factors in the pharmacy and pharmaceutical markets include product quality and price, reputation, service and access to scientific and technical information. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop those innovations into products and market those products effectively. Developments by our competitors could make our formulations or technologies uncompetitive or obsolete. In addition, because we are significantly smaller than our primary competitors, we may lack the financial and other resources and experience needed to identify and acquire rights to, develop, produce, distribute, market and commercialize any of the formulations we seek to make available or compete for market share in these markets.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a comprehensive analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. As of December 31, 2013, we had one issued U.S. patent and one issued Canadian patent, which cover our Accudel™ technology and Impracor™. Our existing patents expire in 2016 in the U.S. and 2018 in Canada, and we do not expect the life of these patents to be extended beyond these dates. In addition, as of March 27, 2014, we have ten U.S. patent applications pending, including three utility and seven provisional patent applications. We expect to file additional patent applications in the U.S., as well as pursue patent protection for certain of our formulations in other important international jurisdictions.  As of March 27, 2014, we have eight pending U.S. trademark applications, including applications for Imprimis™, Accudel™ and Go Dropless™. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks.

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act (ACA); statutes and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Pharmacy Regulation

Our pharmacy operations are regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. If our pharmacy operations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states could be limited, which may have an adverse impact on our business.

Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe we comply with them. Furthermore, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on FDA entering into a Memorandum of Understanding with each state describing limits on interstate compounding. FDA has stated in guidance that it will not enforce interstate restrictions until 90 days after a draft Memorandum of Understanding is presented to states. Until such time as a Memorandum of Understanding is issued, the extent of such interstate dispensing restrictions is unknown. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of out-of-state pharmacies and are found to be applicable to us, they could have an adverse effect on our operations.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The recently enacted Drug Quality and Security Act (DQSA) clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient and are subject to limitations on anticipatory compounding, the distribution of compounded drug products outside of the state in which the pharmacy is located.

The DQSA also provides for a new Section 503B of the FDCA. Section 503B provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility,” a new entity permitted to compound large quantities of drug formulations without a prescription if the drug formulations appear on the U.S. Food and Drug Administration’s drug shortage list or the bulk drug substances contained in a formulation appear on a “clinical need” list to be established by the FDA, as well as distribute these formulations out of state without limitation. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection. Currently, we expect to operate our pharmacy business under Section 503A and applicable state pharmacy laws. However, we may choose to register any facility we may acquire or establish as an outsourcing facility under Section 503B, or partner with an existing outsourcing facility. FDA has proposed draft guidance and requested comments with respect to key aspects of Section 503A and Section 503B of the FDCA. The scope of the regulations and guidance ultimately adopted by the FDA could have a significant impact on our business.

FDA New Drug Application Process

We may choose to pursue FDA approval to market and sell one or more of our formulations through FDA’s new drug application (NDA) process. Since the active pharmaceutical ingredients in all of our formulations have already been approved by the FDA, we could choose to pursue FDA approval of one or more of our formulations under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. FDA may also require companies to perform additional studies or measurements to support any changes from the approved product. FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in the NDA.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication (titled “Approved Drug Products with Therapeutic Equivalence Evaluations”). As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

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

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under Health Insurance Portability and Accountability Act of 1996 (HIPAA) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information. HIPAA also requires compliance with the federal security regulations regarding the storage, utilization of, access to and transmission of electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information which is not health related. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. And, in 2009, the Health Information for Economic and Clinical Health Act (HITECH) modified certain provisions of HIPAA to strengthen its privacy and security provisions. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic personal health information. Many of these laws apply to our business.

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some who may have inadequate or no medical insurance. Currently, all of our commercially available formulations are sold in cash transactions. Our customers may choose to seek available reimbursement opportunities to the extent that they exist. However, in the future we may pursue reimbursement from third party payors and/or Medicare or Medicaid. We may be unable to satisfy the requirements of Medicare or Medicaid and may never be able to obtain reimbursement from Medicare and/or Medicaid for any of our formulations. To the extent we pursue third party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

International Regulation

If we pursue commercialization of our proprietary formulations in countries other than the United States, then we would need to obtain the approvals required by the regulatory authorities of such foreign countries comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those described in this section relating to our U.S. operations. The regulatory framework and requirements vary by country and could involve additional licensing requirements and product testing and review periods.

Environmental and Other Matters

We are or may become subject to environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research and use of our drug products. In addition, we are subject to work safety and labor laws that govern certain of our operations and our employee relations. In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals or licenses or permits, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.

Research and Development

Our research and development expenses primarily include expenses related to the development of intellectual property acquired during the fiscal year ended December 31, 2013, including our ophthalmic formulations and our Impracor clinical program, including costs for our contract research organization. Also included are personnel costs including wages and stock-based compensation, contract manufacturing, non-clinical studies, consulting and other costs related to the clinical program.

During the year ended December 31, 2013, we incurred $1,616,082 in research and development expenses, as compared to $1,298,503 during the year ended December 31, 2012. We expect research and development activities to decrease during the 2014 fiscal year as a result of our shift in business strategy away from our Impracor Phase 3 development program.

Employees

As of March 27, 2014, we employed seventeen full-time employees. Our employees are engaged in research, development, pharmacy operations, marketing, and general and administrative functions. We believe that our current staff is sufficient to carry out our business plan in the coming twelve months; however, if our operations in the future require it, we will consider the employment of additional staff or the use of additional consultants. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as needed basis.

Company Information

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

On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On November 21, 2011, in connection with our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC, we requested that the Bankruptcy Court dismiss the Chapter 11 Case. On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case.

On February 28, 2012, we changed our name to Imprimis Pharmaceuticals, Inc. and effected a one-for-eight reverse split of our authorized, issued and outstanding common stock, and on February 7, 2013 we effected a one-for-five reverse split of our authorized, issued and outstanding common stock. The information in this Annual Report and the accompanying consolidated financial statements for the periods presented have been retroactively adjusted to reflect the effects of these reverse stock splits.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol IMMY. Our executive offices are located at 12626 High Bluff Drive, Suite 150 San Diego, CA 92130 and our telephone number at such office is (858) 704-4040. Our website address is imprimispharma.com. Information contained on our website is not deemed part of this Annual Report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. This Annual Report contains forward-looking statements. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

We have incurred losses in every year of our operations, and we may never generate revenue or become profitable.

We have incurred losses in every year of our operations, including net losses of $(7,643,124) and $(5,383,535) for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, our deficit accumulated during the development stage was $(31,747,392). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and commercialization activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our compounded formulations, successfully acquire and operate Pharmacy Creations, comply with federal and state laws related to pharmaceutical compounding and, if applicable, FDA regulations for any formulations for which we pursue FDA approval, and prepare, market and sell our proprietary formulations. These activities are costly and require significant investment.

Our ability to generate revenues from any of our proprietary formulations will depend on a number of factors, including our ability to satisfy applicable regulatory requirements, identify appropriate commercialization strategies, interest physicians and health care organizations in our formulations, establish a network of pharmacies to sell our proprietary formulations, enter into arrangements with third parties, and market and sell any of our proprietary formulations. Our ultimate success will depend on many factors, including factors outside of our control. We may never successfully commercialize or achieve and sustain market acceptance of any of our proprietary formulations, our pharmacy operations may not generate sufficient revenue to support our business, and we may never reach the level of sales and revenues necessary to achieve and sustain profitability.

Currently, we expect to sell certain of our proprietary formulations primarily through a network of compounding pharmacies and we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

We expect to market and sell certain of our proprietary formulations, including our ophthalmic sterile injectable formulations, through a network of compounding pharmacies. We may also choose to pursue FDA approval to market and sell certain drug formulations. A key aspect of this business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with other pharmacies. On February 10, 2014, we entered into a Membership Interest Purchase Agreement for the acquisition of Pharmacy Creations, LLC, a New Jersey-based compounding pharmacy. We expect to close the transaction on April 1, 2014. We may be unable to complete the acquisition of Pharmacy Creations, or acquire any additional pharmacy businesses on reasonable terms or at all. Our business could suffer if we are unable to acquire or collaborate with one or more pharmacies that are licensed to operate as pharmacies in states important to our business plan.

We have no experience acquiring, building, operating or licensing products to pharmacies and we may not be successful in our efforts to build a pharmacy network. Even if we are successful in acquiring pharmacies, we may not be able to integrate pharmacy operations, including the operations of Pharmacy Creations, into our business or realize the benefits we expect from any such acquisition. If we elect to establish new pharmacies, we may not be able to satisfy applicable federal and state licensing and other requirements in a timely manner or at all, or achieve a sufficient physician and patient customer base to sustain operations. If we elect to license our proprietary formulations to one or more unaffiliated pharmacies, we may not be able to enter into licensing agreements on acceptable terms or at all. Acquiring, integrating, building or establishing licensing or other relationships with pharmacies could be expensive and time consuming, would disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.

We have limited experience operating compounding pharmacies and we may be unable to implement our business plan successfully or generate sufficient revenue to operate our business.

We expect to complete our acquisition of Pharmacy Creations on April 1, 2014. We intend to retain all pre-acquisition employees of Pharmacy Creations, including four experienced pharmacists, and have hired a new Vice President of Pharmacy Operations to manage the operations of our pharmacy business. However, we have no experience operating pharmacies or commercializing our formulations through ownership of or licensing arrangements with compounding pharmacies. To the extent we pursue additional acquisitions, we will need to expand our operations and personnel in the pharmacy operations area, which we may be unable to do successfully. In addition to the other risks we identify elsewhere in these Risk Factors, we may experience unanticipated difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience in this area. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We are dependent on market acceptance of compounding pharmacies and compounded formulations.

Although we may pursue FDA approval of some of our proprietary formulations, we currently expect to pursue commercialization of many of our formulations, including our presently available ophthalmic formulations, through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, these formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficiency of our formulations for any particular indication. Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations. Additionally, many third party payors, including the government Medicare and Medicaid programs, do not provide reimbursement for compounded formulations. Any failure by physicians, patients and/or third party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

We may never receive sufficient revenue to fund our operations and recover our development costs.

Our business plan with respect to certain of our formulations involves the sale of our proprietary formulations through a network of compounding pharmacies, whether through the acquisition of pharmacies such as Pharmacy Creations, or through licensing our formulations to a pharmacy or network of pharmacies. We are in the processing of establishing an internal sales force to pursue sales of our proprietary and other formulations in the states in which Pharmacy Creations is authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach. Our company has limited experience operating pharmacies and commercializing compounded formulations. We may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have gone through the FDA approval process, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication. As a result, physicians may not be interested in prescribing our formulations to their patients. In addition, we would be substantially dependent on Pharmacy Creations or any other pharmacy partners we may contract with to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to enter into agreements with pharmacies of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacy partners are unable to fill, our business would suffer.

Our business strategy is significantly impacted by existing and new state and federal legislation and regulations.

All of our proprietary formulations are comprised of active pharmaceutical ingredients (APIs) that are components of drugs that have received marketing approval from the FDA, although our proprietary formulations have not themselves received FDA approval. FDA approval of a compounded formulation is not required in order to market and sell the compounded formulations, although in select instances we may choose to pursue FDA approval to market and sell certain potential product candidates. As we describe further in “Business – Governmental Regulation,” the marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding in advance of receiving a patient-specific prescription, compounding drugs that are essentially copies of FDA-approved drugs, prohibitions on compounding drug products for office use without a prescription for an individually identified patient, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling, among other things. These and other restrictions on the activities of compounding pharmacies may significantly limit the extent of the market available to us, as compared to the market available for FDA-approved drugs.

Our business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect our business, including loss of required government certifications and approvals, loss of licensure and a limited ability to market and sell our proprietary formulations.

In addition, the failure to comply with Section 503A by any pharmacies we establish or acquire, or to whom we license our formulations could result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to comply with FDCA, loss of FDCA exemptions provided under Section 503A, Warning Letters, injunctions or prosecution.

There are many competitive risks related to the marketing and sale of our proprietary formulations and operating a compounding pharmacy business.

The pharmacy and pharmaceutical industries are highly competitive. Our proprietary formulations compete with FDA-approved drugs, as well as other compounded formulations prepared by pharmacies. It is possible that developments by our competitors will make our formulations or technologies uncompetitive or obsolete. In addition, the competitive ophthalmology environment requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively. Physicians may be unwilling to prescribe our proprietary customizable compounded formulations for a number of reasons, including but not limited to the following: our proprietary formulations and other formulations that may be prepared by Pharmacy Creations or other pharmacy partners are not required to be, and have not been, approved for marketing and sale by the FDA; there may be limited or no data available with respect to the clinical efficacy or safety of the specific compounded formulations the physician is prescribing; to the extent there is such data available, we are limited in our ability to discuss the effectiveness or safety of our formulations; our pharmacy operations are currently operating on a cash-pay basis; and our formulations are not presently being prepared in a manufacturing facility governed by FDA-mandated cGMP requirements. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from FDA and state governmental agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believed the compounded formulation to be superior and less expensive.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Developments by our competitors could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing those products, which may require that we raise additional funds to continue our operations. Our proprietary formulations will also compete with other compounded formulations created by pharmacies, which may develop alternative formulations or technologies. It is possible that developments by competing compounding pharmacies and drug developers will make our formulations or technologies uncompetitive or obsolete. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors that may limit the market acceptance of our proprietary formulations include the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of our formulations and services relative to these alternative products, the availability of third party reimbursement and the success of our sales and marketing efforts.

In addition, under state and federal laws applicable to compounding pharmacies, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. In general, pharmaceutical companies typically sell most of their products to large pharmaceutical wholesalers, who in turn sell to and supply hospitals and retail pharmacies. As a result, our business is not scalable on the scope available to our competitors with FDA-approved drugs. In addition, we are significantly smaller than our primary competitors, we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. If our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

We may be subject to liability claims for damages and other expenses, and such claims may not be covered by insurance or may otherwise harm our business.

The success of our business, including our proprietary formulations and pharmacy operations, will be highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or any other pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business. If significant adverse events or deaths or a product recall, either voluntarily or by the FDA, were associated with one of our proprietary formulations, or any compounds prepared by Pharmacy Creations or any other pharmacy partner, physicians may be unwilling to prescribe our proprietary formulations or order prescriptions from Pharmacy Creations or any other partner pharmacy. Although we expect that Pharmacy Creations and any future pharmacy partners will comply with high standards for manufacturing quality and quality assurance, including United States Pharmacopeia 795 and 797, we cannot ensure that they will comply with such requirements.

We may become subject to product and professional liability lawsuits related to the preparation and sale of our compounded formulations or testing of our product candidates. An individual could bring a liability claim against us if one of our proprietary formulations or product candidates causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities in excess of the amount of any contractual indemnity or insurance coverage. Such claims could result in decreased demand for our formulations, injury to our reputation, withdrawal of clinical trial participants, significant litigation costs, substantial monetary awards to or costly settlement with patients, product recalls, loss of revenue and the inability to further develop and commercialize our proprietary formulations. In addition, should any of our compounded products not achieve the therapeutic benefit for which the product is marketed, we could be subject to claims alleging, among other things, violations of consumer protection, trade practice and false advertising laws.

Although we have secured product and professional liability insurance that will cover our pharmacy operations and the marketing and sale of our formulations, our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We are not pursuing further development of Impracor, our historical product candidate, and we do not expect to receive any revenue from Impracor.

Historically, our business has focused on developing and commercializing our product candidate Impracor under the regulatory pathway provided by Section 505(b)(2) of the FDCA. In August 2013, we were notified by our contract manufacturer that placebo and active bulk batches that were to be used in a planned Phase 3 clinical trial of Impracor had demonstrated out of specification stability test results with respect to the placebo and decreasing stability test results for Impracor, which we believe would likely have resulted in the materials being unusable for the duration of the planned Impracor clinical trial. After considering the totality of circumstances surrounding Impracor, including these unexpected manufacturing and formulation issues, other strategic and competitive considerations related to the Impracor program, the optimal use of our capital and other resources and other potential commercialization opportunities, we have discontinued the previously planned Phase 3 study for Impracor and terminated all development programs for Impracor. We do not expect we will identify or pursue a successful commercialization pathway for Impracor. Even if we were to pursue commercialization of Impracor or sell compounded formulations utilizing the Impracor technology through Pharmacy Creations or one or more other compounding pharmacies, we would not expect to achieve sales and revenues necessary to recover our historical costs associated with the Impracor development program.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our expected Pharmacy Creations operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our acquisition of additional product development opportunities and changes to the historical Impracor clinical program. Our company has never operated a pharmacy or successfully commercialized proprietary compounded formulations, and we may not accurately estimate expenses and potential revenue associated with our planned pharmacy operations. We may be unable to correctly estimate the amount of cash necessary to fund our business, and we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect or be forced to delay, scale back or eliminate some or all of our proposed operations.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include, among other things:

●	the time and resources required to identify and acquire and/or research and develop potential compounded formulations;

●	the time and resources required to pursue and realize the benefits of any potential strategic transactions;

●	the costs related to attracting and retaining personnel with the skills required for effective operations;

●	the costs associated with operating Pharmacy Creations and any other pharmacy we may acquire;

●	the time and resources required to support or conduct feasibility or other studies to support our compounded formulations, or to conduct clinical trials and obtain regulatory approvals for any potential product candidate we may choose to commercialize using a Section 502(b) pathway; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

If we do not have sufficient funds to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

We are dependent on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We do not plan to conduct basic research or pre-clinical product development. Until we complete our planned acquisition of Pharmacy Creations, we will not have an internal research and development team and must rely on third parties to assist us with assessing potential acquisitions and licensing opportunities, as well as conducting research and development on both potential acquisitions and existing product candidates. We expect Pharmacy Creations to provide us with limited research and development support and access to additional novel compounded formulations; however, we expect to continue to rely upon third parties to provide us with additional opportunities. Under our Strategic Alliance Agreement with PCCA, PCCA may refer us to PCCA member pharmacies or customers with potential development opportunities, in exchange for certain recovery fees and commissions. We have entered into three asset purchase agreements for development opportunities since May 2013 as a result of these referrals. The term of the Strategic Alliance Agreement currently extends until February 18, 2015 and automatically extends for successive one year periods unless either party provides 30 day prior written notice of non-renewal. Although we have developed independent relationships with pharmacists and other inventors and are not reliant upon PCCA for access to pharmacists, if PCCA were to terminate the Strategic Alliance Agreement, it could have a significant impact on our ability to identify and acquire additional opportunities.

We have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. We may face financial and operational risks and uncertainties in connection with any such future acquisitions. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.

In addition, PCCA and our other pharmacist, physician and research consultants and advisors provide us with significant assistance in our evaluation of product development opportunities. These third parties generally engage in other business activities and may not devote sufficient time and attention to our research and development activities. If these third parties were to terminate their relationships with us, we may be unable to find other, equally qualified consultants and advisors on commercially reasonable terms or at all, and we may have significant difficulty evaluating potential opportunities and developing and commercializing our product candidates.

We may participate in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies or businesses.

As part of an effort to enter into any significant transaction, we must conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the expected benefits of any such transaction. If we fail to realize the expected benefits from any transaction we may complete, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In addition, we may encounter difficulties and additional unexpected costs in combining the operations and personnel of any acquired businesses with our operations and personnel, or if we are unable to retain key employees of any acquired businesses.

We may be unable to successfully develop and commercialize our proprietary formulations, or develop and commercialize any other assets we may acquire.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we will acquire rights in the future. We have entered into three asset purchase agreements for assets related to compoundable formulations since May 2013. We are currently pursuing development and commercialization opportunities with respect to certain of those formulations and we are in the process of assessing certain other assets in order to determine whether to pursue development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property in the future. There are numerous difficulties inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified elsewhere in these Risk Factors.

Once we determine to pursue a potential product candidate, we assess the commercialization strategy with respect to the product candidate. These commercialization strategies could include, among others, marketing and selling the formulation in compounded form through a network of compounding pharmacies, or pursuing FDA approval of the product candidate. We may incorrectly assess the risks and benefits of our commercialization options with respect to one or more formulations or technologies, and we may not pursue a successful commercialization strategy. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We may need additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and, although we believe we have sufficient cash reserves to operate our business for at least the next twelve months, we may spend our cash reserves faster than we expect and need significant additional capital to execute our business plan and fund our proposed business operations. If we pursue acquisitions of pharmacies or other strategic transactions or experience growth more quickly or on a larger scale than expected, we may be required to raise additional capital to fund these activities. We may seek to raise additional capital through, among other things, public and private equity offerings and debt financings. If we are unable to raise additional capital when necessary, we may be required to forego pursuit of potentially valuable product development opportunities and reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan

We have raised $21.5 million in funds through equity financings since April 2012. To the extent we require additional capital, we may fund our operations through additional equity and/or debt financings, and could also pursue funding from corporate partnerships or licensing arrangements or similar transactions. If additional capital is not available when necessary, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We plan to build an internal sales and marketing infrastructure to implement our business plan. We may also engage third parties to provide sales and marketing services for us. We may not be able to secure sales personnel or organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. If we are unable to establish our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to our business, we will need to contract with third parties to provide these services. In addition, we must train our employees on proper regulatory compliance. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may be unable to sell our formulations or services or generate revenue.

We may never obtain rights to any product candidates or receive any benefits under our License Agreement with PCCA.

Under our License Agreement with PCCA, PCCA has granted to us certain exclusive rights to PCCA’s proprietary formulations, other technologies and data, and we have agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products. PCCA may terminate the License Agreement if we fail to commence efforts to research and develop at least one product opportunity provided to us by PCCA by February 29, 2016. Our rights under the License Agreement apply to development and commercialization opportunities within the prescription drug field and do not apply to compounding pharmacy activities. We may not be able to meet the requirements of the License Agreement within the required time periods or at all, particularly in light of our re-focused business strategy aimed at developing compounded formulations and our relationship with PCCA could be terminated. If we do commence clinical trials of any potential product candidates we obtain through PCCA, such product candidates may never be approved by the FDA. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other more established, well-known and well-financed health care and pharmaceutical companies, and that competition and our royalty obligations to PCCA may prevent us from recouping our investment in these product candidates.

We may be unable to demonstrate the safety and efficacy or obtain FDA regulatory approval to market and sell any product candidates for which we seek FDA approval.

We may choose to seek FDA regulatory approval to market and sell one or more of our proprietary formulations. The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. If we choose to pursue FDA approval for one or more such product candidates, the FDA or other regulatory agencies may not approve any such product candidate on a timely basis or at all. Before obtaining regulatory approvals for the sale of any of our potential product candidates, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of our potential product candidates. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals. The outcome of the final analyses of clinical trial data may vary from our initial conclusions, or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial. Moreover, even if the FDA grants regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could limit revenues.

Delays in the conduct or completion of any clinical and non-clinical trials for any product candidates for which we seek FDA approval, or the analysis of the data from our clinical or non-clinical trials, may adversely affect our business.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of clinical trials are favorable, they may continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan with respect to any product candidate for which we seek FDA approval. For example, we experienced significant difficulties and delays with respect to initiating our now-terminated former Phase 3 trial for Impracor. We do not know whether any other pre-clinical or clinical trials related to any product development candidates we may identify will begin in a timely basis or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties related to:

●	obtaining clearance from the FDA or its respective international regulatory equivalent to commence a clinical trial;

●	failure of the FDA to approve the scope or design of our clinical or non-clinical trials or manufacturing plans;

●	reaching agreement on acceptable terms with clinical research organizations, or CROs, clinical investigators and trial sites;

●	obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;

●	insufficient supply or deficient quality of materials necessary for the performance of clinical or non-clinical trials;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials;

●	retaining patients who have initiated a clinical trial but may be prone to withdraw or who are lost to further follow-up;

●	negative results of clinical or non-clinical studies; and

●	adverse side effects experienced by trial subjects.

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

Even if we receive FDA approval to market and sell any potential product candidates, our efforts may not be successful and we may not recoup the costs associated with these development programs.

Even if we receive FDA approval to market and sell any product candidates for which we seek FDA approval, the market may not accept such products, or the market may be smaller than we anticipate. A number of factors may limit the market acceptance of any drug products we may pursue, including the timing of market entry relative to competitive products, the availability of alternative products, the price of our drug products relative to alternative products, the availability of third party reimbursement and the success of our sales and marketing efforts, either internally or by third party distributors or agents that we retain. Any such products may not receive market acceptance in a commercially viable period of time, if at all. We may not recover any investment we make in developing our product candidates. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected.

If we choose to pursue FDA approval for any of our formulations, we will need to rely on third parties to manufacture sufficient quantities of clinical materials for use in any pre-clinical and clinical trials, and any delays and problems with the manufacturing of our clinical materials would harm our business.

We may choose to pursue pre-clinical and clinical trials for certain proprietary formulations. We do not have the ability to manufacture the materials we may use in these pre-clinical and clinical trials. Rather, we would be required to rely on various third parties to manufacture these materials. Our third-party manufacturers may encounter delays and problems in manufacturing our investigational drug preparations and other materials associated with our clinical trials. For example, in August 2013, we experienced difficulties in obtaining suitable clinical materials for our planned Phase 3 clinical trial for Impracor, which was a significant factor in our decision to discontinue the clinical trial. If any third parties we rely upon in connection with the manufacturing of clinical materials do not provide materials in a timely manner, or if they otherwise breach their agreements with us, it may be difficult to replace their services quickly or at all. There may be long lead times to obtain materials. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards. We may not be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in our supply chain occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third parties to follow specifications or regulations, we may encounter difficulties in timely completing any clinical trials we pursue in the future, we may be unable to obtain regulatory approvals for any investigational drug preparations we may pursue in a timely manner and, ultimately, we may be unable to successfully commercialize these investigational drug preparations. If we are unable to have our clinical materials successfully manufactured by our current or any future contract manufacturer, we would be unable to initiate any clinical program.

We are dependent on third parties to conduct clinical trials and non-clinical studies of our drug formulations.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our non-clinical research activities or any clinical programs we may pursue in the future. We have engaged, and expect to continue to engage consultants, advisors, clinical research organizations (“CROs”) and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our products. In addition, we expect to provide grants to physicians and other healthcare organizations to support investigator-initiated studies of our proprietary formulations. We will have only very limited contractual rights in connection with the conduct of any such studies. In addition, if we were to participate in clinical trials conducted under an approved investigator-sponsored investigational new drug application, correspondence and communication with the FDA pertaining to these trials would strictly be between the investigator and the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This potential communication gap could result in reviews, audits, delays or clinical holds by the FDA that affect the timelines for these studies and potentially risk the completion of these trials. As a result, many important aspects of any studies of our proprietary formulations and clinical or non-clinical trials for any drug candidates we determine to pursue are outside of our direct control.

If the third parties we engage to perform these activities fail to devote sufficient time and resources to our studies, or if their performance is substandard, it would delay the introduction of our proprietary formulations to the market or the approval of our applications to regulatory agencies. Failure of these third parties to meet their obligations could adversely affect development of our proprietary formations and product candidates and as a result could have a material adverse effect on our business, financial condition and results of operations.

In the event that we successfully develop any FDA-approved product candidates into commercial drugs, we will be dependent on outside manufacturers to produce and supply these drugs and will have limited control of the manufacturing process.

In the event that we successfully develop any of our product candidates into commercially available FDA-approved products, we expect that third party manufacturers would manufacture all of these products. In that event, we would have a limited ability to control the manufacturing process, access to raw materials, the timing for delivery of finished products or costs related to this process. Any contract manufacturers with which we contract may not be able to produce finished products in quantities that are sufficient to meet demand, in a timely manner or at all, which could result in an inability to generate revenue from any such products. There may be delays in the manufacturing process over which we may have no control, including shortages of raw materials, labor disputes, backlog or failure to meet FDA standards. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our financial condition. If we pursue the commercialization of any of our products as FDA-approved drugs, we will be reliant on the third-party manufacturers of those products to maintain their manufacturing facilities in compliance with FDA and other federal, state and/or local regulations, including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business, results of operations and financial condition. We would also expect to rely on outside manufacturers to assist us in the preparation of key documents such as drug master files and other relevant materials that are required by the FDA as part of the drug approval process and post-approval oversight. Failure by our outside manufacturers to properly prepare and retain these documents could cause delays in obtaining FDA approval of any drug candidates we may pursue in the future or impact our ability to continue to sell any drug candidates for which we are able to obtain approval.

If approved, failure to comply with continuing federal and state regulations could result in the loss of approvals to market our drugs.

Following initial FDA regulatory approval of any drugs we may develop, we would be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug preparations would be subject to periodic review and inspection by the FDA. If a previously unknown problem with a product or a manufacturing and laboratory facility used by us were to be discovered, the FDA could impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to product that may have achieved approval, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, we and our contract manufacturers would be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers failed to comply with applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of our contract manufacturers, seize or detain products or require a product recall.

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

If our patents are determined to be unenforceable or expire, or if we are unable to obtain new patents based on current or future patent applications, we may not be able to prevent others from using our intellectual property, which may influence our commitment to continue to fund the development of assets that have limited intellectual property protection.

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or proprietary rights held by third parties if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of March 27, 2014, we have ten patent applications pending in the United States, including three utility patent applications and seven provisional patent applications. We expect to make significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations. However, the applications we have filed or may file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents for our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own.

The patent and intellectual property positions of pharmacies and pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or that is used by us, our contract manufacturing organizations or our other service providers. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements and we may not have adequate remedies for any breach, or our trade secrets may become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our potential investigational drug preparations throughout the world is extremely expensive. While we have filed patent applications in many countries outside the U.S., and have obtained some patent coverage for Accudel™ and Impracor™ in Canada, we do not currently have patent protection, nor have we filed patent applications, outside of the U.S. that cover any of the product formulations we are currently pursuing. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. These products may compete with ours and may not be covered by any of our patent claims or other intellectual property rights.

Even if we were to file international patent applications for any of our current or future proprietary formulations and patents were issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a party from infringing any of our intellectual property rights. Even if we have patents issued in these jurisdictions, our patent rights may not be sufficient to prevent generic competition or unauthorized use. Attempting to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

The use of our technologies could potentially conflict with the rights of others.

The preparation, use or sale of our proprietary formulations and technologies may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring these actions to a successful conclusion. In such case, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not available on acceptable terms, if at all.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We terminated all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized scientific nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

We depend upon consultants and outside contractors for key aspects of our business.

We are substantially dependent on consultants and other outside contractors for key aspects of our business, including our research and development activities. Our agreements with our consultants typically provide that the consultant may terminate the agreement on 30 day notice to us. If any of our consultants terminates their engagement with us, or we are unable to engage highly qualified consultants as necessary for our business, we may be unable to successfully execute our business plan. We must effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on commercially reasonable terms, or at all.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

Currently, Pharmacy Creations operates on a cash-pay basis and does not submit any claims for reimbursement through Medicare, Medicaid or other third party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. Although we expect to seek approval for Medicare and third party payor reimbursement for certain of our compounded formulations, we may be unsuccessful in these efforts. Many third party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Even if we were to pursue FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot be certain that the products will be considered cost effective and that reimbursement from insurance companies and other third-party payors will be available or, if available, will be sufficient to allow us to sell the products on a competitive basis.

Third party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third party insurance coverage may not be available to patients for any formulations or technologies we develop or commercialize. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

Changes in the healthcare industry that are beyond our control may have an impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the “Health Reform Law”), may have a considerable impact on the financing and delivery of health care and conceivably could have a material effect on our business. The Health Reform Law will result in sweeping changes to the existing U.S. system for the delivery and financing of health care. The details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies. It is impossible to predict the outcome of these changes, what many of the final requirements of the Health Reform Law will be, and the net effect of those requirements on us. As such, we cannot predict the impact of the Health Reform Law on our business, operations or financial performance.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions, and sales of common stock by management and members of our Board of Directors from time to time could have an adverse effect on our stock price.

Our executive officers and directors own or have the right to acquire within 60 days of March 27, 2014, in the aggregate, approximately 16% of the shares of common stock outstanding following such issuance to them. In addition, four individual stockholders own, or have the right to acquire within 60 days of March 27, 2014, an additional approximately 35% of our common stock. The sale of even a portion of these shares will likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, as well as control our management and affairs. Since our stock ownership is concentrated among a limited number of holders and our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders and could control the outcome of actions requiring stockholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As we discuss in Item 9A of this Annual Report, in the fiscal year ended December 31, 2013, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2013. However, our controls over financial processes and reporting may not continue to be effective, or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

A consistently active trading market for shares of our common stock may not be sustained.

Historically, trading in our common stock has been sporadic and volatile, and our common stock has been “thinly-traded”. There have been, and may in the future continue to be, extended periods when trading activity in our shares is minimal, as compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common shares is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility will continue. As a result, the trading of relatively small quantities of shares may disproportionately influence the market price of our common stock. It is possible that a consistently active and liquid trading market in our securities may never develop or be sustained.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	changes in the pharmacy and pharmaceutical industry and markets;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	new competitors in our market;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any material strategic relationships;

●	industry or regulatory developments; or

●	economic and other external factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We lease approximately 3,784 square feet of office space in San Diego, California. The current lease term expires on September 30, 2016. This facility serves as our corporate headquarters.

We believe additional space will be required in the near-term as we expand our activities and hire new personnel. However, we do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information

Our common stock began trading on The NASDAQ Capital Market on February 8, 2013 under the symbol “IMMY”. Prior to that, our common stock was quoted for trading on several different over-the-counter quotation systems, including the OTC Marketplace Pink tier, where it was quoted from June 2011 until February 23, 2012, and OTC Marketplace QB tier, where it was quoted from February 24, 2012 until February 7, 2013.

The following table sets forth (a) the high and low last-bid prices for our common stock for the periods indicated prior to February 8, 2013, as reported by the OTC Marketplace Pink tier or the QB tier, as applicable, and (b) the high and low sale prices for our common stock on The NASDAQ Capital Market for the periods indicated commencing on February 8, 2013. The liquidity of our shares when quoted on the OTC Marketplace Pink tier and QB tier was extremely limited, and the quotations during those periods reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2012	High	Low
First Quarter	$3.75	$0.50
Second Quarter	$4.98	$2.55
Third Quarter	$9.00	$3.00
Fourth Quarter	$15.25	$4.75

Fiscal Year 2013	High	Low
First Quarter	$9.75	$4.60
Second Quarter	$10.00	$5.57
Third Quarter	$8.59	$4.50
Fourth Quarter	$4.95	$3.01

Fiscal Year 2014	High	Low
Through March 27, 2014	$9.62	$3.30

Holders

As of March 27, 2014 we had approximately 160 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes contained in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those referred to in any forward-looking statements due to a number of factors, including but not limited to the risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K (“Annual Report”).

As used in this discussion and analysis, unless indicated or the context requires otherwise, the terms “the Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries.

On February 28, 2012, we changed our name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. and we effected a one-for-eight reverse split of our authorized, issued and outstanding common stock. On February 7, 2013 we effected a one-for-five reverse split of our authorized, issued and outstanding common stock. The information in this discussion and analysis and the accompanying consolidated financial statements for the periods presented have been retroactively adjusted to reflect our current name and the effects of those reverse stock splits.

Overview

We are a company focused on meeting unmet patient needs through the development and commercialization of innovative proprietary sterile and topical drug formulations and technologies that are customized for patients. We expect to deliver our proprietary formulations to the market through one or more commercialization pathways, including through a network of compounding pharmacies that we seek to establish by acquisition or commercial relationships and/or, to the extent there is a reasonable development pathway, through traditional marketing and selling channels following U.S. Food and Drug Administration (“FDA”) approval of a drug formulation. Our network of innovators includes inventive physicians and pharmacists who understand patient needs in clinical settings. Working collaboratively with inventors, we identify and evaluate intellectual property related to potential drug formulations and technologies, assess the relevant market, and seek to validate the clinical experience of development candidates outside of the inventor’s medical or pharmacy practice before investing in commercialization activities. We have acquired formulations in ophthalmology, wound management and urology that we believe may offer competitive advantages over commercially available formulations, and are actively pursuing additional development opportunities.

Historically, our business has focused on developing, obtaining FDA approval for, and commercializing our topical pain management product candidate, Impracor™. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues that we previously reported, in November 2013, we announced our discontinuation of the planned Phase 3 clinical trial for Impracor. During our 2013 fiscal year, we began re-focusing our business plan away from the development of Impracor and toward our current formulation and technology development and compounding pharmacy business model.

We have incurred recurring operating losses, have had negative operating cash flows and have not recognized any significant revenues since July 24, 1998 (inception). In addition, we have a deficit accumulated during the development stage of approximately $31.7 million at December 31, 2013. We have not generated sales revenue from any of our proprietary drug formulations and we expect to incur further losses as we continue the clinical development of our formulations and evaluate other programs. Our research and development activities are budgeted to expand over time, and we will require further capital resources to fund the continued operation of our business model for a long enough period to achieve profitable operations.

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

Plan of Operations

Our operating plan for the next twelve months is focused on the development and commercialization of our proprietary ophthalmic formulations, establishing compounding pharmacy operations and the continued assessment of our non-ophthalmic formulations. We believe there are near-term opportunities for our ophthalmic formulations, and as a result we have started to build a commercialization team specifically for this specialized market.

We aim to develop a network of compounding pharmacies that deliver our proprietary compounded formulations to patients. On February 10, 2014, we entered into an agreement to acquire Pharmacy Creations, LLC, a New Jersey compounding pharmacy. We expect this transaction to close on April 1, 2014. Although we currently expect to operate Pharmacy Creations and establish a network of compounding pharmacies under Section 503A of the Federal Food, Drug and Cosmetic Act (“FDCA”), we could choose to register any facility we may acquire or establish as an outsourcing facility under Section 503B of the FDCA or partner with an existing outsourcing facility, particularly if the FDA were to establish a favorable regulatory environment for outsourcing facilities and adopt an expansive list of bulk drug substances that may be compounded in an outsourcing facility under Section 503B.

During 2014, we expect to focus our efforts on our U.S. commercial opportunities. However, we believe our proprietary drug formulations could have commercial appeal in other markets. We may choose to pursue commercialization of our proprietary formulations in selected international markets through licensing or collaborative arrangements with strategic partners.

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

PCCA Strategic Alliance Agreement

On February 18, 2013, we entered into a Strategic Alliance Agreement with Professional Compounding Centers of America, Inc. (“PCCA”). The Strategic Alliance Agreement provides that, during its term, PCCA will not introduce any of PCCA’s compounding pharmacy members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party for such third party’s license or acquisition of the intellectual property rights of such Member/Customer, without first presenting such an opportunity to us. PCCA may, but is not required to, present such opportunities to us, use reasonable efforts to facilitate an introductory meeting with the Member/Customer, and provide certain key technical assistance with any potential development project associated with the Member/Customer’s intellectual property rights. In the event we and a Member/Customer introduced to us by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by us as a result of the acquired intellectual property rights. The Strategic Alliance Agreement has a term of one year and will automatically extend for successive one year periods unless either party gives the other written notice of non-renewal.

Buderer Asset Purchase Agreement

On June 11, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Buderer Drug Company, Inc. (“Buderer”) pursuant to an Asset Purchase Agreement (as amended, the “Buderer Agreement”), which was subsequently amended on October 21, 2013. The Buderer Agreement provides that Buderer will cooperate with us in obtaining patent protection for the acquired intellectual property and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, under the Buderer Agreement, we have acquired a right of first refusal on additional Buderer intellectual property and drug development opportunities.

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

If, after five years from the date of the Buderer Agreement, we have not initiated any study where data is derived or we have failed to generate royalty payments to Buderer for any product based on the acquired intellectual property, Buderer may terminate the Buderer Agreement and request that we re-assign the acquired technology to Buderer.

Novel Drug Solutions and Eye Care Northwest Asset Purchase Agreement

On August 8, 2013, we acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC (“Novel”) and from Eye Care Northwest, Inc. (“ECN”) pursuant to an Asset Purchase Agreement (as amended, the “Novel/ECN Agreement”), which was subsequently amended on October 14, 2013. As part of this acquisition, we acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications. The Novel/ECN Agreement provides that Novel and ECN will cooperate with us in obtaining patent protection for the acquired intellectual property and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, under the Novel/ECN Agreement, we have acquired a right of first refusal on any of Novel’s or ECN’s additional intellectual property and drug development opportunities.

In consideration for the acquisition, we are obligated to make the following payments to Novel and ECN: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after we file the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after we file the first New Drug application (“NDA”) with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.

If, after five years from the date of the Novel/ECN Agreement, we have not initiated any study where data is derived or we have failed to generate royalty payments to Novel and ECN for any product based on the acquired intellectual property, Novel and ECN may jointly terminate the Novel/ECN Agreement and request that we re-assign the acquired technology to Novel and ECN.

Novel Drug Solutions Asset Purchase Agreement

On October 8, 2013, we exercised our right of first refusal on Novel’s intellectual property and drug development opportunities under the Novel/ECN Agreement and acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy research and development operations of Novel pursuant to an Asset Purchase Agreement (as amended, the “Novel Agreement”), which was subsequently amended on October 23, 2013. In the acquisition, we acquired compositions comprising one or more of epinephrine, Shugarcaine, phenylephrine, or lidocaine, in each case for use in the prevention or treatment of any disease, state or condition in humans, and we were assigned a provisional patent application related to the use of epinephrine compositions for intraocular administration and a provisional patent application related to pharmaceutical compositions, including those for ophthalmological applications, comprising epinephrine-based compounds, and to methods of preparing and using such compositions. The Novel Agreement provides that Novel will cooperate with us in obtaining patent protection for the acquired intellectual property and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, we are obligated to make the following payments to Novel: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after the Company files the first IND with the FDA for the first product; (3) one payment payable within 30 days after we file the first NDA with the FDA for the first product (if any) arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by us in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) our development costs associated with such product.

If, after five years from the date of the Novel Agreement, we have either not filed an IND or failed to generate royalty payments to Novel for any product based on the acquired intellectual property, Novel may terminate the Agreement and request that we re-assign the acquired technology to Novel.

Pharmacy Creations Acquisition

On February 10, 2014, we entered into a Membership Interest Purchase Agreement (the “PC Purchase Agreement”) to acquire all of the outstanding membership interests of Pharmacy Creations, LLC (“Pharmacy Creations”) from J. Scott Karolchyk and Bernard Covalesky (the “Sellers”, and such transaction, the “PC Acquisition”). The acquisition of Pharmacy Creations, a compounding pharmacy located in Randolph, New Jersey, permits us to make and dispense our proprietary drug formulations and other novel pharmaceutical solutions in those states in which Pharmacy Creations is authorized to operate. We expect to close the PC Acquisition on April 1, 2014.

Under the PC Purchase Agreement, we are obligated, at closing, to pay to the Sellers an aggregate cash purchase price of $600,000. In addition, the Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions, as follows:

●	A contingent cash payment of $50,000, payable if Pharmacy Creations earns revenue of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,910 shares of our common stock, issuable only if the following revenue milestones are met:

●	if Pharmacy Creations earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

●	if Pharmacy Creations earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of our common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results. In particular, much of our operational expenses during the periods covered by the following comparisons were incurred in connection with our development program for Impracor, which we have discontinued and do not expect to resume. As a result, our results of operations in the periods after those covered by the following comparisons, including aggregate revenue and expense amounts and the apportionment of expenses among categories, is expected to change. In addition, to the extent we pursue pharmacy acquisitions or other such transactions as we implement our plan of operations, we may experience infrequent or one-time expenditures in connection with effecting those transactions.

Comparisons of Years Ended December 31, 2013 and 2012

Revenues

For the year ended December 31, 2013 we recognized $10,000 in license revenues compared to $100,000 in license revenues recognized during the prior year. The revenues recognized in 2012 were non-refundable royalty advances unrelated to product sales, paid to us in December 2010 and April 2011 related to a license agreement with a third party. This agreement was terminated in January 2012, and we do not expect any other revenues to be recognized from it. Revenues recognized in 2013 are related to a license agreement we entered into with ResolutionMD, LLC granting that company certain rights under our Accudel delivery technology to be used for anti-cellulite formulations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, and corporate facility, investor relations, consulting, insurance, filing fees, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses.

	Year Ended
	December 31,		$
	2013	2012	Variance
Selling, general and administrative	$6,080,797	$2,980,374	$3,100,423

For the year ended December 31, 2013, there was an increase of $3,100,423 in selling, general and administrative expenses, as compared to the prior year. The increase in selling, general and administrative expenses is primarily due to the increase in our operations and activity during the year ended December 31, 2013 as compared to the prior year, and is largely attributable to the hiring and compensation of additional personnel, including management and appointments to the Board of Directors, investor relations activities and consultants, and fees associated with the listing of our common stock on The NASDAQ Capital Market. The increase in personnel, investor relations and consulting costs are primarily associated with an increase of $1,016,079 in stock-based compensation for the year ended December 31, 2013, as compared to the prior year.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of intellectual property acquired through the Strategic Alliance Agreement with PCCA and our now-discontinued Impracor clinical program, including costs for our contract research organization. Also included are personnel costs including wages and stock-based compensation, and contract manufacturing, non-clinical studies, consulting and other costs related to those activities.

The table below provides information regarding research and development expenses.

	Year Ended
	December 31,		$
	2013	2012	Variance
Research and development	$1,616,082	$1,298,503	$317,579

For the year ended December 31, 2013, there was an increase of $317,579, in research and development expense as compared to the prior year. The increase was primarily related to costs incurred during the planning and development of our Impracor clinical program, and the hiring or engagement and compensation of additional personnel and consultants.

Interest Income

Interest income was $43,755 and $15,410, for the years ended December 31, 2013 and 2012, respectively. The increase was due to a higher average cash balance during fiscal year 2013, as compared to the prior year.

Interest Expense

Interest expense was $0 for the year ended December 31, 2013 and $24,658 for the year ended December 31, 2012. Certain 10% promissory notes with an aggregate principal amount of $750,000 issued between December 2011 and April 20, 2012 under a secured line of credit agreement (the “Line of Credit Agreement”) with DermaStar International, LLC (“DermaStar”) accounted for $12,534 of interest expense during the year ended December 31, 2012. The principal and interest owed to DermaStar was converted into shares of our common stock and warrants to acquire our common stock in April 2012. A 7.5% Convertible Note with a principal balance of $1,000,000 issued in April 2010 (the “Note”) (and converted to shares of our common stock in February 2012) accounted for $12,124 of interest expense during the year ended December 31, 2012. See Note 5 to our consolidated financial statements in this Annual Report for more information.

Loss on Extinguishment of Debt

On January 25, 2012, we entered into separate waiver and settlement agreements with Alexej Ladonnikov, the holder of 20% of the Note and DermaStar, the holder of 80% of the Note. Pursuant to the terms of a waiver agreement, we and Mr. Ladonnikov agreed to the mandatory conversion of the twenty percent (20%) of the principal and accrued and unpaid interest of the Note held by Mr. Ladonnikov into our common stock at a conversion price of $0.60, at such time as we had a sufficient number of authorized common shares to effect such a conversion. Additionally, Mr. Ladonnikov agreed to make a one-time payment to us of $50,000 at the time of such conversion. On February 28, 2012, we received payment of $50,000 and issued 380,868 common shares to Mr. Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521). We determined this was a substantial modification to the debt instruments and applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Note principal balance less $50,000 cash payment) for the year ended December 31, 2012.

Pursuant to the terms of its waiver agreement with us, Derma Star agreed to the mandatory conversion of the 80% of the principal and accrued and unpaid interest of the Note held by Derma Star into shares of our common stock at a conversion price of $0.6667 (“Derma Star Conversion Price”), at such time as we had a sufficient number of authorized common shares to effect such a conversion. Additionally, Derma Star agreed to a mandatory conversion of an additional $56,087 in accounts payable of the Company (“AP Conversion”) held by Derma Star, at such time as we had a sufficient number of authorized common shares and were able to convert the Note. The AP Conversion was made at the Derma Star Conversion Price. On February 28, 2012, we issued 1,454,962 common shares to Derma Star as payment in full for their 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and $56,087 in accounts payable. We determined this was a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the year ended December 31, 2012.

On April 20, 2012, Derma Star agreed to convert the promissory notes issued under a line of credit agreement and their related accrued interest, totaling $762,534, into 193,046 shares of our common stock and a related warrant to purchase up to an additional 48,262 shares of our common stock at an exercise price of $5.925 per share. We determined this to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $189,323 for the year ended December 31, 2012.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the year ended December 31, 2013, was $7,643,124, or $(0.88) per basic and diluted share, compared to a net loss attributable to common stockholders for the year ended December 31, 2012 of $5,583,535, or $(1.24), respectively, per basic and diluted share.

Liquidity and Capital Resources

Our cash and cash equivalents on hand at December 31, 2013 was $15,579,309 as compared to $10,035,615 at December 31, 2012. The increase in cash and cash equivalents on hand is primarily attributable to approximately $9,460,000 in net proceeds received by us in February and March 2013 in connection with the Public Offering. Since inception through December 31, 2013, we have incurred aggregate losses to common stockholders of approximately $(31,700,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2013 and 2012.

	For The Years Ended
Cash Flows (All amounts in U.S. dollars)	December 31,
	2013	2012
Net cash used in operating activities	$(4,438,944)	$(1,900,840)
Net cash used in investing activities	(70,003)	(15,492)
Net cash provided by financing activities	10,052,641	11,805,787

Net Increase in Cash and Cash Equivalents	5,543,694	9,889,455
Cash and Cash Equivalents at Beginning of the Year	10,035,615	146,160
Cash and Cash Equivalents at End of the Year	$15,579,309	$10,035,615

Operating Activities

Net cash used in operating activities was $4,438,944 for the year ended December 31, 2013, as compared to $1,900,840 used in operating activities during the prior year. The increase in net cash used in operating activities was mainly due to costs associated with building and expanding the operation of our business, including hiring additional employees, and the planning, development and preparation of our Impracor clinical program and Phase 3 trials.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $70,003 and $15,492, respectively. The increase in investing activities during year ended December 31, 2013 was due primarily to the purchase of a certificate of deposit required as collateral in connection with our corporate credit card agreement.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2013 and 2102 was $10,052,641 and $11,805,787, respectively. The cash provided by financing activities during the year ended December 31, 2013 is primarily attributable to aggregate proceeds received in February and March 2013 in connection with the Public Offering. We incurred offering costs of $596,281 in fiscal 2012 in connection with the Public Offering, which were offset against the proceeds received in fiscal 2013. The cash provided by financing activities during the year ended December 31, 2012 is primarily attributable to aggregate net proceeds of approximately $11,915,000 received from the issuance of common stock and warrants in private offerings to accredited investors in April and August 2012.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our current formulations and technologies and the integration and development of our proposed pharmacy operations, to pursue potential future asset and pharmacy acquisitions, and to otherwise fund our operations. If we are not able to generate significant revenues and attain profitable operations, we will need to seek additional financing, which could include equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing transaction. In addition, estimates of our operating expenses and working capital requirements could be inaccurate, and we could be required to seek additional financing earlier than we anticipate.

We expect to require additional funds in order to commercialize our compounded drug formulations, pursue the acquisition of compounding pharmacies or outsourcing facilities, integrate and operate any acquired pharmacies or outsourcing facilities, conduct any clinical trials and any other studies that may be required to obtain FDA regulatory approval to market any potential product candidates, pursue additional development programs and explore other development opportunities. If adequate financing is not available, we may not be able to pursue some or all of those activities.

We may seek funds from equity or debt financings, corporate partnerships, licensing arrangements, or any other similar financing transaction. Any future financings through equity investments may be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, or superior voting rights over our common stock, and may also include the issuance of warrants or other derivative securities, which may have additional dilutive effects on our existing stockholders. In addition, if we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, general economic conditions and conditions in the pharmaceuticals and pharmacy industries, or as a result of our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may not be able to pursue any or all elements of our business plan and we may be required to cease operations.

As of the date of this Annual Report, we believe that cash and cash equivalents, and restricted investments of approximately $15.6 million at December 31, 2013, together with funds expected to be generated from pharmacy operations, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for that period may change, or changed circumstances may result in the depletion of capital resources more rapidly than anticipated.

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

Recent Authoritative Guidance

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recently issued authoritative guidance and its effect, if any, on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investment, which is a certificate of deposit as of December 31, 2013 as held-to-maturity. This held-to-maturity investment is subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of December 31, 2013, approximately $14,600,000 of our cash and cash equivalents was maintained in money market funds. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At December 31, 2013, such uninsured deposits totaled approximately $15,300,000. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Accounting and Public Reporting, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended.

In connection with that evaluation, our CEO and Vice President, Accounting and Public Reporting concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2013. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and Vice President, Accounting and Public Reporting and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management, our CEO and Vice President, Accounting and Public Reporting, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and Vice President, Accounting and Public Reporting, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

On March 26, 2014, the Board of Directors approved the amendment and restatement of the Company’s existing Bylaws. In addition to purely ministerial and other minor changes, the new Amended and Restated Bylaws include the following changes: (i) new sections were added to provide certain procedural requirements, as well as information and disclosure requirements, for advance notice of stockholder proposals and director nominations; and (ii) the Bylaws were amended to provide that other than as may be required by law, the Company’s Certificate of Incorporation or the Bylaws, the required vote for approval of matters by stockholders shall be the majority of the votes cast on a matter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to our directors and executive officers that is required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Executive Officers” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders.

Additionally, information relating to reporting of insider transactions in Company securities is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at www.imprimispharma.com, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Imprimis Pharmaceuticals, Inc., 12626 High Bluff Dr., Suite 150, San Diego, CA 92130, Attention: Investor Relations. Each of our directors, employees and officers, including our Chief Executive Officer and Principal Financial Officer, and all of our other executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” to be contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information under the captions “Certain Relationships and Related Party Transactions,” “Director Independence” and “Board Committees” to be contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Fees for Independent Registered Public Accounting Firm” to be contained in the Proxy Statement.

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

IMPRIMIS PHARMACEUTICALS, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew R. Boll	Vice-President of Accounting and Public Reporting	March 28, 2014
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Mark L. Baum	Chief Executive Officer and Director	March 28, 2014
Mark L. Baum	(Principal Executive Officer)

/s/ Robert J. Kammer		March 28, 2014
Robert J. Kammer	Chairman of the Board of Directors

/s/ Peter C. Kenny		March 28, 2014
Peter C. Kenny	Director

/s/ Stephen G. Austin		March 28, 2014
Stephen G. Austin	Director

/s/ August S. Bassani		March 28, 2014
August S. Bassani	Director

FINANCIAL STATEMENTS

Imprimis Pharmaceuticals, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from July 24, 1998 (Inception) Through December 31, 2013	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012 and for the Period from July 24, 1998 (Inception) Through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from July 24, 1998 (Inception) Through December 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Imprimis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Imprimis Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 24, 1998 (date of inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imprimis Pharmaceuticals, Inc. and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 24, 1998 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 28, 2014

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$15,579,309	$10,035,615
Restricted short-term investment	50,097	-
Prepaid expenses and other current assets	105,067	61,552
Deferred offering costs	-	596,281
Total current assets	15,734,473	10,693,448
Furniture and equipment, net	26,892	12,548
TOTAL ASSETS	$15,761,365	$10,705,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$311,924	$691,168
Accrued payroll and related liabilities	338,703	18,391
Total current liabilities	650,627	709,559
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 395,000,000 shares authorized, 8,970,364 and 6,772,066 shares issued and outstanding at December 31, 2013 and 2012, respectively	8,970	6,772
Additional paid-in capital	46,849,160	34,093,933
Deficit accumulated during the development stage	(31,747,392)	(24,104,268)
TOTAL STOCKHOLDERS’ EQUITY	15,110,738	9,996,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,761,365	$10,705,996

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period From
			July 24, 1998
	For the	For the	(Inception)
	Year Ended	Year Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013
Revenues:
License revenues	$10,000	$100,000	$110,000
Operating Expenses:
Selling, general and administrative	6,080,797	2,980,374	18,634,498
Research and development	1,616,082	1,298,503	10,734,843
Loss from operations	(7,686,879)	(4,178,877)	(29,259,341)
Other income (expense):
Interest expense	-	(24,658)	(1,730,892)
Interest income	43,755	15,410	186,746
Loss on extinguishment of debt	-	(1,195,410)	(1,195,410)
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	-	-	176,505
Total other income (expense), net	43,755	(1,204,658)	(2,188,051)
Net loss	(7,643,124)	(5,383,535)	(31,447,392)
Deemed dividend to preferred stockholders	-	(200,000)	(300,000)
Net loss attributable to common stockholders	$(7,643,124)	$(5,583,535)	$(31,747,392)
Net loss attributable to common stockholders per share of common stock, basic and diluted:	$(0.88)	$(1.24)
Weighted average number of shares of common stock outstanding, basic and diluted	8,656,822	4,493,535

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

(Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013 and 2012 and for the period from June 24, 1998 (Inception) through December 31, 2013

	Preferred Stock		Common Stock		Additional	Deficit accumulated	Total
		Par		Par	Paid-in	during the	Stockholders’
	Shares	Value	Shares	Value	Capital	development stage	Equity
Balance at June 24, 1998 (Inception)	-	$-	-	$-	$-	$-	$-
Estimated fair value of services contributed by stockholders	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(100,000)	(100,000)
Balance at December 31, 1998	-	-	-	-	100,000	(100,000)	-

Estimated fair value of services contributed by stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(204,000)	(204,000)
Balance at December 31, 1999	-	-	-	-	300,000	(304,000)	(4,000)

Issuance of common stock at $0.256 per share in May and June 2000	-	-	23,437	23	5,977	-	6,000
Estimated fair value of services contributed by stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(213,092)	(213,092)
Balance at December 31, 2000	-	-	23,437	23	505,977	(517,092)	(11,092)

Estimated fair value of services contributed by stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(208,420)	(208,420)
Balance at December 31, 2001	-	-	23,437	23	705,977	(725,512)	(19,512)

Estimated fair value of services contributed by stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(228,217)	(228,217)
Balance at December 31, 2002	-	-	23,437	23	905,977	(953,729)	(47,729)

Estimated fair value of services contributed by stockholders	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	(207,196)	(207,196)
Balance at December 31, 2003	-	-	23,437	23	1,105,977	(1,160,925)	(54,925)

Estimated fair value of services contributed by stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(508,226)	(508,226)
Balance at December 31, 2004	-	-	23,437	23	1,505,977	(1,669,151)	(163,151)

Capital contributions	-	-	-	-	14,200	-	14,200
Issuance of common stock at $0.256 per share in August 2005	-	-	61,328	61	15,639	-	15,700
Exercise of stock options at $0.256 per share in August 2005	-	-	390	1	99	-	100
Estimated fair value of services contributed by stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(539,622)	(539,622)
Balance at December 31, 2005	-	-	85,155	85	1,935,915	(2,208,773)	(272,773)

Capital contributions	-	-	-	-	48,600	-	48,600
Exercise of stock options at $0.256 per share in June and July 2006	-	-	9,375	9	2,391	-	2,400
Estimated fair value of services contributed by stockholders	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(584,232)	(584,232)
Balance at December 31, 2006	-	-	94,530	94	2,386,906	(2,793,005)	(406,005)

Issuance of common stock at $0.256 per share during January and March 2007	-	-	99,609	100	25,400	-	25,500
Exercise of stock options and warrants at $0.256 per share in April and August 2007	-	-	976	1	249	-	250
Estimated fair value of services contributed by stockholders	-	-	-	-	175,000	-	175,000
Capital contributions	-	-	-		105,907	-	105,907
Forgiveness of notes payable and interest	-	-	-	-	241,701	-	241,701
Issuance of restricted common stock at $80.00 per share in August 2007	-	-	4,882	5	(5)	-	-
Issuance of common stock in connection with merger on September 17, 2007	-	-	46,249	46	(46)	-	-
Net proceeds from private placement offering issued at $100,000 per unit in September and October 2007	-	-	51,795	52	3,837,739	-	3,837,791
Issuance of common stock related to conversion of senior convertible notes payable and accrued interest	-	-	38,254	38	1,530,139	-	1,530,177
Beneficial conversion feature upon conversion of senior convertible notes payable	-	-	-	-	1,530,177	-	1,530,177
Issuance of common stock and warrants for consulting services in September 2007 at a value of $80.00 per share for stock transaction and $100,000 per unit for stock and warrant transaction	-	-	6,875	7	549,993	-	550,000
Stock-based compensation	-	-	-	-	184,522	-	184,522
Net loss	-	-	-	-	-	(4,284,540)	(4,284,540)
Balance at December 31, 2007	-	-	343,170	343	10,567,682	(7,077,545)	3,490,480

Net proceeds from private placement offering issued at $110,000 per unit in May 2008 and final costs of 2007 private placement offering	-	-	45,454	45	3,941,256	-	3,941,301
Adjustment and issuance of common stock, warrant and stock options related to consulting services agreement	-	-	(347)	-	(117,993)	-	(117,993)
Issuance of restricted stock at $28.00 per share in November 2008	-	-	625	1	(1)	-	-
Stock-based compensation	-	-	-	-	562,442	-	562,442
Net loss	-	-	-	-	-	(3,304,388)	(3,304,388)
Balance at December 31, 2008	-	-	388,902	389	14,953,386	(10,381,933)	4,571,842

Issuance of common stock and stock options related to consulting agreements	-	-	1,144	1	121,454	-	121,455
Exercise of stock options at $39.60 per share August 2009	-	-	1,250	1	49,499	-	49,500
Stock-based compensation	-	-	-	-	388,050	-	388,050
Net loss	-	-	-	-	-	(4,553,636)	(4,553,636)
Balance at December 31, 2009	-	-	391,296	391	15,512,389	(14,935,569)	577,211

Issuance of common stock and stock options related to consulting agreements	-	-	5,750	6	367,894	-	367,900
Issuance of restricted stock at $32.00 per share in October 2010	-	-	1,250	1	(1)	-	-
Stock-based compensation	-	-	-	-	547,895	-	547,895
Net loss	-	-	-	-	-	(2,531,228)	(2,531,228)
Balance at December 31, 2010	-	-	398,296	398	16,428,177	(17,466,797)	(1,038,222)

Forfeiture of unvested restricted stock in May 2011	-	-	(781)	-	3,332	-	3,332
Issuance of Series A Preferred Stock at $10,000 per share in December 2011	10	-	-	-	100,000	-	100,000
Preferred stock beneficial conversion feature	-	-	-	-	100,000	-	100,000
Accretion of preferred stock discount	-	-	-	-	-	(100,000)	(100,000)
Estimated fair value of stock options granted to former employees in forgiveness of liabilities	-	-	-	-	11,400	-	11,400
Stock-based compensation	-	-	-	-	177,421	-	177,421
Net loss	-	-	-	-	-	(953,936)	(953,936)
Balance at December 31, 2011	10	-	397,515	398	16,820,330	(18,520,733)	(1,700,005)

Loss from modification and extinguishment of debt	-	-	-	-	1,245,410	-	1,245,410
Conversion of convertible note at $0.68 per common share in February 2012	-	-	1,835,830	1,836	1,196,854	-	1,198,690
Round lot adjustment for reverse stock split, February 2012	-	-	1,402	1	(1)	-	-
Line of Credit conversion in April 2012 into common stock and warrant units at $3.95 per unit	-	-	193,046	193	762,341	-	762,534
April Private Placement, issuance of common stock and warrant units at $3.95 per unit, net of costs, in April 2012	-	-	2,011,691	2,011	7,931,834	-	7,933,845
Series A Preferred Stock conversion in June 2012	(10)	-	1,499,700	1,500	(1,500)	(200,000)	(200,000)
PCCA Purchase Agreement, sale of common stock at $4.80 per share, net of costs, in August 2012	-	-	832,682	833	3,981,253	-	3,982,086
Exercise of stock options	-	-	200	-	800	-	800
Stock-based compensation	-	-	-	-	2,156,612	-	2,156,612
Net loss	-	-	-	-	-	(5,383,535)	(5,383,535)
Balance at December 31, 2012	-	-	6,772,066	6,772	34,093,933	(24,104,268)	9,996,437

Cancelled common stock at $5.25 per share related to reverse stock split, February 2013	-	-	(35)	-	(191)	-	(191)
Public offering of common stock at $5.25 per share, net of costs of $596,281, in February and March 2013	-	-	2,116,000	2,116	9,454,435	-	9,456,551
Cashless exercise of stock options	-	-	219	-	-	-	-
Issuance of common stock related to consulting agreements	-	-	40,000	40	282,957	-	282,997
Stock-based compensation	-	-	2,114	2	3,018,066	-	3,018,068
Issuance of common stock upon vesting of RSUs	-	-	40,000	40	(40)	-	-
Net loss	-	-	-	-	-	(7,643,124)	(7,643,124)
Balance at December 31, 2013	-	$-	8,970,364	$8,970	$46,849,160	$(31,747,392)	$15,110,738

 The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the	For the	July 24, 1998
	Year Ended	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,643,124)	$(5,383,535)	$(31,447,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(176,505)
Amortization of prepaid consulting fees	293,138	-	1,100,746
Depreciation	5,659	2,944	11,757
Loss on extinguishment of debt	-	1,195,410	1,195,410
Non-cash interest on notes payable	-	24,658	1,730,892
Stock-based compensation	2,841,835	2,156,612	7,127,263
Payments made on behalf of Company by related party	-	-	254,142
Changes in assets and liabilities:
Prepaid expenses and other current assets	(16,964)	(46,755)	(218,516)
Accounts payable and accrued expenses	(239,800)	231,435	412,032
Accrued payroll and related liabilities	320,312	18,391	425,294
Deferred revenue	-	(100,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(4,438,944)	(1,900,840)	(17,109,877)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investment	(50,000)	-	(50,000)
Purchases of furniture and equipment	(20,003)	(15,492)	(38,649)
NET CASH USED IN INVESTING ACTIVITIES	(70,003)	(15,492)	(88,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for cancelled common stock	(191)	-	(191)
Proceeds from issuance of notes payable to a related party	-	450,000	976,300
Proceeds received in connection with debt modification	-	50,000	50,000
Proceeds from issuance of preferred stock	-	-	100,000
Proceeds from notes payable	-	-	2,500,000
Preferred stock deemed dividend paid at conversion	-	(200,000)	(200,000)
Cash advances from related party	-	-	27,537
Repayment of advances from related party	-	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	-	800	100,250
Proceeds from issuance of common stock and warrants for cash, net of offering costs	10,052,832	11,504,987	29,336,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,052,641	11,805,787	32,777,835
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,543,694	9,889,455	15,579,309
CASH AND CASH EQUIVALENTS, beginning of period	10,035,615	146,160	-
CASH AND CASH EQUIVALENTS, end of period	$15,579,309	$10,035,615	$15,579,309
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,600	$1,600	$13,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$319,786	$-	$751,793
Deferred offering costs in connection with equity offering recorded in accounts payable	$-	$185,337	$-
Conversion of related party accounts payable into common stock	$-	$56,087	$56,087
Conversion of notes payable and accrued interest into common stock	$-	$1,905,137	$3,435,314
Forgiveness of notes payable and accrued interest to shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$-	$100,000
Related party acquisition of Phase 3 liabilities	$-	$-	$56,087
Conversion of preferred stock into common stock	$-	$1,500	$1,500
Reclassification of deferred offering costs to additional paid-in capital in connection with equity offering	$596,281	$-	$596,281
Issuance of common stock for consulting services previously included in accounts payable and accrued expenses	$139,444	$-	$139,444

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012 and the period from July 24, 1998 (Inception) through December 31, 2013

NOTE 1. ORGANIZATION

Imprimis Pharmaceuticals, Inc. (“Imprimis” or the “Company”) is a company focused on meeting unmet patient needs through the development and commercialization of innovative proprietary sterile and topical drug formulations and technologies that are customized for patients. The Company expects to deliver its proprietary formulations to the market through one or more commercialization pathways, including through a network of compounding pharmacies that it seeks to establish by acquisition or commercial relationships and/or, to the extent there is a reasonable development pathway, through traditional marketing and selling channels following U.S. Food and Drug Administration approval of a drug formulation. The Company’s network of innovators includes inventive physicians and pharmacists who understand patient needs in clinical settings. Working collaboratively with inventors, we identify and evaluate intellectual property related to potential drug formulations and technologies, assess the relevant market, and seek to validate the clinical experience of a development candidate outside of the inventor’s medical or pharmacy practice before investing in commercialization activities. The Company has acquired formulations in ophthalmology, wound management and urology that it believes may offer competitive advantages over commercially available formulations, and is actively pursuing additional development opportunities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On February 28, 2012, the Company changed its name from Transdel Pharmaceuticals, Inc. to Imprimis Pharmaceuticals, Inc. All references to Transdel Pharmaceuticals, Inc. have been changed to Imprimis Pharmaceuticals, Inc. to reflect the Company’s current name. On February 28, 2012, the Company effected a one-for-eight reverse stock split and on February 7, 2013, the Company effected a one-for-five reverse stock split. All share and per share amounts in these consolidated financial statements and notes reflect the effects of these reverse stock splits.

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

Effective on September 17, 2007, and for all reporting periods thereafter, Imprimis’ operating activities, including any prior comparative period, include only those of Transdel Holdings. All references to share and per share amounts in the accompanying consolidated financial statements and notes have been restated to reflect the aforementioned Merger. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has incurred recurring operating losses, has had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company has a deficit accumulated during the development stage of approximately $31.7 million at December 31, 2013, and anticipates incurring further losses in the 2014 fiscal year. The Company has not yet generated significant sales revenue and has funded its operating losses to date through debt and equity offerings and borrowings under a prior line of credit. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, and other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

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

Revenue Recognition and Deferred Revenue

The Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company believes it will not generate significant revenues until the Company is able to commercialize one or more of its compounded formulations, which will require, among other things, effective sales and marketing support.

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

During the year ended December 31, 2013, the Company recorded $10,000, in revenues, for non-refundable royalty advances. In January 2013, the Company entered into a license agreement with ResolutionMD, LLC granting ResolutionMD, LLC rights to its Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company received $10,000 as a guaranteed minimum royalty amount for fiscal 2013 and, if applicable, additional royalty payments based on a percent (generally, 5%-7%) of net sales of any products covered under the license agreement. The Company did not earn or receive additional royalties in 2013. The license agreement with ResolutionMD, LLC, unless terminated earlier, has a term of ten years following the first commercial sale of a product that is covered under the license agreement.

During the year ended December 31, 2012, the Company recorded $100,000 in revenues for non-refundable royalty advances under a license agreement that was terminated in January 2012, which amounts were received in December 2010 and April 2011 and recorded as deferred revenue.

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2013, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2013 and 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2013 and 2012. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the federal and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2013, the Company had approximately $15.3 million in cash deposits in excess of FDIC limits.

Deferred Offering Costs

On July 25, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (as amended, the “Registration Statement”) in connection with an underwritten public offering of its common stock (the “Public Offering”). At December 31, 2012, the Company had deferred offering costs of $596,281 for legal, accounting and other expenses directly related to the Public Offering. The Public Offering closed on February 13, 2013 (see Note 6), and these deferred offering costs and any other costs directly associated with the Public Offering subsequent to December 31, 2012 were netted against the cash proceeds to the Company arising from the Public Offering. As a result, there were no deferred offering costs at December 31, 2013.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over an estimated useful life ranging from three to five years. During the years ended December 31, 2013 and 2012, the Company recorded depreciation expense of $5,659 and $2,944, respectively.

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

At December 31, 2013 and 2012, the Company did not have any financial assets or liabilities which are measured on a recurring basis. At December 31, 2013 and 2012, the Company’s financial instruments include cash and cash equivalents, a restricted short-term investment, accounts payable and accrued expenses, and accrued payroll and related liabilities. The carrying amount of these financial instruments, except for the restricted short-term investment, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investment is carried at amortized cost which approximates fair value.

Beneficial Conversion Features and Debt Discounts

The convertible features of debt can provide for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF were recorded as discounts from the face amount of the applicable debt instrument. The Company amortized the discount using the effective interest method through maturity of such instruments.

Stock-Based Compensation

All stock-based payments to employees and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. The fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid stock-based consulting expenses in its consolidated balance sheets.

The Company recorded stock-based compensation expense related to equity instruments granted to employees, directors and consultants as follows:

			For the Period From
	For the Years Ended		July 24, 1998 (Inception)
	December 31,		through December 31,
	2013	2012	2013
Employees - selling, general and administrative	$1,520,746	$384,859	$3,297,058
Employees - research and development	156,568	250,380	1,021,619
Directors - selling, general and administrative	399,986	1,225,350	1,748,028
Consultants - selling, general and administrative	843,301	137,745	1,788,654
Consultants - research and development	214,372	158,278	372,650
Total	$3,134,973	$2,156,612	$8,228,009

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” methods) from convertible notes, preferred stock, stock options, unvested RSUs and warrants were 3,539,800 and 1,682,678 at December 31, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted loss per share of common stock for the years ended December 31, 2013 and 2012:

	For the	For the
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Net loss	$(7,643,124)	$(5,383,535)
Deemed dividend to preferred stockholders	-	(200,000)
Numerator – net loss attributable to common stockholders	$(7,643,124)	$(5,583,535)
Denominator – weighted average number of shares outstanding, basic and diluted	8,656,822	4,493,535
Net loss per share, basic and diluted	$(0.88)	$(1.24)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, valuation of deferred taxes, realization of long-lived assets, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the 2013 consolidated financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to enhance disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of ASU 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial statements.

Recently Announced Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its consolidated financial statements and disclosures.

Proposed Amendments to Current Accounting Standards. The FASB is currently developing amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in the year ended December 31, 2014. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

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

In November 2013, the FASB issued an exposure draft, Development Stage Entities. The amendments in this proposed update would remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the proposed amendments would eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclosed in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The comment period for this exposure draft was closed in December 2013. As the standard setting process is still ongoing, the Company is unable to determine the impact this proposed change will have in the Company’s consolidated financial statements at this time.

NOTE 3. RESTRICTED SHORT-TERM INVESTMENT

The restricted short-term investment at December 31, 2013 consists of a certificate of deposit, which is classified as held-to-maturity. At December 31, 2013, the restricted short-term investment was recorded at amortized cost which approximates fair value.

At December 31, 2013, the certificate of deposit of $50,097 was classified as a current asset. The certificate of deposit is required as collateral under the Company’s corporate credit card agreement and automatically renews every twelve months.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	December 31, 2013	December 31, 2012
Accounts payable	$261,924	$342,470
Accrued offering costs	-	185,337
Deferred rent	-	2,477
Other accrued expenses	50,000	21,440
Stock-based compensation accrual	-	139,444
Total accounts payable and accrued expenses	$311,924	$691,168

There were 20,000 shares of the Company’s restricted common stock underlying the stock-based compensation accrual at December 31, 2012. The stock-based compensation expense related to restricted common stock issuances and accruals was $143,553 and $139,444 during the years ended December 31, 2013 and 2012, respectively.

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

Convertible Note – April 2010 – Former Related Party

On April 5, 2010, the Company issued a Senior Convertible Promissory Note (the “Note”) to Alexej Ladonnikov in a private placement. The Note included an annual interest rate of 7.5% and (unless converted or prepaid, as noted below) all principal and interest was due and payable on its maturity date of April 5, 2012 (“Maturity Date”). At any time prior to the Maturity Date, the investor had the right to convert all or a portion of the outstanding principal and accrued interest at a conversion ratio of one share of the Company’s common stock for each $40 (the fair market value of the Company’s common stock on April 5, 2010) owed. Also, at any time prior to the Maturity Date, the Company had the option to prepay the outstanding principal and accrued interest. The Company received gross proceeds from the issuance of the Note in the aggregate amount of $1,000,000. There were no discounts or commissions paid in connection with this private placement. There was no accrued interest on the Note at December 31, 2012, and interest expense on the Note for the year ended December 31, 2012 was $12,124. Following the Company’s bankruptcy petition filed June 26, 2011, as well as the change in ownership control following the issuance of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to DermaStar International, LLC (“Derma Star”), the entire unpaid principal sum of this Note, together with its accrued and unpaid interest became immediately due and payable.

In January 2012, Derma Star acquired 80% of the Note in a private transaction with Mr. Ladonnikov. On January 25, 2012, the Board of Directors of the Company approved, and the Company entered into, separate waiver and settlement agreements with Derma Star and Mr. Ladonnikov, the two parties holding the Note.

In connection with each of the waiver and settlement agreements, the holders of the Note each agreed to forever waive their rights to (i) accelerate the entire unpaid principal sum of the Note and all accrued interest pursuant to Section 1 of the Note related to the Company’s bankruptcy petition filed June 26, 2011, (ii) Section 7 of the Senior Convertible Note Purchase Agreement dated April 5, 2010, regarding the designation and creation of the Series A Preferred Stock and (iii) certain conversion rights pursuant to Section 3 of the Note related to the change of control that resulted from the sale of the Series A Preferred Stock.

Pursuant to the terms of the waiver and settlement agreement by and between the Company and DermaStar, DermaStar and the Company agreed to the mandatory conversion of the eighty percent (80%) of the principal and accrued and unpaid interest of the Note held by DermaStar, at such time as (and not until) the Company has a sufficient number of authorized shares of common stock to effect such a conversion, into common stock of the Company at a conversion price of approximately $0.6668 (“DermaStar Conversion Price”). Additionally, Derma Star agreed to a mandatory conversion of an additional $56,087 of accounts payable of the Company (“AP Conversion”) held by DermaStar, at such time as (and not until) the Company had a sufficient number of authorized common shares for such conversion. The AP Conversion was made at the DermaStar Conversion Price.

On February 28, 2012, the Company issued 1,454,962 shares of common stock to DermaStar as payment in full for its 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and $56,087 in the Company’s accounts payable. The Company determined this to be a substantial modification to the debt instruments and applied debt extinguishment accounting to record a loss on extinguishment of debt of $856,087 for the year ended December 31, 2012.

Pursuant to the terms of the waiver and settlement agreement by and between the Company and Mr. Ladonnikov, Mr. Ladonnikov and the Company agreed to the mandatory conversion of the twenty percent (20%) of the principal and accrued and unpaid interest of the Note held by Mr. Ladonnikov, at such time as (and not until) the Company had a sufficient number of authorized shares of common stock to effect such conversion, into common stock of the Company at a conversion price of $0.60. Additionally, Mr. Ladonnikov agreed to make a one-time payment to the Company, at such time as the Note was converted into the Company’s common stock, of $50,000.

On February 28, 2012, the Company received payment from Mr. Ladonnikov of $50,000 and issued 380,868 shares of common stock to Mr. Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521). The Company determined this to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a loss on extinguishment of debt of $150,000 ($200,000 Note principal balance less $50,000 cash payment received) for the year ended December 31, 2012.

Secured Line of Credit – Former Related Party

On November 21, 2011, the Company entered into a Secured Line of Credit Letter Agreement (the “Line of Credit Agreement”) with DermaStar. The Line of Credit Agreement became effective on December 10, 2011. The line of credit was secured by a blanket security interest in all of the Company’s assets, including its intellectual property. The Line of Credit Agreement provided for advances to the Company of up to an aggregate of $750,000 (each an “Advance” and collectively the “Loan”), subject to the satisfaction by the Company of certain conditions in connection with the initial Advance and each subsequent Advance. Each Advance was made pursuant to a promissory note in favor of DermaStar. The Company received advances totaling $750,000 up to April 25, 2012 (the date of the conversion thereof). The promissory notes accrued interest at 10% annually and had maturity dates of one year after the effective dates of the applicable Advance. There was no accrued interest on the promissory notes at December 31, 2012 and interest expense for the year ended December 31, 2012 was $12,534.

As of April 20, 2012, the aggregate principal balance owed under the Line of Credit was $750,000. Effective April 20, 2012, the Company and DermaStar entered into a Promissory Note Conversion Agreement (the “Conversion Agreement”) wherein the parties agreed that the entire outstanding principal balance of the promissory notes issued in favor of DermaStar pursuant to the Line of Credit Agreement and all related accrued interest, totaling $762,534, would be converted into shares of common stock and a warrant to purchase common stock. Pursuant to the Conversion Agreement, on April 25, 2012 and upon conversion of the outstanding principal balance and unpaid interest under the Line of Credit Agreement, DermaStar was issued a total of 193,046 shares of the Company’s common stock and a related warrant to purchase up to an additional 48,262 shares of the Company’s common stock. The warrant has an exercise price of $5.925 per share and a three year term. The Line of Credit Agreement has been terminated.

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

NOTE 6. STOCKHOLDERS’ EQUITY

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

The following is a summary of common stock and capital contribution transactions from inception through December 31, 2013:

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

On May 13, 2011, the Board of Directors accepted the resignation of Dr. Bonfiglio, Ph.D. as Chief Executive Officer and President of the Company and as a director on the Board of Directors. As a result of Dr. Bonfiglio’s resignation, of the 1,250 shares of restricted stock awarded to him, 469 shares had vested and 781 shares were returned to treasury and cancelled effective his date of resignation. For the year ended December 31, 2011, the Company recorded stock-based compensation expense related to the issuance and partial vesting of the restricted stock award of $3,332.

On February 28, 2012, the Company issued 380,868 shares of common stock to Alexej Ladonnikov as payment in full for his 20% ownership of the Note ($200,000) and its related accrued interest ($28,521). See Note 5.

On February 28, 2012, the Company issued 1,454,962 shares of common stock to DermaStar as payment in full for its 80% ownership of the Note ($800,000), its related accrued interest ($114,082) and conversion of $56,087 in the Company’s accounts payable. See Note 5.

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

On April 25, 2012, the Company converted debt totaling $762,534 (including accrued interest of $12,534) owed to DermaStar, a related party, into 193,046 shares of the Company’s common stock and a related warrant to purchase 48,262 shares of the Company’s common stock at an exercise price of $5.925 per share (see Note 5).

On August 30, 2012, the Company entered into a License Agreement (the “PCCA License Agreement”) and a Stock Purchase Agreement (the “PCCA Purchase Agreement”) in a strategic transaction with Professional Compounding Centers of America, Inc. (“PCCA”) (the “PCCA Transaction”). Pursuant to the terms of the PCCA Purchase Agreement, on August 31, 2012, the Company issued and sold to PCCA 832,682 shares of its common stock at a per share purchase price of $4.8038, for aggregate proceeds, net of offering costs, of approximately $3,980,000.

On December 11, 2012, the Company issued 200 shares of common stock at a price of $4.00 per share for gross proceeds of $800 for stock option exercises.

In February 2013, the Company issued 219 shares of common stock to net settle common stock options to purchase 1,030 shares of common stock with an exercise price of $4.00 per share pursuant to a cashless exercise provision.

During February and March 2013, the Company made payments totaling $191 in connection with cancelled, fractional share amounts of common stock (35 common stock share equivalents) in connection with the one-for-five reverse stock split effected February 7, 2013.

On February 13, 2013, the Company closed the Public Offering and issued an aggregate of 1,840,000 shares of its common stock at a per share price to the public of $5.25, and received net proceeds of $8,140,435 after deducting underwriter fees and commissions and other offering expenses. The underwriters also exercised their option to purchase an additional 276,000 shares of common stock from the Company at $5.25 per share to cover over-allotments on March 14, 2013. Net cash proceeds from the exercise of the over-allotment option were $1,316,116. On February 7, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with MDB Capital Group, LLC in connection with the Public Offering. As contemplated by the Underwriting Agreement, at the closing of the Public Offering and the over-allotment exercise, the underwriters received warrants (the “Underwriter Warrants”) to purchase an aggregate of 179,860 shares, or 8.5% of the number of shares sold in the offering (including 8.5% of shares sold pursuant to their over-allotment option). The Underwriter Warrants are exercisable at $5.25 per share (100% of the price of the common stock sold in the offering), commencing on the effective date of the offering and expire five years from the effective date of the offering.

During June 2013, the Company issued 40,000 shares of common stock to Mark Baum, the Company’s Chief Executive Officer and a director, related to vesting of RSUs.

During the year ended December 31, 2013, the Company issued 40,000 restricted shares of common stock to Dr. Robert Kammer, a director, valued at $282,997, in consideration for consulting services provided during the years ended December 31, 2013 and 2012.

During September 2013, the Company issued 2,114 restricted shares of common stock to a consultant, valued at $10,750, in consideration for consulting services provided during the year ended December 31, 2013. The fair value of the shares of common stock issued was recorded as stock-based compensation during the year ended December 31, 2013.

Preferred Stock

At December 31, 2013 and 2012, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares issued and outstanding.

Series A Preferred Stock – Converted – Former Related Party

The Series A Preferred Stock had the rights and preferences identified in the Certificate of Designation to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 9, 2011. Among other things, the Certificate of Designation (i) authorizes 10 shares of the Company’s preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) grants the holders of the Series A Preferred Stock the right to convert into the Company’s common stock at a conversion price of approximately $0.06668, as adjusted; (iii) grants a liquidation preference of $10,000 per share of Series A Preferred Stock; (iv) provides that the holders of Series A Preferred Stock shall vote with the holders of the Company’s common stock on an “as converted basis”; and (v) provides that the affirmative vote of a majority of the outstanding shares of the Series A Preferred Stock is required to approve certain corporate matters including, among other things, changes to the rights of the holders of the Series A Preferred Stock, amendments to the Company’s Amended and Restated Certificate of Incorporation or Bylaws, issuance of priority or parity securities, issuance of debt securities, entry into certain fundamental transactions and increase or decrease in the size of the Company’s Board of Directors.

In partial consideration for and in connection with the Line of Credit Agreement described in Note 5, on November 21, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with DermaStar, a former related party, pursuant to which the Company agreed to issue ten (10) shares of newly-designated Series A Preferred Stock to DermaStar for an aggregate purchase price of $100,000. The Purchase Agreement, as amended, became effective on December 9, 2011. On December 12, 2011, the Company and DermaStar consummated the transactions contemplated by the Purchase Agreement. On December 31, 2011 and made effective November 21, 2011, the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”). Pursuant to the terms of the Amendment, DermaStar agreed not to convert more than five (5) shares of Series A Preferred Stock into common stock until such time as the Company has a sufficient number of authorized shares of common stock to enable the conversion of all ten shares of Series A Preferred Stock held by DermaStar. The five shares of preferred stock could be converted into 749,850 shares of common stock, which represented approximately 65% of the capital stock of the Company on an as-converted basis at the time of issuance.

The Company recorded a BCF of $100,000 to the preferred stock purchase and recorded a preferred stock discount. As the preferred stock did not have a stated redemption date, the associated discount was amortized from the date of issuance to the earliest possible conversion date, which is the date of issuance and recognized as a deemed dividend to the preferred stockholders using the effective yield method. Accordingly, the Company recorded non-cash accretion of preferred stock deemed dividend totaling $100,000 in 2011, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders and additional paid-in capital by a corresponding $100,000. The non-cash accretion of the preferred stock deemed dividend did not have an effect on cash flows for the year ended December 31, 2011.

On June 29, 2012, DermaStar converted the 10 shares of Series A Preferred Stock held by it into 1,499,700 shares of the Company’s common stock. In connection with the conversion, the Company paid to DermaStar $200,000 as partial consideration for the conversion pursuant to a conversion agreement. Immediately following the conversion of the Series A Preferred Stock, all 10 shares were retired to the Company’s treasury and cancelled. The Company recognized the $200,000 payment as additional consideration transferred in the transaction in excess of the fair value of the consideration issuable in accordance with the original conversion terms. As a result, the cash payment to DermaStar was recorded as a deemed preferred stock dividend. Accordingly, the Company recorded a deemed preferred stock dividend at the date of conversion, June 29, 2012, totaling $200,000, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of December 31, 2013, the Plan provides for the issuance of a maximum of an aggregate of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,276,688 shares available for future issuances under the Plan at December 31, 2013.

A summary of the Plan activity with respect to options to purchase common stock for the year ended December 31, 2013 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2013	905,806	$5.26
Options granted	697,453	$6.41
Options exercised	(1,030)	$4.00
Options cancelled/forfeited	(273,439)	$7.95
Options outstanding - December 31, 2013	1,328,790	$5.31	5.91	$140,000
Options exercisable	878,891	$4.53	4.30	$140,000
Options vested and expected to vest	1,283,800	$5.26	5.80	$140,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2013, based on the closing price of the Company’s common stock of $3.36 on that date.

During fiscal years 2013 and 2012, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the applicable quotation system of securities exchange on which the common stock was then quoted or listed, at the grant date and have contractual terms ranging from 3 to 10 years. Vesting terms for options granted in fiscal year 2012 to employees, directors and consultants typically included monthly vesting over periods ranging from 12-36 months or quarterly vesting over 12 months. Vesting terms for options granted in fiscal year 2013 to employees, directors and consultants typically included one of the following vesting schedules: 25% or 33% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 67% or 75%, respectively, of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over two or three years, respectively; quarterly vesting over a three year period; or monthly, quarterly or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Prior to April 1, 2013, expected volatilities were based on historical volatility of the Company’s common stock and other factors. Following April 1, 2013, the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it has significantly changed its business operations and focus, and as a result, it currently has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees and directors:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Weighted-average fair value of options granted	$6.04	$3.20
Expected terms (in years)	5.8 - 7	2.5 - 5.5
Expected volatility	102 - 123%	219 - 360%
Risk-free interest rate	0.86 - 2.05%	0.31 - 1.03%
Dividend yield	-	-

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Weighted-average fair value of options granted	$5.63	$7.48
Expected terms (in years)	2.33 - 10	4.25 - 5
Expected volatility	80 - 366%	306 - 361%
Risk-free interest rate	0.30 - 2.45%	0.48 - 1.03%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40-3.20	250,000	5.57	$2.80	250,000	$2.80
$3.60 - $4.51	662,116	4.47	$4.13	518,335	$4.13
$6.00 - $9.00	402,271	8.49	$8.11	96,153	$8.17
$10.75	7,603	3.96	$10.75	7,603	$10.75
28.00 - $80.00	6,800	6.13	$40.86	6,800	$40.86
	1,328,790	5.91	$5.31	878,891	$4.53

As of December 31, 2013, there was approximately $1,680,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.6 years. The stock-based compensation for all stock options was $1,689,756 and $1,792,993 during the years ended December 31, 2013 and 2012, respectively.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market based vesting criteria. The grant-date fair value of the RSUs, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period. Unvested portions of RSUs issued to consultants are remeasured on an interim basis until vesting criteria is met. On May 2, 2013, the Board of Directors of the Company amended and restated the Plan to provide for the issuance of RSUs under the Plan.

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

Concurrent with the issuance of the 450,000 RSUs, Mr. Baum agreed to cancel 120,000 unvested RSUs previously granted to Mr. Baum in July 2012. As a result, the Company has treated the issuance of the 450,000 RSUs as a modification of the RSU grant made to Mr. Baum in July 2012. The total compensation cost to be recognized by the Company is equal to the original grant date fair value of the canceled RSUs plus any incremental cost calculated as the excess of the fair value of the 450,000 RSUs over the fair value of the canceled 120,000 RSUs on the modification date, which is September 27, 2013. The initial fair value of the 450,000 RSUs pursuant to the Baum Performance Equity Award granted to Mr. Baum was $189,000. No incremental cost was associated with the exchange of RSUs as the fair value prior to modification was more than after the modification. As of December 31, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested 450,000 RSUs grant is $156,508. The 450,000 RSUs pursuant to the Baum Performance Equity Award were valued using a Monte Carlo Simulation with a three year life, 75% volatility and a risk free interest rate of 0.64%.

The initial fair value of the 200,000 RSUs and 600,000 RSUs pursuant to the Baum Performance Equity Award granted to Mr. Baum was $3,515,090 and as of December 31, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested RSUs grants is $2,773,914. The 600,000 RSUs pursuant to the Baum Performance Equity Award were valued using a Monte Carlo Simulation with a three year life, 75% volatility and a risk free interest rate of 0.30%.

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

The initial value of the 100,000 RSUs with market-based vesting conditions granted to the consultant was $288,000, and as of December 31, 2013 the remeasured fair value of those RSUs was $10,080. The amount of unamortized stock-based compensation that has not been expensed related to the unvested RSU grant is $7,140. The 100,000 RSUs are valued using a Monte Carlo Simulation with a 2 year life (based on the grant date), 75%-85% volatility and risk free interest rates of 0.13%-0.36%.

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

In September and October 2013, two directors resigned and forfeited all 6,865 (13,730 RSUs total) unvested RSUs previously held.

In October 2013, the Company issued 8,947 RSUs to Peter C. Kenny, for his service to the Company as a director, with an aggregate fair value of $39,814. The RSUs vest in full 13 months from the date of grant subject to the director being in continuous service with the Company and have certain deferral features intended to be compliant with Internal Revenue Code Section 409A.

In November 2013, the Company issued 10,418 RSUs to certain employees with an aggregate fair value of $42,498. The RSUs have a three year vesting term, whereby they vest in equal installments on an annual basis.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2013 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding - January 1, 2013	200,000	$3.25
RSUs granted	1,403,690	$3.24
RSUs vested	(40,000)	$3.25
RSUs cancelled/forfeit	(173,730)	$3.62
Balance at December 31, 2013	1,389,960	$3.19

On July 18, 2012, a consultant was issued 40,000 RSUs valued at $130,000, and on September 30, 2013, these RSUs were cancelled.

As of December 31, 2013, the total unrecognized compensation expense related to unvested RSUs was approximately $3,105,000 (including recognized and unrecognized expenses of the remeasured fair value of consultant RSUs) which are expected to be recognized over a weighted-average period of 2.23 years, based on estimated vesting schedules. The stock-based compensation for RSU’s was $822,137 and $363,619 during the years ended December 31, 2013 and 2012, respectively.

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

A summary of the activity of the warrants for the year ended December 31, 2013 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2013	556,872	$7.66
Granted	269,860	$5.97
Exercised	-
Expired	(5,682)	$176.00
Warrants outstanding and exercisable - December 31, 2013	821,050	$5.94
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2013	2.19

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing the warrants issued to consultants:

Year Ended
December 31, 2013
Weighted-average fair value of warrants granted	$5.12
Expected terms (in years)	2.6-5
Expected volatility	85%-346%
Risk-free interest rate	0.32%-1.31%
Dividend yield	-

A list of the warrants outstanding as of December 31, 2013 is included in the table below:

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

The stock-based compensation for warrants was $468,777 and $0 during the years ended December 31, 2013 and 2012.

NOTE 7. INCOME TAXES

The Company is subject to taxation in the United States and California. The provision for income taxes for the years ended December 31, 2013 and 2012 are summarized below:

	December 31, 2013	December 31, 2012
Current:
Federal	$-	$-
State	-	1,600
Total current	$-	$1,600

Deferred:
Federal	$8,075,342	$6,184,420
State	2,233,726	1,128,730
Change in valuation allowance	(10,309,068)	(7,313,150)
Total deferred	-	-
Income tax provision (benefit)	$-	$1,600

Income taxes for the years ended December 31, 2013 and 2012, are recorded in selling, general, and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31, 2013	December 31, 2012
U.S. federal statutory tax rate	35.00%	35.00%
Benefit of lower tax brackets	(1.00)%	(1.00)%
State tax benefit, net	0.00%	(0.02)%
Research and development credits	0.43%	0.00%
Employee stock based compensation	(4.72)%	(2.59)%
Loss on debt conversion	0.00%	(7.55)%
Other	(0.08)%	(0.04)%
Valuation allowance	(29.63)%	(21.03)%
Effective income tax rate	0.00%	2.77%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
NOL’s	$7,364,058	$5,438,500
Depreciation and amortization	(340)	-
Other	129,191	33,570
Research & development credits	563,485	473,500
Deferred stock compensation	2,252,674	1,367,580
Unrealized gain or loss on investments	-	-
Total deferred tax assets	10,309,068	7,313,150
Valuation allowance	(10,309,068)	(7,313,150)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,000,000 and $1,100,000 in 2013 and 2012, respectively.

As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of $18,950,992 which expire beginning in the year 2027 and federal research and development tax credits of $358,720 which expire beginning in the year 2026. As of December 31, 2013, the Company had net operating loss carryforwards for state income tax purposes of $15,780,906 which expire beginning in the year 2017 and state research and development tax credits of $310,249 which do not expire.

The deferred tax asset at December 31, 2013 does not include approximately $40,000 and $40,000 of excess tax benefits from employee stock option exercises and RSU vests that are a component of the federal and California net operating loss carryover, respectively. The Company’s stockholders’ equity balance will be increased if and when such excess tax benefits are ultimately realized.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses ad credits before their utilization. The Company has not performed an analysis to determine the limitation of the net operating loss and research development credit carryforwards.

In June 2006, the FASB issued interpretation ASC 740-10-50 “Accounting for Uncertainty in Income Tax”. This pronouncement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 7410-10-50. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. ASC 740 also provides guidance on decrecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction. The Company adopted ASC 740-10-50 effective January 1, 2009. In accordance with ASC 740-10-50, the Company is classifying interest and penalties as a component of tax expense. There was no interest or penalties accrued at the adoption date and at December 31, 2013 and 2012.

The Company did not have any unrecognized tax benefits of as of December 31, 2013 and 2012, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Commitments

In April 2013, the Company entered into a lease agreement for 3,874 square feet of office space from May 1, 2013 to September 30, 2016, effective May 1, 2013. Monthly rent began on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. Rent expense for the years ended December 31, 2013, 2012 and the period from Inception through December 31, 2013 was $103,191, $32,467 and $379,613, respectively. The following represents future annual minimum lease payments as of December 31, 2013:

2014	$95,168
2015	109,131
2016	100,351
Total	$304,650

The Company previously leased an office facility under a noncancelable operating lease, which had an expiry date of February 28, 2014, with $3,715 due monthly until expiration. In August 2013, the Company made a one-time payment of $7,000 as consideration to terminate this lease prior to its expiration date and as a result no future amounts are due under this lease.

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company’s consolidated financial position and results of operations.

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

PCCA License Agreement

Pursuant to the terms of the PCCA License Agreement, PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products, which royalties range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the PCCA License Agreement if the Company fails to commence efforts to research and develop future products within certain time periods, as set forth in the PCCA License Agreement.

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a Strategic Alliance Agreement (the “Agreement”) with PCCA. Under the Agreement, PCCA has agreed that during the term of the Agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and to further provide certain key technical assistance to a potential development project associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The Agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal.

Asset Purchase Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Pharmacies”) through multiple asset purchase agreements. The asset purchase agreements provide that the Pharmacies will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, the Company has acquired a right of first refusal on additional intellectual property and drug development opportunities presented by these Pharmacies.

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Pharmacies based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first Investigational New Drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Pharmacies, a payment payable within 30 days after the Company files the first New Drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Pharmacies, has not filed an IND or, for the remaining Pharmacies, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Pharmacies for any product based on the acquired intellectual property, the Pharmacies may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Pharmacies.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2013 through the issuance date of this Annual Report. Based on the Company’s evaluation, nothing other than the events described below need to be disclosed.

During January, February and March of 2014, the Company issued a total of 112,187 shares of common stock for gross proceeds of $330,854 for stock option exercises.

During March 2014, the Company issued 3,164 shares of common stock for gross proceeds of $18,747 for warrant exercises.

Pharmacy Creations Acquisition

On February 10, 2014, the Company entered into a Membership Interest Purchase Agreement (the “PC Purchase Agreement”) to acquire all of the outstanding membership interests of Pharmacy Creations, LLC (“Pharmacy Creations”) from J. Scott Karolchyk and Bernard Covalesky (the “Sellers”, and such transaction, the “PC Acquisition”). The acquisition of Pharmacy Creations, a compounding pharmacy located in Randolph, New Jersey, permits the Company to make and dispense its proprietary drug formulations and other novel pharmaceutical solutions in those states in which Pharmacy Creations is authorized to operate. The Company expects to close the PC Acquisition on April 1, 2014.

Under the PC Purchase Agreement, the Company, at closing, is obligated to pay to the Sellers an aggregate cash purchase price of $600,000. In addition, the Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions, as follows:

●	A contingent cash payment of $50,000, payable if Pharmacy Creations earns revenue of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,910 shares of our common stock, issuable only if the following revenue milestones are met:

●	if Pharmacy Creations earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

●	if Pharmacy Creations earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of our common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

35

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

2.2	Membership Interest Purchase Agreement, dated February 10, 2014, among John Scott Karolchyk and Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 11, 2014)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission September 13, 2007)

3.2*	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc.

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective on February 7, 2013 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 8, 2013)

10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.7	Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.8	Waiver and Settlement Agreement, effective as of January 25, 2012, by and between Imprimis Pharmaceuticals, Inc. and Alexej Ladonnikov (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.9#	Employment Agreement, effective as of February 1, 2012, by and between Imprimis Pharmaceuticals, Inc. and Andrew Boll (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 10, 2012)

10.10#	Advisory Agreement, effective as of April 1, 2012, by and between Imprimis Pharmaceuticals, Inc. and Dr. Robert Kammer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.11#	Amendment to Advisory Agreement, dated July 24, 2012, by and between Imprimis Pharmaceuticals, Inc. and Dr. Robert Kammer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on July 24, 2012)

10.12	Promissory Note Conversion Agreement, dated as of April 20, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC (incorporated herein by reference to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 27, 2012)

10.13	Securities Purchase Agreement, dated as of April 20, 2012, by and between Imprimis Pharmaceuticals, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

36

10.14	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.15	Conversion Agreement, dated June 29, 2012, by and between Imprimis Pharmaceuticals, Inc. and DermaStar International, LLC (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.16#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.17#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.18	License Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)

10.19	Stock Purchase Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)

10.20	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)

10.21	Strategic Alliance Agreement, dated February 18, 2013, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 21, 2013)

10.22#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.23#	Performance Stock Unit Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.24+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.25+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.26	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.27*+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC

10.28*	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc.

10.29*	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Principal Accounting and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
+	Confidential treatment has been granted or requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from this filing or the filing that is incorporated by reference, as applicable. A complete copy of this exhibit, including the redacted terms, has been separately filed with the SEC.

37