Form 10-K/A
period 2013-12-31
Imprimis Pharmaceuticals, Inc.
filed 2014-04-30
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35814

IMPRIMIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of April 29 2014, there were 9,100,731 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Imprimis Pharmaceuticals, Inc. (the “Company,” “Imprimis,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014 (the “Original 10-K”) to include information required by Part III of Form 10-K. Other than with respect to the inclusion of the Part III information contained herein and the filing of the related certifications, this Amendment makes no other changes to the Original 10-K, does not modify or update any information in the Original 10-K in any way and does not reflect events occurring after the filing of the Original 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Set forth below is certain information regarding our directors as of April 15, 2014:

Name	Committees	Age
Mark L. Baum, J.D.	None.	41

Robert J. Kammer, D.D.S.	None.	64

Stephen G. Austin, CPA, MBA	Audit Committee*, Compensation Committee, Nomination and Corporate Governance Committee	61

Peter C. Kenny	Audit Committee, Compensation Committee, Nomination and Corporate Governance Committee*	55

August S. Bassani, Pharm.D.	Audit Committee, Compensation Committee*, Nomination and Corporate Governance Committee	41

* Chairperson of the committee

Stephen G. Austin, CPA, MBA has served as a director since July 2012 and currently serves as the Chair of our Audit Committee and as a member of our Compensation Committee and Nomination and Corporate Governance Committee. He has been a Partner in Swenson Advisors, LLP, a regional accounting firm (registered with the PCAOB), since May 1998 and has served as Managing Partner since October 2006. At Swenson Advisors, Mr. Austin manages audit, SEC, Sarbanes-Oxley and business consulting engagements with a focus on technology, manufacturing, service, real estate, social media and non-profit organizations. Prior to joining Swenson Advisors, Mr. Austin accumulated over 22 years of experience as an audit partner with Price Waterhouse LLP, where he worked from 1976 to 1996, and with McGladrey & Pullen, LLP, where he worked from 1996 to 1998, serving both public and private companies. While at Price Waterhouse, Mr. Austin worked in their national office in New York, where he addressed complex accounting and reporting issues for publicly-traded companies and worked with various members of the FASB and EITF staffs. Mr. Austin is licensed as a CPA in California and Georgia. He serves as a board member or advisory board member for various not-for-profit foundations, associations and public service organizations in the United States, serves on the Global board of directors of Integra International, an international association of accounting firms, and served as a director on the board of Avanir Pharmaceuticals, Inc. (NASDAQ: AVNR). In 2004, Mr. Austin published a book on business ethics entitled “Rise of the New Ethics Class,” and in 2005 and 2006 he published articles in Asia discussing The Sarbanes-Oxley Act of 2002. Mr. Austin has also authored articles for the AICPA including the Journal of Accountancy. Mr. Austin holds a B.S. degree in accounting from Bob Jones University and an M.B.A. degree from the University of Georgia. Mr. Austin brings to our Board financial and accounting expertise and extensive experience serving as a director of other companies.

August (“Gus”) S. Bassani, Pharm.D., has served as a director since December 2012. He currently serves as Vice-President of Consulting, R&D and Formulations at PCCA and has been with PCCA since September 2002. Prior to joining PCCA, Mr. Bassani was a formulation pharmacist in the Product Development Lab of a veterinary pharmaceutical company. He has worked in multiple pharmacy practice settings, located in Alaska, Iowa and Kansas, and has taught extemporaneous compounding principles to pharmacy students in Drake University’s Pharmaceutics Laboratory course. Mr. Bassani received his Doctor of Pharmacy degree from Drake University College of Pharmacy and Health Sciences. He is a member of the 2010 – 2015 United States Pharmacopeia (USP) Council of Experts – Compounding Expert Committee, and is serving on the 2012 – 2014 Drake University College of Pharmacy and Health Sciences National Advisory Council. He is a member of the American Pharmacists Association (APhA), International Academy of Compounding Pharmacists (IACP), American Society of Health Systems Pharmacists (ASHP) and the American Association of Pharmaceutical Scientists (AAPS). Mr. Bassani’s widespread experience in the pharmaceutical industry and his formulation expertise provides valued guidance to our management and board.

Mark L. Baum, J.D. has served as a director since December 2011 and as our Chairman of our Board of Directors from December 16, 2011 through April 1, 2012. Mr. Baum has also served as our principal executive officer since December 2011, and was appointed our Chief Executive Officer effective April 1, 2012. Mr. Baum has served as the principal of The Baum Law Firm, P.C. (now TBLF, LLC) since 1998, and has more than 15 years experience in financing, operating and advising small capitalization publicly traded enterprises, with a particular focus on restructured or reorganized businesses. As a manager of capital, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. As a securities attorney, Mr. Baum focused his practice on US securities laws, reporting requirements and public company finance-related issues that affect small capitalization public companies. Mr. Baum has actively participated in numerous public company spin-offs, restructurings and recapitalizations, venture fundings, private-to-public mergers, asset acquisitions and divestitures. In addition to his fund management and legal experience, Mr. Baum has operational experience in the following industries: pharmaceuticals, medical diagnostics, closed door pharmacies, cleaner and renewable energy and retail home furnishings. Mr. Baum presently serves on the boards of directors, and including serving as the chairman of the audit committee, of Ideal Power, Inc. (www.idealpower.com) (NASDAQ: IPWR); he is the Chairman of the Board of Directors of Endra, Inc. (www.endrainc.com), a privately held company based in Ann Arbor, Michigan. Mr. Baum has previously served on numerous boards of directors, including Chembio Diagnostic Systems, Inc., Applied Natural Gas Fuels, Inc., Shrink Nanotechnologies, Inc., You on Demand, Inc. and CoConnect, Inc. Mr. Baum is a published inventor and is an inactive member of both the State Bar of California and the State Bar of Texas. Mr. Baum brings to our board years of public company executive experience, including knowledge of securities laws, reporting requirements and public company finance-related issues.

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

Peter C. Kenny, has served as a director since November 2013. Mr. Kenny is currently the Chief Executive Officer for Clearpool Group, a company based in New York City that offers agency only execution services to institutional clients. Prior to his association with Clearpool Group in 2013, he was the Managing Director and Chief Market Strategist at Knight Capital Group. He has more than 30 years of experience in the equity trading industry and prior to joining Knight in December 2006, he was a member of the New York Stock Exchange for two decades. Mr. Kenny joined Knight from Jefferies Execution Services where he served for three years as a Managing Director overseeing direct executions. Prior to that tenure, in 2001, Mr. Kenny founded and was Chief Executive Officer of Kenny and Co., a division of Van Der Moolen N.A., a Dutch market maker. Mr. Kenny’s career also includes six years as NYSE Senior Floor Official while serving on six internal committees, including as an AFB Board Member. Mr. Kenny appears regularly as an equity market commentator in various broadcasting venues and publications, such as CNN, CNBC, Fox Business, Reuters, BBC and Bloomberg TV, radio and print. “Kenny’s Commentary” – his daily morning note – is read and used by most major media outlets in the Americas and the EU. Mr. Kenny is a member of the board of directors of Bank of the Ozarks, Inc. (NASDAQ: OZRK). Mr. Kenny has degrees in Economics and Political Science from Warren Wilson College in North Carolina. The Company believes that Mr. Kenny’s extensive career in the equity trading industry qualifies him to serve on the Board.

Our Executive Officers

Executive officers are elected by our Board and serve at its discretion. There are no family relationships between any of our directors or our executive officers and any other director or executive officer. Set forth below is information regarding our executive officers as of April 15, 2014.

Name	Position	Age
Mark L. Baum, J.D.	Chief Executive Officer and Director	41

Andrew R. Boll, CMA	Vice-President, Accounting and Public Reporting	31

Mr. Baum’s biographical information is included with those of the other members of our Board.

Andrew R. Boll, CMA, has been our Vice President of Accounting and Financial Reporting since February 2012 and was a consultant to the Company from December 2011 to February 2012. He has over ten years of experience in financial reporting and accounting roles with a significant portion of that experience working with small capitalization companies, with a particular focus on restructured and reorganized businesses. From 2007 to 2011, Mr. Boll was an accountant for BCGU, LLC, a privately held fund manager, and its related entities, that specialized in capital venture investment opportunities. There he provided CFO/Controller-type consulting services to public company clients, compiling numerous SEC financial reports, and accounting for several public company restructurings, financings and private to public mergers. From 2004 to 2007, Mr. Boll held various accounting roles at Welsh Companies, LLC, a privately held commercial real estate company, its fund and its other subsidiaries. Mr. Boll is a Certified Management Accountant and received his B.S. degree in Corporate and Public Finance, summa cum laude, from Huron University. He is also a member of the Institute of Management Accountants, and a member of CFA Society of San Diego.

Audit Committee

As of April 15, 2014, our Audit Committee is composed of Messrs. Stephen Austin (Chairperson), August Bassani and Peter Kenny. Former directors Paul Finnegan and Jeffrey Abrams served on our Audit Committee during fiscal year 2013 until their resignations from the Board effective October 1, 2013 and September 29, 2013, respectively, and Messrs. Bassani and Kenny were subsequently nominated to replace them on the committee. Our Board has affirmatively determined that (i) each member of the Audit Committee during fiscal 2013 was independent under Nasdaq Marketplace Rule 5605(a)(2), and satisfied all other qualifications under Nasdaq Marketplace Rule 5065(e) and the applicable rules of the Securities and Exchange Commission and (ii) each current member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(e) and the applicable rules of the Securities and Exchange Commission. Our Board has also affirmatively determined that Stephen Austin and Peter Kenny each qualify as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2013, the Audit Committee held four meetings.

The Audit Committee acts pursuant to a written charter, which is available for review on our website at www.imprimispharma.com under the “Investor Relations” tab. The responsibilities of the Audit Committee include overseeing, reviewing and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

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

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2013, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a), except that director Robert Kammer filed a late Form 5 on April 22, 2014 with respect to one transaction that occurred on September 30, 2013 and that was not reported on a Form 4 during the 2013 fiscal year.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at www.imprimispharma.com under the “Investor Relations” tab, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Imprimis Pharmaceuticals, Inc., 12626 High Bluff Dr., Suite 150, San Diego, CA 92130, Attention: Investor Relations. Each of our directors, employees and officers, including our Chief Executive Officer and Principal Financial Officer, and all of our other executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers during fiscal year 2013.

Name and principal position	Year	Salary	Stock Awards		Option Awards(1)		Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
(a)	(b)	(c)	(e)		(f)		(g)	(i)	(j)
Mark L. Baum , J.D.	2013	$296,850	$3,688,257	(4)	$1,401,624		$125,000	$-	$5,511,731
Chief Executive Officer	2012	$150,300	$520,000	(5)	$655,773	(6)	$-	$-	$1,326,073

Andrew R. Boll, CMA	2013	$138,750	$-		$467,298		$46,500	$-	$652,548
Vice-President, Accounting and Public Reporting	2012	$64,500	$-		$51,780		$-	$5,000	$121,280

Joachim P.H. Schupp, M.D.	2013	$204,125	$-		$129,805		$-	$-	$333,930
Former Chief Medical Officer(8)	2012	$78,500	$-		$260,100		$-	$23,500	$462,100

Balbir Brar, D.V.M., Ph.D.	2013	$28,000	$-		$-		$-	$-	$28,000
Former President(9)	2012	$84,000	$-		$669,300	(7)	$-	$-	$753,300

(1)	Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Topic 718 and without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 6 of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2013 included in our Form 10-K for the year ended December 31, 2013. For a discussion of the material terms of each stock option award, see the table entitled “Outstanding Equity Awards at Fiscal Year End.”

(2)	Amounts represent cash awards earned under the Company’s annual incentive plan based on the Company’s performance measured against the corporate objectives established for the named executive officer and actual individual executive officer performance against his individual goals. Such amounts are determined and paid after the end of each fiscal year, but reflect individual and Company performance for the respective fiscal years reflected above.

(3)	“All Other Compensation” summarized in the table for fiscal 2012 for Mr. Boll consists of fees paid to Mr. Boll for consulting services performed during the fiscal year 2012 prior to his appointment as our Vice President, Accounting and Public Reporting.

“All Other Compensation” summarized in the table for fiscal 2012 for Mr. Schupp consists of fees paid to an entity beneficially owned by Mr. Schupp for consulting services performed during the fiscal year 2012 prior to his appointment as our Chief Medical Officer.

(4)	Represents the fair market value on the date of grant of restricted stock units (RSUs) awarded to Mr. Baum during 2013 under the Company’s Amended and Restated 2007 Incentive Stock and Awards Plan (the “Plan”). Of these RSUs, 200,000 vest on the third anniversary of the grant date contingent on continuous service to the Company through such date, and 1,050,000 RSUs vest three years from the date of grant contingent upon the satisfaction of certain market-based vesting criteria during the three year period. The market-based vesting criteria are separated into five equal tranches and require that the Company achieve and maintain certain stock price targets ranging from $10 per share to $30 per share during the three year period following the grant date. See the discussion under “Compensation Arrangements with Mark L. Baum – Performance Equity Award” below for a more detailed description of these vesting provisions. At the time of the entry into the employment agreement in May 2013, the per person grant limit under the Plan for grants of performance-based restricted stock units was 600,000 shares. As a result, Mr. Baum received 600,000 of the RSUs called for by the employment agreement at that time, and the remaining 450,000 RSUs called for by the employment agreement were deferred until an amendment to the Plan to increase to the number of shares available for grant and the applicable annual per person grant limit became effective on September 27, 2013. Upon receipt of stockholder approval, the remaining 450,000 RSUs were granted. Concurrent with the issuance of the 450,000 RSUs, 120,000 unvested RSUs previously granted to Mr. Baum in July 2012 were cancelled. As a result, the issuance of the 450,000 RSUs has been treated as a modification of the RSU grant made to Mr. Baum in July 2012 for accounting purposes. The amounts represent the aggregate grant date fair value of the awards granted to Mr. Baum computed in accordance with Financial Standards Accounting Board Accounting Standards Codification Topic 718 (“Topic 718”). A discussion of the assumptions used in calculating the grant date fair value of the RSUs is set forth in Note 6 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 28, 2014. For a discussion of the material terms of Mr. Baum’s equity awards, see the description of Mr. Baum’s employment agreement and the table entitled “Outstanding Equity Awards at Fiscal Year End.”

(5)	Represents the aggregate grant date fair value of the RSUs granted to Mr. Baum during 2012 computed in accordance with Topic 718 based upon the probable outcome of such conditions. A discussion of the assumptions used in calculating the grant date fair value of the RSUs is set forth in Note 6 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 28, 2014. As described in (4) above, in September 2013 120,000 unvested RSUs granted in 20112 were forfeited and replaced by a portion of the subsequent RSU grant to Mr. Baum.

(6)	Represents the fair value of (i) an option to purchase up to 125,000 shares of common stock under the Plan granted on January 25, 2012 for, among other things, his services as Chairman of the Board of Directors which vested monthly over twelve months following the grant date, (ii) an option to purchase up to 25,000 shares of common stock under the Plan, which was granted to each of the Company’s directors on April 1, 2012 for their services as directors and which vested in equal installments of 6,250 shares on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 subject to continued service as a director on each such date, and (iii) an option to purchase up to 60,000 shares of common stock under the Plan granted on April 1, 2012 in connection with his appointment as our Chief Executive Officer. These options vested monthly over twenty four months following the grant date.

(7)	Represents the fair value of (i) an option to purchase up to 225,000 shares of common stock under the Plan granted on January 25, 2012 in connection with his appointment as our President, which options vested monthly over thirty six months following the grant date, and (ii) an option to purchase up to 25,000 shares of common stock under the Plan, which was granted to each of the Company’s directors on April 1, 2012 for their services as directors and which vested in equal installments of 6,250 shares on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 subject to continued service as a director on each such date. On July 25, 2012, Dr. Brar resigned as a director, and as a result of such resignation, the 25,000 unexercised options expired.

(8)	Effective November 15, 2013, Dr. Joachim Schupp resigned from his position as Chief Medical Officer with the Company and no longer serves as an executive officer of the Company.

(9)	Effective May 7, 2013, Dr. Balbir Brar resigned from his position with the Company and no longer serves as an executive officer of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by our named executive officers serving during the fiscal year ended December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Shares or Units of Stock that Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
(a)	(b)		(c)	(e)	(f)	(g)		(h)	(i)		(j)
Mark L. Baum	125,000	(2)	-	$2.40	1/25/2022	-		-	-		-
	52,500	(3)	7,500	$4.50	3/31/2017	-		-	-		-
	25,000	(4)	-	$4.50	3/31/2017	-		-	-		-
	30,000	(5)	150,000	$8.99	5/2/2023	-		-	-		-
	-		-	-	-	200,000	(6)	$672,000
	-		-	-	-	-		-	1,050,000	(7)	$3,528,000
Andrew R. Boll	9,169	(8)	5,831	$3.68	1/25/2016	-		-	-		-
	15,000	(9)	75,000	$6.00	4/1/2023	-		-	-		-
Balbir Brar	175,000	(10)	-	$3.68	9/26/2014	-		-	-		-
Joachim P.H. Schupp	43,748	(11)	-	$3.60	11/15/2014	-		-	-		-
	4,168	(12)		$6.00	11/15/2014	-		-	-		-
	493	(13)	-	$4.00	10/5/2014	-		-	-		-

(1)	Calculated by multiplying the number of unvested shares by $3.36, the closing price per share of our common stock on The NASDAQ Capital Markets on December 31, 2013 (which was the last business day of the fiscal year).

(2)	Represents an option granted to Mr. Baum on April 1, 2012 under the Plan for his services, including his service as Chairman of the Board of Directors. The option vested in 12 equal monthly installments of 10,417 shares from January 25, 2012 to January 25, 2013.

(3)	Represents an option granted to Mr. Baum an April 1, 2012 under the Plan in connection with his appointment as our Chief Executive Officer. The option vests over a two-year period, with 15,000 shares vesting immediately upon issuance and an additional 1,875 shares vesting monthly for the 24 months thereafter.

(4)	Represents an option granted to Mr. Baum an April 1, 2012 under the Plan in connection with his services as a director. The option vested in four equal quarterly installments of 6,250 shares commencing on June 30, 2012.

(5)	Represents an option granted to Mr. Baum on May 2, 2013 under the Plan in connection with his services as a Chief Executive Officer. The option vests in quarterly installments of 15,000 shares over three years.

(6)	Represents an award of RSUs granted to Mr. Baum on May 2, 2013. The RSUs vest in full on May 2, 2016 contingent on continuous service to the Company.

(7)	Represents the Performance Equity Award described in more detail under “Compensation Arrangements with Mark L. Baum – Performance Equity Award” below. As described below, the Performance Equity Award vests upon achieving and maintaining certain stock price targets over a three year period.

(8)	Represents an option granted to Mr. Boll on February 1, 2012 under the Plan in connection with his appointment as our Vice President, Accounting and Public Reporting. The option vests in equal monthly installments over the 36 month period following the date of grant.

(9)	Represents an option granted to Mr. Boll on April 1, 2013 under the Plan in connection with his appointment as our Vice President, Accounting and Public Reporting. The option vests in quarterly installments of 7,500 shares over three years.

(10)	Represents an option granted to Dr. Brar on January 25, 2012 under the Plan in connection with his appointment as our President. The option vests in equal monthly installments over the 36 month period following the date of grant. Following Dr. Brar’s resignation as President of the Company, in May 2013, we entered into a consulting agreement that allowed for these options to continue vesting in accordance with their original vesting schedule. On September 26, 2013, Dr. Brar’s consulting agreement was terminated and the vesting accelerated for 50,000 shares. All unvested stock options related to this grant were then forfeited. The remaining vested stock options are exercisable until September 30, 2014.

(11)	Represents an option granted to Dr. Schupp on February 15, 2012 under the Plan in connection with his appointment as our Chief Medical Officer. The option vests in equal monthly installments over the 36 month period following the date of grant. Following Dr. Schupp’s resignation as Chief Medical Officer of the Company in November 2013, all unvested stock options related to this grant were forfeited and the remaining vested stock options are exercisable until November 15, 2014.

(12)	Represents an option granted to Dr. Schupp on April 1, 2013 under the Plan in connection with his appointment as our Chief Medical Officer. The option vests in quarterly installments of 2,083 shares over three years. Following Dr. Schupp’s resignation as Chief Medical Officer of the Company in November 2013, all unvested stock options related to this grant were forfeited and the remaining vested stock options expire on November 15, 2014.

(13)	Represents an option granted to Dr. Schupp on December 15, 2011 under the Plan in connection with a release given by Dr. Schupp upon DermaStar International, LLC’s investment in the Company. The option was 100% vested upon its grant.

Compensation Arrangements with Mark L. Baum

Amended and Restated Employment Agreement

On May 2, 2013, we entered into an amended and restated employment agreement with Mark L. Baum, our Chief Executive Officer. The employment agreement has an initial term of three years and will automatically renew thereafter for consecutive one year terms unless earlier terminated by either party. The agreement provides for an initial annual base salary of $329,000 and a target annual incentive bonus of 45% of his annual base salary. In addition, as described more fully below, in connection with the employment agreement, Mr. Baum received the following equity incentive awards: (i) 180,000 options to purchase our common stock; (ii) 200,000 restricted stock units subject to time-based vesting; and (iii) 1,050,000 restricted stock units subject to performance-based vesting.

2013 Performance Equity Award

Under his employment agreement, Mr. Baum was granted a performance-based restricted stock unit award (the “Performance Equity Award”) of 1,050,000 performance-based restricted stock units. The Performance Equity Award vests three years from the date of grant contingent upon the satisfaction of certain performance-based vesting criteria during the three year period. The performance-based vesting criteria are broken into five equal tranches and require that the Company achieves and maintains certain stock price targets ranging from $10 per share to $30 per share during the three year period following the grant date. With certain limited exceptions, Mr. Baum must be employed with the Company on the third anniversary of the grant date in order for the Performance Equity Award to vest. These market-based vesting conditions are set forth below:

Tranche	Number of Shares	Target Share Price
Tranche 1	19.05% of the Performance Equity Award granted	$10.00 or greater
Tranche 2	19.05% of the Performance Equity Award granted	$15.00 or greater
Tranche 3	19.05% of the Performance Equity Award granted	$20.00 or greater
Tranche 4	19.05% of the Performance Equity Award granted	$25.00 or greater
Tranche 5	23.80% of the Performance Equity Award granted	$30.00 or greater

The closing sale price of our Common Stock on May 2, 2013, the date the performance equity award was approved, was $8.99. Accordingly, Tranche 1 vesting requires a stock price appreciation of 11% Tranche 2 vesting requires a stock price appreciation of 67% Tranche 3 vesting requires a stock price appreciation of 122% Tranche 4 vesting requires a stock price appreciation of 178% and Tranche 5 vesting requires a stock price appreciation of 234%. For each respective tranche to vest the following conditions must be met: (i) the Company’s common stock must have an official closing price at or above the Target Share Price for the respective tranche (each such date, a “Trigger Date”); (ii) during the period that includes the Trigger Date and the immediately following 19 trading days (the “Measurement Period”), the arithmetic mean of the 20 closing prices of the Company’s common stock during the Measurement Period must be at or above the Target Share Price for such tranche; and (iii) with certain limited exceptions, Mr. Baum must be in continuous service with the Company through the third anniversary of the grant date. Any unvested restricted stock units under the Performance Equity Award will be forfeited on the third anniversary of the grant date. In addition, the Performance Equity Award contains an incentive recoupment (or “clawback”) provision that provides for Mr. Baum’s forfeiture or repayment of the benefits granted under the Performance Equity Award under certain circumstances.

At the time of initial grant of the Performance Equity Award, (i) the per person grant limit under the Plan for grants of performance-based restricted stock units was 600,000 shares and (ii) insufficient shares were authorized for grant under the Plan to accommodate the Performance Equity Award. As a result, under the terms of the employment agreement with Mr. Baum, the earning and issuance of any shares under the Performance Equity Award that would exceed the number of shares available for grant and/or the applicable annual per person grant limit for performance-based restricted stock units under the Plan was subject to approval by our stockholders of an increase in the number of shares available for grant and the applicable annual per person grant limit for performance-based restricted stock units under the Plan. The Board approved such increases on May 2, 2013, and our stockholders approved such increases on September 27, 2013. As a result, 600,000 RSUs under the Performance Equity Award were granted to Mr. Baum effective May 2, 2013 and the remaining 450,000 RSUs were granted to Mr. Baum effective September 27, 2013.

Other Equity Incentive Grants

In July 2012, Mr. Baum was granted 160,000 RSUs with certain performance-based vesting features. Of these, 40,000 RSUs vested upon the closing of our public offering in 2013. Concurrent with the issuance of the 450,000 performance-based RSUs described above in September 2013, Mr. Baum agreed to cancel the remaining 120,000 unvested RSUs previously granted to him in July 2012. As a result, the issuance of the 450,000 RSUs has been treated as a modification of the RSU grant made to Mr. Baum in July 2012 for accounting purposes.

Mr. Baum’s employment agreement also provides for the one-time grant of 180,000 stock options and 200,000 RSUs, both of which were granted on May 2, 2013. The stock options vest on a quarterly basis over three years and have an exercise price of $8.99 per share, the fair market value of our common stock on the date of grant, and the RSUs vest on the third anniversary of the agreement, contingent on continuous service to the Company through the applicable vesting date.

In addition, Mr. Baum is eligible for an annual long-term incentive grants at the time grants are generally made to other senior executives.

Termination Provisions

In the event the Company terminates Mr. Baum’s employment without Cause or Mr. Baum terminates his employment for Good Reason (as those terms are defined in Mr. Baum’s employment agreement) (a termination without Cause or for Good Reason a “Qualifying Termination”), Mr. Baum will be entitled to receive: (i) accrued and unpaid base salary through the termination date; (ii) a prorated bonus payment for the year in which the termination occurs; (iii) a severance payment equal to the sum of (A) his annual base salary plus (B) one times his actual bonus payment in the two prior years; and (iv) continued group health plan coverage through COBRA for 18 months.

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

Employment Agreement with Andrew R. Boll, CMA

On January 25, 2012, we entered into an employment agreement with Mr. Boll, effective as of February 1, 2012, with an initial term of three years. Under the terms of the employment agreement, Mr. Boll received an initial base salary of $60,000 per year and was granted an option an option to purchase 15,000 shares of common stock under the Plan to Mr. Boll on February 1, 2012, the date of his employment with the Company. The option has an exercise price of $3.68 per share, has a four year term and vests monthly over a 36 month period following the date of grant. The option vests in full upon a change of control as defined in the Plan. Mr. Boll has agreed to not sell more than 5% of the shares of the Company’s common stock acquired through the exercise of his stock option in any monthly period without the approval of the Board of Directors. On October 1, 2012, Mr. Boll’s salary was increased to $90,000 per year, and on April 1, 2013, Mr. Boll’s salary was increased to $155,000 per year.

Director Compensation Program for Fiscal Year Ended December 31, 2013

A summary of the non-employee director compensation program for fiscal 2013 (effective January 1, 2013) is set forth below:

Annual Board Retainer Fee:	$28,000
Annual Chairman Retainer Fees*:
Chairman of the Board	$16,000
Audit Committee Chairman	$10,000
Compensation Committee Chairman	$8,800
Nominations & Corporate Governance Committee Chairman	$4,800
Annual Committee Member Retainer Fees*:
Audit Committee	$7,200
Compensation Committee	$6,000
Nominations & Corporate Governance Committee	$3,200

* These fees are in addition to the Annual Board Retainer Fee, as applicable.

Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings.

In June 2013, the Board of Directors approved a one-time grant of 6,865 restricted stock units to non-employee directors. The RSUs vest in full 13 months from the date of grant. In October 2013, the Board of Directors approved a one-time grant of 8,947 restricted stock units to Peter C. Kenny. The RSUs vest in full 13 months from the date of grant.

Director Compensation Table

 The following table shows the compensation paid in fiscal 2013 to our non-employee directors. All compensation received by Mr. Baum, including compensation received by him for services as a director, is disclosed in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(3)		Option Awards ($) (2)(3)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(g)		(h)
Robert J. Kammer, D.D.S.	$44,000	$197,904	(4)(5)	$-		$40,140	(6)	$282,044
Stephen G. Austin, CPA	$47,275	$54,371	(5)	$-		$-		$101,646
August S. Bassani, Pharm.D.	$33,700	$54,371	(5)	$-		$-		$88,071
Peter C. Kenny	$11,800	$39,814	(7)	$-		$-		$51,614
Paul Finnegan, M.D. (10)	$35,400	$-	(12)	$34,935	(8)	$-		$70,335
Jeffrey J. Abrams, M.D. (11)	$33,300	$-	(12)	$34,882	(9)	$-		$68,182

(1)	Represents the dollar value of the restricted stock awards calculated on the basis of the fair value of the underlying shares of our common stock on the respective grant dates in accordance with FASB ASC Topic 718 and without any adjustment for estimated forfeitures. The actual value that a director will realize on each restricted stock award will depend on the price per share of our common stock at the time shares underlying the restricted stock awards are sold. The actual value realized by a director may not be at or near the grant date fair value of the restricted stock awarded. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 6 “Shareholders’ Equity” of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(2)	Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 6 “Shareholders’ Equity” of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(3)	The aggregate number of stock and option awards outstanding as of December 31, 2013 for each non-employee director are as follows:

Name	Shares Underlying Stock Options	Restricted Stock	Shares Underlying Restricted Stock Unit Awards	Total
Robert J. Kammer, D.D.S.	71,875	20,000	6,865	98,740
Stephen G. Austin, CPA	17,123	-	6,865	23,988
August S. Bassani, Pharm.D.	7,603	-	6,865	14,468
Peter C. Kenny	-	-	8,947	8,947

(4)	Includes 20,000 shares of common stock earned and issued to Dr. Kammer during fiscal 2013 under his advisory agreement with us, pursuant to which Dr. Kammer earned 2,222.22 shares per month for certain advisory services. The advisory agreement was terminated on September 30, 2013.

(5)	In June 2013, the Board of Directors approved a one-time grant of 6,865 restricted stock units to non-employee directors. The RSUs vest in full 13 months from the date of grant.

(6)	Reflects the total amount paid for rent related to an apartment located in Del Mar, California utilized by Mr. Kammer while providing services as a consultant and director of the Company.

(7)	In October 2013, the Board of Directors approved a one-time grant of 8,947 restricted stock units to Peter C. Kenny. The RSUs vest in full 13 months from the date of grant.

(8)	Represents an option to purchase up to 10,300 shares of common stock granted to Dr. Finnegan on October 1, 2013 under the Plan in connection with a consulting agreement entered into with the Company on the October 1, 2013, following Mr. Finnegan’s resignation as a director. The option vests in quarterly installments of 2,575 shares over one year.

(9)	Represents an option to purchase up to 10,300 shares of common stock granted to Dr. Abrams on September 30, 2013 under the Plan in connection with a consulting agreement entered into with the Company on the September 30, 2013, following Dr. Abram’s resignation as a director. The option vests in quarterly installments of 2,575 shares over one year.

(10)	On September 26, 2013, director Dr. Paul Finnegan provided notice of his resignation from the Board of Directors of the Company for personal reasons, effective as of October 1, 2013.

(11)	On September 29, 2013, director Dr. Jeffrey Abrams resigned from the Board of Directors of the Company for personal reasons, effective as of that date.

(12)	In June 2013, the Board of Directors approved a one-time grant of 6,865 restricted stock units to non-employee directors. The RSUs vest in full 13 months from the date of grant. Upon Dr. Finnegan and Dr. Abrams respective resignations from the Board, their respective RSUs were forfeited.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the shares of our common stock beneficially owned by (1) each of our directors, (2) the named executive officers, (3) all of our directors and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting stock. We have determined the beneficial ownership shown on this table in accordance with the rules of the Securities and Exchange Commission. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of April 24, 2014. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o Imprimis Pharmaceuticals, Inc. 12626 High Bluff Drive, Suite 150, San Diego, CA 92130. All information regarding share amounts reflects our one-for-five reverse stock split effected on February 7, 2013.

Beneficial Owner	Amount and Nature of Beneficial Ownership
	Number of Shares	Percentage (1)
5% + Stockholders
John W. Fish, Jr. (2)	603,170	6.68%
Don Miloni (3)	1,243,513	13.67%
Professional Compounding Centers of America, Inc. (4)	832,682	9.24%
James E. Besser (5)	528,996	5.87%

Directors and Officers
Mark L. Baum, J.D. (6)	481,798	5.19%
Andrew R. Boll, CMA (7)	41,668	*
Robert J. Kammer, D.D.S. (8)	1,018,648	11.19%
Stephen G. Austin, CPA (9)	17,123	*
August S. Bassani, Pharm.D. (10)	7,603	*
Peter C. Kenny	-	*
All executives and directors as a group (6 persons)	1,566,840	16.46%

*	Represents less than 1%.

(1)	Applicable percentage ownership is based on 9,093,863 shares of our common stock outstanding as of April 24, 2014. Shares of common stock subject to options or warrants and convertible notes subject to conversion into shares of our common stock currently exercisable or convertible, or exercisable or convertible within 60 days after April 24, 2014 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 10,190 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of April 24, 2014.

(3)	This information is based on a Schedule 13G filed September 6, 2012 by Donald Miloni. Includes 878,576 shares held in his name, 25,316 shares held by Mr. Miloni’s spouse, 151,899 shares held by 1425 Greenwood Lane, LLC, of which Mr. Miloni is the beneficial owner, 102,766 shares held by RCHER Financial, LLC, of which Mr. Miloni is a beneficial owner and 84,956 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of April 24, 2014 (of which Mr. Miloni holds warrants to acquire 15,282 shares, Mr. Miloni’s spouse holds warrants to acquire 6,329 shares, 1425 Greenwood Lane, LLC holds warrants to acquire 37,975 shares, and RCHER Financial, LLC holds warrants to acquire 25,370 shares).

(4)	This information is based on a Schedule 13G filed September 13, 2012 by Professional Compounding Centers of America, Inc. The address for Professional Compounding Centers of America, Inc. is 9901 South Wilcrest Dr., Houston, TX 77099.

(5)	This information is based on a Schedule 13G filed March 7, 2014 by Mr. James Besser. The address for Mr. Besser is c/o Manchester Management Company, LLC 131 Charles Street, 1st Floor, Boston, MA 02114

(6)	Includes 270,000 shares of common stock issuable upon the exercise of stock options and 2,413 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of April 24, 2014.

(7)	Includes 41,668 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2014.

(8)	Includes 71,875 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2014 and 15,282 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of April 24, 2014.

(9)	Includes 17,123 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2014.

(10)	Includes 7,603 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

EQUITY COMPENSATION PLAN INFORMATION (1)(2)

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options		Weighted- Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,000,000		$5.31	2,276,688
Equity compensation plans not approved by security holders	-	(3)	-	-
Total	5,000,000		$5.31	2,276,688

(1)	Includes the 2007 Incentive Stock and Awards Plan. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(2)	On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of December 31, 2013, the Plan provides for the issuance of a maximum of an aggregate of 5,000,000 shares of the Company’s common stock.

(3)	On July 18, 2012, the Board granted to Mr. Baum, in connection with his services as the Chief Executive Officer of the Company, 160,000 restricted stock units (RSUs) and Dr. Kammer, in connection with his services as a consultant, 40,000 RSUs outside of the Plan. The restricted stock units granted to Mr. Baum and Dr. Kammer were subject to certain performance-based vesting criteria. In February 2013, 40,000 shares vested under these RSUs and the remaining RSUs were subsequently been cancelled and are no longer outstanding. See Note 6 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Other than as described below, since the beginning of fiscal year 2012, there were no transactions to which the Company was or is a party or currently proposed transactions which the Company is to be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the Company’s average assets at year end for the last two completed fiscal years, and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Our Chief Executive Officer and director, Mr. Mark L. Baum, and the Chairman of our Board of Directors, Robert J. Kammer, served as Managing Members of DermaStar International, LLC (“DermaStar”) prior to DermaStar’s conversion of all of the outstanding shares of Series A Preferred Stock into common stock and the distribution of all shares of capital stock and warrants held by it to its members in July 2012. Mr. Baum and Dr. Kammer were appointed to our Board on December 16, 2011, following the closing of the Line of Credit Agreement and the purchase of the Series A Preferred Stock by DermaStar described below. DermaStar was dissolved in July 2012.

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

On April 25, 2012, the entire outstanding principal balance and all accrued and unpaid interest under the line of credit, an aggregate of $762,534, was converted into 193,046 shares of common stock and warrants to purchase 48,262 shares of common stock, pursuant to the terms of a conversion agreement we entered into with DermaStar on April 20, 2012. The line of credit was terminated upon the completion of the conversion.

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

Related-Party Transaction Review and Approval

Our Board has adopted policies and procedures for the review and approval of related-party transactions and has delegated to the Corporate Governance Committee the authority to review and approve the material terms of any proposed related-party transactions. To the extent that a proposed related-party transaction may involve a non-employee director or nominee for election as a director and may be material to a consideration of that person’s independence, the matter may also be considered by the other disinterested directors.

Pursuant to our Code of Business Conduct and Ethics and our Corporate Governance Committee Charter, each of our executive officers and directors must disclose related-party transactions to our Corporate Governance Committee. In order to avoid conflicts of interest, our executive officers and directors may not acquire any ownership interest in any supplier, customer or competitor (other than nominal amounts of stock in publicly traded companies), enter into any consulting or employment relationship with any customer, supplier or competitor, or engage in any outside business activity that is competitive with any of our businesses, without first disclosing the proposed transaction. After the proposed transaction has been disclosed, a determination will be made by our Corporate Governance Committee as to what course to follow, depending on the nature or extent of the conflict. Furthermore, our executive officers and directors may not serve on any board of directors of any customer, supplier or competitor unless such board service has been disclosed to us and approved by our Board. Our Corporate Governance Committee has been delegated the task of reviewing other directorships and consulting agreements of Board members for conflicts of interest. All members of our Board are required to report annually all other directorships and consulting agreements.

In determining whether to approve or ratify a related-party transaction, the Corporate Governance Committee may consider, among other factors it deems appropriate, the potential benefits to us, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to us, whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Corporate Governance Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Corporate Governance Committee may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Corporate Governance Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to see that they are in compliance with the committee’s guidelines and that the related-party transaction remains appropriate.

Director Independence

 Our Board of Directors has determined that Mr. Austin, Mr. Kenny, and Mr. Bassani would each be considered an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Rules. Mr. Baum would not be considered independent because he currently serves as our Chief Executive Officer, and Dr. Kammer is not independent because of certain advisory relationships.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Aggregate fees for professional services rendered to the company by KMJ Corbin & Company LLP for the years ended December 31, 2013 and 2012, were:

	2013	2012
Audit Fees	$66,880	$48,100
Audit-Related Fees	$25,575	$76,032
Other Fees	$3,100	$-
Total	$95,555	$124,132

“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, and review of financial statements included in our quarterly reports. “Audit-Related Fees” represent fees for professional services provided in connection with the review of our registration statements on Forms S-8 and S-1, and related services normally provided in connection with statutory and regulatory filings and engagements. ”Other Fees” represent fees for professional services provided in connection with the review of the Company’s accounting for its director compensation package. There were no Tax Fees billed by or paid to our principal accountant during the years ended December 31, 2013 and 2012.

Pre-approval Policy

Our Board of Directors pre-approves all services to be provided by KMJ Corbin & Company LLP. KMJ Corbin & Company LLP performed no services, and no fees were incurred or paid, relating to financial information systems design and implementation. All fees paid to KMJ Corbin & Company LLP for fiscal 2013 and 2012 were pre-approved by our Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits filed with this Amendment no. 1:

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIMIS PHARMACEUTICALS, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2014

