Form 10-Q
period 2014-03-31
Imprimis Pharmaceuticals, Inc.
filed 2014-05-15
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of May 14, 2014, 9,104,231 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,201,144	$15,579,309
Restricted short-term investment	50,127	50,097
Accounts receivable	1,410	-
Due from Pharmacy Creations, LLC	41,356	-
Prepaid expenses and other current assets	123,664	105,067
Total current assets	14,417,701	15,734,473
Furniture and equipment, net	34,230	26,892
TOTAL ASSETS	$14,451,931	$15,761,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$457,105	$311,924
Accrued payroll and related liabilities	198,362	338,703
Total current liabilities	655,467	650,627
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 395,000,000 shares authorized, 9,085,715 and 8,970,364 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	9,086	8,970
Additional paid-in capital	47,859,933	46,849,160
Deficit accumulated during the development stage	(34,072,555)	(31,747,392)
TOTAL STOCKHOLDERS’ EQUITY	13,796,464	15,110,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,451,931	$15,761,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period From
	For the Three Months Ended	For the Three Months Ended	July 24, 1998 (Inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
Revenues:
License revenues	$1,410	$2,500	$111,410
Operating Expenses:
Selling, general and administrative	2,276,730	1,019,949	20,911,228
Research and development	60,152	455,100	10,794,995
Total operating expenses	2,336,882	1,475,049	31,706,223
Loss from operations	(2,335,472)	(1,472,549)	(31,594,813)
Other income (expense):
Interest expense	-	-	(1,730,892)
Interest income	10,309	7,068	197,055
Loss on extinguishment of debt	-	-	(1,195,410)
Gain on settlement	-	-	375,000
Gain on forgiveness of liabilities	-	-	176,505
Total other income (expense), net	10,309	7,068	(2,177,742)
Net loss	(2,325,163)	(1,465,481)	(33,772,555)
Deemed dividend to preferred stockholders	-	-	(300,000)
Net loss attributable to common stockholders	$(2,325,163)	$(1,465,481)	$(34,072,555)
Net loss attributable to common stockholders per share of common stock, basic and diluted:	$(0.26)	$(0.19)
Weighted average number of shares of common stock outstanding, basic and diluted	9,010,602	7,788,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period From July 24, 1998 (Inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,325,163)	$(1,465,481)	$(33,772,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of contributed services	-	-	2,475,000
Gain on forgiveness of liabilities	-	-	(176,505)
Amortization of prepaid consulting fees	26,649	-	1,127,395
Depreciation	2,556	899	14,313
Loss on extinguishment of debt	-	-	1,195,410
Non-cash interest on notes payable	-	-	1,730,892
Stock-based compensation	661,288	410,715	7,788,551
Payments made on behalf of Company by related party	-	-	254,142
Changes in assets and liabilities:
Accounts receivable	(1,410)	-	(1,410)
Prepaid expenses and other current assets	(45,276)	(142,898)	(263,792)
Accounts payable and accrued expenses	145,181	65,411	557,213
Accrued payroll and related liabilities	(140,341)	72,746	284,953
Deferred revenue	-	833	-
NET CASH USED IN OPERATING ACTIVITIES	(1,676,516)	(1,057,775)	(18,786,393)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investment	-	(50,000)	(50,000)
Cash advances to Pharmacy Creations, LLC	(41,356)	-	(41,356)
Purchases of furniture and equipment	(9,894)	(1,449)	(48,543)
NET CASH USED IN INVESTING ACTIVITIES	(51,250)	(51,449)	(139,899)
CASH FLOWS FROM FINANCING ACTIVITIES
Cancelled common stock	-	(192)	(192)
Proceeds from issuance of notes payable to a related party	-	-	976,300
Proceeds received in connection with debt modification	-	-	50,000
Proceeds from issuance of preferred stock	-	-	100,000
Proceeds from notes payable	-	-	2,500,000
Preferred stock deemed dividend paid at conversion	-	-	(200,000)
Cash advances to and from related parties	-	-	27,537
Cash advances to related parties	-	-	(281,679)
Capital contributions	-	-	168,707
Net proceeds from purchase of common stock and exercise of warrants and stock options	349,601	-	449,851
Proceeds from issuance of common stock and warrants for cash, net of offering costs	-	10,052,832	29,336,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	349,601	10,052,640	33,127,436
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,378,165)	8,943,416	14,201,144
CASH AND CASH EQUIVALENTS, beginning of period	15,579,309	10,035,615	-
CASH AND CASH EQUIVALENTS, end of period	$14,201,144	$18,979,031	$14,201,144
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$800	$1,600	$14,400
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$-	$-	$751,793
Conversion of related party accounts payable into common stock	$-	$-	$56,087
Conversion of notes payable and accrued interest into common stock	$-	$-	$3,435,314
Forgiveness of notes payable and accrued interest to shareholders	$-	$-	$241,701
Conversion of advances to notes payable to shareholders	$-	$-	$196,300
Accretion of preferred stock discount	$-	$-	$100,000
Related party acquisition of Phase 3 liabilities	$-	$-	$56,087
Conversion of preferred stock into common stock	$-	$-	$1,500
Reclassification of deferred offering costs in connection with equity offering	$-	$596,281	$596,281
Issuance of common stock for consulting services included in accounts payable and accrued expenses	$-	$-	$139,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPRIMIS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2013 and the period from July 24, 1998 (Inception) through March 31, 2014

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Background

Imprimis Pharmaceuticals, Inc. (“Imprimis” or the “Company”) is a vertically-integrated specialty pharmaceutical company dedicated to delivering high quality, novel and customizable medicines to physicians and patients at accessible prices. Imprimis is pioneering a new commercial pathway using compounding pharmacies for the formulation and distribution of its proprietary drug therapies which include formulations in ophthalmology, wound management and urology.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has incurred recurring operating losses, has had negative operating cash flows and has not recognized any significant revenues since July 24, 1998 (Inception). In addition, the Company has a deficit accumulated during the development stage of approximately $34.1 million at March 31, 2014, and anticipates incurring further losses through the remainder of the fiscal year 2014 and beyond. The Company has not yet generated significant sales revenue and has funded its operating losses to date through debt and equity offerings and borrowings under its line of credit. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months. The Company’s pharmacy operations commenced on April 1, 2014. This change in the nature of the Company’s operations is expected to have a significant impact on our financial results in the future, including the recognition of significant revenues; as a result the Company will no longer be defined as a development stage company for reporting dates post April 1, 2014.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, and other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where the Company has identified an alternative future use. No costs associated with acquiring intellectual property rights have been capitalized to date. Costs of maintaining intellectual property rights are expensed as incurred.

Revenue Recognition and Deferred Revenue

The Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company believes it will begin to generate significant revenues beginning in the second quarter of 2014, which will include sales of our compounded drug formulations.

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

Non-refundable fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compounded drug preparations is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounded drug preparations. We defer recognition of non-refundable fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have required continuing involvement through research and development services that are related to our proprietary know-how and expertise of the delivered technology, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

During the three months ended March 31, 2014 and 2013, the Company recorded $1,410 and $2,500, respectively, in revenues, related to royalty payments. In January 2013, the Company entered into a license agreement with ResolutionMD, LLC granting ResolutionMD, LLC rights to its Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company received $10,000 as a guaranteed minimum royalty amount for the year ended December 31, 2013. The Company is due annual guaranteed minimum royalty payments and additional royalty payments based on a percent (generally, 5%-7%) of net sales of any products covered under the license agreement in excess of the guaranteed amounts. The license agreement with ResolutionMD, LLC, unless terminated earlier, has a term of ten years following the first commercial sale of a product that is covered under the license agreement. The Company does not anticipate that the license agreement with ResolutionMD, LLC will generate significant revenues for the 2014 fiscal year.

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of March 31, 2014, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended March 31, 2014 and 2013. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the federal and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At March 31, 2014, the Company had approximately $14.0 million in cash deposits in excess of FDIC limits.

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

At March 31, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities which are measured on a recurring basis. At March 31, 2014 and December 31, 2013, the Company’s financial instruments include cash and cash equivalents, a restricted short-term investment, accounts receivable, accounts payable and accrued expenses, and accrued payroll and related liabilities. The carrying amount of these financial instruments, except for the restricted short-term investment, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investment is carried at amortized cost which approximates fair value.

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

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Employees - selling, general and administrative	$557,134	$86,003
Employees - research and development	-	67,131
Directors - selling, general and administrative	42,146	202,792
Consultants - selling, general and administrative	84,555	117,389
Consultants - research and development	4,102	(62,600)
Total	$687,937	$410,715

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, preferred stock, stock options, unvested restricted stock units (“RSUs”) and warrants were 3,380,095 and 1,854,354 at March 31, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2014 and 2013:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Numerator – net loss attributable to common stockholders	$(2,325,163)	$(1,465,481)
Denominator – weighted average number of shares outstanding, basic and diluted	9,010,602	7,788,236
Net loss per share, basic and diluted	$(0.26)	$(0.19)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, valuation of deferred taxes, realization of long-lived assets and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the 2014 condensed consolidated financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s condensed consolidated financial statements.

Proposed Amendments to Current Accounting Standards. The FASB is currently developing amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in the year ending December 31, 2014. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s condensed consolidated financial statements at this time.

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

In November 2013, the FASB issued an exposure draft, Development Stage Entities. The amendments in this proposed update would remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the proposed amendments would eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The comment period for this exposure draft was closed in December 2013. The Company expects to record significant revenues beginning April 1, 2014. Accordingly, the presentation and disclosure requirements for development stage activities will not be required.

NOTE 2. RESTRICTED SHORT-TERM INVESTMENT

The restricted short-term investment at March 31, 2014 and December 31, 2013, consists of a certificate of deposit, which is classified as held-to-maturity. At March 31, 2014 and December 31, 2013, the restricted short-term investment was recorded at amortized cost which approximates fair value.

At March 31, 2014 and December 31, 2013, the certificate of deposit of $50,127 and $50,097, respectively, was classified as a current asset. The certificate of deposit is required as collateral under the Company’s corporate credit card agreement and automatically renews every twelve months.

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$357,105	$261,924
Other accrued expenses	100,000	50,000
Total accounts payable and accrued expenses	$457,105	$311,924

NOTE 4. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2014, the Company issued a total of 89,906 shares of common stock for gross proceeds of $330,854 for stock option exercises.

In the three months ended March 31, 2014, the Company issued 22,281 shares of common stock to net settle common stock options to purchase 41,664 shares of common stock with exercise prices of $3.60 - $3.68 per share pursuant to cashless exercise provisions.

During the three months ended March 31, 2014, the Company issued 3,164 shares of common stock for gross proceeds of $18,747 for warrant exercises.

Preferred Stock

At March 31, 2014, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012 , May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of March 31, 2014, the Plan provides for the issuance of a maximum of an aggregate of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

A summary of the Plan activity with respect to options to purchase common stock for the three months ended March 31, 2014 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2014	1,328,790	$5.31
Options granted	95,029	6.46
Options exercised	(131,570)	3.67
Options cancelled/forfeit	(20,000)	5.87
Options outstanding - March 31, 2014	1,272,249	5.56	6.35	$2,426,496
Options exercisable	776,379	4.76	4.58	$1,963,208
Options vested and expected to vest	1,222,662	5.51	6.23	$2,380,167

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2014, based on the closing price of the Company’s common stock of $6.71 on that date. The intrinsic value of stock options exercised during the three months ended March 31, 2014 was $572,904.

During the three months ended March 31, 2014, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the applicable quotation system of securities exchange on which the common stock was then quoted or listed, at the grant date and have contractual terms ranging from 5 to 10 years. Vesting terms for options granted to employees, directors and consultants typically included one of the following vesting schedules: 25% or 33% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% or 67%, respectively, of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over two or three years, respectively; quarterly vesting over a three year period; annual vesting over three years; or monthly, quarterly or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2014
Weighted-average fair value of options granted	$5.05
Expected terms (in years)	5.81 - 6.91
Expected volatility	100 - 102%
Risk-free interest rate	1.37 - 1.65%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2014
Weighted-average fair value of options granted	$6.71
Expected terms (in years)	2.84 - 5
Expected volatility	83 - 91%
Risk-free interest rate	0.12 - 0.78%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - $3.20	250,000	5.32	$2.80	250,000	$2.80
$3.60 - $4.51	553,746	5.03	$4.21	398,789	$4.29
$6.00 - $9.00	454,100	8.54	$8.10	113,187	$8.20
$10.75	7,603	3.71	$10.75	7,603	$10.75
$28.00 - $80.00	6,800	5.88	$40.86	6,800	$40.86
	1,272,249	6.35	$5.56	776,379	$4.76

As of March 31, 2014, there was approximately $2,545,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.59 years. The stock-based compensation for all stock options was $324,294 during the three months ended March 31, 2014.

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

During March 2014, the Company terminated its agreement with a consultant that provided for the grant of 100,000 RSUs that had vesting criteria based on the satisfaction of certain market-based conditions subject to the consultant’s continued service, among other things. Upon termination of the agreement, all 100,000 RSUs were forfeited and deemed reconveyed to the Company.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding - January 1, 2014	1,389,960	$3.19
RSUs granted	-	$-
RSUs vested	-	$-
RSUs cancelled/forfeited	(100,000)	$2.88
Balance at March 31, 2014	1,289,960	$3.22

As of March 31, 2014, the total unrecognized compensation expense related to unvested RSUs was approximately $2,758,000 which is expected to be recognized over a weighted-average period of 2.05 years, based on estimated vesting schedules. The stock-based compensation for RSU’s during the three months ended March 31, 2014 was $336,994.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and to non-employees for services rendered or to be rendered in the future.

A summary of the activity of the warrants for the three months ended March 31, 2014 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2014	821,050	$5.94
Granted	-	$-
Exercised	(3,164)	$5.93
Expired	-	$-
Warrants outstanding and exercisable - March 31, 2014	817,886	$5.94
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2014	1.95

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the three months ended March 31, 2014 was $5,078.

A list of the warrants outstanding as of March 31, 2014 is included in the table below:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Investors	4/25/2012	48,262	$5.93	48,262	4/25/2015
Investors	4/25/2012	499,764	$5.93	499,764	4/25/2015
Underwriter	2/7/2013	179,860	$5.25	179,860	2/7/2018
Consultant	2/28/2013	30,000	$5.25	30,000	2/28/2016
Consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		817,886	$5.94	817,886

The stock-based compensation for warrants was $26,649 for the three months ended March 31, 2014.

NOTE 5. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes contributions to the plan in an amount not less than 3% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $21,000 to the plan during the three months ended March 31, 2014.

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

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company’s condensed consolidated financial position and results of operations.

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

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a Strategic Alliance Agreement with PCCA. Under this agreement, PCCA has agreed that during the term of the agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and to further provide certain key technical assistance to a potential development project associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal. This agreement automatically renewed for a one-year term on February 18, 2014.

Asset Purchase Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase agreements. The asset purchase agreements provide that the Inventors will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, the Company has acquired a right of first refusal on additional intellectual property and drug development opportunities presented by these Inventors.

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first Investigational New Drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first New Drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2014 through the filing date of this Quarterly Report. Based on our evaluation, nothing other than the events described below need to be disclosed.

From April 1, 2014 through the filing date of this Quarterly Report, the Company issued a total of 7,500 shares of common stock for gross proceeds of $27,600 for stock option exercises.

In addition, from April 1, 2014 through the filing date of this Quarterly Report, the Company issued 984 shares of common stock to net settle common stock options to purchase 2,500 shares of common stock with an exercise price of $4.27 per share pursuant to a cashless exercise provision.

During April 2014, the Company issued 3,164 shares of common stock for gross proceeds of $18,747 for warrant exercises.

During April 2014, the Company issued 6,868 shares of common stock, valued at $50,000, related to the resolution of a contract dispute, which amount was included in accrued expenses as of March 31, 2014 in the accompanying condensed consolidated balance sheet.

Pharmacy Creations Acquisition

On April 1, 2014, the Company acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“Pharmacy Creations”) from J. Scott Karolchyk and Bernard Covalesky (the “Sellers”, and such transaction, the “PC Acquisition”). The acquisition of Pharmacy Creations, a compounding pharmacy located in Randolph, New Jersey, permits the Company to make and distribute its patent-pending proprietary drug formulations and other novel pharmaceutical solutions.

At the closing of the PC Acquisition, the Company paid to the Sellers an aggregate cash purchase price of $600,000. In addition, the Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions:

●	A contingent cash payment of $50,000, payable if Pharmacy Creations earns revenue of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,190 shares of our common stock, issuable only if the following revenue milestones are met:

●	if Pharmacy Creations earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

●	if Pharmacy Creations earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of our common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this report refer to Imprimis Pharmaceuticals, Inc., a Delaware corporation.

The following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact could be deemed forward-looking statements. These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those expected or projected. Such statements reflect our current views with respect to future events. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: the outcome of the third party monitor inspection of our sterile compounding facilities and related review by the New Jersey Board of Pharmacy; our ability to successfully implement our business plan, develop and commercialize our proprietary formulations, identify and acquire additional proprietary formulations, manage our pharmacy operations, obtain financing necessary to operate our business recruit and retain qualified personnel, manage any growth we may experience and successfully complete and realize the benefits of Pharmacy Creations and any other acquisitions and collaborative arrangements we enter into; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business; market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; the ability of competitors to access the market we intend to serve; our ability to raise capital; the cost of any capital we are able to raise; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in similar discussions in our other SEC filings. Except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason. Readers should not rely on any of our forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Unless otherwise stated below, all information regarding share amounts of common stock and prices per share of common stock described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the one-for-five reverse stock split effected on February 7, 2013.

Overview

We are a vertically-integrated specialty pharmaceutical company focused on meeting unmet patient needs through the development and commercialization of innovative proprietary sterile and topical drug formulations and technologies that are customized for patients. We expect to deliver our proprietary formulations to the market through one or more commercialization pathways, including through a network of compounding pharmacies that we seek to establish through acquisition, by creating new commercial relationships, and/or, to the extent there is a reasonable development pathway, through traditional marketing and selling channels following U.S. Food and Drug Administration (“FDA”) approval of a drug formulation. Our formulations are born from the experience of a network of innovators, which includes physicians and pharmacists who prescribe customized medicines for patient needs in a clinical setting. Working collaboratively with these inventors, we identify and evaluate intellectual property related to potential novel drug formulations and technologies, assess relevant markets, and seek to validate the clinical experience of a development candidate outside of the inventor’s medical or pharmacy practice, before investing in commercialization activities. Using this process, we have acquired formulations in ophthalmology, wound management and urology that we believe may offer competitive advantages over commercially available formulations, and are actively pursuing additional development opportunities.

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

We have incurred recurring operating losses, have had negative operating cash flows and have not recognized any significant revenues since July 24, 1998 (inception). In addition, we have a deficit accumulated during the development stage of approximately $34.1 million at March 31, 2014. We have not generated sales revenue from any of our proprietary drug formulations and we expect to incur further losses as we continue the clinical development of our formulations and evaluate other programs. Our research and development activities are budgeted to expand over time, and we will require further capital resources to fund the continued operation of our business model for a long enough period to achieve profitable operations.

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

On February 28, 2012, we effected a one-for-eight reverse split of our authorized, issued and outstanding common stock, and on February 7, 2013 we effected a one-for-five reverse split of our authorized, issued and outstanding common stock. The information in this Form 10-Q and the accompanying unaudited condensed consolidated financial statements for the periods presented have been retroactively adjusted to reflect the effects of those reverse stock splits.

Plan of Operations

Our operating plan for the next twelve months is focused on the development and commercialization of our proprietary ophthalmic formulations, establishing compounding pharmacy operations and the continued assessment of our non-ophthalmic formulations. We believe there are near-term opportunities for our ophthalmic formulations and have begun building upon on pre-commercialization efforts related to these formulations and selling our ophthalmic formulations through our recently acquired and wholly-owned subsidiary, Pharmacy Creations, LLC.

We expect to build a network of compounding pharmacies to not only formulate and distribute our proprietary compounded formulations, but also other non-proprietary compounded formulations within our therapeutic areas of interest (ophthalmology, dermatology and urology). As we describe in more detail below, on April 1, 2014, we acquired Pharmacy Creations, LLC, a New Jersey-based compounding pharmacy. Although we currently expect to operate Pharmacy Creations and establish a network of compounding pharmacies under Section 503A of the FDCA, in the future, we may register any facility we own, may acquire or establish, as an outsourcing facility under Section 503B of the FDCA, particularly if the FDA were to establish a favorable regulatory environment for outsourcing facilities and adopt an expansive list of bulk drug substances that may be compounded in an outsourcing facility under Section 503B.

Over the next twelve months, we expect to focus our efforts on our U.S. commercial opportunities. However, we believe our proprietary drug formulations could have commercial appeal in other markets. We may choose to pursue commercialization of our proprietary formulations in selected international markets through licensing or collaborative arrangements with strategic partners.

Recent Developments

Pharmacy Creations Acquisition

On April 1, 2014, we acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“Pharmacy Creations”) from J. Scott Karolchyk and Bernard Covalesky (the “Sellers”, and such transaction, the “PC Acquisition”).

At the closing of the PC Acquisition, we paid to the Sellers an aggregate cash purchase price of $600,000. In addition, the Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions:

●	A contingent cash payment of $50,000, payable if Pharmacy Creations earns revenue of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,190 shares of our common stock, issuable only if the following revenue milestones are met:

●	if Pharmacy Creations earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

●	if Pharmacy Creations earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of our common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

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

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results. In particular, much of our operational expenses during the periods covered by the following comparisons were incurred in connection with our development program for Impracor, which we have discontinued and do not expect to resume. As a result, our results of operations in the periods after those covered by the following comparisons, including aggregate revenue and expense amounts and the apportionment of expenses among categories, is expected to change. Our pharmacy operations activities commenced on April 1, 2014, and this change in the nature of our operations is expected to have a significant impact on our financial results in the future. In addition, as a result of this transaction and, any additional pharmacy acquisitions or other such transactions we may pursue, we may experience infrequent or one-time expenditures in connection with effecting those transactions.

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

For the Three months ended March 31, 2014, Compared to the Three months ended March 31, 2013

Revenues

For the three months ended March 31, 2014 we recognized $1,410, in license revenues compared to $2,500 in license revenues recognized during the same period in the prior year. Revenues recognized in 2014 and 2013 are related to a license agreement we entered into with resolution MD, LLC granting resolution MD, LLC rights to our Accudel delivery technology to be used for anti-cellulite formulations. We do not expect to recognize significant revenues from this license agreement during fiscal 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, filing fees, legal and accounting expenses.

The table below provides information regarding selling, general and administrative expenses.

Three months ended
March 31,		$
2014	2013	Variance
$2,276,730	$1,019,949	$1,256,781

For the three months ended March 31, 2014, there was an increase of $1,256,781, in selling, general and administrative expenses, as compared to the same period in the prior year. The increase in selling, general and administrative expenses is largely attributable to the increase in our operations, including hiring additional personnel, pre-commercialization activities related to our ophthalmic formulations, and other related activities during the three months ended March 31, 2014 as compared to the same period in the prior year. The increase in personnel costs are primarily associated with an increase of $277,651 in stock-based compensation for the three months ended March 31, 2014, as compared to the same period in the prior year.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property and our Impracor clinical program (for the prior year periods only), including costs for our contract research organization. Also included are personnel costs including wages and stock-based compensation, contract manufacturing, consulting and other costs related to the Impracor clinical program, and other costs related to the clinical development of our other assets.

The table below provides information regarding research and development expenses.

Three months ended
March 31,		$
2014	2013	Variance
$60,152	$455,100	$(394,948)

For the three months ended March 31, 2014, there was a decrease of $394,948, in research and development expense as compared to the same period in the prior year. The decrease was primarily related to the termination of our Impracor clinical program in November 2013, which represented substantially all of our research and development expenses incurred in 2013. Research and development expenses in 2014 were related to patent and other development expenses associated with our other intellectual property assets.

Interest Income

Interest income was $10,309 for the three months ended March 31, 2014, compared to $7,068 for the same period in the prior year. The increase was due to a higher average cash balance during the three months ended March 31, 2014 as compared to the same period in the prior year.

Net Loss

Net loss attributable to common stockholders for the three months ended March 31, 2014 was $(2,325,163), or $(0.26), per basic and diluted share, compared to a net loss attributable to common stockholders for the three months ended March 31, 2013 of $(1,465,481), or $(0.19), per basic and diluted share.

Liquidity and Capital Resources

Our cash on hand at March 31, 2014 was $14,201,144 as compared to $18,979,031 at March 31, 2013. The decrease in cash on hand is primarily attributable to use of cash to support our operations. Since inception through March 31, 2014, we have incurred aggregate losses to common stockholders of approximately $(34,100,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following table provides detailed information about our net cash flows for the three months ended March 31, 2014 and 2013:

	For the Three	For the Three
	Months Ended	Months Ended
Cash Flow	March 31, 2014	March 31, 2013
Net cash used in operating activities	$(1,676,516)	$(1,057,775)
Net cash used in investing activities	(51,250)	(51,449)
Net cash provided by financing activities	349,601	10,052,640

Net Change in Cash and Cash Equivalents	(1,378,165)	8,943,416
Cash and Cash Equivalents at Beginning of the Period	15,579,309	10,035,615
Cash and Cash Equivalents at End of the Period	$14,201,144	$18,979,031

Operating Activities

Net cash used in operating activities was $(1,676,516) for the three months ended March 31, 2014, as compared to $(1,057,775) used in operating activities during the same period for the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, pre-commercialization activities related to ophthalmic formulations, and other related activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $(51,250) and $(51,449), respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $349,601 and $10,052,640, respectively. The cash provided by financing activities during the three months ended March 31, 2014 is primarily attributable to proceeds received due to the exercise of stock options and warrants. The cash provided by financing activities during the three months ended March 31, 2013 is primarily attributable to aggregate proceeds received in February and March 2013 from the public offering and over-allotment exercise described above. We incurred offering costs of $596,281 in fiscal 2012 in connection with the public offering which were offset against the proceeds received in fiscal 2013.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our current formulations and technologies and the integration and development of our proposed pharmacy operations, to pursue potential future strategic transactions, including potential pharmacy acquisitions, and to otherwise fund our operations. If we are not able to generate significant revenues and attain profitable operations, we will need to seek additional financing, which could include equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing transaction. In addition, estimates of our operating expenses and working capital requirements could be inaccurate, and we could be required to seek additional financing earlier than we anticipate.

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

As of the date of this Quarterly Report, we believe that cash and cash equivalents, and restricted investments of approximately $14.3 million at March 31, 2014, together with funds expected to be generated from pharmacy operations, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for that period may change, or changed circumstances may result in the depletion of capital resources more rapidly than anticipated.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investment, which is a certificate of deposit as of March 31, 2014 as held-to-maturity. This held-to-maturity investment is subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of March 31, 2014, approximately $12.3 million of our cash and cash equivalents was maintained in money market funds. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At March 31, 2014, such uninsured deposits totaled approximately $14.0 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2014, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our first quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2013 under the heading “Risk Factors.” You should carefully consider the following risk factors in addition to the other information contained in this report and our other filings with the SEC. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred losses in every year of our operations, and we may never generate revenue or become profitable.

We have incurred losses in every year of our operations, including net losses of $(2,325,163) and $(1,465,481) for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, our deficit accumulated during the development stage was $(34,072,555). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and commercialization activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our proprietary compounded formulations, successfully operate Pharmacy Creations, comply with federal and state laws related to pharmaceutical compounding and, if applicable, FDA regulations for any formulations for which we pursue FDA approval, and prepare, market and sell our proprietary formulations. These activities are costly and may require significant investment.

Although we expect to generate revenue from our pharmacy operations immediately following the closing of our acquisition of Pharmacy Creations on April 1, 2014, our ability to generate significant revenues from any of our proprietary and other non-proprietary formulations will depend on a number of factors, including our ability to satisfy applicable regulatory requirements, identify appropriate commercialization strategies, interest physicians and health care organizations in our formulations, establish a network of pharmacies with a broad geographic footprint, enter into arrangements with third parties, and market and sell any of our proprietary formulations. Our ultimate success will depend on many factors, including factors outside of our control. We may never successfully commercialize or achieve and sustain market acceptance of any of our proprietary formulations, our pharmacy operations may not generate sufficient revenue to support our business, and we may never reach the level of sales and revenues necessary to achieve and sustain profitability.

Currently, we expect to sell certain of our proprietary formulations primarily through a network of compounding pharmacies and we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

We expect to market and sell certain of our proprietary formulations, including our ophthalmic sterile injectable formulations, through a network of compounding pharmacies. A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with other pharmacies. On April 1, 2014, we completed the acquisition of Pharmacy Creations, LLC, a New Jersey-based compounding pharmacy. We have limited experience operating compounding pharmacies and commercializing our formulations through ownership of or licensing arrangements with compounding pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to obtain additional expertise. However, we may be unable to do so successfully. We may experience unanticipated difficulties implementing our strategy, including difficulties that arise as a result of our lack of experience in this area. We may not be successful in our efforts to integrate Pharmacy Creations or acquire any additional pharmacy businesses or outsourcing facilities on reasonable terms or at all. Our business could suffer if we are unable to acquire or collaborate with one or more pharmacies that are licensed to operate as pharmacies in states important to our business plan. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We have no experience acquiring, building, operating or licensing products to pharmacies and outsourcing facilities and we may not be successful in our efforts to build a pharmacy network. Even if we are successful in acquiring pharmacies, we may not be able to integrate pharmacy operations, including the operations of Pharmacy Creations, into our business or realize the benefits we expect from any such acquisition. If we elect to establish new pharmacies and outsourcing facilities, we may not be able to satisfy applicable federal and state licensing and other requirements in a timely manner or at all, or achieve a sufficient physician and patient customer base to sustain operations. If we elect to license our proprietary formulations to one or more unaffiliated pharmacies or outsourcing facilities, we may not be able to enter into licensing agreements on acceptable terms or at all. Acquiring, integrating, building or establishing licensing or other relationships with pharmacies and outsourcing facilities could be expensive and time consuming, disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe our proprietary customizable compounded formulations.

We currently expect to distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, these formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficiency of our formulations for any particular indication. Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from FDA and state governmental agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believed the compounded formulation to be superior and less expensive. Other reasons physicians may be unwilling to prescribe our proprietary customizable compounded formulations could include the following, among others: our proprietary formulations and other formulations that may be prepared by Pharmacy Creations or other pharmacy partners are not required to be, and have not been, approved for marketing and sale by the FDA; there may be limited or no data available with respect to the clinical efficacy or safety of the specific compounded formulations the physician is prescribing; to the extent there is such data available, we are limited in our ability to discuss the effectiveness or safety of our formulations with potential purchasers of our formulations; our pharmacy operations are currently operating on a cash-pay basis; and our formulations are not presently being prepared in a manufacturing facility governed by cGMP requirements.

Additionally, many third party payors, including the government Medicare and Medicaid programs, do not provide reimbursement for compounded formulations. Physicians who may otherwise be interested in prescribing our formulations or utilizing our compounding pharmacy services may be unwilling to do so if third party payor reimbursement, including Medicare reimbursement, is not available for our compounded formulations. Any failure by physicians, patients and/or third party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

We may not receive significant revenue through Pharmacy Creations, or arrangements with other compounding pharmacies, to fund our operations and recover our development costs.

Our business plan with respect to certain of our formulations involves the sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities, whether through the acquisition of pharmacies such as Pharmacy Creations, or through licensing our formulations to pharmacies or outsourcing facilities. We are in the processing of establishing an internal sales force to pursue sales of our proprietary and other formulations in the states in which Pharmacy Creations is authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach. Our company has limited experience operating pharmacies and commercializing compounded formulations. We may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have gone through the FDA approval process, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication. As a result, physicians may not be interested in prescribing our formulations to their patients, and we may not generate significant revenue from our proprietary formulations and other products available through Pharmacy Creations. In addition, we would be substantially dependent on Pharmacy Creations, or any other pharmacy partners we may contract with, to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to enter into agreements with pharmacies of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacy partners are unable to fill, our business would suffer.

Our business is significantly impacted by state and federal statutes and regulations.

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

Our business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; state and federal controlled substance laws; state pharmacy licensure, registration or permit standards promulgated by the applicable state’s pharmacy licensing authority; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations.

The failure to comply with federal and state law and licensing requirements by any pharmacies we establish or acquire, or to whom we license our formulations, could result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to comply with FDCA, loss of FDCA exemptions provided under Section 503A, Warning Letters, injunctions or prosecution. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect our business, including loss of required government certifications and approvals, loss of licensure and a limited ability to market and sell our proprietary formulations.

If Pharmacy Creations or any other pharmacy we acquire or partner with fails to comply with state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state's pharmacy licensing authority. Pharmacy and controlled substances laws often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If Pharmacy Creations or any other pharmacy we may acquire or partner with is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. On May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy (the “Board”) related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to among other things, hire an independent third party monitor to assess whether there are any current serious risks to the public health related to the pharmacy’s sterile compounding practices. To extent any such risks are identified during the inspection of the pharmacy, which will begin on May 15, 2014, the pharmacy will cease sterile compounding activities until it is in compliance with all Board and USP standards as determined by the Board following a re-inspection of the pharmacy. Pharmacy Creations also agreed to conduct four additional mandatory third party inspections through August 2015. The consent order is not a disciplinary action or sanction or an admission of liability on the part of the pharmacy. The preliminary assessment of the third party monitor states that it has a high level of confidence that Pharmacy Creations is operating in compliance with applicable regulatory standards. However, if Pharmacy Creations is required to permanently or temporarily cease or limit its sterile compounding operations, it would have an immediate adverse impact on our ability to implement our business plan in a timely manner and realize the expected benefits of the transaction.

Many of the states into which Pharmacy Creations delivers pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe we comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of out-of-state pharmacies and are found to be applicable to us, they could have an adverse effect on our operations. If Pharmacy Creations or any other pharmacies we acquire or contract with become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in those states would be limited, which could have an adverse impact on our business.

There are many competitive risks related to the marketing and sale of our proprietary formulations and operating a compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We expect to focus our efforts on making available innovative, proprietary compounded formulations through a network of compounding pharmacies. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP (current good manufacturing practices) standards. As a result, although we expect to prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, some physicians may be unwilling to prescribe them. Because our proprietary compounded formulations compounded in accordance with FDCA Section 503A are not required to be, and have not been, approved for marketing and sale by the FDA, our business may be subject to limitations our competitors with FDA-approved drugs may not face. We also compete against other compounding pharmacies that make compounded formulations available to their customers.

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

In addition, under state and federal laws applicable to compounding pharmacies, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. In general, pharmaceutical companies typically sell most of their products to large pharmaceutical wholesalers, who in turn sell to and supply hospitals and retail pharmacies. As a result, our business is not scalable on the scope available to our competitors with FDA-approved drugs. In addition, we are significantly smaller than our primary competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. If our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

We may be subject to liability claims for damages and other expenses, and such claims may not be covered by insurance or may otherwise harm our business.

The success of our business, including our proprietary formulations and pharmacy operations, will be highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or any other pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business. If significant adverse events or deaths or a product recall, either voluntarily or by the FDA, were associated with one of our proprietary formulations, or any compounds prepared by Pharmacy Creations or any other pharmacy partner, physicians may be unwilling to prescribe our proprietary formulations or order prescriptions from Pharmacy Creations or any other partner pharmacy. Although we expect that Pharmacy Creations and any future pharmacy partners will comply with high standards for manufacturing quality and quality assurance, including United States Pharmacopeia <795> and <797>, we cannot ensure that they will comply with such requirements.

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

Historically we have relied on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We expect our recent acquisition of Pharmacy Creations to provide us with limited research and development support and access to additional novel compounded formulations. However, we expect to continue to rely upon third parties to provide us with additional opportunities. In 2013, we entered into three asset purchase agreements for development opportunities as a result of referrals from PCCA pursuant to our Strategic Alliance Agreement with PCCA. Although the term of the Strategic Alliance Agreement currently extends until February 18, 2015 and automatically extends for successive one year periods unless either party provides 30 day prior written notice of non-renewal, we do not expect to obtain additional referrals and development opportunities through PCCA. If we are unable to utilize Pharmacy Creations and our current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Our other pharmacist, physician and research consultants and advisors provide us with significant assistance in our evaluation of product development opportunities. These third parties generally engage in other business activities and may not devote sufficient time and attention to our research and development activities. If these third parties were to terminate their relationships with us, we may be unable to find other, equally qualified consultants and advisors on commercially reasonable terms or at all, and we may have significant difficulty evaluating potential opportunities and developing and commercializing our product candidates. In addition, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. We may face financial and operational risks and uncertainties in connection with any such future acquisitions. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.

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

As part of an effort to enter into any significant transaction, we must conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the expected benefits of any such transaction. If we fail to realize the expected benefits from any transaction we may complete, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. Companies that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with healthcare and pharmacy laws and regulations. We may incur material liabilities for the past activities of acquired operations. Such liabilities and related legal or other costs and/or resulting damage to our reputation could negatively impact our business through lower-than-expected operating results, charges for impairment of acquired intangible assets or otherwise. In addition, we may encounter difficulties and additional unexpected costs in combining the operations and personnel of any acquired businesses with our operations and personnel, or if we are unable to retain key employees of any acquired businesses.

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

We do not expect to obtain rights to any product candidates or receive any benefits under our License Agreement with PCCA.

Under our License Agreement with PCCA, PCCA has granted to us certain exclusive rights to PCCA’s proprietary formulations, other technologies and data, and we have agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products. PCCA may terminate the License Agreement if we fail to commence efforts to research and develop at least one product opportunity provided to us by PCCA by February 29, 2016. Our rights under the License Agreement apply to development and commercialization opportunities within the prescription drug field and do not apply to compounding pharmacy activities. We have not received, and do not expect to receive, any development opportunities as a result of the License Agreement with PCCA, particularly in light of our re-focused business strategy aimed at developing compounded formulations. If we do commence clinical trials of any potential product candidates we obtain through PCCA, such product candidates may never be approved by the FDA. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other more established, well-known and well-financed health care and pharmaceutical companies, and that competition and our royalty obligations to PCCA may prevent us from recouping our investment in these product candidates.

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

Historically, our business has focused on developing and commercializing our product candidate Impracor under the regulatory pathway provided by Section 505(b)(2) of the FDCA. In August 2013, we were notified by our contract manufacturer that placebo and active bulk batches that were to be used in a planned Phase 3 clinical trial of Impracor had demonstrated out of specification stability test results with respect to the placebo and decreasing stability test results for Impracor, which we believe would likely have resulted in the materials being unusable for the duration of the planned Impracor clinical trial. After considering the totality of circumstances surrounding Impracor, including these unexpected manufacturing and formulation issues, other strategic and competitive considerations related to the Impracor program, the optimal use of our capital and other resources and other potential commercialization opportunities, we have discontinued the previously planned Phase 3 study for Impracor and terminated all development programs for Impracor. We do not expect we will identify or pursue a successful commercialization pathway for Impracor. Even if we were to pursue commercialization of Impracor or sell compounded formulations utilizing the Impracor technology through Pharmacy Creations, we would not expect to achieve sales and revenues necessary to recover our historical costs associated with the Impracor development program.

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

We terminated all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have focused on rebuilding our management team and engaging consultants in order to begin operating our business. However, because of this history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

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

Our executive officers and directors own or have the right to acquire within 60 days of May 9, 2014, in the aggregate, approximately 17% of the shares of common stock outstanding following such issuance to them. In addition, four individual stockholders own, or have the right to acquire within 60 days of May 9, 2014, an additional approximately 35% of our common stock. The sale of even a portion of these shares will likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, as well as control our management and affairs. Since our stock ownership is concentrated among a limited number of holders and our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders and could control the outcome of actions requiring stockholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we issued 3,164 shares of common stock in connection with the exercise of warrants to purchase our common stock, for gross proceeds of $18,747. The warrants were issued in April 2012 as part of a private placement of securities. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act. The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) afforded by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. In determining that the issuance of the securities in the private placement qualified for an exemption under Section 4(2) and Rule 506 of Regulation D, we relied on the following facts: we did not use general solicitation or advertising to market the securities; each investor in the private placement represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities issued are restricted securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy (the “Board”) related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to, among other things, hire an independent third party monitor to assess whether there are any “current serious risks” related to the pharmacy’s sterile compounding practices. To the extent there are, the pharmacy has agreed to cease sterile compounding activities until it is in compliance with appropriate regulatory standards as determined such risks by the Board following re-inspection of the pharmacy. The preliminary assessment of the third party monitor states that it has a high level of confidence that the pharmacy is operating in compliance with applicable regulatory standards. The consent order is not a disciplinary action or sanction or an admission of liability on the part of Pharmacy Creations.

Item 6. Exhibits

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated February 10, 2014, among Scott Karolchyk, Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2014)

3.1	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 28, 2014)

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Principal Accounting and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: May 15, 2014	By:	/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll Vice President, Accounting and Public Reporting (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated February 10, 2014, by and among Scott Karolchyk, Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2014)

3.1	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 28, 2014)

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Principal Accounting and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

