Form 10-Q
period 2014-06-30
Imprimis Pharmaceuticals, Inc.
filed 2014-08-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of August 12, 2014, 9,130,376 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,101,796	$15,579,309
Restricted short-term investments	150,151	50,097
Accounts receivable, net	81,149	-
Inventories	172,750	-
Prepaid expenses and other current assets	324,245	105,067
Total current assets	12,830,091	15,734,473
Intangible assets, net	641,567	-
Goodwill	331,621	-
Furniture and equipment, net	75,767	26,892
TOTAL ASSETS	$13,879,046	$15,761,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$750,106	$311,924
Accrued payroll and related liabilities	553,109	338,703
Customer deposits	617	-
Current portion of contingent acquisition obligations	31,466	-
Current portion of capital lease obligation	6,428	-
Total current liabilities	1,341,726	650,627

Capital lease obligation, net of current portion	10,168	-
Contingent acquisition obligations, net of current portion	483,156	-
TOTAL LIABILITIES	1,835,050	650,627
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 395,000,000 shares authorized, 9,127,870 and 8,970,364 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9,128	8,970
Additional paid-in capital	48,703,148	46,849,160
Accumulated deficit	(36,668,280)	(31,747,392)
TOTAL STOCKHOLDERS’ EQUITY	12,043,996	15,110,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,879,046	$15,761,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Pharmacy sales, net	$664,370	$-	$664,370	$-
License revenues	3,331	2,500	4,741	5,000
Total revenues	667,701	2,500	669,111	5,000
Cost of pharmacy sales	(476,549)	-	(476,549)	-
Gross profit	191,152	2,500	192,562	5,000
Operating expenses:
Selling and marketing	469,188	-	825,896	-
General and administrative	2,289,233	1,556,145	4,209,255	2,576,094
Research and development	35,571	677,347	95,723	1,132,447
Total operating expenses	2,793,992	2,233,492	5,130,874	3,708,541
Loss from operations	(2,602,840)	(2,230,992)	(4,938,312)	(3,703,541)
Other income (expense):
Interest expense	(1,565)	-	(1,565)	-
Interest income	8,680	12,940	18,989	20,008
Total other income, net	7,115	12,940	17,424	20,008
Net loss	$(2,595,725)	$(2,218,052)	$(4,920,888)	$(3,683,533)
Basic and diluted net loss per share of common stock	$(0.28)	$(0.25)	(0.54)	$(0.44)
Weighted average number of shares of common stock outstanding, basic and diluted	9,109,842	8,890,668	9,060,496	8,342,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,920,888)	$(3,683,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of furniture and equipment	10,411	2,073
Amortization of intangible assets	17,433	-
Stock-based compensation and payments	1,396,692	1,448,384
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,729)	-
Inventories	40,440	-
Prepaid expenses and other current assets	(215,625)	(278,956)
Accounts payable and accrued expenses	318,134	283,985
Accrued payroll and related liabilities	178,930	163,617
Customer deposits	(11,699)	-
Deferred revenue	-	1,667
NET CASH USED IN OPERATING ACTIVITIES	(3,208,901)	(2,062,763)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investments	(100,000)	(50,000)
Purchase of Pharmacy Creations, LLC, net of cash and advances	(636,374)	-
Purchases of furniture and equipment	(14,776)	(5,172)
NET CASH USED IN INVESTING ACTIVITIES	(751,150)	(55,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Cancelled common stock	-	(192)
Payments on capital lease obligation	(1,565)	-
Net proceeds from the exercise of warrants and stock options	484,103	-
Proceeds from issuance of common stock and warrants for cash, net of offering costs	-	10,052,832
NET CASH PROVIDED BY FINANCING ACTIVITIES	482,538	10,052,640
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,477,513)	7,934,705
CASH AND CASH EQUIVALENTS, beginning of period	15,579,309	10,035,615
CASH AND CASH EQUIVALENTS, end of period	$12,101,796	$17,970,320
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$800	$1,600
Cash paid for interest	$1,565	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs in connection with equity offering	$-	$596,281
Issuance of common stock for consulting services included in accounts payable and accrued expenses	$-	$139,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 and 2013

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

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy; effective with this acquisition the Company commenced sales and marketing efforts surrounding Imprimis’ portfolio of proprietary and non-proprietary drug formulations.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the revenue targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the financial position, results of operations, or cash flows in the period of the change in estimate.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company began generating revenues upon the acquisition of PC in the second quarter of 2014, which includes sales of certain of our proprietary compounded drug formulations.

Product Revenues

Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

During the three and six months ended June 30, 2014 and 2013, the Company recorded $3,331, $4,741 and $2,500, $5,000, respectively, in revenues, related to royalty payments. In January 2013, the Company entered into a license agreement with ResolutionMD, LLC granting ResolutionMD, LLC rights to its Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company received $10,000 as a guaranteed minimum royalty amount for the year ended December 31, 2013. The Company is due annual guaranteed minimum royalty payments and additional royalty payments based on a percent (generally, 5%-7%) of net sales of any products covered under the license agreement in excess of the guaranteed amounts. The license agreement with ResolutionMD, LLC, unless terminated earlier, has a term of ten years following the first commercial sale of a product that is covered under the license agreement. The Company does not anticipate that the license agreement with ResolutionMD, LLC will generate significant revenues for the 2014 fiscal year.

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties (see Note 11), shipping and handling costs and the write-off of obsolete inventory.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of June 30, 2014, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended June 30, 2014 and 2013. The Company is subject to taxation in the United States and California. The Company’s tax years for 2000 and forward are subject to examination by the federal and state tax authorities due to the carry forward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At June 30, 2014, the Company had approximately $11.8 million in cash deposits in excess of FDIC limits.

Accounts Receivable

The balance in accounts receivable consists of revenue amounts the Company has invoiced and recognized, but for which payment has not been received. Accounts receivable are presented net of an allowance for doubtful accounts in the amount of $3,957 as of June 30, 2014.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. The Company evaluates the carrying value of inventories on a regular basis, based on the price expected to be obtained for products in their respective markets compared with historical cost. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

The Company also regularly evaluates its inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales or use in production compared to quantities on hand and the remaining shelf life of products and active pharmaceutical ingredients on hand. The Company establishes reserves for excess and obsolete inventories as required based on its analyses.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the estimated useful life or remaining lease term, whichever is shorter. Computer software and hardware, and furniture and equipment are depreciated over three to five years.

Goodwill and Intangible Assets

The Company will review its goodwill and indefinite-lived intangible assets for impairment as of January 1 of each year or when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

●	significant underperformance of the Company’s business relative to expected operating results;

●	significant adverse economic and industry trends;

●	significant decline in the Company’s market capitalization for an extended period of time relative to net book value; and

●	expectations that a reporting unit will be sold or otherwise disposed.

The annual goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Impairment of Long-Lived Assets

Long-lived assets, such as furniture and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

During the three and six months ended June 30, 2014 and 2013, the Company did not recognize any impairment of long-lived assets.

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

At June 30, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities which are measured on a recurring basis. At June 30, 2014 and December 31, 2013, the Company’s financial instruments include cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, and capital lease. The carrying amount of these financial instruments, except for the restricted short-term investment and capital lease, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of the capital lease approximates fair value.

Stock-Based Compensation

All stock-based payments to employees and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the condensed consolidated financial statements based upon their fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. The fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

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

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Employees - selling and marketing	$16,994	$-	$30,861	$-
Employees - general and administrative	561,733	378,895	1,105,000	464,898
Employees - research and development	-	44,619	-	111,750
Directors - general and administrative	42,147	45,458	84,293	248,250
Consultants - selling and marketing	14,730	-	30,783	-
Consultants - general and administrative	18,337	345,605	86,839	505,527
Consultants - research and development	4,814	180,559	8,916	117,959
Total	$658,755	$995,136	$1,346,692	$1,448,384

During the six months ended June 30, 2014, the Company issued 6,868 shares of common stock, valued at $50,000 in connection with the resolution of a contract dispute.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, preferred stock, stock options, unvested restricted stock units (“RSUs”) and warrants were 3,419,149 and 3,138,004 at June 30, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2014 and 2013:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Numerator – net loss	$(2,595,725)	$(2,218,052)	$(4,920,888)	$(3,683,533)
Denominator – weighted average number of shares of common stock outstanding, basic and diluted	9,109,842	8,890,668	9,060,496	8,342,497
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(0.54)	$(0.44)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, valuation of deferred taxes, goodwill and, intangible assets, recoverability of long-lived assets and goodwill, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the 2014 condensed consolidated financial statements. The Company has classified certain expenses as selling and marketing whereas in prior periods certain selling and marketing expenses were included as an expense line item titled selling, general and administrative in the condensed consolidated statements of operations. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company’s pharmacy operations commenced on April 1, 2014. This change in the nature of the Company’s operations included the recognition of significant revenues; as a result the Company is no longer defined as a development stage company for reporting dates beginning April 1, 2014. With the change in the Company’s operations, revenue recognition and its immediate adoption of ASU No. 2014-10, the Company no longer presents or discloses any information required under ASC Topic 915.

Recently Announced Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

NOTE 2. ACQUISITION – PHARMACY CREATIONS, LLC

On April 1, 2014, the Company acquired all of the outstanding membership interests of PC (the “PC Acquisition”) from J. Scott Karolchyk and Bernard Covalesky (the “Sellers”), such that PC became a wholly-owned subsidiary of the Company. The acquisition of PC permits the Company to make and distribute its patent-pending proprietary drug formulations and other pharmaceutical preparations.

The transaction has been accounted for as a business combination and the financial results of PC have been included in the Company’s condensed consolidated financial statements for the period subsequent to its acquisition.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed for PC are presented below and represent the Company’s best estimates.

Fair Value of Consideration Transferred

At the closing of the PC Acquisition, the Company paid to the Sellers an aggregate cash purchase price of $600,000. In addition, the Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions:

●	A contingent cash payment of $50,000, payable if PC earns revenue of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,190 shares of the Company’s common stock, issuable only if the following revenue milestones are met:

●	if the Company earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

●	if the Company earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

Management estimates that earnout payments will be made, however, it has applied a discount rate to represent the risk of these not occurring in determining the fair value. The total acquisition date fair value of the consideration to be transferred is estimated at approximately $1.1 million, as follows:

Cash payment to sellers at closing	$600,000
Contingent common stock issuance to the Sellers	483,156
Contingent cash consideration to the Sellers	31,466
Total acquisition date fair value	$1,114,622

A liability was recognized for an estimate of the acquisition date fair value of the future contingent common stock and cash payments and is included in the contingent acquisition obligations in the accompanying condensed consolidated balance sheet at June 30, 2014.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of April 1, 2014, the acquisition date. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$4,982
Accounts receivable	58,420
Prepaid expenses and other assets	30,256
Inventory	213,190
Property and equipment	44,510
Intangible assets	659,000
Total identifiable assets acquired	1,010,358
Accounts payable and accrued liabilities	120,049
Other liabilities	107,308
Total liabilities assumed	227,357
Total identifiable assets less liabilities assumed	783,001
Goodwill	331,621

Net assets acquired	$1,114,622

The fair value adjustments made herein and the allocation of purchase price is preliminary. The final allocation will be based on estimates and appraisals that will be finalized within one year of the closing of the PC Acquisition and based on the Company’s final evaluation of PC’s assets and liabilities, including both tangible and intangible assets. The final allocation of purchase price and the resulting effect on net income loss may differ from the amounts included herein. If the Company’s final purchase price allocation differs from the allocation used in preparing these condensed consolidated financial statements, the Company’s tangible and intangible assets and net loss could be higher or lower.

Results of Operations

The amount of revenues and operating loss of PC included in the Company’s condensed consolidated statement of operations from the acquisition date through the period ended June 30, 2014 is as follows:

Total revenues	$664,370
Operating loss	$(423,589)

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including PC) for the three and six months ended June 30, 2014 and 2013 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total revenues	$667,701	$744,299	$1,286,805	$1,453,050
Net loss	$(2,595,725)	$(2,054,878)	$(4,854,258)	$(3,374,915)

The Company did not incur material acquisition expenses related to the PC Acquisition.

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the intangible assets. In determining the fair value of the intangible assets the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of PC. The fair values of the identified intangible assets related to the customer relationships, trade name, non-competition covenant, and state pharmacy licenses. The fair value of customer relationships and non-competition covenant were calculated using the income approach. The fair value of the trade name and pharmacy licenses were calculated using the cost approach. The following table sets forth the components of identified intangible assets associated with the PC acquisition and their estimated useful lives.

	Fair Value	Useful Life
Customer relationships	$596,000	10 -15 years
Trade Name	5,000	5 years
Non-compete covenant	50,000	4 years
Licenses	8,000	25 years
	$659,000

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual lives associated with the respective asset. Trade names represent the fair value of the brand and name recognition associated with the marketing of PC’s formulations and services. Customer relationships represent the expected benefit from future contracts which, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of PC. Non-competition covenant clause represents the contractual period and expected degree of adverse economic impact that would exist in its absence. Licenses represent eight state pharmacy licenses PC held at the date of acquisition.

Goodwill

Of the total estimated purchase price, $331,621 was allocated to goodwill and is attributable to expected synergies between the combined companies, including access for the Company to distribute its patent-pending proprietary drug formulations through PC's market channels and the assembled workforce. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets acquired. Goodwill resulting from the PC Acquisition will be tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

NOTE 3. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at June 30, 2014 and December 31, 2013 consist of certificates of deposit, which are classified as held-to-maturity. At June 30, 2014 and December 31, 2013, the restricted short-term investments was recorded at amortized cost which approximates fair value.

At June 30, 2014 and December 31, 2013, the certificates of deposit of $150,151 and $50,097, respectively, were classified as a current asset. The certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for office space lease, and automatically renew every twelve months.

NOTE 4. INVENTORIES

Inventories are comprised of over-the-counter (“OTC”) retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2014 was as follows:

June 30, 2014
Raw materials	$164,127
Finished goods	8,623
Total inventories	$172,750

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2014
	(unaudited)	December 31, 2013
Prepaid stock-based consulting expenses	$-	$26,649
Prepaid rent	21,875	16,288
Prepaid insurance	180,519	39,166
Other prepaid expenses and deposits	121,851	22,964
Total prepaid expenses and other current assets	$324,245	$105,067

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2014 consist of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Customer relationships	10 - 15	$596,000	$(9,933)	$586,067
Trade name	5	5,000	(250)	4,750
Non-compete	4	50,000	(6,250)	43,750
Licenses	25	8,000	(1,000)	7,000
		$659,000	$(17,433)	$641,567

Amortization expenses for intangible assets for the three and six months ended June 30, 2014 was as follows:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Customer relationships	$250	$250
Trade name	9,933	9,933
Non-compete	6,250	6,250
Licenses	1,000	1,000
	$17,433	$17,433

Estimated future amortization expense for the Company’s intangible assets as June 30, 2014 is as follows:

Years ending December 31,
Remainder of 2014	$23,600
2015	$53,500
2016	$53,500
2017	$53,500
2018	$44,100

The changes in the carrying value of the Company’s goodwill during the six months ended June 30, 2014 were as follows:

Balance at January 1, 2014:
Goodwill	$-
Acquisition of PC	331,621
Balance at June 30, 2014	$331,621

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2014
	(unaudited)	December 31, 2013
Accounts payable	$750,106	$261,924
Other accrued expenses	-	50,000
Total accounts payable and accrued expenses	$750,106	$311,924

NOTE 8. DEBT

Line of Credit

PC entered into a working capital line of credit agreement with a financial institution on March 21, 2008 and subsequently renewed the agreement on September 6, 2013. The line of credit had a maturity date of September 1, 2016. The line of credit agreement allowed PC to borrow of up to $75,000 and was secured by a first security interest on all business assets. PC was required to pay regular monthly payments of all accrued unpaid interest due monthly, with interest on the line of credit calculated as the greater of one of the following: (a) the Prime Rate (as defined and published in the Wall Street Journal) plus 1.00% per annum, or (b) 4.25% per annum. The line of credit agreement was terminated following the acquisition of PC, and no amounts were borrowed, paid or outstanding during the period ended June 30, 2014 following the Company’s acquisition of PC.

NOTE 9. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During April 2014, the Company issued 6,868 shares of common stock, valued at $50,000, in connection with the resolution of a contract dispute.

During the six months ended June 30, 2014, the Company issued a total of 121,045 shares of common stock for gross proceeds of $446,610 for stock option exercises.

During the six months ended June 30, 2014, the Company issued 23,265 shares of common stock in connection with the exercise of common stock options to purchase 44,164 shares of common stock with exercise prices of $3.60 - $4.27 per share pursuant to cashless exercise provisions.

During the six months ended June 30, 2014, the Company issued 6,328 shares of common stock for gross proceeds of $37,493 for warrant exercises.

Preferred Stock

At June 30, 2014, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012 , May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of June 30, 2014, the Plan provides for the issuance of a maximum of an aggregate of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

A summary of the Plan activity with respect to options to purchase common stock for the six months ended June 30, 2014 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2014	1,328,790	$5.31
Options granted	225,886	$6.60
Options exercised	(165,209)	$3.69
Options cancelled/forfeit	(75,000)	$6.30
Options outstanding - June 30, 2014	1,314,467	$5.66	6.41	$2,532,926
Options exercisable	795,441	$4.99	4.67	$2,046,478
Options vested and expected to vest	1,262,564	$5.64	6.31	$2,484,281

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2014, based on the closing price of the Company’s common stock of $6.94 on that date. The intrinsic value of stock options exercised during the six months ended June 30, 2014 was $644,113.

During the six months ended June 30, 2014, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the applicable quotation system of securities exchange on which the common stock was then quoted or listed, at the grant date and have contractual terms ranging from 5 to 10 years. Vesting terms for options granted to employees, directors and consultants typically included one of the following vesting schedules: 25% or 33% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% or 67%, respectively, of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over two or three years, respectively; quarterly vesting over a three year period; annual vesting over three years; or monthly, quarterly or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2014
Weighted-average fair value of options granted	$5.16
Expected terms (in years)	5.81 - 6.91
Expected volatility	100 - 102%
Risk-free interest rate	1.37 - 1.65%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2014
Weighted-average fair value of options granted	$6.15
Expected terms (in years)	2.54 - 10
Expected volatility	80 - 97%
Risk-free interest rate	0.10 - 1.64%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - $3.20	250,000	5.07	$2.80	250,000	$2.80
$3.60 - $4.51	515,107	4.95	$4.25	375,359	$4.33
$5.49 - $7.71	249,225	9.28	$6.67	35,030	$6.02
$8.06 - $10.75	293,335	7.73	$8.99	128,252	$9.02
28.00 - $80.00	6,800	5.63	$40.86	6,800	$40.86
	1,314,467	6.41	$5.66	795,441	$4.99

As of June 30, 2014, there was approximately $2,684,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.48 years. The stock-based compensation for all stock options was $318,823 and $643,117 during the three and six months ended June 30, 2014, respectively.

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

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding - January 1, 2014	1,389,960	$3.19
RSUs granted	-	$-
RSUs vested	-	$-
RSUs cancelled/forfeited	(100,000)	$2.88
Balance at June 30, 2014	1,289,960	$3.22

As of June 30, 2014, the total unrecognized compensation expense related to unvested RSUs was approximately $2,418,000 which is expected to be recognized over a weighted-average period of 1.80 years, based on estimated vesting schedules. The stock-based compensation for RSU’s during the three months and six months ended June 30, 2014 was $339,932 and $676,926, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and to non-employees for services rendered or to be rendered in the future.

A summary of the activity of the warrants for the six months ended June 30, 2014 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2014	821,050	$5.94
Granted	-	$-
Exercised	(6,328)	$5.93
Expired	-	$-
Warrants outstanding and exercisable - June 30, 2014	814,722	$5.94
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2014	1.70

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the six months ended June 30, 2014 was $8,701.

A list of the warrants outstanding as of June 30, 2014 is included in the table below:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
DermaStar	4/25/2012	48,262	$5.93	48,262	4/25/2015
April PPM	4/25/2012	496,600	$5.93	496,600	4/25/2015
Underwriter Warrants	2/7/2013	179,860	$5.25	179,860	2/7/2018
IR Consultant	2/28/2013	30,000	$5.25	30,000	2/28/2016
IR Consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		814,722	$5.94	814,722

The stock-based compensation for warrants was $26,649 for the six months ended June 30, 2014.

NOTE 10. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes contributions to the plan in an amount not less than 3% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $33,000 to the plan during the six months ended June 30, 2014.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Capital Lease

The Company leases equipment under a capital lease with an interest rate of 4.25% per annum. At June 30, 2014, future payments under this capital lease are as follows:

Years ending December 31,
Remainder of 2014	$3,505
2015	7,009
2016	7,009
Total minimum lease payments	17,523
Less amount representing interest	(927)
Present value of future minimum lease payments	16,596
Less current portion	(6,428)
Capital lease obligation, net of current portion	$10,168

The value of the equipment under capital lease as of June 30, 2014 was $18,913, with related accumulated depreciation of $3,153.

Operating Leases

In June 2014, the Company entered into a lease agreement for 7,565 square feet of office space from September 1, 2014 to October 31, 2018, effective September 1, 2014. Monthly rent begins on September 1, 2014 in the amount of $20,426, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for two months at various times during the lease agreement.

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

Once the Company relocates to the new office space (7,565 square feet), effective September 1, 2014, the Company’s intention is to sublet the 3,874 square feet of its current offices through its remaining lease term.

In January 2010, PC entered into a lease agreement for 3,137 square feet of office and laboratory space from January 1, 2010 to December 31, 2015. Monthly rent began on January 1, 2010 in the amount of $3,594.

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on the Company’s condensed consolidated financial position and results of operations.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

Novel Drug and Eye Care Northwest Asset Purchase Agreement – Related Party

On August 8, 2013, the Company acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC (“NDS”) and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an Asset Purchase Agreement, as amended (the “ECN APA”). As part of this acquisition the Company has acquired intellectual property assets, including a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications. In addition, under the ECN APA, the Company has a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities. The ECN APA provides that the Sellers will cooperate with us in obtaining patent protection for the acquired intellectual property, among other things, and that we will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, the Company is obligated to make the following payments to NDS: (1) one payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) one payment payable within 30 days after the Company files the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) one payment payable within 30 days after the Company files the first New Drug application with the FDA for the first product; and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If following five years of the date of the ECN APA the Company either has not filed an IND or has failed to generate royalty payments to NDS for any product based on the acquired intellectual property, NDS may terminate the ECN APA and request that the Company re-assign the acquired technology to NDS.

NDS is owned by the former owners of PC and other full-time employees of the Company. During the six months ended June 30, 2014 the Company did not make any payments to NDS, and no amounts are due and payable to NDS at June 30, 2014.

NOTE 12. SEGMENT INFORMATION

The Company operates the business on the basis of a single reportable segment, which is the business of providing sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2014 and 2013 are attributed to the United States. All long-lived assets at June 30, 2014 are located in the United States.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and six months ended June 30, 2014.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers accounted for 90% of drug and chemical purchases during the three and six months ended June 30, 2014.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2014 through the filing date of this Quarterly Report. Based on our evaluation, nothing other than the events described below need to be disclosed.

From July 1, 2014 through the filing date of this Quarterly Report, the Company issued a total of 2,506 shares of common stock for gross proceeds of $9,619 for stock option exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this report refer to Imprimis Pharmaceuticals, Inc., a Delaware corporation and its subsidiary.

The following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact could be deemed forward-looking statements. These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those expected or projected. Such statements reflect our current views with respect to future events. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to make commercially available our compounded formulations in a timely manner or at all; our ability to successfully implement our business plan, develop and commercialize our proprietary formulations, identify and acquire additional proprietary formulations, manage our pharmacy operations, obtain financing necessary to operate our business recruit and retain qualified personnel, manage any growth we may experience and successfully complete and realize the benefits of Pharmacy Creations, LLC (“Pharmacy Creations”) and any other acquisitions and collaborative arrangements we enter into; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in similar discussions in our other SEC filings. Except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason. Readers should not rely on any of our forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Unless otherwise stated below, all information regarding share amounts of common stock and prices per share of common stock described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the one-for-five reverse stock split effected on February 7, 2013.

Overview

We are a vertically-integrated specialty pharmaceutical company focused on the development and commercialization of innovative proprietary sterile and topical drug formulations. We own proprietary formulations in ophthalmology, urology and wound management that we believe may offer competitive advantages over commercially available formulations or which serve substantially unmet needs in the marketplace. Although we hope to market and sell each of our proprietary drug formulations, we are currently focused on developing our proprietary ophthalmology formulation business. We also sell non-proprietary sterile and topical drug formulations. We fulfill prescription orders for our drug formulations through Pharmacy Creations, our New Jersey-based pharmacy, which is licensed to distribute our drug formulations in 32 states. We are in the process of expanding our prescription fulfillment and distribution capabilities with the goal of owning or otherwise having access to multiple facilities licensed in each of the 50 states in the United States. All of our proprietary drug formulations are born from the clinical experience of a network of inventors, including physician prescribers and pharmacist formulators, who prescribe and make customized medicines for individual patient needs. Working collaboratively with these inventors, we identify and evaluate intellectual property related to these drug formulations, assess relevant markets, and seek to validate the clinical experience of a development candidate outside of the inventor’s medical or pharmacy practice, with the objective of investing in commercialization activities. We believe our model allows us to meet the realities of the current health care economy by offering quality pharmaceutical innovation at accessible prices.

Historically, our business focused on developing, obtaining U.S. Food and Drug Administration (the “FDA”) market approval for, and commercializing our topical pain management product candidate, Impracor™. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues that we previously reported, in November 2013, we announced our discontinuation of the planned Phase 3 clinical trial for Impracor. During our 2013 fiscal year, we began re-focusing our business plan away from the development of Impracor and toward our current formulation and technology development and compounding pharmacy business model.

We have incurred recurring operating losses, and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $36.7 million at June 30, 2014. Beginning on April 1, 2014 we began generating revenue from certain of our proprietary drug formulations and other pharmacy formulations; however we expect to incur further losses as we integrate and develop our new pharmacy operations, evaluate other programs and continue the clinical development of our formulations.

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

Plan of Operations

Our operating plan for the next twelve months is focused on the development and commercialization of our proprietary ophthalmic formulations, furthering our compounding pharmacy operations and the continued assessment of our non-ophthalmic formulations. We have begun selling our ophthalmic formulations and have been building upon on pre-commercialization efforts related to these formulations and selling our ophthalmic formulations through our wholly-owned subsidiary. Outside of our ophthalmology business, physicians are conducting investigator-initiated studies of our injectable pentoxifylline proprietary formulation. We expect to provide grant support for additional investigator-initiated studies for this formulation within the next twelve months. We are also reviewing clinical development opportunities related to our wound management intellectual property.

We expect to continue to develop ownership of or access to a network of compounding pharmacies and potentially, outsourcing facilities registered with the FDA under section 503B of the Federal Food, Drug and Cosmetic Act (the “FDCA”), to not only formulate and distribute our proprietary compounded formulations, but also other non-proprietary compounded formulations within our therapeutic areas of interest (ophthalmology, wound management and urology). As we describe in more detail below, on April 1, 2014, we acquired Pharmacy Creations, LLC, a New Jersey-based compounding pharmacy.

Initially, we expect to focus our efforts on our commercial opportunities in the U.S. However, we believe our proprietary drug formulations could have commercial appeal in other markets. In the future, we may choose to pursue commercialization of our proprietary formulations in selected international markets through licensing or collaborative arrangements with strategic partners.

Recent Developments

Pharmacy Creations Acquisition

On April 1, 2014, we acquired all of the outstanding membership interests of Pharmacy Creations from J. Scott Karolchyk and Bernard Covalesky (the “Sellers”, and such transaction, the “PC Acquisition”).

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

Quality Assurance Improvements

Immediately, following our acquisition of Pharmacy Creations on April 1, 2014, we began implementing new internal quality assurance standards and best practice policies that we believe may exceed those required under the U.S. Pharmacopeia ("USP") and state pharmacy laws in certain important respects. These standards and policies include, among other things, the engagement of a third party quality assurance and quality control consultant to perform quarterly inspections of our pharmacy operations, including assessing compliance with USP and state board of pharmacy standards and environmental monitoring. We also implemented a policy to validate that formulations produced at Pharmacy Creations satisfy USP guidelines and specifications prior to shipment to patients and physicians through testing at a third party FDA registered laboratory. We limited the sales of certain pharmacy products and formulations during the month of July 2014 while fully implementing these practices, and we have incurred and expect to incur future expenses related to establishing and complying with our quality assurance standards and other best practices.

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

Impairment of Long-Lived Assets. Long-lived assets, such as furniture, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

Business Combinations. The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the revenue targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in estimate.

Goodwill and Intangible Assets. The Company reviews its goodwill and indefinite-lived intangible assets for impairment as of January 1 of each year or when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

●	significant underperformance of the Company’s business relative to expected operating results;

●	significant adverse economic and industry trends;

●	significant decline in the Company’s market capitalization for an extended period of time relative to net book value; and

●	expectations that a unit will be sold or otherwise disposed.

The annual goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

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

For the Three and Six months ended June 30, 2014, Compared to the Three and Six months ended June 30, 2013

Revenues

The table below provides information regarding our revenues.

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Variance	2014	2013	Variance
Pharmacy sales	$664,370	$-	$664,370	$664,370	$-	$664,370
License revenues	3,331	2,500	831	4,741	5,000	(259)
Total revenues	$667,701	$2,500	$665,201	$669,111	$5,000	$664,111

Following the acquisition of Pharmacy Creations on April 1, 2014, we began recognizing revenues from sale of our proprietary ophthalmic formulations, and other pharmacy products and formulations.

Cost of Pharmacy Sales

Our cost of pharmacy sales includes direct and indirect costs to manufacture formulations and product sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs and the write-off of obsolete inventory.

The table below provides information regarding our cost of pharmacy sales.

Three months ended			Six months ended
June 30,			June 30,
2014	2013	Variance	2014	2013	Variance
$476,549	$-	$476,549	$476,549	$-	$476,549

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling of our proprietary ophthalmic formulations, and other pharmacy products and formulations and recognizing their associated cost of sales.

Selling and Marketing Expenses

Our selling and marketing expenses are related to the marketing activities and selling of our proprietary ophthalmic formulations and other pharmacy formulations, which include associated personnel costs including wages and stock-based compensation.

The table below provides information regarding selling and marketing expenses.

Three months ended			Six months ended
June 30,			June 30,
2014	2013	Variance	2014	2013	Variance
$469,188	$-	$469,188	$825,896	$-	$825,896

General and Administrative Expenses

Our general and administrative expenses include personnel costs including wages and stock-based compensation, corporate facility expenses, investor relations, consulting, insurance, filing fees, legal and accounting expenses.

The table below provides information regarding general and administrative expenses.

Three months ended			Six months ended
June 30,			June 30,
2014	2013	Variance	2014	2013	Variance
$2,289,233	$1,556,145	$733,088	$4,209,255	$2,576,094	$1,633,161

For the three and six months ended June 30, 2014, there was an increase of $733,088, and $1,633,161 in general and administrative expenses, respectively, as compared to the same periods in the prior year. During the three and six months ended June 30, 2014 as compared to the same periods in the prior year, the increase in general and administrative expenses is largely attributable to additional expenses related to the acquisition of Pharmacy Creations and the general increase of our operations, including hiring additional personnel, licenses, professional fees and other related activities.

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

The table below provides information regarding research and development expenses.

Three months ended			Six months ended
June 30,			June 30,
2014	2013	Variance	2014	2013	Variance
$35,571	$677,347	$(641,776)	$95,723	$1,132,447	$(1,036,724)

For the three and six months ended June 30, 2014, there was a decrease of $641,776 and $1,036,724, respectively, in research and development expense as compared to the same periods in the prior year. The decrease was primarily related to the termination of our Impracor clinical program in November 2013, which represented substantially all of our research and development expenses incurred in 2013. Research and development expenses in 2014 are related to patent and other development expenses associated with our other intellectual property assets.

Interest Income

Interest income was $8,680 and $18,989 for the three and six months ended June 30, 2014, compared to $12,940 and $20,008 for the same periods in the prior year, respectively. The decrease was due to a lower average cash balance during the three and six months ended June 30, 2014 as compared to the same period in the prior year.

Net Loss

Net loss for the three and six months ended June 30, 2014 was $(2,595,725) and $(4,920,888), or $(0.28) and $(0.54), basic and diluted net loss per share, respectively, compared to a net loss for same periods in the prior year of $(2,218,052) and $(3,683,533), or $(0.25) and $(0.44), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Our cash on hand at June 30, 2014 was $12,101,796 as compared to $17,970,320 at June 30, 2013. The decrease in cash on hand is primarily attributable to use of cash to support our operations and acquire Pharmacy Creations. Since inception through June 30, 2014, we have incurred aggregate losses to common stockholders of approximately $(36,700,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our former drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following table provides detailed information about our net cash flows for the six months ended June 30, 2014 and 2013:

	For the Six	For the Six
	Months Ended	Months Ended
Cash Flow	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(3,208,901)	$(2,062,763)
Net cash used in investing activities	(751,150)	(55,172)
Net cash provided by financing activities	482,538	10,052,640

Net change in cash and cash equivalents	(3,477,513)	7,934,705
Cash and cash equivalents at beginning of the period	15,579,309	10,035,615
Cash and cash equivalents at end of the period	$12,101,796	$17,970,320

Operating Activities

Net cash used in operating activities was $(3,208,901) for the six months ended June 30, 2014, as compared to $(2,062,763) used in operating activities during the same period for the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our ophthalmic formulations, and other related activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $(751,150) and $(55,172), respectively. The increase in cash used in investing activities during the six months ended June 30, 2014 was primarily related to the purchase of Pharmacy Creations.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $482,538 and $10,052,640, respectively. The cash provided by financing activities during the six months ended June 30, 2014 is primarily attributable to proceeds received from the exercise of stock options and warrants. The cash provided by financing activities during the six months ended June 30, 2013 is primarily attributable to aggregate proceeds received in February and March 2013 from the public offering and over-allotment exercise. We incurred offering costs of $596,281 in fiscal 2012 in connection with our public offering in February 2013, which were offset against the proceeds received in fiscal 2013.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our current formulations and technologies and the integration and development of our pharmacy operations, to pursue potential future strategic transactions, including potential pharmacy and outsourcing facilities acquisitions, and to otherwise fund our operations. If we are not able to attain profitable operations, we will need to seek additional financing, which could include equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing transaction. In addition, estimates of our operating expenses and working capital requirements could be inaccurate, and we could be required to seek additional financing earlier than we anticipate.

We expect to require additional funds in order to pursue the acquisition of additional compounding pharmacies or outsourcing facilities, commercialize our compounded drug formulations, integrate and operate any acquired pharmacies or outsourcing facilities, conduct any clinical trials and any other studies that may be required to obtain FDA regulatory approval to market any potential product candidates, pursue additional development programs and explore other development opportunities. If adequate financing is not available, we may not be able to pursue some or all of those activities.

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

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $12.3 million at June 30, 2014, together with funds expected to be generated from pharmacy operations, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for that period may change, or changed circumstances may result in the depletion of capital resources more rapidly than anticipated.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company’s pharmacy operations commenced on April 1, 2014. This change in the nature of the Company’s operations included the recognition of significant revenues; as a result the Company is no longer defined as a development stage company for reporting dates beginning April 1, 2014. With the change in the Company’s operations, revenue recognition and its immediate adoption of ASU No. 2014-10, the Company no longer presents or discloses any information required under ASC Topic 915.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investments, which are certificates of deposit as of June 30, 2014 as held-to-maturity. These held-to-maturity investments are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of June 30, 2014, approximately $11.1 million of our cash and cash equivalents was maintained in money market funds. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At June 30, 2014, such uninsured deposits totaled approximately $11.8 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2014, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

 OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, likely to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

We have incurred losses in every year of our operations, and we may never generate revenue or become profitable.

We have incurred losses in every year of our operations, including net losses of $(7,643,124) and $(5,383,535) for the years ended December 31, 2013 and 2012, respectively. As of June 30, 2014, our accumulated deficit was $(36,668,280). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities and research and development. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our proprietary compounded formulations, successfully operate Pharmacy Creations, comply with federal and state laws related to pharmaceutical compounding and, if applicable, FDA regulations for any formulations for which we pursue FDA approval, and prepare, market and sell our proprietary formulations. These activities are costly and may require significant investment.

Although we have been generating revenue from our pharmacy operations following the closing of our acquisition of Pharmacy Creations on April 1, 2014, our ability to generate significant revenues from any of our proprietary and other non-proprietary formulations will continue to depend on a number of factors, including our ability to satisfy applicable regulatory requirements, identify appropriate commercialization strategies, interest physicians and health care organizations in our formulations, establish a network of pharmacies with a broad geographic footprint, enter into arrangements with third parties, and market and sell any of our proprietary formulations. Our ultimate success will depend on many factors, including factors outside of our control. We may never successfully commercialize or achieve and sustain market acceptance of any of our proprietary formulations, our pharmacy operations may not generate sufficient revenue to support our business, and we may never reach the level of sales and revenues necessary to achieve and sustain profitability.

Currently, we expect to sell certain of our proprietary formulations primarily through compounding pharmacies and we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with other pharmacies, through which we can market and sell our proprietary formulations. On April 1, 2014, we completed the acquisition of Pharmacy Creations, LLC, a New Jersey-based compounding pharmacy. We have limited experience operating compounding pharmacies and commercializing our formulations through ownership of or licensing arrangements with compounding pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to obtain additional expertise. However, we may be unable to do so successfully. We may experience unanticipated difficulties implementing our strategy, including difficulties that arise as a result of our lack of experience in this area. We may not be successful in our efforts to integrate Pharmacy Creations or acquire any additional pharmacy businesses or outsourcing facilities on reasonable terms or at all. Our business could suffer if we are unable to acquire or collaborate with one or more pharmacies that are licensed to operate as pharmacies in states important to our business plan. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

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

Additionally, some third party payors, including the government Medicare and Medicaid programs, may not provide reimbursement for compounded formulations. Physicians who may otherwise be interested in prescribing our formulations or utilizing our compounding pharmacy services may be unwilling to do so if third party payor reimbursement, including Medicare reimbursement, is not available for our compounded formulations. Any failure by physicians, patients and/or third party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substances laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If Pharmacy Creations or any other pharmacy we may acquire or partner with is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, on May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy (the “Board”) related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to, conduct four additional mandatory third party inspections through August 2015. The consent order is not a disciplinary action or sanction or an admission of liability on the part of the pharmacy. We believe that Pharmacy Creations is in material compliance with applicable regulatory requirements. However, if Pharmacy Creations is required to permanently or temporarily cease or limit its sterile compounding operations, we would be unable to realize the expected benefits of this transaction. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, and not solely through Pharmacy Creations, the loss of Pharmacy Creation’s ability to compound sterile formulations would have an immediate adverse impact on our ability to implement our business plan in a timely manner.

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

If a compounded drug formulation provided through our compounding services leads to significant patient injury or death or results in a product recall, we may be exposed to significant liabilities or reputational harm.

The success of our business, including our proprietary formulations and pharmacy operations, will be highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business.

To assure compliance USP criteria and standards, we have recently implemented a policy whereby 100% of all sterile compounds produced by Pharmacy Creations will be tested both in-house and externally by an independent, FDA registered laboratory prior to shipment to patients and physicians. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy or if the laboratory testing does not identify all contaminated products. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients were harmed by them. If significant adverse events or deaths or a product recall, either voluntarily or by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations, or any compounds prepared by Pharmacy Creations or any other pharmacy partner, we may be unable to continue to operate our pharmacy business. In addition, even if we continue to operate our pharmacy business, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from Pharmacy Creations or any other future partner pharmacy. Although we expect that Pharmacy Creations and any future pharmacy partners will comply with high standards for manufacturing quality and quality assurance, including United States Pharmacopeia <795> and <797>, we cannot ensure that they will comply with such requirements.

We may become subject to product and professional liability lawsuits related to the preparation and sale of our compounded formulations or testing of our product candidates. An individual could bring a liability claim against us if one of our proprietary formulations or product candidates causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities in excess of the amount of any contractual indemnity or insurance coverage. Such claims could result in the termination or suspension of our state pharmacy licenses, decreased demand for our formulations, injury to our reputation, significant litigation costs, substantial monetary awards to or costly settlement with patients, product recalls, loss of revenue and the inability to further develop and commercialize our proprietary formulations. In addition, we could be subject to claims alleging, among other things, violations of consumer protection, trade practice and false advertising laws.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or proprietary rights held by third parties if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of August 1, 2014, we have nine patent applications pending in the United States, including five utility patent applications and four provisional patent applications. We expect to make significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations. However, the applications we have filed or may file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents for our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own.

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

Our executive officers and directors own or have the right to acquire within 60 days of August 8, 2014, in the aggregate, approximately 18% of the shares of common stock outstanding following such issuance to them. In addition, four individual stockholders own, or have the right to acquire within 60 days of August 8, 2014, an additional approximately 35% of our common stock. The sale of even a portion of these shares will likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, as well as control our management and affairs. Since our stock ownership is concentrated among a limited number of holders and our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders and could control the outcome of actions requiring stockholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities

During April 2014, we issued 3,164 shares of common stock in connection with the exercise of warrants to purchase our common stock, for gross proceeds of $18,747. The warrants were issued in April 2012 as part of a private placement of securities. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act. The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) afforded by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. In determining that the issuance of the securities in the private placement qualified for an exemption under Section 4(2) and Rule 506 of Regulation D, we relied on the following facts: we did not use general solicitation or advertising to market the securities; each investor in the private placement represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities issued are restricted securities.

On April 25, 2014, the Company issued 6,868 shares of restricted common stock, valued at $50,000, to a third party in connection with the resolution of a contract dispute pursuant to the terms of a confidential settlement agreement. The common stock was issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. In determining that the issuance of the securities in the private placement qualified for an exemption under Section 4(2), we relied on the following facts: the shares were issued to one corporation in connection with the resolution of a contract dispute; we did not use general solicitation or advertising to market the securities; the third party represented to us that it was an accredited investor and that it was purchasing the securities for its own account and not with a view to distribute them.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Principal Accounting and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: August 13, 2014	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
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

