Form 10-Q
period 2014-09-30
Imprimis Pharmaceuticals, Inc.
filed 2014-11-12
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-35814

Imprimis Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12264 El Camino Real, Suite 350 San Diego, CA	92130
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of November 11, 2014, 9,255,316 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,363,603	$15,579,309
Restricted short-term investments	150,208	50,097
Accounts receivable, net	68,311	-
Inventories	351,202	-
Prepaid expenses and other current assets	335,654	105,067
Total current assets	11,268,978	15,734,473
Intangible assets, net	627,843	-
Goodwill	331,621	-
Furniture and equipment, net	179,141	26,892
TOTAL ASSETS	$12,407,583	$15,761,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$804,183	$311,924
Accrued payroll and related liabilities	715,746	338,703
Customer deposits	2,006	-
Current portion of contingent acquisition obligations	31,466	-
Current portion of capital lease obligations	23,858	-
Total current liabilities	1,577,259	650,627

Capital lease obligations, net of current portion	25,092	-
Accrued expenses, net of current portion	38,173	-
Contingent acquisition obligations, net of current portion	483,156	-
TOTAL LIABILITIES	2,123,680	650,627
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,246,551 and 8,970,364 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	9,247	8,970
Additional paid-in capital	49,394,871	46,849,160
Accumulated deficit	(39,120,215)	(31,747,392)
TOTAL STOCKHOLDERS’ EQUITY	10,283,903	15,110,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,407,583	$15,761,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Sales, net	$439,369	$-	$1,103,739	$-
License revenues	1,661	2,500	6,402	7,500
Total revenues	441,030	2,500	1,110,141	7,500
Cost of sales	(238,951)	-	(715,500)	-
Gross profit	202,079	2,500	394,641	7,500
Operating expenses:
Selling and marketing	636,550	-	1,462,446	-
General and administrative	1,953,875	1,622,924	6,163,130	4,199,018
Research and development	70,098	469,480	165,821	1,601,927
Total operating expenses	2,660,523	2,092,404	7,791,397	5,800,945
Loss from operations	(2,458,444)	(2,089,904)	(7,396,756)	(5,793,445)
Other income (expense):
Interest expense	(993)	-	(2,558)	-
Interest income	7,502	12,440	26,491	32,448
Total other income, net	6,509	12,440	23,933	32,448
Net loss	$(2,451,935)	$(2,077,464)	$(7,372,823)	$(5,760,997)
Basic and diluted net loss per share of common stock	$(0.27)	$(0.23)	$(0.81)	$(0.67)
Weighted average number of shares of common stock outstanding, basic and diluted	9,154,172	8,961,678	9,092,065	8,551,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,372,823)	$(5,760,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of furniture and equipment	19,545	3,481
Amortization of intangible assets	31,157	-
Stock-based compensation and payments	1,951,333	2,326,961
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,891)	-
Inventories	(138,012)	-
Prepaid expenses and other current assets	(226,980)	(258,034)
Accounts payable and accrued expenses	372,210	229,563
Accrued payroll and related liabilities	379,741	256,367
Customer deposits	(10,310)	-
Deferred revenue	-	2,500
NET CASH USED IN OPERATING ACTIVITIES	(5,004,030)	(3,200,159)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investments	(100,111)	(50,000)
Purchase of Pharmacy Creations, LLC, net of cash and advances	(636,374)	-
Purchases of furniture and equipment	(91,934)	(10,480)
NET CASH USED IN INVESTING ACTIVITIES	(828,419)	(60,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Cancelled common stock	-	(191)
Payments on capital lease obligation	(4,561)	-
Net proceeds from exercise of warrants and stock options	621,304	-
Proceeds from issuance of common stock and warrants for cash, net of offering costs	-	10,052,832
NET CASH PROVIDED BY FINANCING ACTIVITIES	616,743	10,052,641
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,215,706)	6,792,002
CASH AND CASH EQUIVALENTS, beginning of period	15,579,309	10,035,615
CASH AND CASH EQUIVALENTS, end of period	$10,363,603	$16,827,617
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$800	$1,600
Cash paid for interest	$2,558	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$-	$319,786
Reclassification of deferred offering costs in connection with equity offering	$-	$596,281
Issuance of common stock for consulting services included in accounts payable and accrued expenses	$-	$139,444
Purchase of furniture and equipment with a capital lease	$35,350	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2014 and 2013

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiary, unless the context indicates or otherwise requires, “Imprimis” or the “Company”) is a specialty pharmaceutical company dedicated to delivering high quality and novel medicines to physicians and patients at accessible prices. Imprimis is pioneering a commercial pathway using compounding pharmacies for the formulation and the prescription fulfillment of its proprietary drug therapies, which include formulations in ophthalmology and urology.

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy. Effective with this acquisition, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions at the acquisition date, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, results of operations, or cash flows in the period of the change in the estimate.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where the Company has identified an alternative future use for the acquired rights. No costs associated with acquiring intellectual property rights have been capitalized to date. Costs of maintaining intellectual property rights are expensed as incurred.

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

Product Revenues

Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded. The Company will defer any revenue received for a product that has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered and no refund will be required.

License Revenues

License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements.

Non-refundable fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the part of the Company, are recognized as revenue when the license term commences and the licensed data, technology and/or compounded drug preparation are delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. The Company defers recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and are separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company’s continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by the Company, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties (see Note 11), shipping and handling costs and the write-off of obsolete inventory.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of September 30, 2014, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at September 30, 2014 or December 31, 2013, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended September 30, 2014 and 2013. The Company is subject to taxation in the United States and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At September 30, 2014, the Company had approximately $10 million in cash deposits in excess of FDIC limits.

Accounts Receivable

The balance in accounts receivable consists of revenue amounts the Company has invoiced and recognized, but for which payment has not been received. Accounts receivable are presented net of an allowance for doubtful accounts in the amount of $3,957 as of September 30, 2014.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, based on the price expected to be obtained for products in their respective markets compared with historical cost. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

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

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the estimated useful life or remaining lease term, whichever is shorter. Computer software and hardware and furniture and equipment are depreciated over three to five years.

Goodwill and Intangible Assets

The Company reviews its goodwill and indefinite-lived intangible assets for impairment as of January 1 of each year and when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

●	significant underperformance of the Company’s business relative to expected operating results;

●	significant adverse economic and industry trends;

●	significant decline in the Company’s market capitalization for an extended period of time relative to net book value; and

●	expectations that a reporting unit will be sold or otherwise disposed.

The goodwill impairment test consists of a two-step process as follows:

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

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.

Impairment of Long-Lived Assets

Long-lived assets, such as furniture and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

During the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any impairment of long-lived assets.

Deferred Rent

The Company accounts for rent expense related to its operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year and interim periods within each fiscal year is recorded as an adjustment to deferred rent.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

●	Level 1: Applies to assets or liabilities for which there are quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

●	Level 2: Applies to assets or liabilities for which there are significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3: Applies to assets or liabilities for which there are significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, Level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

At September 30, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At September 30, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, and capital leases. The carrying amount of these financial instruments, except for the restricted short-term investments and the capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the capital leases approximate their respective fair values.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the condensed consolidated financial statements based upon their fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. The fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid stock-based consulting expenses in its consolidated balance sheets.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from convertible notes, stock options, RSUs and warrants were 3,053,649 and 3,451,964 at September 30, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Common stock equivalents include 20,595 shares of common stock underlying RSUs at September 30, 2014, awarded to directors that have vested but the issuance and delivery of these shares are deferred until the director resigns.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2014 and 2013:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Numerator – net loss	$(2,451,935)	$(2,077,464)	$(7,372,823)	$(5,760,997)
Denominator – weighted average number of shares outstanding, basic and diluted	9,154,172	8,961,678	9,092,065	8,551,159
Net loss per share, basic and diluted	$(0.27)	$(0.23)	$(0.81)	$(0.67)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the condensed consolidated financial statements for the three and nine months ended September 30, 2014. The Company has classified in these financial statements certain expenses as selling and marketing, whereas in prior periods certain of these expenses were included in an expense line item titled selling, general and administrative in the condensed consolidated statements of operations. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company’s pharmacy operations commenced on April 1, 2014. This change in the nature of the Company’s operations included the recognition of operating revenues; as a result, the Company is no longer defined as a development stage company for reporting dates beginning April 1, 2014. With the change in the Company’s operations, its revenue recognition and its immediate adoption of ASU No. 2014-10, the Company no longer presents or discloses any information required under ASC Topic 915.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016 for public companies. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its condensed consolidated financial statements.

In August 2014, the FASB issued new accounting guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its condensed consolidated financial statements.

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

Although management estimates that certain of the contingent consideration will be paid, it has applied a discount rate to the contingent consideration amounts in determining fair value to represent the risk of these payments not being made. The total acquisition date fair value of the consideration to be transferred is estimated at approximately $1.1 million, as follows:

Cash payment to sellers at closing	$600,000
Contingent common stock issuance to the Sellers	483,156
Contingent cash consideration to the Sellers	31,466
Total acquisition date fair value	$1,114,622

A liability was recognized for the estimated acquisition date fair value of the future contingent common stock and cash payments and is included in the contingent acquisition obligations in the accompanying condensed consolidated balance sheet at September 30, 2014.

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

The fair value adjustments made herein and the allocation of purchase price is preliminary. The final allocation will be based on estimates and appraisals that will be finalized within one year of the closing of the PC Acquisition and based on the Company’s final evaluation of PC’s assets and liabilities, including both tangible and intangible assets. The final allocation of purchase price and the resulting effect on net income (loss) may differ from the amounts included herein. If the Company’s final purchase price allocation differs from the allocation used in preparing these condensed consolidated financial statements, the Company’s tangible and intangible assets and net loss could be higher or lower than the amounts presented in these condensed consolidated financial statements.

Results of Operations

The amount of revenues and operating loss of PC included in the Company’s condensed consolidated statement of operations from the acquisition date through the period ended September 30, 2014 are as follows:

Total revenues	$1,103,739
Operating loss	$(549,960)

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including PC) for the three and nine months ended September 30, 2014 and 2013 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total revenues	$441,030	$708,890	$1,732,576	$2,166,941
Net loss	$(2,451,935)	$(1,936,759)	$(7,284,019)	$(5,276,808)

The Company did not incur material acquisition expenses related to the PC Acquisition.

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the acquired intangible assets of PC. In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance of PC and estimates of future performance of PC. The fair values of the identified intangible assets related to PC’s customer relationships, trade name, non-competition covenant, and state pharmacy licenses. The fair value of customer relationships and the non-competition covenant were calculated using the income approach. The fair value of the trade name and state pharmacy licenses were calculated using the cost approach. The following table sets forth the components of identified intangible assets associated with the PC acquisition and their estimated useful lives.

	Fair Value	Useful Life
Customer relationships	$596,000	10 - 15 years
Trade Name	5,000	5 years
Non-competition covenant	50,000	4 years
State pharmacy licenses	8,000	25 years
	$659,000

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual lives associated with the respective asset. Trade names represent the fair value of the brand and name recognition associated with the marketing of PC’s formulations and services. Customer relationships represent the expected benefit from customer contracts that, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of PC. The non-competition covenant represents the contractual period and expected degree of adverse economic impact that would exist in its absence. Licenses represent eight state pharmacy licenses PC held at the date of acquisition.

Goodwill

Of the total estimated purchase price, $331,621 was allocated to goodwill and is attributable to expected synergies between the combined companies, including access for the Company to fulfill prescriptions with its patent-pending proprietary drug formulations through PC’s market channels and assembled workforce. Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill resulting from the PC Acquisition will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

NOTE 3. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at September 30, 2014 and December 31, 2013 consist of certificates of deposit, which are classified as held-to-maturity. At September 30, 2014 and December 31, 2013, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At September 30, 2014 and December 31, 2013, the certificates of deposit of $150,208 and $50,097, respectively, were classified as a current asset. These certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease, and automatically renew every twelve months.

NOTE 4. INVENTORIES

Inventories are comprised of over-the-counter (“OTC”) retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2014 was as follows:

September 30, 2014

Raw materials	$176,131
Finished goods	175,071
Total inventory	$351,202

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2014	December 31, 2013

Prepaid stock-based consulting expenses	$-	$26,649
Prepaid rent	5,826	16,288
Prepaid insurance	202,954	39,166
Other prepaid expenses and deposits	126,874	22,964
Total prepaid expenses and other current assets	$335,654	$105,067

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2014 consisted of the following:

	Amortization		Accumulated	Net
	periods	Cost	amortization	Carrying value
Customer relationships	10-15 years	$596,000	$(23,337)	$572,663
Trade name	5 years	5,000	(500)	4,500
Non-compete	4 years	50,000	(6,250)	43,750
Licenses	25 years	8,000	(1,070)	6,930
		$659,000	$(31,157)	$627,843

Amortization expense for intangible assets for the three and nine months ended September 30, 2014 was as follows:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014

Customer relationships	$13,404	$23,337
Trade name	250	500
Non-compete	-	6,250
Licenses	70	1,070
	$13,724	$31,157

Estimated future amortization expense for the Company’s intangible assets at September 30, 2014 is as follows:

Years ending December 31,
Remainder of 2014	$16,849
2015	67,396
2016	67,396
2017	67,396
2018	58,021
Thereafter	350,785
$627,843

The changes in the carrying value of the Company’s goodwill during the nine months ended September 30, 2014 were as follows:

Balance at January 1, 2014
Goodwill	$-
Acquisition of PC	331,621
Balance at September 30, 2014	$331,621

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013

Accounts payable	$769,547	$261,924
Building lease liability(1)	72,809	-
Other accrued expenses	-	50,000
Total accounts payable and accrued expenses	842,356	311,924
Less: Current portion	(804,183)	(311,924)
Non-current total accounts payable and accrued expenses	$38,173	$-

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. The Company is currently marketing its previous office space (3,874 square feet) as a sublease through its remaining lease term. The Company recognized a loss of approximately $84,000 related to the estimated remaining lease liability, net of expected sublease income. The obligations were discounted based on current prevailing market rates. This loss is included in rent expense for the three and nine months ended September 30, 2014 (See Note 11).

NOTE 8. DEBT

PC entered into a working capital line of credit agreement with a financial institution on March 21, 2008 and subsequently renewed the agreement on September 6, 2013. The line of credit agreement allowed PC to borrow up to $75,000 and was secured by a first security interest on all of PC’s business assets. The line of credit agreement was terminated following the Company’s acquisition of PC, and no amounts were borrowed, paid or outstanding during the period ended September 30, 2014 following the Company’s acquisition of PC.

NOTE 9. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During April 2014, the Company issued 6,868 shares of common stock, valued at $50,000, in connection with the resolution of a contract dispute.

During the nine months ended September 30, 2014, the Company issued a total of 225,264 shares of common stock as a result of stock option exercises. Of these, the Company received gross cash proceeds of $583,811 for the issuance of 159,879 shares of common stock upon the exercise on a cash basis of stock options to purchase the same number of shares of common stock with exercise prices ranging from $3.68 to $4.00 and the Company received no cash proceeds for the issuance of 65,385 shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 142,484 shares of common stock with exercise prices ranging from $3.60 to $4.50 per share.

During the nine months ended September 30, 2014, the Company issued a total of 44,055 shares of common stock as a result of warrant exercises. Of these, the Company received gross cash proceeds of $37,493 for the issuance of 6,328 shares of common stock upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with exercise prices of $5.925 and the Company received no cash proceeds for the issuance of 37,727 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 114,415 shares of common stock with exercise prices of $5.25 per share.

During the nine months ended September 30, 2014, RSUs issued to directors vested, representing 20,595 shares of the Company’s common stock, but the issuance and delivery of these shares are deferred until the director resigns.

Preferred Stock

At September 30, 2014, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of September 30, 2014, the Plan provides for the issuance of a maximum of an aggregate of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of activity under the Plan with respect to options to purchase common stock for the nine months ended September 30, 2014 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2014	1,328,790	$5.31
Options granted	235,886	$6.62
Options exercised	(302,363)	$3.87
Options cancelled/forfeit	(216,476)	$6.45
Options outstanding - September 30, 2014	1,045,837	$5.79	6.31	$2,359,188
Options exercisable	706,808	$5.31	5.10	$1,957,994
Options vested and expected to vest	1,011,934	$5.75	6.24	$2,319,069

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2014, based on the closing price of the Company’s common stock of $7.42 on that date. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 was approximately $1,136,000.

During the nine months ended September 30, 2014, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms ranging from five to 10 years. Vesting terms for options granted to employees, directors and consultants typically included one of the following vesting schedules: 25% or 33% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% or 67%, respectively, of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over two or three years, respectively; quarterly vesting over three years; annual vesting over three years; or monthly, quarterly or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Prior to April 1, 2013, expected volatilities were based on historical volatility of the Company’s common stock and other factors. Following April 1, 2013, the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it significantly changed its business operations and focus and, as a result, it currently has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees and directors:

2014
Weighted-average fair value of options granted	$5.18
Expected terms (in years)	5.81 - 6.91
Expected volatility	99 - 102%
Risk-free interest rate	1.37 - 1.68%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2014
Weighted-average fair value of options granted	$6.15
Expected terms (in years)	2.5 - 10
Expected volatility	78 - 97%
Risk-free interest rate	0.10 - 1.68%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - $3.20	250,000	4.82	$2.80	250,000	$2.80
$3.60 - $4.51	338,621	5.19	$4.36	249,038	$4.45
$5.49 - $8.00	187,225	8.89	$6.58	52,779	$6.21
$8.01 - $10.75	263,191	7.36	$8.99	148,191	$9.01
$28.00 - $80.00	6,800	5.38	$40.86	6,800	$40.86
	1,045,837	6.31	$5.79	706,808	$5.31

As of September 30, 2014, there was approximately $1,559,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.30 years. The stock-based compensation for all stock options was $240,057 and $883,174 during the three and nine months ended September 30, 2014, respectively.

Restricted Stock Units

Restricted stock unit, or RSU, awards are granted subject to certain vesting requirements and other restrictions, including performance and market based vesting criteria. The grant-date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs. Unvested portions of RSUs issued to consultants are remeasured on an interim basis until vesting criteria is met.

During March 2014, the Company terminated its agreement with a consultant that provided for the grant of 100,000 RSUs that had vesting criteria based on the satisfaction of certain market-based conditions subject to the consultant’s continued service, among other things. Upon termination of the agreement, all 100,000 RSUs were forfeited and deemed reconveyed to the Company.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding - January 1, 2014	1,389,960	$3.19
RSUs granted	26,492	$7.55
RSUs vested	(20,595)	$7.92
RSUs cancelled/forfeit	(108,947)	$3.01
Balance at September 30, 2014	1,286,910	$3.22

As of September 30, 2014, the total unrecognized compensation expense related to unvested RSUs was approximately $2,263,000, which is expected to be recognized over a weighted-average period of 1.56 years, based on vesting schedules of the applicable RSUs. The stock-based compensation for RSU’s during the three and nine months ended September 30, 2014 was $314,584 and $991,510, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2014	821,050	$5.94
Granted	-	$-
Exercised	(120,743)	$5.29
Expired	-	$-
Warrants outstanding and exercisable - September 30, 2014	700,307	$6.05
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2014	1.14

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the nine months ended September 30, 2014 was approximately $304,000.

A list of the warrants outstanding as of September 30, 2014 is included in the table below:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Warrants issued to a former major shareholder	4/25/2012	48,262	$5.93	48,262	4/25/2015
Warrants issued in April 2012 private placement	4/25/2012	496,600	$5.93	496,600	4/25/2015
Underwriter warrants	2/7/2013	65,445	$5.25	65,445	2/7/2018
Warrants issued to investor relations consultant	2/28/2013	30,000	$5.25	30,000	2/28/2016
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		700,307	$6.05	700,307

The stock-based compensation for the warrants issued as compensation for services was $26,649 for the nine months ended September 30, 2014.

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Employees - selling and marketing	$20,253	$-	$51,114	$-
Employees - general and administrative	469,658	525,734	1,574,658	990,632
Employees - research and development	-	32,189	-	143,939
Directors - general and administrative	16,797	84,031	101,090	332,281
Consultants - selling and marketing	27,101	-	57,884	-
Consultants - general and administrative	20,960	160,088	107,799	665,615
Consultants - research and development	(128)	76,535	8,788	194,494
Total	$554,641	$878,577	$1,901,333	$2,326,961

NOTE 10. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes contributions to the plan in an amount not less than 3% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $42,000 to the plan during the nine months ended September 30, 2014.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital leases with an interest rate of 4.25% per annum. At September 30, 2014, future payments under the Company’s capital leases were as follows:

Year ending December 31,
Remainder of 2014	$6,369
2015	25,477
2016	19,321
Total minimum lease payments	51,167
Less amount representing interest	(2,217)
Present value of future minimum lease payments	48,950
Less current portion	(23,858)
Capital lease obligations, net of current portion	$25,092

The value of the equipment under capital leases as of September 30, 2014 was $52,687, with related accumulated depreciation of $4,135.

Operating Leases

In June 2014, the Company entered into a lease agreement for 7,565 square feet of office space that commenced on September 1, 2014 and continues until October 31, 2018. Monthly rent began on September 1, 2014 in the amount of $20,426, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for two months at various times during the lease agreement.

In April 2013, the Company entered into a lease agreement for 3,874 square feet of office space that commenced on May 1, 2013 and continues until September 30, 2016. Monthly rent began on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. The Company’s intention is to sublet the 3,874 square feet of its previously occupied offices through the remaining term of the lease, but has not secured such a sublease as of the filing date of this Quarterly Report (See Note 7).

In January 2010, PC entered into a lease agreement for 3,137 square feet of office and laboratory space that commenced on January 1, 2010 and continues until December 31, 2015. Monthly rent began on January 1, 2010 in the amount of $3,594.

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on the Company’s condensed consolidated financial position and results of operations.

Indemnities

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with each of the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

PCCA License Agreement

On August 30, 2012, the Company entered into a license agreement with Professional Compounding Centers of America (“PCCA”), pursuant to which PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products, which royalties range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the license agreement if the Company fails to commence efforts to research and develop future products within certain time periods, as set forth in the license agreement.

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a strategic alliance agreement with PCCA. Under this agreement, PCCA has agreed that, during the term of the agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and to further provide certain key technical assistance with respect to any potential development project the Company may pursue associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal. This agreement automatically renewed for a one-year term on February 18, 2014.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first New Drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors.

Novel Drug and Eye Care Northwest Asset Purchase Agreement – Related Party

On August 8, 2013, the Company acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC (“NDS”) and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an asset purchase agreement (as amended, the “ECN APA”). As part of this acquisition, the Company acquired intellectual property rights that include a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications. In addition, under the ECN APA, the Company has a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities. The ECN APA provides that the Sellers will cooperate with the Company in obtaining patent protection for the acquired intellectual property, among other things, and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

In consideration for the acquisition, the Company is obligated to make the following payments to NDS: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first IND with the FDA for the first product arising from the acquired intellectual property (if any); (3) a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years of the date of the ECN APA, the Company either has not filed an IND or has failed to generate royalty payments to NDS for any product based on the acquired intellectual property, NDS may terminate the ECN APA and request that the Company re-assign the acquired technology to NDS.

NDS is owned by the former owners of PC. During the nine months ended September 30, 2014 the Company did not make any payments to NDS, and no amounts are due and payable to NDS at September 30, 2014.

NOTE 12. SEGMENT INFORMATION

The Company operates the business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2014 and 2013 are attributed to the United States. All long-lived assets at September 30, 2014 are located in the United States.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and nine months ended September 30, 2014.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers accounted for 84% and 78%, respectively, of drug and chemical purchases during the three and nine months ended September 30, 2014.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2014 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

During October 2014 the Company issued 4,000 shares of restricted common stock to a consultant, valued at $29,160 for services provided.

In October 2014, the Company received no cash proceeds for the issuance of 1,054 shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 4,164 shares of common stock with an exercise price of $6.00 per share.

In November 2014, the Company received no cash proceeds for the issuance of 3,711 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 9,300 shares of common stock with an exercise price of $5.25 per share.

Urigen License

On October 24, 2014, (the “Effective Date”), the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”), pursuant to which Urigen granted to the Company a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product (the “Product”), a lidocaine and heparin compounded formulation, for the prevention or treatment of disorders of the lower urinary tract. Such license is non-exclusive; provided that, between the six-month anniversary of the Effective Date and the 12-month anniversary of the Effective Date, the Company will have the right, at its option, to convert such non-exclusive license to an exclusive license for the remaining term of the Urigen License, subject only to certain specified existing sublicenses (the “Existing Sublicenses”).

As consideration for the license granted under the Urigen License, the Company has agreed to pay Urigen annual tiered royalties based on its sales of the Product, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) a minimum amount per dose, and (ii) 15% - 20% of the Company’s net sales of the Product, with such royalty range depending on the Company’s aggregate sales of Product during the period to which the royalty payment applies. The minimum annual royalty payment consists of (a) for the calendar year during with the license grant may convert from a non-exclusive license to an exclusive license as described above, the greater of (i) 110% of the aggregate royalties paid to Urigen under the Existing Sublicenses during the preceding 12 months, on a prorated basis, and (ii) $800,000, less the aggregate royalties paid to Urigen under the Existing Sublicenses during such calendar year, and (b) for each calendar year thereafter, 110% of the aggregate amount owed by the Company to Urigen under the Urigen License during the prior calendar year. The Company is obligated to pay such royalties beginning with its first commercial sale of the Product and continuing until the expiration of the patents subject to the license granted under the Urigen License. The Company has also agreed to use commercially reasonable efforts to develop and commercialize the Product according to the terms of a diligence plan agreed to by the parties, which efforts will include, without limitation, the Company’s investment of $2 million in commercialization efforts of the Product, which investment and timeline can be adjusted dependent market circumstances.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License between the Company and Urigen terminates upon the first commercial sale of the Product by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market the Product in the U.S., if market approval is granted. The Company shall have the option, at its discretion, to become a non-exclusive distributor of the Product following the FDA granting Urigen such market approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this report refer to Imprimis Pharmaceuticals, Inc., a Delaware corporation, and its subsidiary.

The following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact could be deemed forward-looking statements. These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those expected or projected. Such statements reflect our current views with respect to future events. There are a number of important factors that could cause actual results or events to differ materially from those expressed or implied by forward-looking statements we make. If risks or uncertainties materialize or assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to make commercially available our compounded formulations in a timely manner or at all; our ability to successfully implement our business plan, develop and commercialize our proprietary formulations, identify and acquire additional proprietary formulations, manage our pharmacy operations, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully complete and realize the benefits of Pharmacy Creations, LLC (“Pharmacy Creations”) and any other acquisitions and collaborative arrangements we pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in similar discussions in our other SEC filings. Except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason. Readers should not rely on any of our forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Unless otherwise stated, all information regarding share amounts of common stock and prices per share of common stock described in this discussion and analysis and elsewhere in this report reflect the reverse stock splits of our authorized, issued and outstanding common stock effected on February 28, 2012 and February 7, 2013.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative proprietary sterile and topical drug formulations. We own proprietary formulations in ophthalmology and urology that we believe may offer competitive advantages over commercially available formulations or which serve substantially unmet needs in the marketplace. We hope to market and sell each of our proprietary drug formulations, and we are currently focused on marketing, selling, and furthering development of our proprietary ophthalmology and urology formulations.

In our ophthalmology business, we are currently selling a proprietary single-dose formulation containing triamcinolone acetonide and moxifloxacin hydrochloride (“Tri-Moxi”) and a second formulation that includes vancomycin (“Tri-Moxi-Vanc”). Tri-Moxi and Tri-Moxi-Vanc have been used for injection by ophthalmologists in the U.S. during ocular surgeries. Some physicians report that our single-use sterile injectable formulations have substantially eliminated the need for patient-administered eye drops following ocular surgeries they have performed. At recent ophthalmology industry conferences, meetings, and whitepapers, physicians have reported a greater than 90 percent success rate in eliminating the use of post-operative eye drops with the use of Tri-Moxi and Tri-Moxi-Vanc during ocular surgery. Our Tri-Moxi and Tri-Moxi-Vanc formulations, marketed under the brand Go Dropless™, can decrease costs to the patient, reduce physician and staff time spent on patient education of eye drop administration, and decrease the number of follow-up visits due to complications arising from compliance issues. Since the launch of our Go Dropless™ cataract surgery campaign in April 2014, more than 140 ophthalmologists have begun using Go Dropless™ therapies. Our Go Dropless™ formulations have been used in over 40,000 ocular surgeries to date. In the future, we aim for our Go Dropless™ therapies to be evaluated and/or initiated at additional high volume cataract surgery practices and large ambulatory surgery centers throughout the U.S. In addition to the our currently available Go Dropless™ injectable formulations, we are also evaluating and validating other ophthalmology formulations, including a prednisone and moxifoxacin hydrochloride (“Pred-Moxi”) combination eye drop formulation to be used post-LASIK surgery.

In our urology business, as described in more detail below, we recently entered into a license agreement under which we acquired the rights to commercially compound a patented combination of alkalized lidocaine and heparin from Urigen Pharmaceuticals, Inc. (“Urigen”). According to Urigen, since its patented formulation first became available as a compounded drug in 2011, there have been more than 125,000 alkalized lidocaine and heparin instillation procedures completed in the U.S. In 2014, Urigen estimates that the number of prescriptions written for the compounded alkalized lidocaine and heparin installation procedures is expected to exceed 110,000, generating approximately $6.5M in annual sales. To date, sales of this formulation have been generated without the benefit of a dedicated national sales and marketing strategy, which we plan to develop and implement in connection with our acquisition of rights to sell the product. We plan to commercially launch the compounded alkalized lidocaine and heparin formulation as early as the first quarter 2015.

We operate under the regulatory framework established in the Drug Quality and Security Act of 2013, whereby we fulfill patient-specific prescription orders for our drug formulations through Pharmacy Creations, our New Jersey-based pharmacy, which is licensed to distribute our drug formulations in 33 states and 3 territories. We are in the process of expanding our prescription fulfillment and distribution capabilities with the goal of owning or otherwise having access to multiple facilities licensed in each of the 50 states in the United States.

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

Historically, our business focused on developing, obtaining U.S. Food and Drug Administration (the “FDA”) market approval for, and commercializing our topical pain management product candidate, Impracor™. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues that we reported in November 2013, we announced our discontinuation of the planned Phase 3 clinical trial for Impracor. During our 2013 fiscal year, we began re-focusing our business plan away from the development of Impracor and toward our current formulation and technology development and compounding pharmacy business model.

We have incurred recurring operating losses, and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $39.1 million at September 30, 2014. Beginning on April 1, 2014 we began generating revenue from sales of certain of our proprietary drug formulations and other pharmacy formulations; however, we expect to incur further losses as we integrate and develop our new pharmacy operations, evaluate other programs and continue the clinical development of our formulations.

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

Plan of Operations

Our operating plan for the next twelve months is focused on the development and commercialization of our proprietary ophthalmic formulations, normalization of Tri-Moxi and Tri-Moxi-Vanc pricing, growing our prescription fulfillment and dispensing capabilities and the continued assessment and ultimate commercialization of our non-ophthalmic formulations, including our recently acquired urology business. We have begun selling our ophthalmic formulations and have been building our commercialization efforts related to these formulations and selling our ophthalmic formulations through our wholly-owned subsidiary, Pharmacy Creations.

We intend to launch our urology business unit as early as the first quarter of 2015. Our urology business unit will focus its commercial efforts initially on our alkalized lidocaine and heparin formulation, which is delivered to the bladder for the treatment of symptoms associated with interstitial cystitis, also known as painful bladder syndrome (“IC/PBS”). According to the RAND IC Epidemiology Study (2009), one of the largest IC epidemiology studies undertaken, and the Boston Area Community Health study (2009), the total addressable market for this chronic disease is estimated to be as high as ten million women and men in the U.S. In addition to the patented alkalized lidocaine and heparin formulation, in 2013 we acquired rights to a compounded injectable pentoxifylline formulation, which is currently being evaluated by urologists through investigator-initiated studies for the treatment of Peyronie’s disease. We expect to announce the findings of this initial research as early as the second quarter of 2015, and we expect to provide grant support for additional investigator-initiated studies for this formulation within the next twelve months. We are also reviewing clinical development opportunities related to other therapeutic areas.

We currently focus our efforts, and we expect in the near term to continue to focus our efforts, on our commercial opportunities in the U.S. However, we believe our proprietary drug formulations could have commercial appeal in other markets. In the future, we may choose to pursue commercialization of our proprietary formulations in selected international markets through licensing or collaborative arrangements with strategic partners.

Recent Developments

Urigen License

On October 24, 2014, (the “Effective Date”), we entered into a license agreement (the “Urigen License”) with Urigen, pursuant to which Urigen granted to Imprimis a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product (the “Product”), a lidocaine and heparin compounded formulation, for the prevention or treatment of disorders of the lower urinary tract. Such license is non-exclusive; provided that, between the six-month anniversary of the Effective Date and the 12-month anniversary of the Effective Date, the Company will have the right, at its option, to convert such non-exclusive license to an exclusive license for the remaining term of the Urigen License, subject only to certain specified existing sublicenses (the “Existing Sublicenses”).

As consideration for the license granted under the Urigen License, the Company has agreed to pay Urigen annual tiered royalties based on its sales of the Product, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) $0.50 per dose, and (ii) 15% - 20% of the Company’s net sales of the Product, with such royalty range depending on the our aggregate sales of Product during the period to which the royalty payment applies. The minimum annual royalty payment consists of (a) for the calendar year during with the license grant may convert from a non-exclusive license to an exclusive license as described above, the greater of (i) 110% of the aggregate royalties paid to Urigen under the Existing Sublicenses during the preceding 12 months, on a prorated basis, and (ii) $800,000, less the aggregate royalties paid to Urigen under the Existing Sublicenses during such calendar year, and (b) for each calendar year thereafter, 110% of the aggregate amount owed by the Company to Urigen under the Urigen License during the prior calendar year. We are obligated to pay such royalties beginning with its first commercial sale of the Product and continuing until the expiration of the patents subject to the license granted under the Urigen License. We have also agreed to use commercially reasonable efforts to develop and commercialize the Product according to the terms of a diligence plan agreed to by the parties, which efforts will include, without limitation, the Company’s investment of $2 million in commercialization efforts of the Product, which investment and timeline can be adjusted dependent market circumstances, but expected to be over the following 18-24 months following the Effective Date.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License between the Company and Urigen terminates upon the first commercial sale of the Product by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market the Product in the U.S., if market approval is granted. We shall have the option, at our discretion, to become a non-exclusive distributor of the Product following the FDA granting Urigen such market approval.

Pharmacy Creations Acquisition

On April 1, 2014, we acquired all of the outstanding membership interests of Pharmacy Creations from J. Scott Karolchyk and Bernard Covalesky (the “PC Sellers”, and such transaction, the “PC Acquisition”).

At the closing of the PC Acquisition, we paid to the PC Sellers an aggregate cash purchase price of $600,000. In addition, the PC Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions, as follows:

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

Quality Assurance Improvements

Immediately following our acquisition of Pharmacy Creations on April 1, 2014, we began implementing new internal quality assurance standards and best practice policies that we intend to exceed those required under the U.S. Pharmacopeia (“USP”) and state pharmacy laws in certain important respects. These standards and policies include, among other things, the engagement of a third party quality assurance and quality control consultant to perform quarterly inspections of our pharmacy operations, including assessing compliance with USP and state board of pharmacy standards and environmental monitoring. We also implemented a policy to validate that formulations produced at Pharmacy Creations satisfy USP guidelines and specifications prior to shipment to patients and physicians through testing at a third party FDA registered laboratory. We have incurred and expect to incur in the future expenses related to further establishing our quality assurance standards and other best practices while also observing the requirements of the consent order. In addition, we limited the sales of certain pharmacy products and formulations during the month of July 2014 while fully implementing our improved quality assurance practices, and such sales limitations or other events may occur in the future in connection with our further development and implementation of our quality assurance standards.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the assumptions used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Revenue Recognition and Deferred Revenue. The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company began generating revenues upon the acquisition of PC in the second quarter of 2014, which includes sales of certain of our proprietary compounded drug formulations.

Product Revenues. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded. The Company will defer any revenue received for a product that has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered and no refund will be required.

License Revenues. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements.

Non-refundable fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the part of the Company, are recognized as revenue when the license term commences and the licensed data, technology and/or compounded drug preparation is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. The Company defers recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company’s continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by the Company, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Stock-Based Compensation. All stock-based payments to employees, directors and consultants, including grants of employee stock options, warrants, restricted stock units and restricted stock grants, to be recognized in the consolidated financial statements are based upon their fair values. We use the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the Financial Accounting Standards Board (the “FASB”) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. According to FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our consolidated balance sheets.

Income Taxes. As part of the process of preparing our consolidated financial statements, we must estimate our actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the statement of operations.

Research and Development. We expense all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsource contracts.

Intellectual Property. The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. No costs associated with acquiring intellectual property rights have been capitalized to date. Costs of maintaining intellectual property rights are expensed as incurred.

Impairment of Long-Lived Assets. Long-lived assets, such as furniture and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

Business Combinations. We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

Goodwill and Intangible Assets. We review our goodwill and indefinite-lived intangible assets for impairment as of January 1 of each year and when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

●	significant underperformance of the Company’s business relative to expected operating results;

●	significant adverse economic and industry trends;

●	significant decline in the Company’s market capitalization for an extended period of time relative to net book value; and

●	expectations that a unit will be sold or otherwise disposed.

The goodwill impairment test consists of a two-step process as follows:

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

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results. In particular, much of our operational expenses during the periods covered by the following comparisons were incurred in connection with our development program for Impracor, which we have discontinued and do not expect to resume. In addition our pharmacy operations activities commenced on April 1, 2014, and this change in the nature of our operations is expected to have a significant impact on our financial results. As a result, our results of operations in the periods after those covered by the following comparisons, including aggregate revenue and expense amounts and the apportionment of expenses among categories, are expected to change. Further, as a result of our acquisition of Pharmacy Creations and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience infrequent or one-time expenditures in connection with effecting those transactions.

For the Three and Nine Months ended September 30, 2014, Compared to the Three and Nine Months ended September 30, 2013

Revenues

Our revenues include amounts recorded from sales of proprietary formulations, which we began to receive following our acquisition of Pharmacy Creations, and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The table below provides information regarding our revenues.

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$439,369	$-	$439,369	$1,103,739	$-	$1,103,739
License revenues	1,661	2,500	(839)	6,402	7,500	(1,098)
Total revenues	$441,030	$2,500	$438,530	$1,110,141	$7,500	$1,102,641

Following the acquisition of Pharmacy Creations on April 1, 2014, we began recognizing revenues from sales of our proprietary ophthalmic formulations, Tri-Moxi and Tri-Moxi-Vanc, and other non-proprietary pharmacy products and formulations. For the three and nine months ended September 30, 2014, we recognized revenues of approximately $149,000 and $200,000, respectively, from sales of Tri-Moxi and Tri-Moxi-Vanc.

During the three months ended September 30, 2014 and 2013, the Company recorded $1,661 and $2,500, respectively, in revenues related to royalty payments, and during the nine months ended September 30, 2014 and 2013, the Company recorded $6,402 and $7,500, respectively, in revenues related to royalty payments. In January 2013, the Company entered into a license agreement with ResolutionMD, LLC granting ResolutionMD, LLC rights to its Accudel delivery technology to be used for anti-cellulite formulations. Under the license agreement, the Company received $10,000 as a guaranteed minimum royalty amount for the year ended December 31, 2013. The Company is due annual guaranteed minimum royalty payments and additional royalty payments based on a percent (generally, 5-7%) of net sales of any products covered under the license agreement in excess of the guaranteed amounts.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and product sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs and the write-off of obsolete inventory.

The table below provides information regarding our cost of sales.

Three months ended			Nine months ended
September 30,		$	September 30,		$
2014	2013	Variance	2014	2013	Variance
$238,951	$-	$238,951	$715,500	$-	$715,500

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary ophthalmic formulations and other non-proprietary pharmacy products and formulations and recognizing the associated costs of such sales.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary ophthalmic formulations and other non-proprietary pharmacy formulations, which include associated personnel costs, including wages and stock-based compensation.

The table below provides information regarding our selling and marketing expenses.

Three months ended			Nine months ended
September 30,		$	September 30,		$
2014	2013	Variance	2014	2013	Variance
$636,550	$-	$636,550	$1,462,446	$-	$1,462,446

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The table below provides information regarding general and administrative expenses.

Three months ended			Nine months ended
September 30,		$	September 30,		$
2014	2013	Variance	2014	2013	Variance
$1,953,876	$1,622,924	$330,952	$6,163,131	$4,199,018	$1,964,113

For the three and nine months ended September 30, 2014, there was an increase of $330,952, and $1,964,113, respectively, in general and administrative expenses as compared to the same periods in the prior year. The increase in general and administrative expenses is largely attributable to additional expenses related to the acquisition of Pharmacy Creations and the general increase of our operations, including hiring additional personnel, obtaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property and our Impracor clinical program (for the 2013 periods only), including costs for our contract research organization. Also included are personnel costs, including wages and stock-based compensation, contract manufacturing, consulting and other costs related to the Impracor clinical program, and other costs related to the clinical development of our other assets.

The table below provides information regarding research and development expenses.

Three months ended			Nine months ended
September 30,		$	September 30,		$
2014	2013	Variance	2014	2013	Variance
$70,098	$469,480	$(399,382)	$165,821	$1,601,927	$(1,436,106)

For the three and nine months ended September 30, 2014, there was a decrease of $399,382 and $1,436,106, respectively, in research and development expense as compared to the same periods in the prior year. The decrease was primarily related to the termination of our Impracor clinical program in November 2013, which represented substantially all of our research and development expenses incurred in 2013. Research and development expenses in 2014 are related to patent and other development expenses associated with our other intellectual property assets.

Interest Income and Expense

Interest income was $7,502 and $26,491 for the three and nine months ended September 30, 2014, respectively, compared to $12,440 and $32,448 for the same periods in the prior year, respectively. The decrease was due to a lower average cash balance during the three and nine months ended September 30, 2014 as compared to the same period in the prior year. Interest expense was $993 and $2,558 for the three and nine months ended September 30, 2014, respectively, compared to $0 for the same periods in the prior year. The increase is due to interest expense recognition related to capital leases entered into during fiscal 2014.

Net Loss

Net loss for the three and nine months ended September 30, 2014 was $(2,451,935) and $(7,372,823), or $(0.27) and $(0.81), basic and diluted net loss per share, respectively, compared to a net loss for the same periods in the prior year of $(2,077,464) and $(5,760,997), or $(0.23) and $(0.67), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Our cash on hand at September 30, 2014 was $10,363,603 as compared to $16,827,617 at September 30, 2013. The decrease in cash on hand is primarily attributable to use of cash to support our operations and acquire Pharmacy Creations. Since inception through September 30, 2014, we have incurred aggregate losses to common stockholders of $(39,120,215). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our former drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2014 and 2013:

Cash Flow	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(5,004,030)	$(3,200,159)
Net cash used in investing activities	(828,419)	(60,480)
Net cash provided by financing activities	616,743	10,052,641

Net Change in Cash and Cash Equivalents	(5,215,706)	6,792,002
Cash and Cash Equivalents at Beginning of the Period	15,579,309	10,035,615
Cash and Cash Equivalents at End of the Period	$10,363,603	$16,827,617

Operating Activities

Net cash used in operating activities was $(5,004,030) for the nine months ended September 30, 2014, as compared to $(3,200,159) used in operating activities during the same period in the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our ophthalmic formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $(828,419) and $(60,480), respectively. The increase in cash used in investing activities during the nine months ended September 30, 2014 was primarily related to the purchase of Pharmacy Creations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $616,743 and $10,052,641, respectively. The cash provided by financing activities during the nine months ended September 30, 2014 is primarily attributable to proceeds received from the exercise of stock options and warrants. The cash provided by financing activities during the nine months ended September 30, 2013 is primarily attributable to aggregate proceeds received in February and March 2013 from our public offering of our common stock. We incurred offering costs of $596,281 in fiscal 2012 in connection with our public offering in February 2013, which were offset against the proceeds received in fiscal 2013.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our current formulations and technologies and the integration and development of our pharmacy operations, to pursue potential future strategic transactions, including potential pharmacy and outsourcing facilities acquisitions, and to otherwise fund our operations. We also expect to require additional funds in order to pursue the acquisition of additional compounding pharmacies or outsourcing facilities, commercialize our compounded drug formulations, integrate and operate any acquired pharmacies or outsourcing facilities, conduct any clinical trials and any other studies that may be required to obtain FDA regulatory approval to market any potential product candidates, pursue additional development programs and explore other development opportunities. If adequate financing is not available when needed, on acceptable terms or at all, we may not be able to pursue some or all of those activities. In addition, estimates of our operating expenses and working capital requirements could be inaccurate, and we could be required to seek additional financing earlier than we anticipate to support our operations.

We will likely seek additional financing from a variety of sources, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing transaction. Any future financings through equity investments may be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences or superior voting rights over our common stock and may also include the issuance of warrants or other derivative securities, which may have additional dilutive effects on our existing stockholders. If we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial or operational covenants with which we must comply. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, general economic conditions and conditions in the pharmaceuticals and pharmacy industries or as a result of our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may not be able to pursue any or all elements of our business plan and we may be required to cease operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $10.5 million at September 30, 2014, together with expected revenues, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for that period may change, or changed circumstances may result in the depletion of capital resources more rapidly than anticipated.

For further information regarding the risks associated with our potential need to raise capital to fund our ongoing and planned operations, please see Part II, Item 1A, “Risk Factors”.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016 for public companies. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. Our pharmacy operations commenced on April 1, 2014. This change in the nature of our operations included the recognition of operating revenues; as a result, we are no longer defined as a development stage company for reporting dates beginning April 1, 2014. With the change in our operations, our revenue recognition and our immediate adoption of ASU No. 2014-10, we no longer present or disclose any information required under ASC Topic 915.

In August 2014, the FASB issued new accounting guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash invested in money market funds. We classify our short-term restricted investments, which are certificates of deposit as of September 30, 2014, as held-to-maturity. These held-to-maturity investments are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of September 30, 2014, approximately $9.1 million of our cash and cash equivalents was maintained in money market funds. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation, which provides deposit coverage with limits up to $250,000 per owner. At September 30, 2014, such uninsured deposits totaled approximately $10 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. However, we seek to mitigate the risk related to cash and cash equivalents by placing our cash and cash equivalents in money market funds and at financial institutions of high credit standing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2014, the end of the quarter covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

We have incurred losses in every year of our operations, and we may never generate significant revenue or become profitable.

We have incurred losses in every year of our operations, including net losses of $(7,643,124) and $(5,383,535) for the years ended December 31, 2013 and 2012, respectively. As of September 30, 2014, our accumulated deficit was $(39,120,215). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities and research and development. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our proprietary compounded formulations, successfully operate Pharmacy Creations, comply with federal and state laws related to pharmaceutical compounding and, if applicable, U.S. Food and Drug Administration (“FDA”) regulations for any formulations for which we pursue FDA approval, and prepare, market and sell our proprietary formulations. These activities are costly and may require significant investment.

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

We aim to sell certain of our proprietary formulations primarily through a network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with other pharmacies, through which we can market and sell our proprietary formulations. On April 1, 2014, we completed the acquisition of Pharmacy Creations, LLC (“Pharmacy Creations”), a New Jersey-based compounding pharmacy. We have limited experience operating compounding pharmacies and commercializing our formulations through ownership of or licensing arrangements with compounding pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to obtain additional expertise. However, we may be unable to do so successfully. Moreover, such expansion efforts will involve significant costs, which we may not be able to afford. Additionally, we may experience unanticipated difficulties implementing our strategy, including difficulties that arise as a result of our lack of experience in this area. We may not be successful in our efforts to integrate Pharmacy Creations, or acquire any additional pharmacy businesses or outsourcing facilities when desired, on reasonable terms, or at all. Our business could suffer if we are unable to acquire or collaborate with one or more pharmacies that are licensed to operate as pharmacies in states important to our business plan. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We have no experience acquiring, building, operating or licensing products to pharmacies and outsourcing facilities and we may not be successful in our efforts to build a pharmacy network. Even if we are successful in acquiring pharmacies, we may not be able to integrate pharmacy operations, including the operations of Pharmacy Creations, into our business or realize the benefits we expect from any such acquisition. If we elect to establish new pharmacies and outsourcing facilities, we may not be able to satisfy applicable federal and state licensing and other requirements in a timely manner or at all, or achieve a sufficient physician and patient customer base to sustain operations. If we elect to license our proprietary formulations to one or more unaffiliated pharmacies or outsourcing facilities, we may not be able to enter into licensing agreements when desired, on acceptable terms, or at all. Acquiring, integrating, building or establishing licensing or other relationships with pharmacies and outsourcing facilities could be expensive and time consuming, disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently expect to distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficiency of our formulations for any particular indication. Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believe the compounded formulation to be superior and less expensive. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary customizable compounded formulations could include the following, among others: our proprietary formulations and other formulations that may be prepared by Pharmacy Creations or other pharmacy partners are not required to be, and have not been, approved for marketing and sale by the FDA; there may be limited or no data available with respect to the clinical efficacy or safety of the specific compounded formulations the physician is prescribing; to the extent there is such data available, we are limited in our ability to discuss the efficacy or safety of our formulations with potential purchasers of our formulations; our pharmacy operations are currently operating on a cash-pay basis; and our formulations are not presently being prepared in a manufacturing facility governed by current good manufacturing practice (“cGMP”) requirements.

Additionally, some third-party payors, including the government Medicare and Medicaid programs, may not provide reimbursement for compounded formulations. Physicians who may otherwise be interested in prescribing our formulations or utilizing our compounding pharmacy services may be unwilling to do so if third party payor reimbursement, including Medicare and Medicaid reimbursement, is not available for our compounded formulations. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

We may not receive significant revenue through Pharmacy Creations or other compounding pharmacies we may acquire or develop or with which we may partner to fund our operations and recover our development costs.

Our business plan with respect to certain of our formulations involves the sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities, whether through the acquisition of pharmacies such as Pharmacy Creations, or through licensing our formulations to pharmacies or outsourcing facilities. We are in the process of establishing an internal sales force to pursue sales of our proprietary and other formulations in the states in which Pharmacy Creations is authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach. Our Company has limited experience operating pharmacies and commercializing compounded formulations. We may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have gone through the FDA approval process, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication, and we will be subject to regulatory limitations with respect to the information we can provide regarding the safety and efficacy of our formulations even if such data is available. As a result, physicians may not be interested in prescribing our formulations to their patients, and we may not generate significant revenue from our proprietary formulations and other products available through Pharmacy Creations or other pharmacies. In addition, we would be substantially dependent on Pharmacy Creations, or any other pharmacies we acquire or develop or any pharmacy partners with which we may contract, to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to enter into agreements with pharmacies of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacy partners are unable to fill, our business would suffer.

Our business is significantly impacted by state and federal statutes and regulations.

All of our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary formulations have not themselves received FDA approval. FDA approval of a compounded formulation is not required in order to market and sell the compounded formulations, although in select instances we may choose to pursue FDA approval to market and sell certain potential product candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding in advance of receiving a patient-specific prescription, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, prohibitions on compounding drug products for office use without a prescription for an individually identified patient, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling, among other things. These and other restrictions on the activities of compounding pharmacies may significantly limit the extent of the market available to us, as compared to the market available for FDA-approved drugs.

Our business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; state and federal controlled substance laws; state pharmacy licensure, registration or permit standards promulgated by the applicable state’s pharmacy licensing authority; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

The failure to comply with federal and state law and licensing requirements by any pharmacies we establish or acquire, or to which we license our formulations, could result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to comply with the U.S. Food, Drug and Cosmetic Act (“FDCA”), loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, loss of required government certifications and approvals and loss of licensure, any of which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects.

If Pharmacy Creations or any other pharmacy we acquire or partner with fails to comply with state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If Pharmacy Creations or any other pharmacy we may acquire, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, on May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to conduct four additional mandatory third-party inspections by August 2015. Completing these additional third-party inspections will involve significant additional costs to us and will distract management and Pharmacy Creations employees from other aspects of our business. This consent order is not a disciplinary action or sanction or an admission of liability on the part of the pharmacy, and we believe that Pharmacy Creations is in material compliance with applicable regulatory requirements. However, if Pharmacy Creations is required to permanently or temporarily cease or limit its sterile compounding operations, we would be unable to realize the expected benefits of this pharmacy’s operations, including its sales of our proprietary formulations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, and not solely through Pharmacy Creations, the loss of Pharmacy Creation’s ability to compound sterile formulations would have an immediate adverse impact on our ability to implement our business plan in a timely manner.

Many of the states into which Pharmacy Creations delivers pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe we comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of out-of-state pharmacies and are found to be applicable to us, they could have an adverse effect on our operations. If Pharmacy Creations or any other pharmacies we acquire or contract with become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in those states could involve significant additional costs to us and/or could be limited, which could have an adverse impact on our business.

There are many competitive risks related to the marketing and sale of our proprietary formulations and operating a compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We expect to focus our efforts on making available innovative, proprietary compounded formulations through a network of compounding pharmacies. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. As a result, although we expect to prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (“USP”) <795> and USP <797> and applicable state and federal law, some physicians may be unwilling to prescribe them. Because our proprietary compounded formulations compounded in accordance with FDCA Section 503A are not required to be, and have not been, approved for marketing and sale by the FDA, our business may be subject to limitations our competitors with FDA-approved drugs may not face. We also compete against other compounding pharmacies that make compounded formulations available to their customers.

Under state and federal laws applicable to compounding pharmacies, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies typically sell most of their FDA-approved products to large pharmaceutical wholesalers, who in turn sell to and supply hospitals and retail pharmacies. As a result, our business is not scalable on the scope available to our competitors with FDA-approved drugs, which may limit our potential for profitable operations.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success, if any, will depend in large part on our ability to maintain a competitive position with respect to these technologies. Developments by our competitors could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing those products, which may require that we seek to raise additional funds to continue our operations that may or may not be available. Our proprietary formulations will also compete with other compounded formulations created by pharmacies, which may develop alternative formulations or technologies. It is possible that developments by competing compounding pharmacies and drug developers will make our formulations or technologies uncompetitive or obsolete. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors that may limit the market acceptance of our proprietary formulations include the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of our formulations and services relative to these alternative products, the availability of third party reimbursement and the success of our sales and marketing efforts.

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

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities or reputational harm.

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

To assure compliance with USP criteria and standards, we have recently implemented a policy whereby 100% of all sterile compounds produced by Pharmacy Creations will be tested both in-house and externally by an independent, FDA registered laboratory operating in compliance with current good laboratory practices prior to shipment to patients and physicians. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy or if the laboratory testing does not identify all contaminated products. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients were harmed by them. If significant adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations, or any compounds prepared by Pharmacy Creations or any other acquired pharmacy or pharmacy partner, we may be unable to continue to operate our pharmacy business. In addition, even if we were able to continue to operate our pharmacy business, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from Pharmacy Creations or any future acquired or partner pharmacy. Although we expect that Pharmacy Creations and any future acquired or partner pharmacies will comply with high standards for manufacturing quality and quality assurance, including USP <795> and <797>, we cannot ensure that they will comply with such requirements.

We may become subject to product and professional liability lawsuits related to the preparation and sale of our compounded formulations or testing of our product candidates. An individual could bring a liability claim against us if one of our proprietary formulations or product candidates causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities in excess of the amount of any contractual indemnity or insurance coverage. Such claims could result in the termination or suspension of our state pharmacy licenses, decreased demand for our formulations, injury to our reputation, significant litigation costs, substantial monetary awards to or costly settlements with patients, product recalls, loss of revenue and the inability to further develop and commercialize our proprietary formulations. In addition, we could be subject to claims alleging, among other things, violations of consumer protection, trade practice and false advertising laws.

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

Currently, Pharmacy Creations operates on a cash-pay basis and does not submit any claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. Although we expect to seek approval for Medicare and third-party payor reimbursement for certain of our compounded formulations, we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Even if we were to pursue and obtain FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. As a result, we cannot be certain that any of our products will be considered cost effective or that reimbursement from insurance companies and other third-party payors will be available or, if available, will be sufficient to allow us to sell the products on a competitive basis.

Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any formulations or technologies we develop or commercialize. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our expected Pharmacy Creations operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our acquisition of additional product development opportunities and changes to the historical Impracor clinical program. For example, our projections will need to change to reflect royalty obligations owed under our license agreement with Urigen Pharmaceuticals, Inc. (“Urigen”) entered into in October 2014. Our Company has never operated a pharmacy or successfully commercialized proprietary compounded formulations, and we may not accurately estimate expenses and potential revenue associated with our pharmacy operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed, or be forced to delay, scale back or eliminate some or all of our proposed operations.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include, among others:

●	the time and resources required to identify and acquire and/or research and develop potential compounded formulations;

●	the time and resources required to pursue and realize the benefits of any potential strategic transactions;

●	the costs related to attracting and retaining personnel with the skills required for effective operations;

●	the costs associated with operating Pharmacy Creations and any other pharmacy we may acquire;

●	the time and resources required to support or conduct feasibility or other studies to support our compounded formulations, or to conduct clinical trials and obtain regulatory approvals for any potential product candidate for which we choose to seek FDA approval; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

We expect our acquisition of Pharmacy Creations to provide us with limited research and development support and access to additional novel compounded formulations. However, we expect to continue to rely upon third parties to provide us with additional opportunities. In 2013, we entered into three asset purchase agreements for development opportunities as a result of referrals from Professional Compounding Centers of America (“PCCA”) pursuant to our strategic alliance agreement with PCCA. Although the term of the strategic alliance agreement currently extends until February 18, 2015 and automatically extends for successive one year periods unless either party provides notice of non-renewal, we do not expect to obtain additional referrals and development opportunities through PCCA. In October 2014, we entered into a license agreement with Urigen that provides us development and commercialization rights with respect to URG101, a lidocaine and heparin compounded formulation, for the prevention and treatment of lower urinary tract disorders. We may seek to enter into similar arrangements with other third parties and for other formulations in the future, but only if we are able to identify attractive formulations and negotiate agreements with their owners on terms acceptable to us, which we may not be able to do. If we are unable to utilize Pharmacy Creations and our current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Our other pharmacist, physician and research consultants and advisors provide us with significant assistance in our evaluation of product development opportunities. These third parties generally engage in other business activities and may not devote sufficient time and attention to our research and development activities. If these third parties were to terminate their relationships with us, we may be unable to find other, equally qualified consultants and advisors on commercially reasonable terms or at all, and we may have significant difficulty evaluating potential opportunities and developing and commercializing existing or any new product candidates. In addition, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. We may face financial and operational risks and uncertainties in connection with any such future acquisitions. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.

We may participate in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, such as our recent license agreement with Urigen, acquisitions of companies, and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, technologies or businesses.

As part of our efforts to complete any significant transaction, we would need to conduct business, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the expected benefits of any such transaction. If we fail to realize the expected benefits from any transaction we may complete, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. Companies that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with healthcare and pharmacy laws and regulations. We may incur material liabilities for the past activities of acquired operations. Such liabilities and related legal or other costs and/or resulting damage to our reputation could negatively impact our business through lower-than-expected operating results, charges for impairment of acquired intangible assets or otherwise. In addition, we may encounter difficulties and additional unexpected costs in combining the operations and personnel of any acquired businesses with our operations and personnel, or recruiting new personnel if we are unable to retain key employees of an acquired businesses.

We may be unable to successfully develop and commercialize our proprietary formulations, or develop and commercialize any other assets we may acquire.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we will acquire rights in the future. We have entered into three asset purchase agreements for assets related to compoundable formulations and one license agreement for rights to commercialize a compounding formulation since May 2013. We are currently pursuing development and commercialization opportunities with respect to certain of those formulations and we are in the process of assessing certain other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. There are numerous difficulties inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified elsewhere in these Risk Factors.

Once we determine to pursue a potential product candidate, we develop a commercialization strategy for the product candidate. These commercialization strategies could include, among others, marketing and selling the formulation in compounded form through a network of compounding pharmacies, or pursuing FDA approval of the product candidate. We may incorrectly assess the risks and benefits of our commercialization options with respect to one or more formulations or technologies, and we may not pursue a successful commercialization strategy. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We may need additional capital in order to continue operating our business, and such additional funds may not be available when needed, on acceptable terms, or at all.

We only recently started generating cash from operations, but do not yet receive significant revenues from these operations. Although we believe we have sufficient cash reserves to operate our business for at least the next twelve months, we will need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, we may spend our cash reserves faster than we expect, we may pursue acquisitions of pharmacies or other strategic transactions or we may experience growth more quickly or on a larger scale than expected, any of which may force us to seek to raise additional capital sooner than we presently anticipate.

We have raised $21.5 million in funds through equity financings since April 2012. When we require additional capital, we may seek to obtain it through additional equity and/or debt financings and/or from corporate partnerships or licensing arrangements or similar transactions. If additional capital is not available when necessary, we may need to forego pursuit of potentially valuable product development opportunities, we may not be able to continue to operate our business pursuant to our business plan or we may be forced to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial or operational covenants with which we must comply. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We plan to build an internal sales and marketing infrastructure to implement our business plan. We may also engage third parties to provide sales and marketing services for us. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. In addition, our sales personnel must be trained on proper regulatory compliance. If we are unable to establish our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to our business, we will need to seek to contract with third parties to provide these services, which may not be able to provide sales and marketing services in accordance with our expectations and standards and which relationships may involve significant costs that we may not be able to afford and/or may not be available on otherwise acceptable terms, or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services, we may be unable to sell our formulations or services or generate revenue.

We do not expect to obtain rights to any product candidates or receive any benefits under our license agreement with PCCA.

Under our license agreement with PCCA, PCCA has granted to us certain exclusive rights to PCCA’s proprietary formulations, other technologies and data, and we have agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products. PCCA may terminate the license agreement if we fail to commence efforts to research and develop at least one product opportunity provided to us by PCCA by February 29, 2016. Our rights under the license agreement apply to development and commercialization opportunities within the prescription drug field and do not apply to compounding pharmacy activities. In light of our re-focused business strategy aimed at developing compounded formulations, we have not received, and do not expect to receive, any development opportunities as a result of our license agreement with PCCA. If we do commence clinical trials of any potential product candidates we obtain through PCCA, such product candidates may never be approved by the FDA. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other more established, well-known and well-financed health care and pharmaceutical companies, and that competition and our royalty obligations to PCCA may prevent us from recouping our investment in these product candidates.

We may be unable to demonstrate the safety and efficacy or obtain FDA regulatory approval to market and sell any product candidates for which we seek FDA approval.

We may choose to seek FDA regulatory approval to market and sell one or more of our proprietary formulations. The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. If we choose to pursue FDA approval for one or more product candidates, the FDA or other regulatory agencies may not approve the product candidate on a timely basis or at all. Before we could obtain FDA approval for the sale of any of our potential product candidates, we would be required to demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and efficacy of our potential product candidates. Even promising results from preclinical and early clinical studies do not accurately predict positive results in later, large-scale trials. A failure to demonstrate safety and efficacy of a product candidate would result in our failure to obtain FDA approval. The outcome of the final analyses of clinical trial data may vary from initial conclusions, or the FDA may not agree with our interpretation of such results or may challenge the adequacy of our clinical trial design or the execution of the clinical trial, any of which could result in failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could limit revenues, and we would be subject to extensive and costly post-approval requirements and oversight with respect to our commercialization of the product candidate.

Delays in the conduct or completion of any clinical and non-clinical trials for any product candidates for which we seek FDA approval, or the analysis of the data from our clinical or non-clinical trials, may adversely affect our business.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of clinical trials are favorable, they may continue for several years and may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan with respect to any product candidate for which we seek FDA approval. For example, we experienced significant difficulties and delays with respect to initiating our now-terminated former Phase 3 trial for Impracor. We do not know whether any other pre-clinical or clinical trials related to any product development candidates we may identify would begin on a timely basis or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties related to:

●	obtaining clearance from the FDA or its respective international regulatory equivalent to commence a clinical trial;

●	failure of the FDA to approve the scope or design of our clinical or non-clinical trials or manufacturing plans;

●	reaching agreement on acceptable terms with clinical research organizations (“CROs”) clinical investigators and trial sites;

●	obtaining institutional review board (“IRB”) approval to initiate and conduct a clinical trial at a prospective site;

●	insufficient supply or deficient quality of materials necessary for the performance of clinical or non-clinical trials;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials;

●	retaining patients who have initiated a clinical trial but may be prone to withdraw or who are lost to further follow-up;

●	negative results of clinical or non-clinical studies; and

●	adverse side effects experienced by trial subjects.

There may be circumstances other than those described above, including circumstances over which we may have no control, which could materially delay the successful completion of any clinical and non-clinical studies we may pursue. Furthermore, we expect that we would rely on CROs to ensure the proper and timely conduct of any clinical trials, and while we expect that we would enter into agreements governing their committed activities, we would have limited influence over their actual performance.

Although we may believe that we have planned and designed an adequate clinical trial program for any of our product candidates, the FDA could determine that it is not satisfied with our plan or the details of our clinical trial protocols and designs. Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we were to experience delays in completion of, or if we were to terminate, any clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Even if we receive FDA approval to market and sell any potential product candidates, our efforts may not be successful and we may not recoup the costs associated with these development programs.

Even if we receive FDA approval to market and sell any product candidates for which we seek FDA approval, the market may not accept such products, or the market may be smaller than we anticipate. A number of factors may limit the market acceptance of any drug products we may pursue, including the timing of market entry relative to competitive products, the availability of alternative products, the price of our drug products relative to alternative products, the availability of third party reimbursement and the success of our sales and marketing efforts, either internally or by third party distributors or agents that we retain. Any such products may not receive market acceptance in a commercially viable period of time, if at all, and we may not be able to recover any investment we make in developing the applicable product candidates. To the extent that we expend significant resources on research and development efforts and are not able to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected.

If we choose to pursue FDA approval for any of our formulations, we will need to rely on third parties to manufacture sufficient quantities of clinical materials for use in any pre-clinical and clinical trials, and any delays and problems with the manufacturing of our clinical materials would harm our business.

We may choose to pursue pre-clinical and clinical trials for certain proprietary formulations. We do not have the ability to manufacture the materials we may use in these pre-clinical and clinical trials; rather, we would be required to rely on various third parties to manufacture these materials. Any third-party manufacturers with which we contract may encounter delays and problems in manufacturing our investigational drug preparations and other materials associated with our clinical trials. For example, in August 2013, we experienced difficulties in obtaining suitable clinical materials for our previously planned Phase 3 clinical trial for Impracor, which was a significant factor in our decision to discontinue the clinical trial. There may be long lead times to obtain suitable clinical materials due to a number of factors. For instance, if any third parties we rely upon in connection with the manufacturing of clinical materials do not provide materials that meet specifications in a timely manner, or if they otherwise breach their agreements with us, it may be difficult to replace their services quickly, or at all. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards, and we may not be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. Interruptions in our supply chain could occur for a number of reasons, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third parties to follow specifications or regulations. If any of these risks were to occur, we may encounter difficulties in timely completing any clinical trials we pursue in the future, we may be unable to obtain regulatory approvals for any investigational drug preparations we may pursue in a timely manner or at all and, ultimately, we may be unable to successfully commercialize these investigational drug preparations. If we are unable to obtain successfully manufactures clinical materials from any future contract manufacturer, we would be unable to initiate any clinical program.

We are dependent on third parties to conduct clinical trials and non-clinical studies of our drug formulations.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our non-clinical research activities or any clinical programs we may pursue in the future. We have engaged, and expect to continue to engage consultants, advisors, CROs and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our products. In addition, we expect to provide grants to physicians and other healthcare organizations to support investigator-initiated studies of our proprietary formulations. We will have only very limited contractual rights in connection with the conduct of any such studies. In addition, if we were to participate in clinical trials conducted under an approved investigator-sponsored investigational new drug application, correspondence and communication with the FDA pertaining to these trials would strictly be between the investigator and the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This potential communication gap could result in reviews, audits, delays or clinical holds by the FDA that affect the timelines for these studies and potentially risk the completion of these trials. As a result, many important aspects of any studies of our proprietary formulations and clinical or non-clinical trials for any drug candidates we determine to pursue are out of our direct control.

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

Following initial FDA regulatory approval of any drugs we may develop, we would be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug preparations would be subject to periodic review and inspection by the FDA. If a previously unknown problem with a product or a manufacturing and laboratory facility used by us were to be discovered, the FDA could impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to a product that may have achieved approval, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, we and our contract manufacturers would be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers failed to comply with applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of our contract manufacturers, seize or detain products or require a product recall.

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

If our patents are determined to be unenforceable or expire, if we are unable to obtain new patents based on current or future patent applications, or if we are otherwise unable to protect our proprietary rights, we may not be able to prevent others from using our intellectual property, which may influence our commitment to continue to fund the development of assets that have limited intellectual property protection.

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or proprietary rights held by third parties if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of November 1, 2014, we have ten patent applications pending in the United States, including eight utility patent applications and two provisional patent applications. We expect to make significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations. However, the applications we have filed or may file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents for our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own.

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

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements and we may not have adequate remedies for any breach, or our trade secrets may become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our potential investigational drug preparations throughout the world is extremely expensive. While we have filed patent applications in many countries outside the U.S. and have obtained some patent coverage for Accudel™ and Impracor™ in Canada, we do not currently have patent protection, nor have we filed patent applications, outside of the U.S. that cover any of the product formulations we are currently pursuing. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. These products may compete with ours and may not be covered by any of our patent claims or other intellectual property rights.

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

The preparation, use or sale of our proprietary formulations and technologies may infringe on the patent rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring these actions to a successful conclusion. If we are not successful in defending against these legal actions, we may be subject to monetary liability or be forced to alter our products or cease some or all of our operations relating to the affected products. In addition, if we want to continue selling the affected products, we may need to seek to obtain a license in order to continue manufacturing and marketing those products, and such a license may not available on acceptable terms, or at all.

We are dependent on our CEO, Mark L. Baum, for the continued growth and development of our Company.

Our CEO, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services to and leadership of our Company would likely materially adversely impact the Company. We presently do not have key man insurance for Mr. Baum.

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

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business, including our research and development activities. Our agreements with our consultants typically provide that the consultant may terminate the agreement with advanced notice to us. If any of our consultants terminates their engagement with us, or we are unable to engage highly qualified consultants as necessary for our business, we may be unable to successfully execute our business plan. We must effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and service providers on commercially reasonable terms, or at all.

Changes in the healthcare industry that are beyond our control may have an adverse impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the “Health Reform Law”), may have a considerable impact on the financing and delivery of health care and conceivably could have a material effect on our business. The Health Reform Law will result in sweeping changes to the existing U.S. system for the delivery and financing of health care. The details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies. It is impossible to predict the outcome of these changes, what many of the final requirements of the Health Reform Law will be, and the net effect of those requirements on us. As such, we cannot predict the impact of the Health Reform Law on our business, operations or financial performance.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions, and sales of common stock by management and members of our Board of Directors from time to time could have an adverse effect on our stock price.

Our executive officers and directors own or have the right to acquire within 60 days after November 8, 2014, in the aggregate, approximately 17% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders own, or have the right to acquire within 60 days after November 8, 2014, an additional approximately 40% of our common stock that would be outstanding following such issuances. The sale of even a portion of these shares will likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, as well as control our management and affairs. Since our stock ownership is concentrated among a limited number of holders and our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders and could control the outcome of actions requiring stockholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

●	delaying, deferring, or preventing a change in control of our Company or changes to our board of directors;

●	impeding a merger, consolidation, takeover, or other business combination involving our Company;

●	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could decline. As we discuss in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, our management concluded that our internal controls over financial reporting were effective as of December 31, 2013. However, our controls over financial processes and reporting may not continue to be effective, or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

A consistently active trading market for shares of our common stock may not be sustained.

Historically, trading in our common stock has been sporadic and volatile, and our common stock has been “thinly-traded.” There have been, and may in the future continue to be, extended periods when trading activity in our shares is minimal, as compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common stock is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility will continue. As a result, the trading of relatively small quantities of shares may disproportionately influence the market price of our common stock. It is possible that a consistently active and liquid trading market in our securities may never develop or be sustained.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	changes in the pharmacy and pharmaceutical industry and markets;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	new competitors in our market;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock by us or by stockholders;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any material strategic relationships;

●	industry or regulatory developments; or

●	economic and other external factors.

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

We are authorized to issue 5,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Following the conversion of our Series A Preferred Stock on June 29, 2012, we have no shares of preferred stock issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges of the preferred stock. We have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stock holders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company.

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

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, upon expiration of any lock-up periods applicable to outstanding shares, or upon our issuance of shares upon the exercise of outstanding options or warrants, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2. Unregistered Sales of Equity Securities

During September 2014, the Company received no cash proceeds for the issuance of 37,727 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 114,415 shares of common stock with an exercise price of $5.25 per share. The warrants were issued in February and March 2013 to one of the underwriters for a registered offering of our common stock. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act of 1933 (the “Securities Act”). The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. In determining that the issuance of the securities qualified for exemption under Section 4(a)(2), we relied on the following facts: we did not use general solicitation or advertising to market the securities; the underwriter represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities were issued as restricted securities.

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

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: November 12, 2014	By:	/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll Vice President, Accounting and Public Reporting (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Principal Accounting and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Principal Accounting and Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

