Form 10-K
period 2014-12-31
Imprimis Pharmaceuticals, Inc.
filed 2015-03-12
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47 million, based on the closing price of $6.94 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 11, 2015, there were 9,342,935 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference in Part III of this annual report on Form 10-K (Annual Report), to the extent stated herein.

Imprimis Pharmaceuticals, Inc. has issued trademarks and/or pending trademark applications for Imprimis™, Imprimis Pharmaceuticals™, ImprimisRx™, SSP Technology™, Go Dropless™, LessDrops™, Dropless Cataract Surgery™, Dropless Cataract Therapy™, Dropless Therapy™, Say Goodbye™, Defeat IC™ and Accudel™. All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

This Annual Report contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include but are not limited to risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully complete and realize the benefits of our acquisitions of Pharmacy Creations, LLC (Pharmacy Creations) and South Coast Specialty Compounding, Inc. D/B/A Park Compounding (Park) and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Unless otherwise stated, all information regarding share amounts of common stock and prices per share of common stock described in this Annual Report reflect the reverse stock splits of our authorized, issued and outstanding common stock effected on February 28, 2012 and February 7, 2013. As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a pharmaceutical company focused on developing and commercializing innovative and high quality proprietary compounded drug therapies and making these therapies available to physicians and patients at accessible prices. We own, market and sell a portfolio of proprietary combination formulations in ophthalmology and urology that we believe may offer competitive advantages and serve unmet needs in the marketplace. Our ophthalmology formulation portfolio, led by our Dropless Therapy™ and LessDrops™ formulations, serves the multi-billion dollar eye drop market and is designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. Our recently launched urology business, headed by our Defeat IC™ campaign, currently includes a patented compounded formulation for patients suffering from interstitial cystitis. We are also developing additional complementary proprietary compounded formulations to add to our ophthalmology and urology formulation portfolios. We make, dispense and sell our proprietary compounded formulations, as well as other non-proprietary products, through our compounding pharmacies Pharmacy Creations and Park.

All of our proprietary formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe customized medicines for individual patient needs. Working collaboratively with these inventors, we identify and evaluate intellectual property related to these drug formulations, assess relevant markets, and seek to validate the clinical experience of a development candidate with the objective of investing in commercialization activities. We believe our model allows us to meet the realities of the current health care economy by offering quality pharmaceutical innovation at accessible prices.

We have incurred recurring operating losses, and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $41.9 million at December 31, 2014. Beginning on April 1, 2014, we began generating revenue from sales of certain of our proprietary ophthalmic drug compounded formulations and other non-proprietary compounded formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Proprietary Compounded Formulations

Ophthalmic Formulations

Anti-Inflammatory and Anti-Bacterial Combination Formulations

In 2013, we acquired intellectual property related to compounded formulations for ocular injection of anti-inflammatory and anti-bacterial agents during ocular surgery. With the use of our SSP Technology™, which allows for increased solubility of active pharmaceutical ingredients and the creation of small, uniform particle sizes, these compounded formulations can be used as an intraoperative injectable or as a topical eye drop. These compounded formulations have begun to impact the fast-growing global cataract surgery eye drop market and the LASIK surgery market and may have potential in other ophthalmology markets for procedures where there is a risk of inflammation and infection.

Our formulations provide physicians with the ability to address the primary ocular complications of ophthalmic surgery, infection risk and post-operative inflammation, due to patient non-compliance with traditional multiple bottle eye drop regimens, by reducing the complexity of, or in many cases altogether avoiding the need for post-operative eye drop regimens. Although our ophthalmology-related patent applications include other claims, we have focused our ophthalmology development and commercialization efforts to date on the proprietary compounded formulations described below, which we market as our Dropless Therapy and LessDrops formulations. The relative strengths of each of the active ingredients included in these formulations can be prescribed by the physician and tailored to individual patients.

●	Tri-Moxi, a compounded formulation that is a combination of triamcinolone acetonide and moxifloxacin hydrochloride, used as an injection during ocular surgery and as an eye drop pre- and post-ocular surgery

●	Tri-Moxi-Vanc, a compounded formulation that is a combination of triamcinolone acetonide, moxifloxacin hydrochloride and vancomycin, used as an injection during ocular surgery

●	Pred-Moxi, a compounded formulation that is a combination of prednisolone and moxifloxacin hydrochloride, used as an eye drop pre- and post-ocular surgery

In addition, we intend to utilize our SSP Technology platform to develop and offer various combinations of topical medicines. For example, we have filed patent claims and are currently evaluating eye drops that include combinations of a nonsteroidal anti-inflammatory drug and a steroid, with and without an added antibiotic.

Dropless Therapy Formulations.

The cataract surgery market continues to experience significant growth. According to a 2013 Market Scope report, 3.6 million cataract surgeries were performed in the U.S. and nearly 22 million cataract surgeries were performed globally, with expected annual market growth of approximately 3%. The National Eye Institute estimated that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and to more than 50 million by 2050. According to the Journal of Cataract & Refractive Surgery, this growth is due in part to the expanding aging population, and also to the lowered age at which patients require cataract surgery. The ophthalmology drug market is expected to reach an estimated $21.6 billion by 2018 (Transparency Market Research; January 24, 2014).

The current treatment regimen for the prevention of post-cataract and other intraocular surgery complications is primarily a pre-operative and post-operative self-administered eye drop regimen, which requires strict patient compliance and careful adherence to a prescribed dosing schedule. Physicians have reported and studies have shown that eye drop regimens can be confusing to patients, creating non-compliance and incorrect dosing (Hennessy AL, Ophthalmology, 2010). Large studies conducted in the U.S. and Europe showed that antibiotics administered into the eye at the time of cataract surgery significantly reduced the risk of developing inflammation and infection (Shorstein, N.; Friling E, et al.; Rodríguez-Caravaca G, et al., 2013; J of Cataract Refract Surg, 2013 and Endophthalmitis Study Group, 2007).

Our Dropless Therapy formulations include Tri-Moxi and Tri-Moxi-Vanc used as an injectable during ocular surgery. Ophthalmologists have reported that use of our Dropless Therapy formulations has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgeries they have performed, thereby largely eliminating patient non-compliance and associated errors with post-operative care regimens. Physicians have also reported spending less time on instructions and follow-up with post-operative patients, as well as fewer calls from pharmacists seeking to change the physicians’ prescribed eye drop regimens, which collectively can reduce the physicians’ costs of patient care. By reducing reliance on post-operative eye drops, we believe use of our Dropless Therapy formulations can simplify the post-operative care process, provide safeguards against bacterial infection and inflammation and decrease overall costs. Since the launch of our associated Go Dropless™ educational campaign in April 2014, more than 240 ophthalmologists have started to use our Dropless Therapy formulations, and since their inception, our Dropless Therapy formulations have been used in over 50,000 ocular surgeries, primarily cataract surgeries. In the future, we aim for our Dropless Therapy to be initiated at additional high volume cataract surgery practices, hospitals and large ambulatory surgery centers throughout the U.S.

LessDrops Formulations.

According to the American Academy of Ophthalmology (AAO), over half of Americans require some form of vision correction and it is estimated that 43 million of these individuals are candidates for refractive surgery. Nearly 96% of the refractive surgery procedures performed today are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism (AAO), Demographics of Refractive Surgery Patients and Market Trends. Lombardo, A., et al). As of 2008, the AAO estimated 700,000 LASIK procedures are being performed annually in the U.S.

Our Pred-Moxi and Tri-Moxi topical compounded formulations, branded as LessDrops, were introduced during the first quarter of 2015 as combination eye drops for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), cataract and other ocular surgeries. Similar to other ocular surgeries, current treatment regimens following LASIK and PRK surgeries require self-administered eye drops two or more times daily for up to four weeks. We estimate that our LessDrops compounded formulations can require up to 50% fewer drops to be administered by patients post-surgery and may cost up to 75% less than other currently available post-surgery drops regimens. Additionally and importantly, these topical compounded drops may be eligible for reimbursement to patients covered by both public and private insurance plans. We plan to continue to add to our portfolio of LessDrops topical compounded formulations and deliver additional eye drop choices for our customers.

Other Ophthalmic Formulations

Compounding pharmacies mix different ingredients to create specialized preparations ordered by a physician to treat an individually identified patient. Often this is because a standard medication approved by the FDA is not appropriate for individual patients. Compounded formulations can also help alleviate FDA-recognized shortages of drugs, because compounding pharmacies can prepare compounded alternatives to commercially available drugs when drugs are in short supply. These shortages are becoming more common: according to the FDA, there are currently over 75 drugs on the FDA’s shortage list. Eye surgeons are particularly concerned about drug shortages, especially for drugs such as epinephrine or phenylephrine, which are commonly used to dilate the pupil prior to and during intraocular procedures (among other things). In 2013, we acquired intellectual property related to lyophilized (or freeze-dried), preservative-free, sulfite-free epinephrine, phenylephrine and lidocaine, and we may rely on this intellectual property to develop mydriatic (pupil dilation) compounded formulations that use various combinations of these ingredients. We have made and expect to increase sales of multiple ophthalmic compounded formulations per patient or case in one or more kits. For example, we may sell a compounded formulation of injectable Tri-Moxi along with a mydriatic compounded formulation for the same individually identified patient, and also include additional non-proprietary ophthalmic compounded formulations, all as a part of a kit.

Urology Formulations

HLA Formulation

In 2014, we entered into a license agreement to acquire the U.S. commercialization and distribution rights to a patented urologic formulation of heparin and alkalinized lidocaine (HLA or Hep-Lido-A), which is delivered directly to the bladder for the treatment of interstitial cystitis (IC), also known as painful bladder syndrome. It is estimated that five to ten million women and men in the U.S. are affected by this chronic disease (Journal of Urology, 2008 and as published by the National Institutes of Health (NIH), RAND IC Epidemiology Study, 2009, and BACH study, 2009), and based on our self-directed survey of over 400 patients, we believe the total U.S. market opportunity for IC could exceed $4 billion a year. In 2014, physicians wrote more than 80,000 prescriptions for compounded HLA to treat IC and since the HLA compounded first became available as a compounded drug in 2011, there have been an estimated 140,000 HLA instillation procedures completed in the U.S. Importantly, based on our internal research, many of these instillation procedures were partially or fully reimbursed by private and public healthcare providers. Additionally, third-party studies of the use of heparin and alkalinized lidocaine instillations in patients with IC have indicated alleviation of IC symptoms, including pain and frequency and urgency of urination, with the use of this combination of ingredients. During the first quarter of 2015, we commercially launched our HLA compounded formulation and introduced Defeat IC, our national education campaign designed to increase awareness among medical practitioners about IC and our HLA treatment option.

Injectable Pentoxifylline Formulation

In 2013, we acquired intellectual property related to an injectable formulation comprised of pentoxifylline for the treatment of certain fibrotic conditions, including Peyronie’s Disease (PD). According to claims data and various studies, 95,000 patients were diagnosed with PD during 2013, with an estimated 90,000 patients receiving either non-invasive or no treatment for PD. A researcher-initiated research study using our patent-pending pentoxifylline formulation for the treatment of PD was initiated in 2014, and we may commercially launch this formulation following the completion of the study and publication of its results, which is expected in 2015.

Sales and Marketing

For our proprietary ophthalmic and urologic formulations, we have developed and plan to continue to build small internal sales and commercialization teams that are focused on growing sales of these formulations through, among other things, educating doctors, ambulatory surgery centers, healthcare systems, hospitals throughout the U.S. and other users about our products. Although we have engaged distributors for certain of our proprietary formulations in non-U.S. markets, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2015. We also believe that our proprietary drug formulations could have commercial appeal in other markets, including veterinary and international markets, and we may choose to pursue commercialization of our proprietary formulations in selected other markets through licensing or collaborative arrangements with strategic partners in the future.

Other Proprietary Formulations

In addition to our proprietary ophthalmic and urologic formulations, we have also acquired intellectual property assets, including provisional patent applications, related to topical formulations for wound healing and other formulations for other potential uses and purposes. We are pursuing additional supporting data with respect to these formulations as part of our product assessment process, but these formulations are still in the initial stage of their development and validation and we do not expect to focus on or actively develop or market any of these formulations in the absence of a successful commercial assessment.

Compounding Strategy

Compounding Pharmacies and Expansion of Non-Proprietary Sales

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Compounding pharmacies work with physicians to develop customized medications for individually identified patients, and the compounding pharmacy prepares these customized formulations upon receipt of a physician prescription for an individual patient. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate via the compounding process drugs that have been approved by the U.S. Food & Drug Association (FDA) to meet a patient’s specific medical needs.

Pharmacy Creations and Park, our wholly owned pharmacies accredited by the Pharmacy Compounding Accreditation Board (PCAB), make, dispense and sell our proprietary ophthalmology and urology formulations. Our pharmacies also dispense prescriptions for complementary compounded formulations within the ophthalmology and urology therapeutic areas, as well as other non-proprietary compounded formulations in other therapeutic areas for an individually identified patient. We intend to leverage our marketing and sales of proprietary compounded formulations to provide us competitive advantages with respect to sales of certain non-proprietary products and compounded formulations. For example, our brand recognition and know-how allows us to market and sell non-proprietary formulations in the ophthalmology and urology markets, on which our sales efforts have been focused, and also in other areas, such as oncology, hormone replacement, autism, and other therapeutic markets. During 2015, we plan to expand our marketing and sales efforts of these non-proprietary products through our pharmacy businesses. Pharmacy Creations, our New Jersey-based pharmacy that we acquired in April 2014, and Park, our California-based pharmacy that we acquired in January 2015, are collectively licensed to distribute compounded formulations in 40 states. We are in the process of expanding our prescription fulfillment and distribution capabilities, with the goal of owning or otherwise having access to multiple facilities licensed in each of the 50 states in the United States. We intend to achieve this goal by expanding the operations of our current pharmacies, acquiring or building additional pharmacies and developing a broader network of Company-owned and third-party-owned compounding pharmacies to which we would have access. We are in the process of developing “ImprimisRx” as a uniform brand for our drug fulfillment facilities and operations, which we intend to launch in 2015. We operate our current pharmacy business under the regulatory framework described in the Drug Quality and Security Act (DQSA) of 2013, Section 503A of the Federal Food Drug and Cosmetic Act (FDCA) and applicable state pharmacy laws.

Outsourcing Facilities

The DQSA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility,” a new entity governed by Section 503B of the FDCA. Outsourcing facilities must comply with certain requirements under Section 503B, including satisfying current good manufacturing practice (cGMP) standards, and are permitted to compound large quantities of drug formulations if the drug formulations appear on the FDA’s drug shortage list or the component bulk drug substances appear on a “clinical need” list to be established by the FDA. Outsourcing facilities may prepare drug formulations in advance of a prescription and distribute formulations across state lines without limitation. In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build an outsourcing facility, which we expect to be completed in the fourth quarter of 2015 and will replace our current New Jersey based pharmacy facility.

Development and Commercialization Pathway

Our model for the selection and development of proprietary formulations focuses on assessing new development opportunities using a four-step proprietary process, which includes the identification, evaluation, validation, and ultimately commercialization of selected opportunities. Our relationships with inventive physicians and pharmacists provide us with access to numerous formulation candidates and technologies to evaluate and validate. These compounded drug formulations are initially made for individual patients and are developed based on the physician’s and pharmacist’s experience formulating a new therapy to address an unmet need. As a result of our review process, we focus our commercialization efforts on a select group of promising formulations that we believe may be patentable and that could have broad appeal to patients and physicians.

Identify

Our innovation model, which serves as our research and development pipeline, relies on our relationships and partnerships with inventors to identify and secure new development assets. We are strategically attentive to the ideas generated by pharmacists dealing directly with doctors and their patients to address specific and often unmet patient needs in our identification of formulations to develop and commercialize. We believe that going forward, our growing group of collaborative relationships with physicians and pharmacists will bring additional clinically and commercially relevant formulation opportunities to our Company for potential development.

Evaluate

After we have identified potential formulations and technology for development, we subject them to our proprietary evaluation process. We invest heavily in intellectual property review and analysis at this stage, which includes analyzing the patentability of each formulation and, more generally, trying to understand the surrounding intellectual property landscape. We also evaluate any existing supportive clinical data, identify one or more appropriate commercialization pathways to make the therapy available to patients and, for selected candidates, ultimately seek to acquire development rights through ownership or licensing of promising formulations.

Validate

Following the identification and evaluation process and our acquisition of development rights, we seek to validate and support potential drug formulations through our review of existing clinical data and documented patient experience and through our support of investigator-initiated studies, which are typically funded by us and conducted by leading physician groups. Any clinical data we obtain may be used to support clinical confidence for physicians prescribing the formulation in compounded form or, if we decide to pursue FDA approval for a particular candidate, to support a development program in connection with the pursuit of such approval. The costs associated with our validation approach may be significantly lower than a traditional FDA approval process because, to the extent we consider and select a commercialization pathway as a compounded formulation, our approach would not require FDA approval for the marketing and sale of the formulation.

Commercialize

Following successful results in the first three steps of our assessment, we focus on commercialization. As part of the development of potential formulations, we evaluate and select an appropriate commercialization pathway to make these therapies available to patients. We consider multiple commercialization pathways, including dispensing formulations through compounding pharmacies and other prescription dispensing facilities pursuant to a prescription for an individually identified patient and pursuing FDA approval to market and sell a drug formulation or technology. We are pursuing, and expect to continue to pursue, a compounding commercialization strategy for our currently available proprietary formulations and the other assets that we currently own or have rights to and that we may develop in the future, and we do not presently expect to pursue FDA approval for any of these formulations or other assets. For any non-drug assets we consider, such as drug-delivery vehicles, we may choose to seek partnerships with wholesalers in order to make these technologies available to pharmacies. Depending on the selected commercialization pathway, we would build, or contract with a third party to build, appropriately targeted commercialization teams in order to make the therapies available to physicians and patients.

Historical Impracor Program

Historically, our business focused on developing, obtaining FDA approval for, and commercializing our former topical pain management product candidate Impracor. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues, in November 2013 we announced our discontinuation of the proposed Phase 3 clinical trial for Impracor. We do not expect to resume a Phase 3 clinical trial for Impracor or otherwise invest in the commercial development of this asset.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA, are required to be manufactured in facilities compliant with cGMP standards, and are permitted to be manufactured, produced and distributed in large bulk quantities. Although we prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA and, as a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, formulations compounded in accordance with FDCA Section 503A must be prepared and dispensed in connection with a physician prescription for an individually identified patient and cannot be prepared in significant quantities without or in advance of such a prescription or manufactured and distributed by wholesalers in bulk quantities. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

In addition to product safety and efficacy considerations, other competitive factors in the pharmacy and pharmaceutical markets include product quality and price, reputation, service and access to scientific and technical information. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop those innovations into products and market these products effectively. Developments by our competitors could make our formulations or technologies uncompetitive or obsolete. In addition, because we are significantly smaller than our primary competitors, we may lack the financial and other resources and experience needed to identify and acquire rights to, develop, produce, distribute, market and commercialize any of the formulations we seek to make available or compete for market share in these sectors.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a comprehensive analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. As of December 31, 2014, we owned one issued U.S. patent and one issued Canadian patent, which cover certain technology related to our former product candidate Impracor. Our existing patents expire in 2016 in the U.S. and 2018 in Canada, and we do not expect the life of these patents to be extended beyond these dates. In addition, as of March 2, 2015, we owned 12 U.S. patent applications, including nine utility and three provisional patent applications, and we owned five international patent applications filed under the Patent Cooperation Treaty. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future. In addition, as of March 2, 2015, we have acquired rights under one U.S. patent and U.S. patent application pursuant to our current in-license agreements. As of March 2, 2015, we had 12 pending U.S. trademark applications, including applications for Imprimis, Imprimis Pharmaceuticals, ImprimisRx, SSP Technology, Go Dropless, LessDrops, Dropless Cataract Surgery, Dropless Cataract Therapy, Dropless Therapy, Say Goodbye, Defeat IC and Accudel. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future.

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act (ACA); statutes and regulations of the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell.

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

Furthermore, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a standard Memorandum of Understanding (MOU) with each state setting forth limits on interstate compounding. The FDA has stated in guidance issued in February 2015 that it will not enforce interstate restrictions until after it publishes a final standard MOU and has made it available to the states for signature for some designated period of time. The FDA has proposed a 180-day period for states to agree to the standard MOU after the final version is presented to states. Until a final MOU is issued and presented to the states to consider whether to sign, the extent of such interstate dispensing restrictions imposed by Section 503A is unknown. If the final standard MOU is not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% total prescription orders dispensed or distributed by such pharmacy. The current draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. If the final standard MOU contains a 30% limit on interstate distribution, or if the FDA applies the 5% limit in Section 503A because a state refuses to sign the MOU, then those limitations would have an adverse effect on the interstate dispensing or distribution of compounded drug products by Pharmacy Creations or Park. To the extent that any of the foregoing laws or regulations restrict interstate shipping by Pharmacy Creations or Park, they could have an adverse effect on our operations.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The DQSA clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient, and Section 503A limits the distribution of compounded drug products outside of the state in which the pharmacy is located, as described in the previous paragraph. 503A also provides certain requirements for compounding from bulk substances and prohibits compounding of products that have been withdrawn from the market for reasons of safety or efficacy and products that are demonstrably difficult to compound.

The DQSA also contained a new Section 503B of the FDCA. Section 503B provides that a facility engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility,” a new entity permitted to compound large quantities of drug formulations without a prescription if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in a formulation appear on a “clinical need” list to be established by the FDA, as well as distribute these formulations out of state without limitation. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection. Currently, we operate our pharmacy business under Section 503A and applicable state pharmacy laws. However, in February 2015, entered into a lease agreement and began construction efforts for an outsourcing facility in New Jersey. We expect construction efforts to be completed during the fourth quarter of 2015. The FDA has issued final guidance addressing key aspects of Section 503A, and has requested comments with respect to key aspects of Section 503B of the FDCA. The scope of the regulations and guidance ultimately adopted by the FDA could have a significant impact on our business.

On February 13, 2015, the FDA released new draft documents and guidance related to compounding of human drugs, in particular areas concerning certain provisions described in the DQSA. Among other things within the February 2015 guidance, the FDA describes that, in the event a facility is registered as an outsourcing facility, all of the facility’s compounded drugs must be compounded in accordance with Section 503B, and to cGMP requirements.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization of, access to and transmission of electronic protected health information. In 2009, the Health Information for Economic and Clinical Health Act modified certain provisions of HIPAA to strengthen its privacy and security provisions. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information that is not health-related. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of personal health and non-health information. Many of these laws apply to our business.

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations and we have begun hiring public and private payor billers in anticipation of the potential reimbursement opportunities for certain formulations. However, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the Health Reform Law), will result in sweeping changes to the existing U.S. system for the delivery and financing of health care and may have a considerable impact on our business. As a result, we may be unable to satisfy the requirements of Medicare, Medicaid or other third-party payors and we may never be able to obtain reimbursement from such payors for any of our formulations. To the extent we obtain third-party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

FDA New Drug Application Process

We may choose to pursue FDA approval to market and sell one or more of our formulations through the FDA’s new drug application (NDA) process. Since the active pharmaceutical ingredients in all of our formulations have already been approved by the FDA, we could choose to pursue FDA approval of one or more of our formulations under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may also require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be performed for the new product and included in the NDA.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies, to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, fines and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses can be common in some medical specialties, as physicians may believe that such off-label uses are the best treatment for certain patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

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

Environmental and Other Matters

We are or may become subject to environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research and use of our formulations. In addition, we are subject to work safety and labor laws that govern certain of our operations and our employee relations. In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, licenses or permits, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of intellectual property acquired during the fiscal year ended December 31, 2013 and researcher and investigator-initiated evaluations and research conducted during the fiscal year ended December 31, 2014 related to our ophthalmic formulations and certain other assets.

During the year ended December 31, 2013, we incurred $1,616,082 in research and development expenses, as compared to $236,660 during the year ended December 31, 2014. Research and development activities decreased during the 2014 fiscal year as a result of our shift in business strategy away from our Impracor Phase 3 development program.

Employees

As of March 2, 2015, we employed 64 employees, of which 56 are full-time employees and 8 are part-time employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis.

Company Information

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. in order to conduct mineral exploration activities. We changed our name to Transdel Pharmaceuticals, Inc. on September 11, 2007. In September 2007, we closed a merger transaction with Transdel Pharmaceuticals Holdings, Inc., upon completion of which we began our operations as a pharmaceutical company.

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

On April 1, 2014 and January 1, 2015, we completed our acquisitions of all of the outstanding capital stock of Pharmacy Creations and Park, respectively.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol IMMY. Our executive offices are located at 12264 El Camino Real, Suite 350, San Diego, California 92130 and our telephone number at such office is (858) 704-4040. Our website address is imprimispharma.com. Information contained on our website is not deemed part of this Annual Report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

We have incurred losses in every year of our operations, and we may never become profitable.

We have incurred losses in every year of our operations, including net losses of $(10,118,103) and $(7,643,124) for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, our accumulated deficit was $(41,865,495). On June 26, 2011, we suspended our operations and filed the Chapter 11 Case in the Bankruptcy Court. On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case, we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities and research and development. Although we have been generating revenue from our pharmacy operations following the closing of our acquisitions of Pharmacy Creations on April 1, 2014 and Park on January 1, 2015, our ability to generate significant revenues and achieve profitability will depend on a number of factors, including our ability, alone or with others, to identify promising development opportunities and select appropriate commercialization strategies, develop and commercialize our proprietary compounded formulations, interest physicians and health care organizations in our proprietary formulations, successfully market and sell these formulations, integrate and operate Pharmacy Creations, Park and any other pharmacies or outsourcing facilities we may build or acquire in the future, establish a network of pharmacies with a broad geographic footprint, and comply with federal and state laws related to pharmaceutical compounding and, if applicable, FDA regulations for any formulations for which we pursue FDA approval, as well as the other risk factors described in this Item 1A, many of which are outside of our direct control. Our ultimate success will depend on many factors, including factors outside of our control. These activities are costly and susceptible to failure, and we may never be able to achieve or sustain market acceptance of any of our proprietary formulations or generate sufficient revenue to support our business from our pharmacy operations, or reach the level of sales and revenues necessary to achieve and sustain profitability.

We aim to sell certain of our proprietary formulations primarily through a network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. On April 1, 2014, we completed the acquisition of Pharmacy Creations, a New Jersey-based compounding pharmacy, and on January 1, 2015, we completed the acquisition of Park, a California-based compounding pharmacy, through which we have rights to dispense formulations in 40 states. Additionally, in February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build an outsourcing facility, which we expect to be completed during the fourth quarter of 2015. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with these pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to further develop this compounding pharmacy network, but we may experience difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of Pharmacy Creations, Park or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand out pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our operations. Our business could materially suffer if we are unable to further develop this pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently expect to distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficacy of our formulations for any particular indication. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations, particularly when an FDA-approved alternative is available. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary customizable compounded formulations could include the following, among others: we are limited in our ability to discuss the efficacy or safety of our formulations with potential purchasers of our formulations to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

We may not receive sufficient revenue through Pharmacy Creations and Park or other compounding pharmacies we may acquire or develop or with which we may partner to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities. We are in the process of establishing an internal sales force to pursue marketing and sales of our proprietary and other formulations in the states in which Pharmacy Creations and Park are authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach, including our plans to open our own outsourcing facility in New Jersey, which is currently under construction that we expect to be completed in the fourth quarter of 2015. Our Company has limited experience operating pharmacies and commercializing compounded formulations and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have obtained FDA approval, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication, and we will be subject to regulatory limitations with respect to the information we can provide regarding the safety and efficacy of our formulations even if such data is available. As a result, physicians may not be interested in prescribing our formulations to their patients, and we may not generate significant revenue from sales of our proprietary formulations and other products. In addition, we are substantially dependent on Pharmacy Creations, Park, any other pharmacies or prescription dispensing facilities we acquire or develop and any pharmacy partners with which we may contract to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to acquire, build or enter into agreements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacies or pharmacy partners are unable to fill, our business would suffer.

Our business is significantly impacted by state and federal statutes and regulations.

All of our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval of a compounded formulation is not required in order to market and sell the compounded formulations, although in select instances we may choose to pursue FDA approval to market and sell certain potential product candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding in advance of receiving a patient-specific prescription, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, prohibitions on compounding drug products for office use without a prescription for an individually identified patient, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

Our pharmacy business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure, registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; state and federal controlled substance laws; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

If Pharmacy Creations, Park or any other pharmacy or outsourcing facility we acquire or build or with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. For example, on May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to conduct four additional mandatory third-party inspections by August 2015. Completing these additional third-party inspections will involve significant additional costs to us and will distract management and Pharmacy Creations employees from other aspects of our business. This consent order is not a disciplinary action or sanction or an admission of liability on the part of the pharmacy, and we believe that Pharmacy Creations is in material compliance with applicable regulatory requirements. However, if Pharmacy Creations or Park fails to comply with such requirements, it could be forced to permanently or temporarily cease or limit its sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines, loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss or limitation of Pharmacy Creation’s or Park’s ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

Many of the states into which Pharmacy Creations and Park deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. Further, under federal law Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a MOU with each state setting forth limits on interstate compounding. In February 2015, the FDA presented a draft MOU that, if adopted, and signed by states would limit the amount of interstate units dispensed from a compounding pharmacy to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. This MOU, if adopted and signed by states, and any other state laws or requirements that may be enacted that prohibit or restrict the interstate operations of pharmacies could involve significant additional costs to us in order to sell compounded formulations in certain states and could have an adverse effect on our operations.

There are many competitive risks related to the marketing and sale of our proprietary formulations and operating a compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by USP <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA and, as a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under state and federal laws applicable to compounding pharmacies, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. As a result, our business may not be scalable on the scope available to our competitors with FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success, if any, will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing the products, which may require that we seek to raise additional funds to continue our operations that may or may not be available. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors that may limit the success of our proprietary formulations include the size of the market for such products, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of our formulations and services relative to these alternative products, the availability of third-party reimbursement and the success of our sales and marketing efforts. If our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities or reputational harm.

The success of our business, including our proprietary formulations and pharmacy operations, is highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. For instance, to the extent any of the components of approved drugs or other ingredients used by Pharmacy Creations and Park to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business.

To assure compliance with USP guidelines, we have implemented a policy whereby 100% of all sterile compound batches produced by Pharmacy Creations and Park are tested both in-house and externally by an independent, FDA registered laboratory that we understand based on the laboratory’s representations operates in compliance with current good laboratory practices prior to their delivery to patients and physicians. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients were harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by Pharmacy Creations, Park, or any other acquired or developed pharmacy or pharmacy partner, our reputation may suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we may become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

Although we have secured product and professional liability insurance for our pharmacy operations and the marketing and sale of our formulations, our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

Currently, Pharmacy Creations and Park operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Additionally, even if we were to pursue and obtain FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, it may not be sufficient to allow us to sell the products on a competitive basis. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our Pharmacy Creations and Park operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, including our discontinuation of our historical Impracor program in November 2013, and our acquisitions of Pharmacy Creations, Park and product development opportunities. We have limited experience operating a pharmacy and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. Additionally, our operating expenses may fluctuate significantly as a result of a variety of factors, including those discussed in this Item 1A, some of which are outside of our direct control. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

Historically we have relied on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We expect our acquisition of Pharmacy Creations and Park to provide us with limited research and development support and access to additional novel compounded formulations. However, we have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional opportunities. In 2013, we entered into three asset purchase agreements for development opportunities as a result of referrals from Professional Compounding Centers of America (PCCA) pursuant to our strategic alliance agreement with PCCA. Although the term of the strategic alliance agreement currently extends until February 18, 2016 and automatically extends for successive one year periods unless either party provides notice of non-renewal, we do not expect to obtain additional referrals and development opportunities through PCCA. In October 2014, we entered into a license agreement with Urigen that provides us with, in exchange for certain royalty and diligence obligations, development and commercialization rights in the U.S. with respect to HLA for the prevention and treatment of lower urinary tract disorders. We may seek to enter into similar arrangements with other third parties and for other formulations in the future, but only if we are able to identify attractive formulations and negotiate agreements with their owners on terms acceptable to us, which we may not be able to do. If we are unable to utilize Pharmacy Creations, Park and our current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business and acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do.

Our pharmacist, physician and research consultants and advisors also provide us with significant assistance in our evaluation of product development opportunities. These third parties generally engage in other business activities and may not devote sufficient time and attention to our research and development activities. If these third parties were to terminate their relationships with us, we may be unable to find other, equally qualified consultants and advisors on commercially reasonable terms or at all, and we may have significant difficulty evaluating potential opportunities and developing and commercializing existing or any new product candidates. As a result, we face financial and operational risks and uncertainties in connection with any future product or technology acquisitions, and those we do complete may not be beneficial to us in the long term.

We may be unable to successfully develop and commercialize our proprietary formulations or any other assets we may acquire.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we will acquire rights in the future. We have entered into three asset purchase agreements for assets related to compoundable formulations and one license agreement for rights to commercialize a compounding formulation since May 2013. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. There are numerous difficulties and risks inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified in this Item 1A.

Once we determine to pursue a potential product candidate, we develop a commercialization strategy for the product candidate. These commercialization strategies could include, among others, marketing and selling the formulation in compounded form through compounding pharmacies, or pursuing FDA approval of the product candidate. We may incorrectly assess the risks and benefits of our commercialization options with respect to one or more formulations or technologies, and we may not pursue a successful commercialization strategy. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We may participate in strategic transactions that could impact our liquidity, increase our expenses and distract our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur charges specific to the transaction and not incident to our operations, may increase our near and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, technologies or businesses.

As part of our efforts to complete any significant transaction, we would need to expend significant resources to conduct business, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we may not realize the expected benefits of any such transaction, whether due to unidentified risks, integration difficulties, regulatory setbacks or other events, and we may incur material liabilities for the past activities of acquired businesses. If any of these events were to occur, we could be subject to significant costs and damage to our reputation and our business, results of operations and financial condition could be adversely affected.

We may need additional capital in order to continue operating our business, and such additional funds may not be available when needed, on acceptable terms, or at all.

We only recently started generating cash from operations, but do not yet receive significant revenues from these operations. Although we believe we have sufficient cash reserves to operate our business for at least the next 12 months, we will need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve one-time expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We have raised $21.5 million in funds through equity financings since April 2012. We may seek to obtain additional capital through additional equity or debt financings, funding from corporate partnerships or licensing arrangements, sales or assets or other financing transactions. If additional capital is not available when necessary and on acceptable terms, we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan or we may be forced to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial or operational covenants with which we must comply. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We have started to build an internal sales and marketing infrastructure to implement our business plan with the development of internal sales teams and education campaigns to market our proprietary ophthalmology and urology formulations. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage third parties to provide sales and marketing services for us, either in place of or to supplement our internal commercialization infrastructure. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. Further, any third-party organizations we may seek to engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services, we may be unable to sell our formulations or services or generate revenue.

Our business and operations would suffer in the event of cybersecurity and other system failures.

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such cybersecurity or system failure, accident or breach to date, if such an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our pharmacy operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, further development of our proprietary formulations could be delayed, and our pharmacies could be disrupted, subject to restriction or forced to terminate their operations, any of which could severely harm our business and prospects.

We may be unable to demonstrate the safety and efficacy or obtain FDA regulatory approval to market and sell any product candidates for which we seek FDA approval.

Although our current business strategy is focused on developing and commercializing product opportunities as compounded formulations, we may choose to seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. If we choose to pursue FDA approval for one or more product candidates, the FDA or other regulatory agencies may not approve the product candidate on a timely basis or at all. Before we could obtain FDA approval for the sale of any of our potential product candidates, we would be required to demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and efficacy of our potential product candidates. Even promising results from preclinical and early clinical studies do not accurately predict positive results in later, large-scale trials. A failure to demonstrate safety and efficacy of a product candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could limit revenues, and we would be subject to extensive and costly post-approval requirements and oversight with respect to our commercialization of the product candidate.

Delays in the conduct or completion of, or the termination of, any clinical and non-clinical trials for any product candidates for which we seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years and may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan with respect to any product candidate for which we seek FDA approval. For example, we experienced significant difficulties and delays with respect to initiating our now-terminated former Phase 3 trial for Impracor. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached with clinical research organizations (CROs) to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be limited or eliminated, which may prevent us from recouping our investment on research and development efforts for the product candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

We are dependent on third parties to conduct clinical trials and non-clinical studies of our formulations.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our non-clinical research activities or any clinical programs we may pursue in the future. We have engaged, and expect to continue to engage consultants, advisors, CROs and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our products. In addition, we have in the past provided and expect to continue to provide grants to physicians and other healthcare organizations to support investigator-initiated studies of our proprietary formulations. We generally have only very limited contractual rights in connection with the conduct of any such studies. In addition, if we were to participate in clinical trials conducted under an approved investigator-sponsored NDA, correspondence and communication with the FDA pertaining to these trials would strictly be between the investigator and the FDA. The communication and information provided by the investigator may not be appropriate and accurate, which could result in reviews, audits, delays or clinical holds by the FDA that affect the timelines for these studies and potentially risk the completion of these trials. As a result, many important aspects of any studies of our proprietary formulations and clinical or non-clinical trials for any drug candidates we determine to pursue are not in our direct control.

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

Even if we successfully develop any product candidate into an FDA-approved drug, failure to comply with continuing federal and state regulations could result in the loss of approvals to market the drug.

Even if we successfully develop any product candidate into an FDA-approved drug, we would be subject to extensive continuing regulatory requirements and review, including review of adverse drug experiences and clinical results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we would use to produce any such drug preparations would be subject to periodic review and inspection by the FDA, and we would be reliant on these third parties to maintain their manufacturing processes in compliance with FDA and all other applicable regulatory requirements. Any changes to a product that may have achieved approval, including the way it is manufactured or promoted, would often require FDA approval before the product, as modified, could be marketed. In addition, we and our contract manufacturers would be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers failed to comply with these or any other applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of our contract manufacturers, seize or detain products or require a product recall.

Regulatory review also covers a company’s activities in the promotion of its FDA-approved drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We are also required to submit information on our open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

We are not pursuing further development of Impracor, our historical product candidate, and we do not expect to receive any revenue from Impracor.

Historically, our business was focused on developing and commercializing our product candidate Impracor under the regulatory pathway provided by Section 505(b)(2) of the FDCA. In August 2013, our contract manufacturer for the materials to be used in a proposed Phase 3 clinical trial of Impracor notified us that such materials had demonstrated out of specification and decreasing stability test results, which we believe could likely have resulted in the materials being unusable for the duration of the trial. After considering the totality of circumstances surrounding Impracor, including these unexpected manufacturing and formulation issues, other strategic and competitive considerations related to the Impracor program, the optimal use of our capital and other resources and other potential commercialization opportunities, we have discontinued the previously planned Phase 3 trial for Impracor and terminated all development programs for Impracor. We do not expect we will identify or pursue a successful commercialization pathway for Impracor. Even if we were to pursue commercialization of Impracor or sell compounded formulations utilizing the Impracor technology through our pharmacy operations, we would not expect to achieve sales and revenues necessary to recover our historical costs associated with the Impracor development program.

If we are unable to protect our proprietary rights, we may not be able to prevent others from using our intellectual property, which may reduce the competitiveness and value of the related assets.

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or proprietary rights held by third parties if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of March 2, 2015, we owned 12 U.S. patent applications, including nine utility and three provisional patent applications, and we owned five international patent applications filed under the Patent Cooperation Treaty. However, the applications we have filed or may file may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents for our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments in patents or other appropriate intellectual property protection in not obtained and their competitiveness and value decreases.

The patent and intellectual property positions of pharmacies and pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or to which we have acquired rights, our contract manufacturing organizations or our other service providers. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our proprietary formulations throughout the world is extremely expensive. While we have filed five international patent applications under the Patent Cooperation Treaty, we do not currently have patent protection outside of the U.S. that covers any of our proprietary formulations or other assets that we are currently pursuing. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. These products may compete with ours and may not be covered by any of our patent claims or other intellectual property rights.

Even if we were to file international patent applications for any of our current or future proprietary formulations and patents were issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a party from infringing any of our intellectual property rights. Even if we have patents issued in these jurisdictions, our patent rights may not be sufficient to prevent generic competition or unauthorized use. Moreover, attempting to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Our proprietary formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of our proprietary formulations and use of our technologies may infringe on the patent rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any such actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability, be forced to alter our products or cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all.

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

We terminated all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have developed a new business model and have focused on rebuilding our management, pharmacy, research and development, sales and marketing and other personnel in order to pursue this business model. However, because of our history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

We depend upon consultants and outside contractors for key aspects of our business.

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business, including our research and development activities. Our agreements with our consultants typically provide that the consultant may terminate the agreement with advanced notice to us. If any of our consultants terminates their engagement with us, or we are unable to engage highly qualified replacements as necessary for our business, we may be unable to successfully execute our business plan. We must effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and service providers on commercially reasonable terms, or at all.

Changes in the healthcare industry that are beyond our control may have an adverse impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Such changes could include changes to make the government’s Medicare and Medicaid reimbursement programs more restrictive, which could limit or curtail the potential for our proprietary formulations to obtain eligibility for reimbursement from such payors, or changes to expand the reach of HIPAA or other health privacy laws, which could make compliance with these laws more costly and burdensome. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and conceivably could have a material effect on our business, although the details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies. It is impossible to predict the final requirements of the Health Reform Law, any other changes to laws and regulations affecting the healthcare industry, or the net effect of these requirements or changes on our business, operations or financial performance.

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions, and sales of common stock by these stockholders from time to time could have an adverse effect on our stock price.

Our executive officers and directors own or have the right to acquire within 60 days after March 10, 2015, in the aggregate, approximately 17% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders own, or have the right to acquire within 60 days after March 10, 2015, an additional approximately 41% of our common stock that would be outstanding following such issuances. The sale of even a portion of these shares, or the perception that such sales may occur, would likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014. However, our controls over financial processes and reporting may not continue to be effective, or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	changes in the pharmacy and pharmaceutical industry and markets;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	new competitors in our market;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock by us or by stockholders;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any material strategic relationships;

●	industry or regulatory developments;

●	economic and other external factors; and

●	the other risk factors affecting our business discussed in this Item 1A.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it would likely have rights, preferences and privileges superior to those of our common stock.

We are authorized to issue 5,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Following the conversion of our Series A Preferred Stock on June 29, 2012, we have no shares of preferred stock issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series and to fix the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for any series of our preferred stock. We have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution to the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company.

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

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) upon expiration of any lock-up periods applicable to outstanding shares, or upon our issuance of shares upon the exercise of outstanding options or warrants, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 7,565 square feet of office space in San Diego, California, the current lease term for which expires on October 31, 2018. This facility serves as our corporate headquarters.

We lease approximately 8,602 square feet of lab, warehouse and office space in Roxbury, New Jersey, the current lease term for which expires on July 31, 2022. This facility is currently under construction to serve as an outsourcing facility and pharmacy and will replace our current New Jersey based pharmacy facility.

We lease approximately 4,500 square feet of lab and office space in Irvine, California, the current lease term for which expires on December 31, 2020. This facility is our California-based pharmacy.

We lease approximately 3,137 square feet of lab and office space in Randolph, New Jersey, the current lease term for which expires on December 31, 2015. This facility is our current New Jersey-based pharmacy.

We lease approximately 3,784 square feet of office space in San Diego, California, the current lease term for which expires on September 30, 2016. This space previously served as our corporate headquarters and is currently being subleased through the lease term.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information

Our common stock began trading on The NASDAQ Capital Market on February 8, 2013 under the symbol “IMMY”. Prior to that, our common stock was quoted for trading on several different over-the-counter quotation systems, including the OTC Marketplace QB tier, where it was quoted from February 24, 2012 until February 7, 2013.

The following table sets forth (i) the high and low last-bid prices for our common stock for the periods indicated prior to February 8, 2013, as reported by the OTC Marketplace QB tier, and (ii) the high and low sale prices for our common stock as reported by The NASDAQ Capital Market for the periods indicated commencing on February 8, 2013. The liquidity of our shares when quoted on the OTC Marketplace QB tier was extremely limited, and the quotations during those periods reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2013	High	Low
First Quarter	$9.75	$4.60
Second Quarter	$10.00	$5.57
Third Quarter	$8.59	$4.50
Fourth Quarter	$4.95	$3.01

Fiscal Year 2014	High	Low
First Quarter	$9.62	$3.30
Second Quarter	$8.56	$4.71
Third Quarter	$8.50	$5.65
Fourth Quarter	$9.24	$6.72

Holders

As of March 5, 2015 there were approximately 133 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2014, we issued 4,000 restricted shares of common stock, valued at $29,160, to a consultant in consideration for consulting services provided. The common stock was sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof in reliance upon the following facts: the shares were issued to one consultant who represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; we did not use general solicitation or advertising to market the securities; and the shares were issued as restricted securities.

In November and December 2014, we issued an aggregate of 3,774 shares of common stock upon the exercise of warrants to purchase 9,363 shares of common stock, some of which were exercised for cash for gross proceeds of $373 and others of which were exercised pursuant to cashless exercise provisions. Certain of the warrants were issued in April 2012 as part of a private placement of securities, and certain of the warrants were issued in February and March 2013 to the lead underwriter for a registered public offering of our common stock. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act. The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof in reliance upon the following facts: we did not use general solicitation or advertising to market the securities; each warrant holder represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities were issued as restricted securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes contained in this annual report on Form 10-K (Annual Report). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including but not limited to the risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report.

Unless otherwise stated, all information regarding share amounts of common stock and prices per share of common stock described in this Annual Report reflect the reverse stock splits of our authorized, issued and outstanding common stock effected on February 28, 2012 and February 7, 2013. As used in this discussion and analysis, unless indicated or the context requires otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

We are a pharmaceutical company focused on developing and commercializing innovative and high quality proprietary compounded drug therapies and making these therapies available to physicians and patients at accessible prices. We own, market and sell a portfolio of proprietary combination formulations in ophthalmology and urology that we believe may offer competitive advantages and serve unmet needs in the marketplace. Our ophthalmology formulation portfolio, led by our Dropless Therapy™ and LessDrops™ formulations, serves the multi-billion dollar eye drop market and is designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. Our recently launched urology business, headed by our Defeat IC™ campaign, currently includes a patented compounded formulation for patients suffering from interstitial cystitis. We are also developing additional complementary proprietary compounded formulations to add to our ophthalmology and urology formulation portfolios. We make, dispense and sell our proprietary compounded formulations, as well as other non-proprietary products, through our compounding pharmacies Pharmacy Creations, LLC (Pharmacy Creations) and South Coast Specialty Compounding, Inc. D/B/A Park Compounding (Park).

All of our proprietary compounded formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe customized medicines for individual patient needs. Working collaboratively with these inventors, we identify and evaluate intellectual property related to these drug formulations, assess relevant markets, and seek to validate the clinical experience of a development candidate with the objective of investing in commercialization activities. We believe our model allows us to meet the realities of the current health care economy by offering quality pharmaceutical innovation at accessible prices.

We have incurred recurring operating losses, and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $41.9 million at December 31, 2014. Beginning on April 1, 2014, we began generating revenue from sales of certain of our proprietary ophthalmic drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

Compounded Proprietary Formulations

Ophthalmic Formulations

Our currently commercially available ophthalmic formulations include the following, marketed under our Dropless Therapy and LessDrops campaigns:

●	Tri-Moxi, a compounded formulation that is a combination of triamcinolone acetonide and moxifloxacin hydrochloride, used as an injection during ocular surgery and as an eye drop pre- and post-ocular surgery

●	Tri-Moxi-Vanc, a compounded formulation that is a combination of triamcinolone acetonide, moxifloxacin hydrochloride and vancomycin, used as an injection during ocular surgery

●	Pred-Moxi, a compounded formulation that is a combination of prednisolone and moxifloxacin hydrochloride, used as an eye drop pre- and post-ocular surgery

Our Dropless Therapy compounded formulations include Tri-Moxi and Tri-Moxi-Vanc used as an injectable during ocular surgery, which ophthalmologists have reported has substantially reduced or in most cases, eliminated the need for patient-administered eye drops following ocular surgeries they have performed. Since the launch of our associated Go Dropless™ educational campaign in April 2014, more than 240 ophthalmologists have started to use our Dropless Therapy compounded formulations, and since their inception, Dropless Therapy compounded formulations have been used in over 50,000 ocular surgeries, primarily cataract surgeries. In the future, we aim for our Dropless Therapy to be initiated at additional high volume cataract surgery practices, hospitals and large ambulatory surgery centers throughout the U.S.

Our Pred-Moxi and Tri-Moxi topical compounded formulations, branded as LessDrops, were introduced during the first quarter of 2015 as combination compounded eye drops for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), cataract and other ocular surgeries. We estimate that our LessDrops compounded formulations can require up to 50% fewer drops to be administered by patients post-surgery and may cost up to 75% less than other currently available post-surgery drops regimens. We plan to continue to add to our portfolio of LessDrops topical compounded formulations and deliver additional eye drop choices for our customers.

We have also acquired intellectual property related to lyophilized (or freeze-dried), preservative-free, sulfite-free epinephrine, phenylephrine and lidocaine, commonly used as mydriatic (pupil dilation) compounded formulations that use various combinations of these ingredients. We have made and expect to increase sales of multiple ophthalmic compounded formulations per patient or case in one or more kits. For example, we may sell a compounded formulation of injectable Tri-Moxi along with a mydriatic compounded formulation for the same individually identified patient, and also include additional non-proprietary ophthalmic compounded formulations, all as a part of a kit.

Urologic Formulations

Our currently commercially available urologic compounded formulation consists of a patented formulation of heparin and alkalinized lidocaine (HLA or Hep-Lido-A), to which we acquired development and commercialization rights in 2014. HLA is delivered directly to the bladder for the treatment of interstitial cystitis (IC), also known as painful bladder syndrome. Since the HLA formulation first became available as a compounded drug in 2011, there have been an estimated 140,000 HLA instillation procedures completed in the U.S. During the first quarter of 2015, we commercially launched our HLA compounded formulation and introduced Defeat IC, our national education campaign designed to increase awareness among medical practitioners about IC and our HLA treatment option.

We have also acquired intellectual property related to an injectable compounded formulation comprised of pentoxifylline for the treatment of certain fibrotic conditions, including Peyronie’s Disease (PD). A researcher-initiated study using our patent-pending pentoxifylline compounded formulation for the treatment of PD was initiated in 2014, and we may commercially launch this compounded formulation following the completion of the research and release of its results, which is expected in 2015.

Compounding Pharmacies and Outsourcing Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Compounding pharmacies work with physicians to develop customized medications for individually identified patients, and the compounding pharmacy prepares these customized formulations upon receipt of a physician prescription for an individual patient. Pharmacy Creations and Park, our wholly owned pharmacies accredited by the Pharmacy Compounding Accreditation Board (PCAB), make, dispense and sell our proprietary ophthalmology and urology compounded formulations, complementary compounded formulations within the ophthalmology and urology therapeutic areas, and other non-proprietary compounded formulations in other therapeutic areas. Our pharmacies are collectively licensed to distribute compounded formulations in 40 states. In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build an outsourcing facility, which will be required to comply with certain additional requirements, including adherence to current good manufacturing practices (cGMP), and will be permitted to compound large quantities of certain drug formulations without a prescription and distribute these formulations out of state without limitation. We expect construction efforts for our New Jersey-based outsourcing facility to be completed in the fourth quarter of 2015. We are also in the process of developing “ImprimisRx” as a uniform brand for our drug fulfillment facilities, pharmacies and operations, which we intend to launch in 2015. We operate our pharmacy business under the regulatory framework described in the Drug Quality and Security Act (DQSA) of 2013, the Federal Food Drug and Cosmetic Act (FDCA) and applicable state pharmacy laws.

Historical Impracor Program

Historically, our business focused on developing, obtaining approval from the U.S. Food and Drug Administration (FDA) for, and commercializing our former topical pain management product candidate Impracor. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues, in November 2013 we announced our discontinuation of the proposed Phase 3 clinical trial for Impracor. We do not expect to resume a Phase 3 clinical trial for Impracor or otherwise invest in the commercial development of this asset.

Plan of Operations

Our operating plan for the next 12 months is focused on increasing sales of our proprietary ophthalmic and urologic compounded formulations and certain non-proprietary products, normalization of pricing for our proprietary compounded formulations, and growing our prescription fulfillment and dispensing capabilities. Additionally, we plan to continue to pursue development and commercialization opportunities for certain of our ophthalmology, urology and other assets that we have not yet made commercially available as compounded formulations. All of these activities will require significant costs and other resources, which we may not have or be able to earn from operations or other sources. See “—Liquidity and Capital Resources” below.

Although we have engaged distributors for certain of our proprietary compounded formulations in non-U.S. markets, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2015. For our proprietary ophthalmic and urologic compounded formulations, we have developed and plan to continue to build small internal sales and commercialization teams that are focused on growing sales of these compounded formulations through, among other things, educating doctors, ambulatory surgery centers, hospitals throughout the U.S. and other users about our products. However, we have limited experience developing and commercializing compounded formulations and we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our wholly-owned subsidiaries, Pharmacy Creations and Park, pursuant to a prescription for an individually identified patient. Additionally, in February 2015, we entered into a lease agreement for space in New Jersey and commenced construction efforts to build an outsourcing facility, which we expect to be completed in the fourth quarter of 2015. We plan to develop our pharmacy operations into a network of pharmacies and other prescription dispensing facilities to deliver our proprietary compounded formulations to patients. Our efforts to establish a widespread compounding pharmacy network may not be successful, whether due to difficulties integrating, managing or otherwise realizing the benefits of our acquisitions of Pharmacy Creations, Park or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, inability to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations that restrict compounding operations or make them more costly, failure to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and inability to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand out pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our operations.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. We plan to devote time and other resources to seek reimbursement opportunities for these and other compounded formulations and normalize the pricing for our currently available proprietary ophthalmic compounded formulations. We believe there is an economic argument that would allow for price optimization of Dropless Therapy compounded formulations, manufactured to cGMP guidelines, to be priced at or near $100 per unit. According to our internally conducted research, we believe this potentially could allow for Medicare and other public payors to save approximately $1 billion a year by substantially eliminating the higher costs of currently available eye drops. We have been in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary compounded formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, it may not be sufficient to allow us to sell the products on a competitive basis.

We also plan to pursue the development of additional proprietary compounded formulations in the ophthalmology, urology or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. However, we will need to rely on relationships with third parties, including pharmacists, physicians and other inventors, to assist in the identification, research, development and assessment of such formulations, which exposes us to risks. Moreover, we may be unable to identify attractive acquisition opportunities and negotiate agreements with their owners that are acceptable to us, particularly if such assets involve competition among several purchasers, and we have limited resources to invest in or acquire additional potential product development assets and integrate them into our business.

2014 Developments

Park Acquisition

On January 1, 2015, we completed the acquisition of all of the outstanding capital stock of Park pursuant to a stock purchase agreement entered in November 2014. At the closing of the Park acquisition, we paid an aggregate cash purchase price of $3,000,000, net of fees and expenses, subject to adjustment based on the final calculation of Park’s working capital and certain other financial information, and issued 63,525 shares of our common stock, valued at $500,000 based on the average closing price of our common stock for the 10 trading days preceding the issuance date. In addition, we are obligated to make 12 quarterly cash payments of $53,125 each over the three years following January 1, 2015, totaling $637,500. The sellers of Park have the option to receive the last six of such quarterly payments, totaling up to an aggregate of $318,750, in the form of 6,749 shares of our common stock for each such payment. In connection with our acquisition of Park, we have entered into an employment agreement with one of the founders of Park, who now serves as the Senior Director of Corporate Development of Park.

Urigen License Agreement

On October 24, 2014, we entered into a license agreement with Urigen Pharmaceuticals, Inc. (Urigen), pursuant to which Urigen granted us a license under certain U.S. patents and patent applications to develop and sell in the U.S. our HLA compounded formulation for the prevention or treatment of disorders of the lower urinary tract. Such license is non-exclusive; provided that, between April 24, 2015 and October 24, 2015, we will have the right, at our option, to convert the non-exclusive license to an exclusive license for the remaining term of the license agreement, subject only to certain specified existing sublicenses.

As consideration for the license granted by Urigen, we agreed to pay annual tiered royalties based on our sales of HLA, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) $0.50 per ml, and (ii) 15% - 20% of our net sales of HLA, with the royalty within this range depending on the our aggregate sales of HLA during the period to which the royalty payment applies. We are obligated to pay such royalties beginning with our first commercial sale of HLA and continuing until the expiration of the patents subject to the license agreement. We have also agreed to use commercially reasonable efforts to develop and commercialize HLA according to the terms of a diligence plan, which efforts will include, without limitation, our investment of $2,000,000 in commercialization efforts of HLA over the 18-24 months following October 24, 2014.

Pharmacy Creations Acquisition

On April 1, 2014, we acquired all of the outstanding membership interests of Pharmacy Creations.

At the closing of the acquisition of Pharmacy Creations, we paid an aggregate cash purchase price of $600,000. In addition, the sellers of Pharmacy Creations are entitled to receive additional contingent consideration upon the satisfaction of certain conditions, as follows:

●	A contingent cash payment of $50,000, payable if Pharmacy Creations earns revenue of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,190 shares of our common stock, issuable if the following revenue milestones are met:

o	if Pharmacy Creations earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

o	if Pharmacy Creations earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of our common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

Quality Assurance Standards

Beginning in April 2014 when we commenced our pharmacy operations with the acquisition of Pharmacy Creations, we have been developing and implementing new internal quality assurance standards and best practice policies that we intend to exceed those required under the U.S. Pharmacopeia (USP) and state pharmacy laws in certain important respects. These standards and policies include, among other things, the engagement of a third-party quality assurance and quality control consultant to perform quarterly inspections of our pharmacy operations, including assessing compliance with USP and state board of pharmacy standards and environmental monitoring. In light of a voluntary consent order entered into in May 2014 between Pharmacy Creations and New Jersey regulatory agencies related to Pharmacy Creations’ sterile compounding activities, we have also implemented a policy to validate through testing at a third-party FDA-registered laboratory that formulations produced at Pharmacy Creations and Park satisfy USP guidelines and specifications prior to their delivery to patients and physicians. Although the consent order was not a disciplinary action or an admission of liability on the part of the pharmacy and we believe that Pharmacy Creations is currently in material compliance with applicable regulatory requirements, we have incurred and expect to incur in the future expenses related to observing the requirements of the consent order and further establishing and implementing our quality assurance standards and other best practices. In addition, we limited the sales of certain pharmacy products and formulations during the month of July 2014 while implementing our quality assurance practices, and such sales limitations or other events may occur in the future in connection with our further development and implementation of our quality assurance standards.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, much of our operational expenses during the year ended December 31, 2013 were incurred in connection with our development program for Impracor, which we discontinued in November 2013 and do not expect to resume. In addition, our pharmacy operations activities commenced on April 1, 2014, and this change in the nature of our operations has had and is expected to continue to have a significant impact on our financial results. For example, our results of operations in the periods after commencement of our pharmacy operations, including aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of Pharmacy Creations and Park or other such transactions we may pursue, we may experience infrequent or one-time expenditures in connection with effecting those transactions.

Comparison of Years Ended December 31, 2014 and 2013

Revenues

Our revenues include amounts recorded from sales of proprietary formulations, which we began to receive following our acquisition of Pharmacy Creations, and revenues received from royalty payments owed to us pursuant to an out-license arrangement.

The table below provides information regarding our revenues.

	For the year ended
	December 31,
	2014	2013	Variance
Sales	$1,652,386	$-	$1,652,386
License revenues	$7,860	$10,000	($2,140)
Total revenues	$1,660,246	$10,000	$1,650,246

Following the acquisition of Pharmacy Creations on April 1, 2014, we began recognizing revenues from sales of our proprietary ophthalmic formulations and other non-proprietary pharmacy products and formulations. For the year ended December 31, 2014, we recognized revenues of approximately $1,652,386, from sales of such products.

License revenues of $7,860 and $10,000 recorded during the years ended December 31, 2014 and 2013, respectively, were related to royalty payments associated with an out-license agreement with a third party granting such third party rights to certain drug delivery technology to be used for anti-cellulite formulations. We do not expect to recognize significant revenue amounts associated with this license agreement in the future.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs and the write-off of obsolete inventory.

The table below provides information regarding our cost of sales.

	For the year ended
	December 31,		$
	2014	2013	Variance
Cost of sales	$1,092,839	$-	$1,092,839

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary ophthalmic formulations and other non-proprietary pharmacy products and formulations and recognizing the associated costs of such sales.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary ophthalmic compounded formulations and other non-proprietary compounded formulations, which include associated personnel costs, including wages and stock-based compensation.

The table below provides information regarding our selling and marketing expenses.

	For the year ended
	December 31,		$
	2014	2013	Variance
Selling and marketing	$2,390,180	$85,890	$2,304,290

We began implementing commercialization efforts in the fourth quarter of the year ended December 31, 2013 and, following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary ophthalmic formulations and other non-proprietary pharmacy products and formulations. For the year ended December 31, 2014, there was an increase of $2,304,290 in sales and marketing expenses, as compared to the prior year. This increase is attributed to the hiring of additional commercialization personnel, attendance at trade conferences and implementation of other various marketing activities all related to our commercial efforts.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The table below provides information regarding general and administrative expenses.

	For the year ended
	December 31,		$
	2014	2013	Variance
General and administrative	$8,087,316	$5,994,907	$2,092,409

For the year ended December 31, 2014, there was an increase of $2,092,409 in general and administrative expenses as compared to the prior year. The increase in general and administrative expenses is largely attributable to additional expenses related to the acquisition of Pharmacy Creations and the commencement and increase of our pharmacy operations, including hiring additional personnel, obtaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property and, through November 2013, our Impracor clinical program, including costs for our contract research organization. Also included are personnel costs, including wages and stock-based compensation, other costs related to the clinical development of our assets and, through November 2013, contract manufacturing, consulting and other costs related to the Impracor clinical program.

The table below provides information regarding research and development expenses.

	For the year ended
	December 31,		$
	2014	2013	Variance
Research and development	$236,660	$1,616,082	($1,379,422)

For the year ended December 31, 2014, there was a decrease of $1,379,422 in research and development expenses as compared to the prior year. The decrease was primarily related to the termination of our Impracor clinical program in November 2013, which represented substantially all of our research and development expenses incurred in 2013. Research and development expenses in 2014 are related to patent and other development expenses associated with our other intellectual property assets.

Interest Income and Expense

Interest income was $32,446 and $43,755 for the years ended December 31, 2014 and 2013, respectively. The decrease was primarily due to a higher average cash balance during fiscal year 2013 as compared fiscal year 2014. Interest expense was $3,800 for the year ended December 31, 2014, compared to $0 for the prior year. The increase is due to interest expense recognition related to capital leases entered into during fiscal year 2014.

Net Loss

Net loss for the year ended December 31, 2014 was $(10,118,103), or $(1.11) basic and diluted net loss per share, compared to a net loss for the prior year of $(7,643,124), or $(0.88) basic and diluted net loss per share.

Liquidity and Capital Resources

Our cash on hand at December 31, 2014 was $8,211,492, as compared to $15,579,309 at December 31, 2013. The decrease in cash on hand is primarily attributable to use of cash to support our operations and acquire Pharmacy Creations. Since inception through December 31, 2014, we have incurred aggregate losses to common stockholders of $(41,865,495). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our former drug candidate, Impracor, which activities have been discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2014 and 2013.

Cash Flow	For the	For the
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Net cash used in operating activities	$(7,055,428)	$(4,438,944)
Net cash used in investing activities	(910,527)	(70,003)
Net cash provided by financing activities	598,138	10,052,641

Net change in cash and cash equivalents	(7,367,817)	5,543,694
Cash and cash equivalents at beginning of the year	15,579,309	10,035,615
Cash and cash equivalents at end of the year	$8,211,492	$15,579,309

Operating Activities

Net cash used in operating activities was $(7,055,428) during the year ended December 31, 2014, as compared to $(4,438,944) used in operating activities during the prior year. The increase in net cash used in operating activities was mainly due to our commencement of our pharmacy operations and our expansion of our operations generally, including hiring additional personnel, commercialization and marketing activities related to our ophthalmic formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $(910,527) and $(70,003), respectively. The increase in cash used in investing activities during the year ended December 31, 2014 was primarily related to our acquisition of Pharmacy Creations.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $598,138 and $10,052,641, respectively. The cash provided by financing activities during the year ended December 31, 2014 is primarily attributable to cash exercises of stock options and warrants. The cash provided by financing activities during the year ended December 31, 2013 is primarily attributable to aggregate proceeds received in February and March 2013 from our public offering of our common stock.

Cash Position and Sources of Capital

As of the date of this Annual Report, we believe that cash and cash equivalents and restricted investments of approximately $8.4 million at December 31, 2014, together with expected revenues and expenses, including our payment of $3,000,000 in cash upon our acquisition of Park and other expenses incurred in 2015 to date, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve one-time expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our current compounded formulations and technologies and the integration and expansion of our pharmacy operations, to pursue potential future strategic transactions, including the construction of an outsourcing facility and potential pharmacy and outsourcing facilities acquisitions, and to otherwise fund our operations. We expect additional funds would be required if we pursue the acquisition of additional compounding pharmacies or outsourcing facilities, conduct any clinical trials or any other studies that may be required to obtain FDA regulatory approval to market any potential product candidates, pursue additional development programs or explore other development opportunities.

We could seek additional financing from a variety of sources, including equity or debt financing, funding from a corporate partnership or licensing arrangement, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial or operational covenants with which we must comply. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, general economic conditions and conditions in the pharmaceuticals and pharmacy industries or as a result of our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may be forced to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to pursue any or all elements of our business plan and we may be required to cease operations.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the use of more significant judgments and estimates in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different assumptions that could have been used in making the accounting estimates that are reasonably likely to occur could materially impact our consolidated financial statements.

Revenue Recognition

We recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. We began generating revenues upon the acquisition of Pharmacy Creations in the second quarter of 2014, which include sales of certain of our proprietary compounded drug formulations and certain non-proprietary products.

Product Revenues

Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded. We will defer any revenues received for a product that has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered and no refund will be required.

License Revenues

License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements.

Non-refundable fees that are not contingent on any future performance by us and require no consequential continuing involvement on our part are recognized as revenue when the license term commences and the licensed data, technology, compounded drug preparation and/or other deliverable is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. We defer recognition of non-refundable fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of our performance under the other elements of the arrangement. In addition, if our continued involvement is required, through research and development services that are related to our proprietary know-how and expertise of the delivered technology or can only be performed by us, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. We use the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the Financial Accounting Standards Board (FASB) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting term of the equity instrument. The measurement date for the fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid stock-based consulting expenses in our consolidated balance sheets.

Income Taxes

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

Research and Development

We expense all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. No costs associated with acquiring intellectual property rights have been capitalized to date, although we may begin to capitalize certain costs associated with intellectual property rights beginning in the fiscal year 2015. Costs of maintaining intellectual property rights are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, such as furniture and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

Business Combinations

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

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, and estimates compared to actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

Goodwill and Intangible Assets

We review our goodwill and indefinite-lived intangible assets for impairment as of January 1 of each year and when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

●	significant underperformance of our business relative to expected operating results;

●	significant adverse economic and industry trends;

●	significant decline in our market capitalization for an extended period of time relative to net book value; and

●	expectations that a reporting unit will be sold or otherwise disposed.

The goodwill impairment test consists of a two-step process as follows:

Step 1. We compare the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we then perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, we compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Annual Report beginning on page F-1 immediately following the signature page hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), our principal executive officer, and our Chief Financial Officer (CFO), our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the Company’s Code of Business Conduct and Ethics included below, the information required by this item is incorporated by reference to information contained in the Proxy Statement or an amendment to this Annual Report, in either case to be filed with the Securities and Exchange Commission on or before the 120th day after the end of the fiscal year covered by this Annual Report.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at www.imprimispharma.com, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Imprimis Pharmaceuticals, Inc., 12264 El Camino Real, Suite 350, San Diego, CA 92130, Attention: Investor Relations. Each of our directors, employees and officers, including our CEO and CFO and all of our other executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information contained in the Proxy Statement or an amendment to this Annual Report, in either case to be filed with the Securities and Exchange Commission on or before the 120th day after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information contained in the Proxy Statement or an amendment to this Annual Report, in either case to be filed with the Securities and Exchange Commission on or before the 120th day after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information contained in the Proxy Statement or an amendment to this Annual Report, in either case to be filed with the Securities and Exchange Commission on or before the 120th day after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information contained in the Proxy Statement or an amendment to this Annual Report, in either case to be filed with the Securities and Exchange Commission on or before the 120th day after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

The Exhibit Index attached to this Annual Report is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIMIS PHARMACEUTICALS, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark L. Baum and Andrew R. Boll, and each of them individually, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents or any of them the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew R. Boll	Chief Financial Officer	March 12, 2015
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Mark L. Baum	Chief Executive Officer and Director	March 12, 2015
Mark L. Baum	(Principal Executive Officer)

/s/ Robert J. Kammer	Chairman of the Board of Directors	March 12, 2015
Robert J. Kammer

/s/ William H. Nelson	Director	March 12, 2015
William H. Nelson

/s/ Stephen G. Austin	Director	March 12, 2015
Stephen G. Austin

/s/ Richard L. Lindstrom	Director	March 12, 2015
Richard L. Lindstrom

FINANCIAL STATEMENTS

Imprimis Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Imprimis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Imprimis Pharmaceuticals, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imprimis Pharmaceuticals, Inc. and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
March 12, 2015

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$8,211,492	$15,579,309
Restricted short-term investments	150,264	50,097
Accounts receivable, net	81,322	-
Inventories	372,735	-
Prepaid expenses and other current assets	240,401	105,067
Total current assets	9,056,214	15,734,473
Intangible assets, net	610,994	-
Goodwill	331,621	-
Furniture and equipment, net	243,395	26,892
TOTAL ASSETS	$10,242,224	$15,761,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$786,675	$311,924
Accrued payroll and related liabilities	716,332	338,703
Customer deposits	1,683	-
Current portion of contingent acquisition obligations	31,466	-
Current portion of capital lease obligations	24,112	-
Total current liabilities	1,560,268	650,627

Capital lease obligations, net of current portion	18,968	-
Accrued expenses, net of current portion	29,658	-
Contingent acquisition obligations	483,156	-
TOTAL LIABILITIES	2,092,050	650,627
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,258,231 and 8,970,364 shares issued and outstanding at December 31, 2014 and 2013, respectively	9,258	8,970
Additional paid-in capital	50,006,411	46,849,160
Accumulated deficit	(41,865,495)	(31,747,392)
TOTAL STOCKHOLDERS’ EQUITY	8,150,174	15,110,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,242,224	$15,761,365

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Revenues:
Sales, net	$1,652,386	$-
License revenues	7,860	10,000
Total revenues	1,660,246	10,000
Cost of sales	(1,092,839)	-
Gross profit	567,407	10,000
Operating expenses:
Selling and marketing	2,390,180	85,890
General and administrative	8,087,316	5,994,907
Research and development	236,660	1,616,082
Total operating expenses	10,714,156	7,696,879
Loss from operations	(10,146,749)	(7,686,879)
Other income (expense):
Interest expense	(3,800)	-
Interest income	32,446	43,755
Total other income, net	28,646	43,755
Net loss	$(10,118,103)	$(7,643,124)
Basic and diluted net loss per share of common stock	$(1.11)	$(0.88)
Weighted average number of shares of common stock outstanding, basic and diluted	9,132,989	8,656,822

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014 and 2013

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2012	6,772,066	$6,772	$34,093,933	$(24,104,268)	$9,996,437

Cancelled common stock at $5.25 per share related to reverse stock split, February 2013	(35)	-	(191)	-	(191)
Public Offering of common stock at $5.25 per share, net of costs, in February and March 2013	2,116,000	2,116	9,454,435	-	9,456,551
Exercise of stock options	219	-	-	-	-
Issuance of common stock related to consulting agreements	40,000	40	282,957	-	282,997
Stock-based compensation	2,114	2	3,018,066	-	3,018,068
Issuance of common stock upon vesting of RSUs	40,000	40	(40)	-	-
Net loss	-	-	-	(7,643,124)	(7,643,124)
Balance at December 31, 2013	8,970,364	8,970	46,849,160	(31,747,392)	15,110,738

Exercise of stock options, net of tax withholding	227,216	227	583,584	-	583,811
Issuance of common stock upon vesting of RSUs, net of tax withholding	1,954	2	(13,111)	-	(13,109)
Exercise of warrants	47,829	48	37,819	-	37,867
Issuance of common stock related to consulting agreements	4,000	4	29,156	-	29,160
Stock-based compensation	-	-	2,469,810	-	2,469,810
Common stock issued in settlement of contract dispute	6,868	7	49,993	-	50,000
Net loss	-	-	-	(10,118,103)	(10,118,103)
Balance at December 31, 2014	9,258,231	$9,258	$50,006,411	$(41,865,495)	$8,150,174

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,118,103)	$(7,643,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	37,343	5,659
Amortization of intangible assets	48,006	-
Stock-based compensation and payments	2,614,619	3,134,973
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,902)	-
Inventories	(159,545)	-
Prepaid expenses and other current assets	(131,727)	(16,964)
Accounts payable and accrued expenses	345,360	(239,800)
Accrued payroll and related liabilities	342,154	320,312
Customer deposits	(10,633)	-
NET CASH USED IN OPERATING ACTIVITIES	(7,055,428)	(4,438,944)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted short-term investments	(100,167)	(50,000)
Purchase of Pharmacy Creations, LLC, net of cash and advances	(636,374)	-
Purchases of furniture and equipment	(173,986)	(20,003)
NET CASH USED IN INVESTING ACTIVITIES	(910,527)	(70,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Cancelled common stock	(13,109)	(191)
Payments on capital lease obligations	(10,431)	-
Net proceeds from exercise of warrants and stock options	621,678	-
Proceeds from issuance of common stock and warrants for cash, net of offering costs	-	10,052,832
NET CASH PROVIDED BY FINANCING ACTIVITIES	598,138	10,052,641
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,367,817)	5,543,694
CASH AND CASH EQUIVALENTS, beginning of period	15,579,309	10,035,615
CASH AND CASH EQUIVALENTS, end of period	$8,211,492	$15,579,309
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$800	$1,600
Cash paid for interest	$3,800	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of and adjustment to common stock and warrants to consulting firms for prepaid consulting fees	$-	$319,786
Reclassification of deferred offering costs in connection with equity offering	$-	$596,281
Issuance of common stock for consulting services included in accounts payable and accrued expenses	$-	$139,444
Purchase of furniture and equipment with a capital lease	$35,350	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

NOTE 1. ORGANIZATION

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company focused on developing and commercializing innovative and high quality proprietary compounded drug therapies and making these therapies available to physicians and patients at accessible prices. The Company owns, markets and sells a portfolio of proprietary combination formulations in ophthalmology and urology that it believes may offer competitive advantages and serve unmet needs in the marketplace. The Company’s ophthalmology formulation portfolio, led by its Dropless Therapy™ and LessDrops™ formulations, serves the multi-billion dollar eye drop market and is designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. The Company recently launched its urology business, headed by its Defeat IC™ campaign, which currently includes a patented compounded formulation for patients suffering from interstitial cystitis. The Company is also developing additional complementary proprietary compounded formulations to add to its ophthalmology and urology formulation portfolios. The Company makes, dispenses and sells its proprietary compounded formulations, as well as other non-proprietary products, through its wholly owned compounding pharmacies.

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy and on January 1, 2015, the Company acquired South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), a California based compounding pharmacy (see Note 16). Effective with the acquisition of PC, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On February 28, 2012, the Company effected a one-for-eight reverse stock split and on February 7, 2013, the Company effected a one-for-five reverse stock split. All share and per share amounts in these consolidated financial statements and notes reflect the effects of these reverse stock splits.

Imprimis has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions at the acquisition date, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, and estimates compared to actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, statements of operations, or cash flows in the period of the change in the estimate.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where the Company has identified an alternative future use for the acquired rights. No costs associated with acquiring intellectual property rights have been capitalized to date, although the Company may begin to capitalize certain costs associated with intellectual property rights beginning in the fiscal year 2015. Costs of maintaining intellectual property rights are expensed as incurred.

Revenue Recognition and Deferred Revenue

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company began generating revenues upon the acquisition of PC in the second quarter of 2014, which include sales of certain of the Company’s proprietary compounded drug formulations and certain non-proprietary formulations.

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

License Revenues

License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements.

Non-refundable fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the part of the Company, are recognized as revenue when the license term commences and the licensed data, technology, compounded drug preparation and/or other deliverable is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. The Company defers recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company’s continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by the Company, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties (see Note 14), shipping and handling costs and the write-off of obsolete inventory.

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the statement of operations.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2014 and 2013, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2014 and 2013. The Company is subject to taxation in the United States and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At December 31, 2014, the Company had approximately $7.7 million in cash deposits in excess of FDIC limits.

Accounts Receivable

The balance in accounts receivable consists of revenue amounts the Company has invoiced and recognized, but for which payment has not been received. Accounts receivable are presented net of an allowance for doubtful accounts in the amount of $3,957 as of December 31, 2014.

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

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and capital lease equipment are amortized over the estimated useful life or remaining lease term, whichever is shorter. Computer software and hardware and furniture and equipment are depreciated over three to five years.

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

During the years ended December 31, 2014 and 2013, the Company did not recognize any impairment of its long-lived assets.

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

At December 31, 2014 and 2013, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At December 31, 2014 and 2013, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, and capital leases. The carrying amount of these financial instruments, except for the restricted short-term investments and the capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the capital leases approximate their respective fair values.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the Financial Accounting Standards Board (the “FASB”) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms of the equity instrument. The measurement date for the estimated fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the estimated fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the estimated fair value of nonforfeitable equity instruments issued for future consulting services as prepaid expenses in its consolidated balance sheets.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or, “if converted” method) from stock options, RSUs and warrants were 3,024,217 and 3,539,800 at December 31, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Common stock equivalents at December 31, 2014 include 27,218 shares of common stock underlying RSUs, awarded to directors that have vested, but the issuance and delivery of these shares are deferred until the director resigns.

The following table shows the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2014 and 2013:

	For the	For the
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Numerator – net loss	$(10,118,103)	$(7,643,124)
Denominator – weighted average number of shares outstanding, basic and diluted	9,132,989	8,656,822
Net loss per share, basic and diluted	$(1.11)	$(0.88)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts, realizability of inventories, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2014. The Company has classified in these financial statements certain expenses as selling and marketing, whereas in prior periods certain of these expenses were included in an expense line item titled selling, general and administrative in the consolidated statements of operations. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued an Accounting Standards Update (“ASU”) No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, “Development Stage Entities”, thereby removing from GAAP the distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company’s pharmacy operations commenced on April 1, 2014. This change in the nature of the Company’s operations included the recognition of operating revenues; as a result, the Company is no longer defined as a development stage company for reporting dates beginning April 1, 2014. With the change in the Company’s operations, its revenue recognition and its immediate adoption of ASU No. 2014-10, the Company no longer presents or discloses any information required under ASC Topic 915.

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

NOTE 3. ACQUISITION – PHARMACY CREATIONS, LLC

On April 1, 2014, the Company acquired all of the outstanding membership interests of PC (the “PC Acquisition”) from J. Scott Karolchyk and Bernard Covalesky (the “PC Sellers”), such that PC became a wholly-owned subsidiary of the Company. The acquisition of PC permits the Company to make and distribute its patent-pending proprietary drug formulations and other pharmaceutical preparations.

The transaction has been accounted for as a business combination and the financial results of PC have been included in the Company’s consolidated financial statements for the period subsequent to its acquisition.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed for PC are presented below and represent the Company’s best estimates.

Fair Value of Consideration Transferred

At the closing of the PC Acquisition, the Company paid to the PC Sellers an aggregate cash purchase price of $600,000. In addition, the PC Sellers are entitled to receive additional contingent consideration upon the satisfaction of certain conditions, as follows:

●	A contingent cash payment of $50,000, payable if PC earns revenues of over $3,500,000 for the 12 month period ending March 31, 2015.

●	A contingent stock payment of up to an aggregate of 215,190 shares of the Company’s common stock, issuable only if the following revenue milestones are met:

●	if PC earns revenue of over $7,500,000 during the 12 month period ending March 31, 2016, all 215,190 shares;

●	if PC earns revenue of between $3,500,000 and $7,500,000 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

Although management estimates that certain of the contingent consideration will be paid, it has applied a discount rate to the contingent consideration amounts in determining fair value to represent the risk of these payments not being made. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $1.1 million, as follows:

Cash payment to the PC Sellers at closing	$600,000
Contingent common stock issuance to the PC Sellers	483,156
Contingent cash consideration to the PC Sellers	31,466
Total acquisition date fair value	$1,114,622

A $514,622 liability was recognized for the estimated acquisition date fair value of the future contingent common stock and cash payments and is included in the contingent acquisition obligations in the accompanying consolidated balance sheet at December 31, 2014.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of April 1, 2014, the acquisition date. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

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

Results of Operations

The amount of revenues and operating loss of PC included in the Company’s consolidated statement of operations from the acquisition date through the period ended December 31, 2014 are as follows:

Total revenues	$1,652,386
Operating loss	$(662,969)

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including PC) for the years ended December 31, 2014 and 2013 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	For the	For the
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Total revenues	$2,282,681	$2,866,575
Net loss	$(10,048,380)	$(7,084,014)

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

NOTE 4. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at December 31, 2014 consist of certificate of deposits, which are classified as held-to-maturity. At December 31, 2014, the restricted short-term investments were recorded at amortized cost which approximates fair value.

At December 31, 2014, the certificate of deposits of $150,264 were classified as a current asset. The certificates of deposit are required as collateral under the Company’s corporate credit card agreement and office lease agreement and automatically renew every twelve months.

NOTE 5. INVENTORIES

Inventories are comprised of over-the-counter retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2014 was as follows:

December 31, 2014
Raw materials	$146,300
Work in progress	97,801
Finished goods	128,634
Total inventories	$372,735

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2014	December 31, 2013
Prepaid stock-based consulting expenses	$-	$26,649
Prepaid rent	-	16,288
Prepaid insurance	123,776	39,166
Other prepaid expenses and deposits	116,625	22,964
Total prepaid expenses and other current assets	$240,401	$105,067

NOTE 7. FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Furniture and equipment, net:
Computer software and hardware	$52,576	$24,536
Furniture and equipment	154,215	10,449
Lab and pharmacy equipment	61,868	-
Leasehold improvements	20,172	-
	288,831	34,985
Accumulated depreciation and amortization	(45,436)	(8,093)
	$243,395	$26,892

The Company recorded depreciation and amortization expense of $37,343 and $5,659 during the years ended December 31, 2014 and 2013, respectively.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2014 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	carrying value
Customer relationships	10-15 years	$596,000	$(36,740)	$559,260
Trade name	5 years	5,000	(750)	4,250
Non-competition covenant	4 years	50,000	(9,375)	40,625
State pharmacy licenses	25 years	8,000	(1,141)	6,859
		$659,000	$(48,006)	$610,994

Amortization expense for intangible assets for the year ended December 31, 2014 was as follows:

For the
Year Ended
December 31, 2014
Customer relationships	$36,740
Trade name	750
Non-competition covenant	9,375
State pharmacy licenses	1,141
$48,006

Estimated future amortization expense for the Company’s intangible assets at December 31, 2014 is as follows:

Years ending December 31,
2015	$67,087
2016	67,087
2017	67,087
2018	57,712
2019	53,837
Thereafter	298,184
$610,994

The changes in the carrying value of the Company’s goodwill during the year ended December 31, 2014 were as follows:

Balance at January 1, 2014	$-
PC Acquisition	331,621
Balance at December 31, 2014	$331,621

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2014		December 31, 2013
Accounts payable	$698,806		$261,924
Deferred rent	4,975		-
Building lease liability(1)	73,552		-
Other accrued expenses	39,000	(2)	50,000
Total accounts payable and accrued expenses	816,333		311,924
Less: Current portion	(786,675)		(311,924)
Non-current total accounts payable and accrued expenses	$29,658		$-

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. As of December 31, 2014, the Company was marketing its previous office space (3,874 square feet) as a sublease through its remaining lease term. The Company recognized a loss of approximately $117,000 during the year ended December 31, 2014, related to the estimated remaining lease liability, net of expected sublease income. The obligations were discounted based on current prevailing market rates. This loss is included in rent expense for the year ended December 31, 2014 (see Note 14).

(2)	The amount consists of a $39,000 stock-based compensation accrual at December 31, 2014 for stock options to be granted for services performed. The stock-based compensation expense related to restricted common stock issuances and accruals was $39,000 and $143,553 during the years ended December 31, 2014 and 2013, respectively.

NOTE 10. DEBT

PC entered into a working capital line of credit agreement with a financial institution on March 21, 2008 and subsequently renewed the agreement on September 6, 2013. The line of credit agreement allowed PC to borrow up to $75,000 and was secured by a first security interest on all of PC’s business assets. The line of credit agreement was terminated following the Company’s acquisition of PC, and no amounts were borrowed, paid or outstanding during the period ended December 31, 2014 following the Company’s acquisition of PC.

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock

Issuances During the Year Ended December 31, 2013

On February 7, 2013, after the effectiveness of the registration statement on Form S-1 filed in connection with the Public Offering (as defined below), the Company effected a one-for-five reverse stock split of its common stock and on February 8, 2013, the Company’s common stock began trading on The NASDAQ Capital Market on a split-adjusted basis. On September 10, 2014, the Company decreased the number of authorized shares of its capital stock to 95,000,000, and the number of authorized shares of its common stock to 90,000,000.

On February 13, 2013, the Company closed a public offering of its common stock (the “Public Offering”) and issued an aggregate of 1,840,000 shares of its common stock at a per share price to the public of $5.25, and received net proceeds of $8,140,435, after deducting underwriter fees and commissions and other offering expenses. The underwriters also exercised their option to purchase an additional 276,000 shares of common stock from the Company at $5.25 per share to cover over-allotments on March 14, 2013. Net cash proceeds from the exercise of the over-allotment option were $1,316,116. As contemplated by the underwriting agreement entered into with MDB Capital Group, LLC, the lead underwriter for the Public Offering, at the closing of the Public Offering and the over-allotment exercise, the lead underwriters received warrants (the “Underwriter Warrants”) to purchase up to an aggregate of 179,860 shares, or 8.5% of the number of shares sold in the Public Offering (including 8.5% of shares sold pursuant to the exercise of the over-allotment option). The Underwriter Warrants are exercisable at $5.25 per share (100% of the price to the public of the common stock sold in the Public Offering), commencing on the closing date of the Public Offering and expire five years from the closing date of the Public Offering.

In February and March 2013, the Company made payments totaling $191 in connection with cancelled, fractional share amounts of common stock (35 common stock share equivalents) in connection with the one-for-five reverse stock split effected February 7, 2013.

In June 2013, the Company issued 40,000 shares of common stock to Mark Baum, the Company’s Chief Executive Officer and a director, related to the vesting of RSUs.

In September 2013, the Company issued 2,114 restricted shares of common stock to a consultant, valued at $10,750, in consideration for consulting services provided during the year ended December 31, 2013. The fair value of the shares of common stock issued was recorded as stock-based compensation during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company issued 40,000 restricted shares of common stock to Dr. Robert Kammer, a director and former consultant, valued at $282,997, in consideration for consulting services provided during the years ended December 31, 2013 and 2012.

During the year ended December 31, 2013, the Company issued a total of 219 shares of common stock as a result of stock option exercises. The Company received no cash proceeds for the issuance of such shares upon the exercise pursuant to cashless exercise provisions of stock options to purchase 1,030 shares of common stock with an exercise price of $4.00 per share.

Issuances During the Year Ended December 31, 2014

In April 2014, the Company issued 6,868 shares of restricted common stock, valued at $50,000, in connection with the resolution of a contract dispute.

In October 2014, the Company issued 4,000 shares of restricted common stock to a consultant, valued at $29,160 in consideration for consulting services provided. The fair value of the shares of common stock issued was recorded as stock-based compensation during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued a total of 227,216 shares of common stock as a result of stock option exercises. Of these, the Company received net cash proceeds of $583,811 for the issuance of 160,777 shares of common stock upon the exercise of stock options to purchase the same number of shares of common stock with exercise prices ranging from $3.68 to $4.00 and the Company received no cash proceeds for the issuance of 66,439 shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 146,652 shares of common stock with exercise prices ranging from $3.60 to $6.00 per share.

During the year ended December 31, 2014, the Company issued 1,954 shares of common stock to employees related to the vesting of RSUs. In connection with these common stock issuances, the Company withheld 1,518 shares of common stock for payroll tax withholdings totaling $13,109.

During the year ended December 31, 2014, the Company issued a total of 47,829 shares of common stock as a result of warrant exercises. Of these, the Company received gross cash proceeds of $37,867 for the issuance of 6,391 shares of common stock upon the exercise of warrants to purchase the same number of shares of common stock with an exercise price of $5.925 and the Company received no cash proceeds for the issuance of 41,438 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 123,715 shares of common stock with an exercise price of $5.25 per share.

During the year ended December 31, 2014, 27,218 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the respective director resigns.

Preferred Stock

At December 31, 2014 and 2013, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of December 31, 2014, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, RSUs and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,366,369 shares available for future issuances under the Plan at December 31, 2014.

Stock Options

A summary of the stock option activity under the Plan for the year ended December 31, 2014 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2014	1,328,790	$5.31
Options granted	245,886	$6.35
Options exercised	(307,429)	$3.90
Options cancelled/forfeit	(238,007)	$6.68
Options outstanding - December 31, 2014	1,029,240	$5.74	6.05	$2,351,174
Options exercisable	728,585	$5.25	4.97	$2,080,594
Options vested and expected to vest	999,175	$5.70	5.98	$2,319,475

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2014, based on the closing price of the Company’s common stock of $7.50 on that date. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2014 was approximately $1,161,000.

During fiscal years 2014 and 2013, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange or quotation system on which the common stock was then listed or quoted, at the grant date and have contractual terms ranging from three to 10 years. Vesting terms for options granted in fiscal years 2014 and 2013 to employees, directors and consultants typically included one of the following vesting schedules: 25% or 33% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% or 67%, respectively, of the shares subject to the option vest and become exercisable in equal quarterly installments thereafter over two or three years, respectively; quarterly vesting over a three year period; or monthly, quarterly or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Prior to April 1, 2013, expected volatilities were based on historical volatility of the Company’s common stock and other factors. Following April 1, 2013, the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it has significantly changed its business operations and focus as of such date and as a result, it has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees and directors:

	2014	2013
Weighted-average fair value of options granted	$5.22	$6.04
Expected terms (in years)	5.81 - 6.91	5.8 -7
Expected volatility	96 - 102%	102 - 123%
Risk-free interest rate	1.37 - 1.65%	0.86 - 2.05%
Dividend yield	-	-

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

	2014	2013
Weighted-average fair value of options granted	$6.15	$5.63
Expected terms (in years)	2.5 - 10	2.33 - 10
Expected volatility	78 - 97%	80 - 366%
Risk-free interest rate	0.10 - 1.68%	0.30 - 2.45%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - $3.20	250,000	4.57	$2.80	250,000	$2.80
$3.60 - $4.51	337,723	4.95	$4.36	270,015	$4.42
$5.49 - $7.71	190,557	8.70	$6.62	60,110	$6.26
$8.06 - $10.75	244,160	7.03	$8.99	141,660	$9.01
$28.00 - $80.00	6,800	5.13	$40.86	6,800	$40.86
	1,029,240	6.05	$5.74	728,585	$5.25

As of December 31, 2014, there was approximately $1,571,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.1 years. The stock-based compensation for all stock options was $1,137,634 and $1,689,756 during the years ended December 31, 2014 and 2013, respectively.

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

Grants During the Year Ended December 31, 2013

On May 2, 2013, the Company granted 1,250,000 RSUs to its Chief Executive Officer, Mark Baum, pursuant to the Plan. Of these RSUs, 200,000 will vest on the third anniversary of the RSU grant date, subject to continued service to the Company and the remaining 1,050,000 RSUs will vest on the third anniversary of the RSU grant date, subject to the satisfaction of certain market-based and continued service conditions (the “Baum Performance Equity Award”). The market-based vesting criteria are separated into five equal tranches and require that the Company achieve and maintain certain stock price targets ranging from $10 per share to $30 per share during the three year period following the grant date. With certain limited exceptions, Mr. Baum must be employed with the Company on the third anniversary of the grant date in order for the Baum Performance Equity Award to vest. These market-based vesting conditions are further described below:

Tranche	Number of Shares	Target Share Price
Tranche 1	19.05% of the shares subject to the Baum Performance Equity Award	$10.00 or greater
Tranche 2	19.05% of the shares subject to the Baum Performance Equity Award	$15.00 or greater
Tranche 3	19.05% of the shares subject to the Baum Performance Equity Award	$20.00 or greater
Tranche 4	19.05% of the shares subject to the Baum Performance Equity Award	$25.00 or greater
Tranche 5	23.80% of the shares subject to the Baum Performance Equity Award	$30.00 or greater

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

The earning and issuance of any shares under the Baum Performance Equity Award that would exceed the number of shares available for grant and/or the applicable annual per person grant limit for performance-based restricted stock units under the Plan as of the grant date of the Baum Performance Equity Award were subject to approval by the Board of Directors and the Company’s stockholders of increases tothe number of shares available for grant and the applicable annual per person grant limit for performance-based restricted stock units under the Plan. On May 2, 2013, the Board of Directors approved an amendment to the Plan to increase the number of shares available for grant from 2,400,000 to 5,000,000 shares and the applicable annual per person grant limit from 600,000 to 1,250,000 shares and on September 27, 2013, a majority of the Company’s stockholders approved the amendment to the Plan. The 450,000 RSUs subject to the Baum Performance Equity Award that were pending such approval were granted on that date.

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

The initial fair value of the 200,000 RSUs and 600,000 RSUs pursuant to the Baum Performance Equity Award granted to Mr. Baum was $3,515,090. The 600,000 RSUs pursuant to the Baum Performance Equity Award were valued using a Monte Carlo Simulation with a three year life, 75% volatility and a risk free interest rate of 0.30%.

On May 24, 2013, the Company granted 100,000 RSUs to a consultant that were to vest based on the satisfaction of certain market-based conditions subject to the consultant’s continued service, among other things. These market-based vesting conditions are further described below:

Tranche	Number of Shares	Target Share Price
Tranche 1	20,000 shares	$10.00 or greater
Tranche 2	20,000 shares	$15.00 or greater
Tranche 3	20,000 shares	$20.00 or greater
Tranche 4	20,000 shares	$25.00 or greater
Tranche 5	20,000 shares	$30.00 or greater

For each respective tranche to vest the following conditions must have been met: (i) the Company’s common stock must have had an official closing price at or above the Target Share Price for the respective tranche (each such date a “Trigger Date”); (ii) during the period that included the Trigger Date and the immediately following 19 trading days (the “Measurement Period”), the arithmetic mean of the 20 closing prices during the Measurement Period have been at or above the Target Share Price for such tranche ((i) and (ii), the “Stock Price Conditions”); and (iii) with certain limited exceptions, 50% of the RSUs subject to a tranche would vest on the quarterly anniversary of the grant date following the satisfaction of the Stock Price Conditions with respect to that tranche, subject to the consultant being in continuous service with the Company on such quarterly anniversary and the remaining 50% would vest on the second anniversary of the grant date if (a) the Stock Price Conditions had been satisfied with respect to that tranche prior to the second anniversary of the grant date and (b) the consultant was in continuous service with the Company on the second anniversary of the grant date. All unvested RSUs would be forfeited on the second anniversary of the grant date.

The initial value of the 100,000 RSUs with market-based vesting conditions granted to the consultant was $288,000, and as of December 31, 2013 the remeasured fair value of those RSUs was $10,080. The 100,000 RSUs were valued using a Monte Carlo Simulation with a 2 year life (based on the grant date), 75%-85% volatility and risk free interest rates of 0.13%-0.36%. During March 2014, the Company terminated its agreement with a consultant that provided for the grant of 100,000 RSUs that had vesting criteria based on the satisfaction of certain market-based conditions subject to the consultant’s continued service, among other things. Upon termination of the agreement, all 100,000 RSUs were forfeited and deemed reconveyed to the Company.

In June 2013, the Company granted an aggregate of 34,325 RSUs to its non-employee directors, valued at $271,854. The RSUs vest in full 13 months after the date of grant subject to the director’s continued service, but the issuance and delivery of these shares are deferred until the director resigns. In September and October 2013, two directors resigned and forfeited all such RSUs.

In October 2013, the Company issued 8,947 RSUs to a former director for his service to the Company as a director, valued at $39,814. The RSUs were to vest in full 13 months after the date of grant subject to the director’s continued service, but the issuance and delivery of these shares are deferred until the director resigns. All such RSUs were forfeited upon the director’s resignation in September 2014.

In November 2013, the Company granted an aggregate of 10,418 RSUs to certain employees, valued at $42,498. The RSUs will vest in equal annual installments over a three-year period.

Grants During the Year Ended December 31, 2014

During the year ended December 31, 2014, the Company granted an aggregate of 26,492 RSUs to its non-employee directors valued at $200,015. These RSUs vest in equal quarterly installments over a one year period subject to the director’s continued service, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2014	1,389,960	$3.19
RSUs granted	26,492	$7.55
RSUs vested	(30,690)	$7.41
RSUs cancelled/forfeit	(108,947)	$3.01
RSUs unvested at December 31, 2014	1,276,815	$3.20

As of December 31, 2014, the total unrecognized compensation expense related to unvested RSUs was approximately $1,923,000 which is expected to be recognized over a weighted-average period of 1.32 years, based on estimated vesting schedules. The stock-based compensation for RSU’s was $1,332,176 and $822,137 during the years ended December 31, 2014 and 2013, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and to non-employees for services rendered or to be rendered in the future.

Issuances During the Year Ended December 31, 2013

In February 2013, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to a consultant with an exercise price of $5.25 per share. The warrants expire three years following the issuance date, and vest as follows: 10,000 shares vested immediately upon execution of the consulting agreement, and the remaining shares vested in 4,000 share installments on each of the five monthly anniversaries of the date of the consulting agreement, provided the consultant continued to provide services to the Company as of the applicable vesting dates.

In July 2013, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock to a consultant with an exercise price of $8.50 per share, in consideration for services to be provided over a six month term. The warrants expire five years following the issuance date, vested immediately, are non-forfeitable, and became exercisable in January 2014. The Company recorded an initial stock-based prepaid consulting expense for the fair value of the warrants totaling $319,786, which was being amortized over the length of the consulting service term.

Issuances During the Year Ended December 31, 2014

The Company did not issue any warrants during the year ended December 31, 2014.

A summary of warrant activity during the year ended December 31, 2014 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2014	821,050	$5.94
Granted	-	$-
Exercised	(130,106)	$5.28
Expired	-	$-
Warrants outstanding and exercisable - December 31, 2014	690,944	$6.05
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2014	0.86

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing the warrants issued to consultants:

Year Ended
December 31, 2013
Weighted-average fair value of warrants granted	$5.12
Expected terms (in years)	2.6-5
Expected volatility	85%-346%
Risk-free interest rate	0.32%-1.31%
Dividend yield	-

A list of the warrants outstanding as of December 31, 2014 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Warrants issued to a former major shareholder	4/25/2012	48,262	$5.93	48,262	4/25/2015
Warrants issued in April 2012 private placement	4/25/2012	496,537	$5.93	496,537	4/25/2015
Underwriter Warrants	2/7/2013	56,145	$5.25	56,145	2/7/2018
Warrants issued to investor relations consultant	2/28/2013	30,000	$5.25	30,000	2/28/2016
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		690,944	$6.05	690,944

The stock-based compensation for warrants issued was $26,649 and $468,777 during the years ended December 31, 2014 and 2013, respectively.

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees, issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Employees - selling and marketing	$79,278	$8,298
Employees - general and administrative	2,095,254	1,512,448
Employees - research and development	-	156,568
Directors - general and administrative	146,093	399,986
Consultants - selling and marketing	88,406	-
Consultants - general and administrative	146,799	843,301
Consultants - research and development	8,789	214,372
Total	$2,564,619	$3,134,973

NOTE 12. INCOME TAXES

The Company is subject to taxation in the United States and California. The provision for income taxes for the years ended December 31, 2014 and 2013 are summarized below:

	December 31, 2014	December 31, 2013
Current:
Federal	$-	$-
State	2,800	-
Total current	$2,800	$-

Deferred:
Federal	$11,082,459	$8,075,342
State	3,100,627	2,233,726
Change in valuation allowance	(14,183,086)	(10,309,068)
Total deferred	-	-
Income tax provision (benefit)	$2,800	$-

Income taxes for the years ended December 31, 2014 and 2013, are recorded in the general and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31, 2014	December 31, 2013
U.S. federal statutory tax rate	35.00%	35.00%
Benefit of lower tax brackets	(1.00)%	(1.00)%
State tax benefit, net	(0.03)%	0.00%
Research and development credits	0.00%	0.43%
Employee stock based compensation	(1.03)%	(4.72)%
Loss on debt conversion	0.00%	0.00%
Other	(0.21)%	(0.08)%
Valuation allowance	(32.76)%	(29.63)%
Effective income tax rate	(0.03)%	0.00%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets (liabilities):
NOL’s	$10,922,914	$7,364,058
Depreciation and amortization	(6,787)	(340)
Other	64,806	129,191
Research & development credits	555,945	563,485
Deferred stock compensation	2,646,208	2,252,674
Unrealized gain or loss on investments	-	-
Total deferred tax assets	14,183,086	10,309,068
Valuation allowance	(14,183,086)	(10,309,068)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,900,000 and $3,000,000 in 2014 and 2013, respectively.

As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27,800,000 which expire beginning in the year 2027 and federal research and development tax credits of approximately $350,000 which expire beginning in the year 2026. As of December 31, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $24,600,000 which expire beginning in the year 2017 and state research and development tax credits of approximately $300,00 which do not expire.

The deferred tax asset at December 31, 2014 does not include approximately $30,000 and $30,000 of excess tax benefits from employee stock option exercises and RSU vests that are a component of the federal and California net operating loss carryover, respectively. The Company’s stockholders’ equity balance will be increased if and when such excess tax benefits are ultimately realized.

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

The Company did not have any unrecognized tax benefits of as of December 31, 2014 and 2013, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate.

NOTE 13. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes contributions to the plan in an amount not less than 3% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $56,000 to the plan during the year ended December 31, 2014.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital leases with an interest rate of 4.25% per annum. At December 31, 2014, future payments under the Company’s capital leases were as follows:

Year ending December 31,
2015	$25,477
2016	19,321
Total minimum lease payments	44,798
Less amount representing interest	(1,718)
Present value of future minimum lease payments	43,080
Less current portion	(24,112)
Capital lease obligations, net of current portion	$18,968

The value of the equipment under capital leases as of December 31, 2014 was $52,687, with related accumulated depreciation of $8,656.

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

In April 2013, the Company entered into a lease agreement for 3,784 square feet of office space that commenced on May 1, 2013 and continues until September 30, 2016. Monthly rent began on May 1, 2013 in the amount of $10,406, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. The Company entered into a sublease agreement in February 2015 to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease.

In January 2010, PC entered into a lease agreement for 3,137 square feet of office and laboratory space that commenced on January 1, 2010 and continues until December 31, 2015. Monthly rent began on January 1, 2010 in the amount of $3,594.

Rent expense for the years ended December 31, 2014 and 2013 was $306,465 and $103,191, respectively. The following represents future annual minimum lease payments, including lease payments related to lease agreements entered into in January and February 2015 (see Note 16), and net of expected sublease income, as of December 31, 2014:

2015	$492,503
2016	468,997
2017	481,443
2018	495,938
2019	257,039
Thereafter	478,473
Total	$2,674,393

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on the Company’s consolidated financial position and results of operations.

Indemnities

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with each of the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Urigen License

On October 24, 2014, (the “Urigen Effective Date”), the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”), pursuant to which Urigen granted to the Company a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product (“HLA”), a heparin and alkalinized lidocaine compounded formulation, for the prevention or treatment of disorders of the lower urinary tract. Such license is non-exclusive; provided that, between April 24, 2015 and October 24, 2015, the Company will have the right, at its option, to convert such non-exclusive license to an exclusive license for the remaining term of the Urigen License, subject only to certain specified existing sublicenses (the “Existing Sublicenses”).

As consideration for the license granted under the Urigen License, the Company agreed to pay Urigen annual tiered royalties based on sales of HLA, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) $0.50 per dose, and (ii) 15% - 20% of its net sales of HLA, with the royalty amount within such range depending on the Company’s aggregate sales of HLA during the period to which the royalty payment applies. The minimum annual royalty payment consists of (a) for the 2015 calendar year, the greater of (i) 110% of the aggregate royalties paid to Urigen under the Existing Sublicenses during the preceding 12 months, on a prorated basis, and (ii) $800,000, less the aggregate royalties paid to Urigen under the Existing Sublicenses during the 2015 calendar year, and (b) for each calendar year thereafter, 110% of the aggregate amount owed by the Company to Urigen under the Urigen License during the prior calendar year. The Company is obligated to pay such royalties beginning with its first commercial sale of HLA and continuing until the expiration of the patents subject to the license granted under the Urigen License. The Company has also agreed to use commercially reasonable efforts to develop and commercialize HLA according to the terms of a diligence plan agreed to by the parties, which efforts will include, without limitation, the Company’s investment of $2 million in commercialization efforts of HLA, which investment and timeline can be adjusted dependent on market circumstances, and is expected to be incurred over 18-24 months following the Urigen Effective Date.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License terminates upon the first commercial sale of HLA by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market HLA in the U.S., if market approval is granted. The Company shall have the option, at its discretion, to become a non-exclusive distributor of HLA following the FDA granting Urigen such market approval. No royalty amounts have been paid or accrued under the Urigen License during the year ended December 31, 2014.

PCCA License Agreement

On August 30, 2012, the Company entered into a license agreement with Professional Compounding Centers of America (“PCCA”), pursuant to which PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain potential future FDA-approved products that the Company may produce, which royalties will range from 4.5% to 9% for each such product, subject to certain minimum royalty payments. PCCA may terminate the license agreement if the Company fails to commence efforts to research and develop any such products within certain time periods, as set forth in the license agreement. No royalty amounts have been paid or accrued under this agreement during the years ended December 31, 2014 or 2013.

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a strategic alliance agreement with PCCA. Under this agreement, PCCA has agreed that, during the term of the agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and to further provide certain key technical assistance with respect to any potential development project the Company may pursue associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100,000, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal. This agreement automatically renewed for a one-year term on February 18, 2014 and 2015. No royalty amounts have been paid or accrued under this agreement during the years ended December 31, 2014 or 2013.

Asset Purchase Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase agreements. The asset purchase agreements provide that the Inventors will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, the Company has acquired a right of first refusal on additional intellectual property and drug development opportunities presented by these Inventors during the term of the respective agreements, which remains in effect until expiration of all payment obligations thereunder.

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first New Drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. No royalty amounts have been paid or accrued under these agreements for the years ended December 31, 2014 or 2013.

Novel Drug and Eye Care Northwest Asset Purchase Agreement – Related Party

On August 8, 2013, the Company acquired intellectual property rights related to certain proprietary innovations from the compounding pharmacy operations of Novel Drug Solutions, LLC (“NDS”) and from Eye Care Northwest, Inc. (together referred to as the “Sellers”) pursuant to an asset purchase agreement (as amended, the “ECN APA”). As part of this acquisition, the Company acquired intellectual property rights that include a provisional patent application related to injectable ophthalmological compositions having anti-bacterial and anti-inflammatory properties for the prevention of post-ophthalmic surgery complications. In addition, under the ECN APA, the Company has a right of first refusal on any of the Sellers’ additional intellectual property and drug development opportunities during the term of the agreement, which remains in effect until the expiration of all payment obligations thereunder. The ECN APA provides that the Sellers will cooperate with the Company in obtaining patent protection for the acquired intellectual property, among other things, and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property.

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

NDS is owned by the former owners of PC. During the years ended December 31, 2014 and 2013, the Company did not make any payments to NDS or the other Seller, and no amounts were due and payable to NDS or the other Seller at December 31, 2014 and 2013.

NOTE 15. SEGMENT INFORMATION

The Company operates the business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2014 and 2013 are attributed to the United States. All long-lived assets at December 31, 2014 are located in the United States.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the year ended December 31, 2014.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 84% of drug and chemical purchases during the year ended December 31, 2014.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K (the “Annual Report”). Based on its evaluation, nothing other than the events described below needs to be disclosed.

From January 1, 2015 through the filing date of this Annual Report, the Company issued a total of 12,658 shares of common stock as a result of warrant exercises. The Company received gross cash proceeds of $74,998 for the issuance of such shares upon the exercise on a cash basis to purchase the same number of shares of common stock with an exercise price of $5.925.

In January 2015, the Company issued 8,521 shares of its common stock in connection with RSUs which had been awarded to a non-employee director and vested, but were not issued until the resignation of the director on January 1, 2015.

On January 1, 2015, the Company completed the acquisition of all of the outstanding capital stock of Park from the previous owners (the “Park Sellers,” and such transaction, the “Park Acquisition”), pursuant to a Stock Purchase Agreement, dated November 26, 2014, by and among the Company, the Park Sellers, Park and the Seller Representative (as defined therein) (the “Park Purchase Agreement”). Park is a compounding pharmacy accredited by the Pharmacy Compounding Accreditation Board and is located in Irvine, California. On January 1, 2015 (the “Park Closing Date”), in connection with the closing of the Park Acquisition (the “Park Closing”), the Company paid to the Park Sellers an aggregate cash purchase price of $3,000,000, net of fees and expenses, subject to adjustment based on the final calculation of Park’s working capital and certain other financial information, and issued to the Park Sellers 63,525 shares of the Company’s common stock, valued at $500,000 based on the average closing price of the common stock for the 10 trading days preceding the Park Closing. In addition, the Company is obligated to make 12 quarterly cash payments to the Park Sellers collectively of $53,125 each over the three years following the Park Closing, totaling $637,500. The Park Sellers have the option to receive the last six of such quarterly payments, totaling up to an aggregate of $318,750, in the form of 6,749 shares of the Company’s common stock for each such payment.

In connection with the Park Acquisition, one of the Park Sellers, Dennis Saadeh, entered into an employment agreement with the Company, effective as of January 1, 2015, to act as Senior Director of Corporate Development of Park. In addition, on January 1, 2015, Park and an entity affiliated with and controlled by the Park Sellers entered into a Commercial Lease Agreement, for the lease of certain premises to Park of approximately 4,500 square feet of lab and office space. The monthly rent amount is $9,788 and includes annual increases of approximately 3%.

In February 2015, the Company entered into a lease agreement for approximately 8,602 square feet of lab, warehouse and office space in Roxbury, New Jersey. The current lease term expires on July 31, 2022. The monthly rent amount is $9,548 and includes annual increases of approximately 3.75%, and the lease allows for the first five months of rent amounts to be abated. This facility is currently undergoing construction and being built to serve as an outsourcing facility and pharmacy.

In February 2015, the Company appointed Andrew R. Boll’s as its Chief Financial Officer, and entered into an amended and restated employment agreement (the “CFO Employment Agreement”) with Mr. Boll, which amends, restates and supersedes in its entirety Mr. Boll’s prior employment agreement with the Company dated February 1, 2012. The CFO Employment Agreement provides for the following, among other things: (i) a term of three years, (ii) an annual base salary of $200,000; (iii) eligibility to receive an annual cash bonus in an amount equal to at least 20% of his then-current annual base salary and a target of 50% of his then-current annual base salary, with the precise amount to be determined at the discretion of the Company’s Board of Directors; (iv) if Mr. Boll is terminated other than for cause, by death or by disability or if he terminates his employment with the Company for good reason (any such termination, a “Qualifying Termination”), then Mr. Boll will be entitled to receive, subject to the satisfaction of certain conditions, continued payments of his then-current annual base salary for six months following the date of his termination and a lump-sum payment equal to the pro-rated portion of his minimum annual cash bonus for the then-current year; and (v) in the event of a Qualifying Termination of Mr. Boll on or within 12 months following a change of control, Mr. Boll will be entitled to receive, subject to the satisfaction of certain conditions, continued payments of his then-current annual base salary for six months following the date of his termination, a lump-sum payment equal to the pro-rated portion of his minimum annual cash bonus for the then-current year, and immediate vesting of all of his outstanding equity awards as of the date of his termination. In connection with Mr. Boll’s appointment as the Company’s Chief Financial Officer, the Company’s Board of Directors has granted the following equity awards to Mr. Boll, in each case under the Plan: (i) a performance-based restricted stock unit award of up to 157,500 shares of the Company’s common stock, which will vest if the Company achieves and maintains certain stock price vesting targets during the three-year period following the date of grant of the award and subject to Mr. Boll’s continued employment with the Company on the third anniversary of the date of grant, subject to certain exceptions, and (ii) a RSU award of up to 30,000 shares of the Company’s common stock, which will vest on the third anniversary of the date of grant, subject to Mr. Boll’s continued employment with the Company on such date and accelerated vesting of all unvested shares thereunder upon the occurrence of a change in control (as defined in the Plan), and is subject to the Company’s standard form of award agreement for RSUs granted under the Plan.

In February 2015, the Company appointed John P. Saharek as of the Company’s Chief Commercial Officer, effective as of February 1, 2015, and entered into an employment agreement (the “CCO Employment Agreement”) with Mr. Saharek. The CCO Employment Agreement provides for the following, among other things: (i) a term of three years, (ii) an annual base salary of $220,000; (iii) eligibility to receive an annual cash bonus in an amount equal to a target of 50% of his then-current annual base salary, with the precise amount to be determined at the discretion of the Company’s Board of Directors; (iv) in the event of a Qualifying Termination of Mr. Saharek, Mr. Saharek will be entitled to receive, subject to the satisfaction of certain conditions, continued payments of his then-current annual base salary for six months following the date of his termination; and (v) in the event of a Qualifying Termination of Mr. Saharek on or within 12 months following a change of control, then Mr. Saharek will be entitled to receive, subject to the satisfaction of certain conditions, continued payments of his then-current annual base salary for 12 months following the date of his termination and immediate vesting of all of his outstanding equity awards as of the date of his termination. In connection with Mr. Saharek’s appointment as the Company’s Chief Commercial Officer, the Company’s Board of Directors has granted the following equity awards to Mr. Saharek, in each case under the Plan: (i) a stock option award of up to 90,000 shares of the Company’s common stock, which has a term of 10 years and an exercise price of $7.37, will vest in equal quarterly installments over a three-year period, subject to Mr. Saharek’s continued employment with the Company at the end of such period and accelerated vesting of all unvested shares thereunder upon the occurrence of a change in control (as defined in the Plan), and is subject to the Company’s standard form of award agreement for stock options granted under the Plan, and (ii) a RSU award of up to 30,000 shares of the Company’s common stock, which will vest on the third anniversary of the date of grant, subject to Mr. Saharek’s continued employment with the Company on such date and accelerated vesting of all unvested shares thereunder upon the occurrence of a change in control (as defined in the Plan), and is subject to the Company’s standard form of award agreement for restricted stock units granted under the Plan.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
2.2	Membership Interest Purchase Agreement, dated February 10, 2014, among John Scott Karolchyk and Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 11, 2014)
2.3	Stock Purchase Agreement, dated as of November 26, 2014, by and between Imprimis Pharmaceuticals, Inc., and Dennis Saadeh and Tina Sulic-Saadeh (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 2, 2014)
3.1*	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014
3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.7	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)
10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.9#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.10	License Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)
10.21	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)
10.12	Strategic Alliance Agreement, dated February 18, 2013, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 21, 2013)
10.13#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.14#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

36

10.15+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)
10.16+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.17	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.18+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.19	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.20	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.21	License Agreement, dated as of October 24, 2014, by and between Imprimis Pharmaceuticals, Inc. and Urigen Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on October 29, 2014)
10.22#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.23#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.24#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, Chief Financial Officer.
101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

37