Form 10-Q
period 2015-03-31
Imprimis Pharmaceuticals, Inc.
filed 2015-05-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of May 12, 2015, 9,551,026 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,898	$8,211
Restricted short-term investments	150	150
Accounts receivable, net	436	81
Inventories	711	373
Prepaid expenses and other current assets	413	241
Total current assets	4,608	9,056
Intangible assets, net	3,154	611
Goodwill	1,134	332
Furniture and equipment, net	479	243
TOTAL ASSETS	$9,375	$10,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,145	$787
Accrued payroll and related liabilities	852	716
Customer deposits	17	2
Current portion of deferred acquisition obligation and accrued interest	195	-
Current portion of contingent acquisition obligations	-	31
Current portion of capital lease obligations	27	24
Total current liabilities	2,236	1,560

Capital lease obligations, net of current portion	12	19
Accrued expenses, net of current portion	35	30
Deferred acquisition obligation, net of current portion	403	-
Contingent acquisition obligations, net of current portion	483	483
TOTAL LIABILITIES	3,169	2,092
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,353,704 and 9,258,231 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9	9
Additional paid-in capital	51,155	50,006
Accumulated deficit	(44,958)	(41,865)
TOTAL STOCKHOLDERS’ EQUITY	6,206	8,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,375	$10,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Sales, net	$1,562	$-
License revenues	1	2
Total revenues	1,563	2
Cost of sales	(1,007)	-
Gross profit	556	2
Operating expenses:
Selling and marketing	1,012	382
General and administrative	2,480	1,895
Research and development	181	60
Total operating expenses	3,673	2,337
Loss from operations	(3,117)	(2,335)
Other income (expense):
Interest income (expense), net	(7)	10
Other income	31	-
Total other income, net	24	10
Net loss	$(3,093)	$(2,325)
Basic and diluted net loss per share of common stock	$(0.33)	$(0.26)
Weighted average number of shares of common stock outstanding, basic and diluted	9,337,275	9,010,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,093)	$(2,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	44	3
Amortization of intangible assets	82	-
Non-cash gain on contingent acquisition obligations	(31)	-
Stock-based compensation	658	688
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	44	(2)
Inventories	(106)	-
Prepaid expenses and other current assets	(97)	(45)
Accounts payable and accrued expenses	104	145
Accrued payroll and related liabilities	105	(140)
Customer deposits	15	-
NET CASH USED IN OPERATING ACTIVITIES	(2,275)	(1,676)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net of cash acquired	(3,005)	-
Cash advances to Pharmacy Creations, LLC	-	(41)
Purchases of furniture and equipment	(28)	(10)
NET CASH USED IN INVESTING ACTIVITIES	(3,033)	(51)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligation	(7)	-
Payments for deferred financing costs	(75)	-
Net proceeds from exercise of warrants and stock options	77	349
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5)	349
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,313)	(1,378)
CASH AND CASH EQUIVALENTS, beginning of period	8,211	15,579
CASH AND CASH EQUIVALENTS, end of period	$2,898	$14,201
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$1
Cash paid for interest	$2	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$39	$-
Issuance of common stock and fair value of deferred acquisition obligations related to the purchase of Park Compounding	$966	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

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

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy and on January 1, 2015, the Company acquired South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), a California based compounding pharmacy. Effective with the acquisition of PC, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $3,093 and $2,325 for the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of approximately $44,958 and $41,865 as of March 31, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $2,275 and $1,676 for the three months ended March 31, 2015 and 2014, respectively.

On May 11, 2015, the Company entered into a loan agreement (the “LSAF Agreement”) with Life Science Alternative Funding, in which the Company received net proceeds of $9,684 (see Note 12).

From April 1, 2015 through the filing date of this Quarterly Report, the Company received $1,169 in proceeds from warrant exercises (see Note 12).

While there is no assurance, we believe that cash and cash equivalents and restricted investments of approximately $3,048 at March 31, 2015, together with the proceeds described above and expected revenues and expenses, will be sufficient to sustain our planned level of operations for at least the next twelve months.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2015 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At March 31, 2015, the Company had approximately $2,648 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $166 and $4 as of March 31, 2015 and December 31, 2014, respectively.

Revenue Recognition and Deferred Revenue

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company began generating revenues upon the acquisition of PC in the second quarter of 2014, which include sales of certain of the Company’s proprietary compounded drug formulations and certain non-proprietary products.

Product Revenues

Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded. The Company will defer any revenues received for a product that has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered and no refund will be required.

License Revenues

License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements.

Non-refundable fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the part of the Company are recognized as revenue when the license term commences and the licensed data, technology, compounded drug preparation and/or other deliverable is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. The Company defers recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company’s continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by the Company, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired development technologies and patents; and

●	discount rates utilized in valuation estimates.

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

The goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

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

Impairment of Long-Lived Assets

Long-lived assets, such as furniture and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material.

During the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment of long-lived assets.

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

At March 31, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At March 31, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, deferred acquisition obligations and capital leases. The carrying amount of these financial instruments, except for the restricted short-term investments, deferred acquisition obligations and the capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations and capital leases approximate their respective fair values.

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Total billing and collection management expense under this agreement for the three months ended March 31, 2015 was $6, and is included in selling and marketing expenses in the accompanying condensed consolidated statement of operations. The amount due under the agreement as of March 31, 2015 was $95.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the condensed consolidated financial statements based upon their estimated fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo Simulation to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the Financial Accounting Standards Board (“FASB”) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms of the equity instruments. The measurement date for the estimated fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the estimated fair value of the equity instrument is primarily recognized over the term of the consulting agreement. According to FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the estimated fair value of nonforfeitable equity instruments issued for future consulting services as prepaid stock-based consulting expenses in its condensed consolidated balance sheets.

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of March 31, 2015, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at March 31, 2015 or December 31, 2014, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended March 31, 2015 and 2014. The Company is subject to taxation in the United States and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, RSUs and warrants were 3,339,496 and 3,380,095 at March 31, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Common stock equivalents at March 31, 2015 included 23,665 shares of common stock underlying RSUs awarded to directors that had vested, but the issuance and delivery of these shares are deferred until the director resigns.

The following table shows the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2015 and 2014:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Numerator – net loss	$(3,093)	$(2,325)
Denominator – weighted average number of shares outstanding, basic and diluted	9,337,275	9,010,602
Net loss per share, basic and diluted	$(0.33)	$(0.26)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, realizability of inventories, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the condensed consolidated financial statements for the period ended March 31, 2015. The Company has classified in these financial statements certain expenses as selling and marketing, whereas in prior periods certain of these expenses were included in an expense line item titled selling, general and administrative in the condensed consolidated statements of operations. These reclassifications had no material impact on the Company’s financial position, results of operations or cash flows as previously reported.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date of this updated guidance for public entities and others. The comment deadline for the one-year deferral period is May 29, 2015. The Company is currently evaluating the expected impact of this new accounting standard on its consolidated financial statements.

NOTE 3. ACQUISITIONS

Acquisition of Park

On January 1, 2015, the Company acquired all of the outstanding membership interests of Park (the “Park Acquisition”) from its previous owners (the “Sellers”), such that Park became a wholly owned subsidiary of the Company. The acquisition of Park permits the Company to further make and distribute its patent-pending proprietary drug formulations and other novel pharmaceutical solutions and introduces the Company to new geographic and compounded formulation markets.

The transaction has been accounted for as a business combination and the financial results of Park have been included in the Company’s condensed consolidated financial statements for the period subsequent to the acquisition.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed for Park are presented below and represent the Company’s best estimates.

Fair Value of Consideration Transferred

At the closing of the Park Acquisition, the Company paid to the Sellers an aggregate cash purchase price of $3,000, net of fees and expenses, which is subject to adjustment based on the final calculation of Park’s working capital and certain other financial information, and a $100 payment for cash remaining in a Park bank account, and we issued to the Sellers 63,525 shares of the Company’s restricted common stock, valued at $500 based on the average closing price of the Company’s common stock for the 10 trading days preceding the closing. In addition, the Company is obligated to make 12 quarterly cash payments to the Sellers collectively of $53 each over the three years following the closing of the Park Acquisition, totaling $638; provided that the Sellers will have the option to receive the last six of such payments, totaling up to an aggregate of $319, in the form of 6,749 shares of the Company’s common stock for each such payment. The convertible features of the deferred consideration provide for a rate of conversion that is at market value, and as a result no value was attributed to the conversion feature.

Management applied a discount rate of 25% to the restricted common stock issued at the closing of the Park Acquisition due to a lack of marketability of such shares as a result of certain restrictions on their transfer. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $4,066.

A $591 liability was recognized for the estimated acquisition date fair value of the deferred consideration and is included in the deferred acquisition obligations in the accompanying condensed consolidated balance sheet at March 31, 2015.

The total acquisition date fair value of consideration transferred and to be transferred is estimated as follows:

Cash payment to Sellers at closing	$3,100
Restricted common stock issuance to Sellers at closing	375
Deferred consideration to Sellers	591
Total acquisition date fair value	$4,066

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of January 1, 2015, the acquisition date. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$95
Accounts receivable	399
Inventories	232
Furniture and equipment	252
Intangible assets	2,625
Total identifiable assets acquired	3,603
Accounts payable and accrued expenses	304
Other liabilities	35
Total liabilities assumed	339
Total identifiable assets less liabilities assumed	3,264
Goodwill	802
Net assets acquired	$4,066

The fair value adjustments made herein and the allocation of purchase price is preliminary. The final allocation will be based on estimates and appraisals that will be finalized within one year of the closing of the Park Acquisition and based on the Company’s final evaluation of Park’s assets and liabilities, including both tangible and intangible assets. The final allocation of purchase price and the resulting effect on net income (loss) may differ from the amounts included herein. If the Company’s final purchase price allocation differs from the allocation used in preparing these condensed consolidated financial statements, the Company’s tangible and intangible assets and net loss could be higher or lower than the amounts presented in these condensed consolidated financial statements.

Results of Operations

The amount of revenues and net loss of Park included in the Company’s condensed consolidated statement of operations from the acquisition date through the period ended March 31, 2015 are as follows:

Total revenues	$1,035
Net loss	$(2)

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the acquired intangible assets of Park. In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of the acquired assets, analyses of historical financial performance of Park and estimates of future performance of Park. The fair values of the identified intangible assets related to Park’s customer relationships, trade name, non-competition clause, and state pharmacy licenses. Customer relationships and the non-competition clause were calculated using the income approach. Trade name and state pharmacy licenses were calculated using the cost approach. The following table sets forth the components of identified intangible assets associated with the Park Acquisition and their estimated useful lives.

	Fair Value	Useful Life

Customer relationships	$2,383	3 - 15 years
Trade name	10	5 years
Non-competition clause	224	3 years
State pharmacy licenses	8	25 years
	$2,625

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual life associated with the respective assets. Trade names represent the fair value of the brand and name recognition associated with the marketing of Park’s formulations and services. Customer relationships represent the expected future benefit from contracts and relationships which, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of Park. The non-competition clause represents the contractual period and expected degree of adverse economic impact that would exist in its absence. Licenses represent twelve state pharmacy licenses Park held at the date of acquisition.

Goodwill

Of the total estimated purchase price for the Park Acquisition, $802 was allocated to goodwill and is attributable to expected synergies between the combined companies, including access for the Company to fulfill prescriptions with its patent-pending proprietary drug formulations through Park’s market channels and assembled workforce. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets acquired. Goodwill resulting from the business will be tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

2014 Acquisition of PC

On April 1, 2014, the Company completed the acquisition of PC. The Company has included the financial results of PC in its condensed consolidated financial statements from the date of acquisition. The total purchase price for PC was approximately $1,115, which consisted of approximately $600 in cash payments and $515 in contingent consideration. The Company has recorded $124 of net tangible assets less liabilities, $659 of identifiable intangible assets, and $332 of goodwill in connection with such acquisition.

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including Park and PC) for the three months ended March 31, 2014, as though the companies had been combined as of the beginning of the period presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets, interest charges and eliminations of intercompany transactions.

For the
Three Months Ended
March 31, 2014
Total revenues	$1,527
Net loss	$(2,177)

The Company incurred approximately $151 in acquisition expenses related to the Park Acquisition, and did not incur material acquisition expenses related to the PC acquisition.

NOTE 4. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at March 31, 2015 and December 31, 2014 consist of certificates of deposit, which are classified as held-to-maturity. At March 31, 2015 and December 31, 2014, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At March 31, 2015 and December 31, 2014, the certificates of deposit of $150 were classified as a current asset. These certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease, and they automatically renew every twelve months.

NOTE 5. INVENTORIES

Inventories are comprised of over-the-counter retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014

Raw materials	$365	$146
Work in progress	-	98
Finished goods	346	129
Total inventory	$711	$373

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014

Prepaid insurance	$105	$124
Other prepaid expenses	133	82
Deferred financing costs	75	-
Deposits and other current assets	100	35
Total prepaid expenses and other current assets	$413	$241

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2015 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	carrying value
Customer relationships	3-15 years	$2,979	$(100)	$2,879
Trade name	5 years	15	(2)	13
Non-competition clause	3-4 years	274	(27)	247
State pharmacy licenses	25 years	16	(1)	15
		$3,284	$(130)	$3,154

Amortization expense for intangible assets for the three months ended March 31, 2015 was as follows:

For the
Three Months Ended
March 31, 2015
Customer relationships	$63
Trade name	1
Non-competition clause	18
State pharmacy licenses	-
$82

Estimated future amortization expense for the Company’s intangible assets at March 31, 2015 is as follows:

Years ending December 31,
Remainder of 2015	$247
2016	330
2017	330
2018	264
2019	204
Thereafter	1,779
$3,154

The changes in the carrying value of the Company’s goodwill during the three months ended March 31, 2015 were as follows:

Balance at January 1, 2015	$332
Acquisition of Park (see Note 3)	802
Balance at March 31, 2015	$1,134

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014

Accounts payable	$1,117	$699
Deferred rent	5	5
Building lease liability(1)	58	74
Other accrued expenses	-	39	(2)
Total accounts payable and accrued expenses	1,180	817
Less: Current portion	(1,145)	(787)
Non-current total accrued expenses and accounts payable	$35	$30

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $39 stock-based compensation accrual at December 31, 2014 related to stock options granted for consulting services provided. The stock options were granted during the three months ended March 31, 2015 and the $39 was recorded to additional paid-in-capital.

NOTE 9. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During January 2015, the Company issued 63,525 shares of restricted common stock, valued at $375, in connection with the Park Acquisition (see Note 3).

In January 2015, the Company issued 8,521 shares of its common stock in connection with RSUs that had been awarded to a non-employee director and had vested, but were not issued and settled until the resignation of the director on January 1, 2015.

During the three months ended March 31, 2015, 4,968 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

During the three months ended March 31, 2015, the Company issued a total of 23,427 shares of common stock as a result of warrant exercises. Of these, the Company received gross cash proceeds of $77 for the issuance of 12,658 shares of common stock upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with an exercise price of $5.925, and the Company received no cash proceeds for the issuance of 10,769 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 30,000 shares of common stock with an exercise price of $5.25 per share.

Preferred Stock

At March 31, 2015, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of March 31, 2015, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the three months ended March 31, 2015 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2015	1,029,240	$5.74
Options granted	114,673	$7.42
Options exercised	-	$-
Options cancelled/forfeit	-	$-
Options outstanding - March 31, 2015	1,143,913	$5.91	6.20	$2,356
Options exercisable	786,323	$5.40	5.00	$2,421
Options vested and expected to vest	1,108,154	$5.87	6.13	$2,327

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2015, based on the closing price of the Company’s common stock of $7.99 on that date.

During the three months ended March 31, 2015, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the three months ended March 31, 2015 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The expected volatility is based on the historical volatilities of the common stock of the Company and comparable publicly traded companies based on the Company’s belief that it currently has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach,” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2015
Weighted-average fair value of options granted	$6.05
Expected terms (in years)	5.81 - 6.11
Expected volatility	106 - 121%
Risk-free interest rate	1.62 - 1.64%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2015
Weighted-average fair value of options granted	$6.18
Expected terms (in years)	10.00
Expected volatility	109%
Risk-free interest rate	1.06%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - $3.20	250,000	4.32	$2.80	250,000	$2.80
$3.60 - $4.51	337,723	4.70	$4.36	277,099	$4.41
$5.49 - $7.99	305,230	8.97	$6.92	93,264	$6.57
$8.06 - $10.75	244,160	6.78	$8.99	159,160	$9.01
$28.00 - $80.00	6,800	4.88	$40.86	6,800	$40.86
	1,143,913	6.20	$5.91	786,323	$5.40

As of March 31, 2015, there was approximately $1,967 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.4 years. The stock-based compensation for all stock options was $279 during the three months ended March 31, 2015.

Restricted Stock Units

Restricted stock unit, or RSU, awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs. Unvested portions of RSUs issued to consultants are remeasured on an interim basis until vesting criteria is met.

During February 2015, the Company granted 30,000 RSUs to its Chief Financial Officer, Andrew R. Boll and 30,000 RSUs to its Chief Commercial Officer, John P. Saharek, valued at $442 in the aggregate. The RSUs were granted pursuant to the Plan and will vest on the third anniversary of the RSU grant date, subject to the applicable employee’s continued employment with the Company on such date and accelerated vesting of all unvested shares thereunder upon the occurrence of a change in control (as defined in the Plan).

During February 2015, the Company granted 157,500 RSUs to Mr. Boll, which are subject to the satisfaction of certain market-based and continued service conditions (the “Boll Performance Equity Award”). The market-based vesting criteria are separated into five tranches and require that the Company achieve and maintain certain stock price targets ranging from $10 per share to $30 per share during the three-year period following the grant date. With certain limited exceptions, Mr. Boll must be employed with the Company on the third anniversary of the grant date in order for the Boll Performance Equity Award to vest. The initial fair value of the Boll Performance Equity Award was $228 using a Monte Carlo Simulation with a three-year life, 60% volatility and a risk free interest rate of 0.77%.

The market-based vesting conditions applicable to the Boll Performance Equity Award are as follows:

Tranche	Number of Shares	Target Share Price
Tranche 1	30,000 shares	$10.00 or greater
Tranche 2	30,000 shares	$15.00 or greater
Tranche 3	30,000 shares	$20.00 or greater
Tranche 4	30,000 shares	$25.00 or greater
Tranche 5	37,500 shares	$30.00 or greater

For each respective tranche to vest the following conditions must be met: (i) the Company’s common stock must have an official closing price at or above the Target Share Price for the respective tranche (each such date, a “Trigger Date”); (ii) during the period that includes the Trigger Date and the immediately following 19 trading days (the “Measurement Period”), the arithmetic mean of the 20 closing prices of the Company’s common stock during the Measurement Period must be at or above the Target Share Price for such tranche; and (iii) with certain limited exceptions, Mr. Boll must be in continuous service with the Company through the third anniversary of the grant date. Any unvested RSUs under the Boll Performance Equity Award will be forfeited on the third anniversary of the grant date.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

RSUs unvested - January 1, 2015	1,276,815	$3.20
RSUs granted	217,500	$3.08
RSUs vested	(4,968)	$7.55
RSUs cancelled/forfeit	(6,209)	$6.85
RSUs unvested at March 31, 2015	1,483,138	$3.15

As of March 31, 2015, the total unrecognized compensation expense related to unvested RSUs was approximately $2,214, which is expected to be recognized over a weighted-average period of 1.3 years, based on the vesting schedules of the applicable RSUs. The stock-based compensation for RSU’s during the three months ended March 31, 2015 was $379.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders, underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the three months ended March 31, 2015 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2015	690,944	$6.05
Granted	-	$-
Exercised	(42,658)	$5.45
Expired	-	$-
Warrants outstanding and exercisable - March 31, 2015	648,286	$6.10
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2015	0.61

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the three months ended March 31, 2015 was approximately $109.

A list of the warrants outstanding as of March 31, 2015 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Warrants issued to a former major shareholder	4/25/2012	48,262	$5.93	48,262	4/25/2015
Warrants issued in April 2012 private placement	4/25/2012	483,879	$5.93	483,879	4/25/2015
Underwriter Warrants	2/7/2013	56,145	$5.25	56,145	2/7/2018
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		648,286	$6.10	648,286

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Employees - selling and marketing	$68	$14
Employees - general and administrative	521	543
Directors - general and administrative	45	42
Consultants - selling and marketing	24	16
Consultants - general and administrative	-	69
Consultants - research and development	-	4
Total	$658	$688

NOTE 10. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital leases with an interest rate of 4.25% per annum. At March 31, 2015, future payments under the Company’s capital leases were as follows:

Year ending December 31,
Remainder of 2015	$22
2016	19
Total minimum lease payments	41
Less amount representing interest	(2)
Present value of future minimum lease payments	39
Less current portion	(27)
Capital lease obligation, net of current portion	$12

The value of the equipment under capital leases as of March 31, 2015 was $60, with related accumulated depreciation of $13.

Operating Leases

In February 2015, the Company entered into a lease agreement for approximately 8,602 square feet of lab, warehouse and office space in Roxbury, New Jersey. The current lease term expires on July 31, 2022. The monthly rent amount is $10 and includes annual increases of approximately 3.75%, and the lease allows for the first five months of rent amounts to be abated. This facility is currently undergoing construction to serve as an outsourcing facility and pharmacy.

In January 2015, the Company entered into a commercial lease agreement, for the lease of certain premises to Park of approximately 4,500 square feet of lab and office space. The monthly rent amount is $10 and includes annual increases of approximately 3%.

In June 2014, the Company entered into a lease agreement for 7,565 square feet of office space that commenced on September 1, 2014 and continues until October 31, 2018. Monthly rent began on September 1, 2014 in the amount of $20 with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for two months at various times during the lease agreement. This space serves as our corporate headquarters.

In April 2013, the Company entered into a lease agreement for 3,874 square feet of office space that commenced on May 1, 2013 and continues until September 30, 2016. Monthly rent began on May 1, 2013 in the amount of $10 with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for five months at various times during the lease agreement. In February 2015, the Company entered into a sublease agreement to sublet this space through the remaining term of the lease at a monthly rent amount of $8.

In January 2010, PC entered into a lease agreement for 3,137 square feet of office and laboratory space that commenced on January 1, 2010 and continues until December 31, 2015. Monthly rent began on January 1, 2010 in the amount of $4.

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

Urigen License

On October 24, 2014, (the “Urigen Effective Date”), the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”), pursuant to which Urigen granted to the Company a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product (“HLA”), a heparin and alkalinized lidocaine compounded formulation, for the prevention or treatment of disorders of the lower urinary tract. Such license was non-exclusive until, on April 24, 2015, the Company exercised its option to convert the non-exclusive license to an exclusive license for the remaining term of the Urigen License, subject only to certain specified existing sublicenses (the “Existing Sublicenses”).

As consideration for the license granted under the Urigen License, the Company agreed to pay Urigen annual tiered royalties based on sales of HLA, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) $0.50 per dose (dollar amount not presented in thousands), and (ii) 15% - 20% of the Company’s net sales of HLA, with the royalty amount within such range depending on the Company’s aggregate sales of HLA during the period to which the royalty payment applies. The minimum annual royalty payment consists of (a) for the 2015 calendar year, the greater of (i) 110% of the aggregate royalties paid to Urigen under the Existing Sublicenses during the preceding 12 months, on a prorated basis, and (ii) $800, less the aggregate royalties paid to Urigen under the Existing Sublicenses during the 2015 calendar year, and (b) for each calendar year thereafter, 110% of the aggregate amount owed by the Company to Urigen under the Urigen License during the prior calendar year. The Company is obligated to pay such royalties beginning with its first commercial sale of HLA and continuing until the expiration of the patents subject to the license granted under the Urigen License. The Company has also agreed to use commercially reasonable efforts to develop and commercialize HLA according to the terms of a diligence plan agreed to by the parties, which efforts will include, without limitation, the Company’s investment of $2,000 in commercialization efforts of HLA, which investment and timeline can be adjusted dependent on market circumstances, and is expected to be incurred over 18-24 months following the Urigen Effective Date.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License terminates upon the first commercial sale of HLA by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market HLA in the U.S., if market approval is granted. The Company shall have the option, at its discretion, to become a non-exclusive distributor of HLA following the FDA granting Urigen such market approval. $2 in royalty amounts have been accrued under the Urigen License during the three months ended March 31, 2015 and such amounts are included in cost of sales in the accompanying condensed consolidated statement of operations.

PCCA License Agreement

On August 30, 2012, the Company entered into a license agreement with Professional Compounding Centers of America (“PCCA”), pursuant to which PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products that the Company may produce, which royalties will range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the license agreement if the Company fails to commence efforts to research and develop any such products within certain time periods, as set forth in the license agreement. No royalty amounts have been paid or accrued under this agreement during the three months ended March 31, 2015 and 2014.

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a strategic alliance agreement with PCCA. Under this agreement, PCCA has agreed that, during the term of the agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and further provide certain key technical assistance with respect to any potential development project the Company may pursue associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal. This agreement automatically renewed for a one-year term on February 18, 2015. No royalty amounts have been paid or accrued under this agreement during the three months ended March 31, 2015 and 2014.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. No royalty amounts have been paid or accrued under these agreements during the three months ended March 31, 2015 and 2014.

NOTE 11. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2015 and 2014 are attributed to the United States. All long-lived assets at March 31, 2015 are located in the United States.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three months ended March 31, 2015.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 67% of drug and chemical purchases during the three months ended March 31, 2015.

NOTE 12. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2015 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

From April 1, 2015 through the filing date of this Quarterly Report, the Company issued a total of 197,322 shares of common stock as a result of warrant exercises. The Company received gross cash proceeds of $1,169 for the issuance of such shares upon the exercise of warrants to purchase the same number of shares of common stock with an exercise price of $5.925.

In April 2015, warrants to purchase 334,819 shares of the Company’s common stock with an exercise price of $5.925 were cancelled following the expiration of their contractual term.

Loan Agreement

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “Lender”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, the Lender made available to the Company term loans in the aggregate principal amount of up to $15,000,000, $10,000,000 of which was drawn on May 11, 2015 and the remaining $5,000,000 of which will be available to be drawn, at the Company’s option, upon the Company’s achievement of at least $15,000,000 in trailing 12-month revenue during any consecutive 12-month period through May 11, 2016. The Company intends to use the proceeds from the loans for working capital and general corporate purposes.

The term loans bear interest at a fixed per-annum rate equal to 12.5%. The Loan Agreement permits the Company to pay interest only on the principal amount loaned thereunder for the first three years, which interest-only period may be reduced to 20 months if the Company does not meet certain minimum revenue or cash balance requirements. After the end of the interest-only period, the Company will be required to pay interest, plus repayments of the principal amounts under the Loan Agreement, in 24 equal monthly installments. All amounts owed under the Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. The Company may elect to prepay all, but not less than all, of the amounts owed under the Loan Agreement prior to the maturity date, provided that on exit fee equal to 5% of the principal amount of the loans funded at such time is also paid. The Company is also obligated under the Loan Agreement to pay for certain expenses incurred by the Lender through and after the date of the Loan Agreement, including certain fees and expenses relating to the preparation and administration of the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Company is bound by certain affirmative covenants setting forth actions that the Company must take during the term of the Loan Agreement, including, among others, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that the Company may not take during the term of the Loan Agreement without the Lender’s consent, including, among others, disposing of certain of the Company’s or its subsidiaries’ business or property, incurring certain additional indebtedness, entering into certain merger, acquisition or change of control transactions, paying certain dividends or distributions on or repurchasing any of the Company’s capital stock, or incurring any lien or other encumbrance on the Company’s or its subsidiaries’ assets, subject to certain permitted exceptions. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder may be declared immediately due and payable by the Lender. Events of default include, among others, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material adverse change in the business, operations or condition of the Company or any of its subsidiaries; the breach by the Company or its subsidiaries of certain of their material agreements with third parties; the initiation of certain regulatory enforcement actions against the Company or its subsidiaries; the rendering of certain types of fines or judgments against the Company or its subsidiaries; any breach by the Company or its subsidiaries of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company or its subsidiaries in connection with the Loan Agreement to be correct in any material respect when made.

The Company’s obligations under the Loan Agreement are guaranteed on a secured basis by its wholly owned subsidiaries, PC and Park. Each of the Company and its subsidiaries has granted the Lender a security interest in substantially all of its personal property, rights and assets, including intellectual property rights and equity ownership, to secure the payment of all amounts owed under the Loan Agreement.

In connection with the Loan Agreement, the Company has issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, has an exercise price of $7.85 per share and has a term of 10 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Our condensed consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to Imprimis Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries. Unless otherwise stated, all information regarding share amounts of common stock and prices per share of common stock described in this discussion and analysis and elsewhere in this Quarterly Report reflect the reverse stock splits of our authorized, issued and outstanding common stock effected on February 28, 2012 and February 7, 2013.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions of Pharmacy Creations, LLC (“Pharmacy Creations”) and South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”) and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $45.0 million at March 31, 2015. Beginning on April 1, 2014, the date of our acquisition of Pharmacy Creations, we began generating revenue from sales by our pharmacies of certain of our proprietary ophthalmic drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

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

Our Dropless Therapy compounded formulations include Tri-Moxi and Tri-Moxi-Vanc used as an injectable during ocular surgery, which ophthalmologists have reported has substantially reduced or, in many cases, eliminated the need for patient-administered eye drops following ocular surgeries they have performed. Since the launch of our associated Go Dropless™ educational campaign in April 2014, more than 300 ophthalmologists have started to use our Dropless Therapy compounded formulations, and since its launch our Dropless Therapy compounded formulations have been used in over 45,000 ocular surgeries, primarily cataract surgeries. In the future, we aim for our Dropless Therapy to be initiated at additional high volume cataract surgery practices, hospitals and large ambulatory surgery centers throughout the U.S.

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

Urologic Formulations

Our currently commercially available urologic compounded formulation consists of a patented formulation of heparin and alkalinized lidocaine (“HLA”), to which we acquired development and commercialization rights in 2014. HLA is delivered directly to the bladder for the treatment of interstitial cystitis (“IC”), also known as painful bladder syndrome. Since the HLA formulation first became available as a compounded drug in 2011, there have been an estimated 140,000 HLA instillation procedures completed in the U.S. During the first quarter of 2015, we commercially launched our HLA compounded formulation and introduced Defeat IC, our national education campaign designed to increase awareness among medical practitioners about IC and our HLA treatment option.

Our other commercially available urologic compounded formulation consists of lyophilized Tri-Mix (phentolamine papaverine and prostaglandin) formulations for the treatment of erectile dysfunction (ED). Our Tri-Mix compounded formulations  are dispensed in single-dose vials that can be conveniently transported and stored prior to reconstitution and self-administration. According to the American Urological Association, intracavernous vasoactive injections are considered the most effective treatment for erectile dysfunction.

We have also acquired intellectual property related to an injectable compounded formulation comprised of pentoxifylline for the treatment of certain fibrotic conditions, including Peyronie’s Disease (“PD”). A researcher-initiated study using our patent-pending pentoxifylline compounded formulation for the treatment of PD was initiated in 2014, and we may commercially launch this compounded formulation following the completion of the research and release of its results, which is expected in 2015.

Compounding Pharmacies and Outsourcing Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Compounding pharmacies work with physicians to develop customized medications for individually identified patients, and the compounding pharmacy prepares these customized formulations upon receipt of a physician prescription for an individual patient. Pharmacy Creations and Park, our wholly owned pharmacies accredited by the Pharmacy Compounding Accreditation Board (“PCAB”), make, dispense and sell our proprietary ophthalmology and urology compounded formulations, complementary compounded formulations within the ophthalmology and urology therapeutic areas, and other non-proprietary compounded formulations in other therapeutic areas. Our pharmacies are collectively licensed to distribute compounded formulations in 42 states. In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build this space into an outsourcing facility, which will be required to comply with certain additional requirements, including adherence to current good manufacturing practices (“cGMP”), and will be permitted to compound large quantities of certain drug formulations without a prescription and distribute these formulations out of state without limitation. We expect construction efforts for our New Jersey-based outsourcing facility to be completed in the fourth quarter of 2015. We are also in the process of developing “ImprimisRx” as a uniform brand for our drug fulfillment facilities, pharmacies and operations, which we intend to launch in 2015. We operate our pharmacy business under the regulatory framework described in the U.S. Drug Quality and Security Act (“DQSA”) of 2013, the Federal Food Drug and Cosmetic Act (“FDCA”) and applicable state pharmacy laws.

Historical Impracor Program

Historically, our business focused on developing, obtaining approval from the U.S. Food and Drug Administration (“FDA”) for, and commercializing our former topical pain management product candidate Impracor. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues, in November 2013 we announced our discontinuation of the proposed Phase 3 clinical trial for Impracor. We do not expect to resume a Phase 3 clinical trial for Impracor or otherwise invest in the commercial development of this asset.

Plan of Operations

Our operating plan for the next 12 months is focused on increasing sales of our proprietary ophthalmic and urologic compounded formulations and certain non-proprietary products, normalization of pricing for our proprietary compounded formulations, and growing our prescription fulfillment and dispensing capabilities. Additionally, we plan to continue to pursue development and commercialization opportunities for certain of our ophthalmology, urology and other assets that we have not yet made commercially available as compounded formulations. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “—Liquidity and Capital Resources” below.

Although we have engaged distributors for certain of our proprietary compounded formulations in non-U.S. markets, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2015. For our proprietary ophthalmic and urologic compounded formulations, we have developed and plan to continue to build small internal sales and commercialization teams that are focused on growing sales of these compounded formulations through, among other things, educating doctors, ambulatory surgery centers, hospitals and other users throughout the U.S. about our products. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our recent launches of our ophthalmology and urology formulations and commercialization campaigns. However, we have limited experience developing and commercializing compounded formulations and we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our pharmacies pursuant to a prescription for an individually identified patient. Additionally, we are in the process of developing an outsourcing facility in New Jersey, which we expect to be completed in the fourth quarter of 2015. We plan to develop our pharmacy operations into a network of pharmacies and other prescription dispensing facilities to deliver our proprietary compounded formulations to patients. Our efforts to establish a widespread compounding pharmacy network may not be successful, whether due to difficulties integrating, managing or otherwise realizing the benefits of our acquisitions of Pharmacy Creations, Park or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, inability to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations that restrict compounding operations or make them more costly, failure to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, or an inability to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand our pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. We plan to devote time and other resources to seek reimbursement opportunities for these and other compounded formulations and normalize the pricing for our currently available proprietary ophthalmic compounded formulations. We believe there is an economic argument that would allow for price optimization of Dropless Therapy compounded formulations, manufactured to cGMP guidelines, to be priced at or near $100 per unit. According to our internally conducted research, we believe this potentially could allow for Medicare, other public payors and their constituents to save approximately $1 billion annually by substantially eliminating the higher costs of currently available eye drops. We have been in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary compounded formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

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

Recent Developments

Loan Agreement

On May 11, 2015, we entered into a loan agreement with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC, pursuant to which we have received a term loan in the principal amount of $10 million and we have the opportunity, at our option, to receive an additional term loan in the principal amount of $5 million if we satisfy certain revenue milestones on or before May 11, 2016. The term loans bear interest at a fixed per-annum rate of 12.5%. We are permitted to pay interest only for the first three years, which interest-only period may be reduced to 20 months if we do not meet certain minimum revenue or cash balance requirements. After the end of the interest-only period, we will be required to pay interest, plus repayments of the principal amount of the term loans, in 24 equal monthly installments. All amounts owed under the loan agreement, including a final fee of 5% of the aggregate principal amount of the term loans, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. We expect our payment obligations under the loan agreement to total approximately $0.7 million for our 2015 fiscal year.

The term loans are secured by substantially all of our personal property, rights and assets, including our intellectual property rights. Pursuant to the terms of the loan agreement, we are bound by certain restrictive covenants setting forth actions that we are required to take and actions that we are prohibited from taking during the term of the agreement. The lender could declare all amounts owed under the loan agreement due and payable and/or foreclose on our assets that secure the term loans upon the occurrence of specified events of default, which include, among others, the occurrence of certain bankruptcy events; the failure to make payments under the loan agreement when due; the occurrence of a material adverse change in our business, operations or condition; our breach of certain of our material agreements with third parties; the initiation of certain regulatory enforcement actions against us; and our breach of any covenant (subject to cure periods for certain covenants) made in the loan agreement.

Park Acquisition

On January 1, 2015, we completed the acquisition of all of the outstanding capital stock of Park pursuant to a stock purchase agreement entered in November 2014. At the closing of the Park acquisition, we paid an aggregate cash purchase price of $3,000,000, net of fees and expenses, which is subject to adjustment based on the final calculation of Park’s working capital and certain other financial information, and a $100 payment for cash remaining in a Park bank account, and we issued 63,525 shares of our common stock. In addition, we are obligated to make 12 quarterly cash payments of $53,125 each over the three years following January 1, 2015, totaling $637,500. The sellers of Park have the option to receive the last six of such quarterly payments, totaling up to an aggregate of $318,750, in the form of 6,749 shares of our common stock for each such payment.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities commenced on April 1, 2014, and this change in the nature of our operations has had and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations, including aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of Pharmacy Creations and Park and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations. All dollar amounts in the below discussion are expressed in thousands.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, which we began to receive following our acquisitions of Pharmacy Creations and Park, and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014	Variance
Sales, net	$1,562	$-	1,562
License revenues	$1	$2	$(1)
Total revenues	$1,563	$2	$1,561

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and recognizing the associated revenues. As a result, we did not make any such sales or recognize any associated revenues during the three months ended March 31, 2014. On January 1, 2015, we acquired Park, which contributed $1,035 of the total $1,562 in revenues from sales of our proprietary compounded formulations and other non-proprietary formulations and products that we recognized during the three months ended March 31, 2015.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell product, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,		$
	2015	2014	Variance
Cost of sales	$1,007	$-	$1,007

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and incurring the associated costs of such sales. As a result, we did not incur any cost of sales during the three months ended March 31, 2014. On January 1, 2015, we acquired Park, which contributed $525 of the total $1,007 in cost of sales we incurred during the three months ended March 31, 2015.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,		$
	2015	2014	Variance
Selling and marketing	$1,012	$382	$630

We began implementing commercialization efforts in the fourth quarter of 2013 and, following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations. During the three months ended March 31, 2015, there was an increase of $630 in sales and marketing expenses as compared to the same period in the prior year. This increase is attributed to the hiring of additional commercialization personnel, the launch of our urology based marketing efforts, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,		$
	2015	2014	Variance
General and administrative	$2,480	$1,895	$585

For the three months ended March 31, 2015, there was an increase of $585 in general and administrative expenses as compared to the same period in the prior year. The increase in general and administrative expenses is largely attributable to additional expenses related to the acquisitions of Pharmacy Creations and Park and the general increase of our operations, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations, and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,		$
	2015	2014	Variance
Research and development	$181	$60	$121

For the three months ended March 31, 2015, there was an increase of $121 in research and development expenses as compared to the same period in the prior year. The increase was primarily related to our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Interest Income and Expense

Interest income was $2 for the three months ended March 31, 2015, compared to $10 for the same period in the prior year. The decrease was due to a lower average cash balance during the three months ended March 31, 2015 as compared to the same period in the prior year. Interest expense was $9 for the three months ended March 31, 2015, compared to $0 for the same period in the prior year. The increase is due to interest expense recognition related to capital leases entered into during 2014 and deferred acquisition obligations related to the acquisition of Park.

Net Loss

Net loss for the three months ended March 31, 2015 was $(3,093), or $(0.33), basic and diluted net loss per share, compared to a net loss for the same period in the prior year of $(2,325), or $(0.26), basic and diluted net loss per share.

Liquidity and Capital Resources

All dollar amounts in the below discussion are expressed in thousands.

Our cash on hand at March 31, 2015 was $2,898, compared to $14,201 at March 31, 2014. The decrease in cash on hand is primarily attributable to use of cash to support our operations and acquire Pharmacy Creations and Park. Since inception through March 31, 2015, we have incurred aggregate losses to common stockholders of $(44,958). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our former drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2015 and 2014:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Net cash (used in) operating activities	$(2,275)	$(1,676)
Net cash (used in) investing activities	(3,033)	(51)
Net cash (used in) provided by financing activities	(5)	349
Net Change in Cash and Cash Equivalents	(5,313)	(1,378)
Cash and Cash Equivalents at Beginning of the Period	8,211	15,579
Cash and Cash Equivalents at End of the Period	$2,898	$14,201

Operating Activities

Net cash (used in) operating activities was $(2,275) for the three months ended March 31, 2015, as compared to $(1,676) used in operating activities during the same period in the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash (used in) investing activities for the three months ended March 31, 2015 and 2014 was $(3,033) and $(51), respectively. The increase in cash used in investing activities during the three months ended March 31, 2015 was primarily related to the acquisition of Park.

Financing Activities

Net cash (used in) provided by financing activities for the three months ended March 31, 2015 and 2014 was ($5) and $349, respectively. The cash used in financing activities during the three months ended March 31, 2015 is primarily attributable to payments for deferred financing costs in connection with the LSAF loan entered in May 2015, net of proceeds received from cash exercises of warrants. The cash provided by financing activities during the three months ended March 31, 2014 is primarily attributable to cash exercises of stock options and warrants.

Cash Position and Sources of Capital

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $3,048 at March 31, 2015, together with expected future revenues and expenses and revenues received and expenses incurred since such date, including $10,000, net of expenses, of debt proceeds received in May 2015 under our loan agreement, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position to pursue our business plan, including the development and commercialization of our compounded formulations and technologies and the integration and expansion of our pharmacy operations, to pursue potential future strategic transactions, including the construction of an outsourcing facility and potential pharmacy and outsourcing facilities acquisitions, and to otherwise fund our operations. We expect additional funds would be required if we pursue the acquisition of additional compounding pharmacies or outsourcing facilities, conduct any clinical trials or any other studies that may be required to obtain FDA regulatory approval to market any potential product candidates, pursue additional development programs or explore other development opportunities.

We may have the option, if we satisfy certain revenue milestones, to obtain in May 2016 an additional $5,000 of debt proceeds under our loan agreement. We also could seek additional financing from a variety of sources, including equity or debt financing, funding from a corporate partnership or licensing arrangement, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operational covenants included in our May 2015 loan agreement. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, our performance in future periods, general economic conditions and conditions in the pharmaceuticals and pharmacy industries or our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may be forced to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to pursue any or all elements of our business plan and we may be required to cease operations.

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

Critical Accounting Policies

For the three months ended March 31, 2015, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2015, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Quarterly Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

We have incurred losses in every year of our operations, and we may never become profitable.

We have incurred losses in every year of our operations, including net losses of $(10.1 million) for the year ended December 31, 2014. As of March 31, 2015, our accumulated deficit was $(45.0 million). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case, we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities and research and development. Although we have been generating revenue from our pharmacy operations following the closing of our acquisitions of Pharmacy Creations, LLC (“Pharmacy Creations”) on April 1, 2014 and South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”) on January 1, 2015, our ability to generate significant revenues and achieve profitability will depend on a number of factors, including our ability, alone or with others, to identify promising development opportunities and implement appropriate commercialization strategies, develop and commercialize our proprietary compounded formulations, interest physicians and health care organizations in our proprietary formulations, successfully market and sell these formulations, integrate and operate Pharmacy Creations, Park and any other pharmacies or outsourcing facilities we may build or acquire in the future, establish a network of pharmacies with a broad geographic footprint, and comply with federal and state laws related to pharmaceutical compounding and, if applicable, U.S. Food and Drug Administration (“FDA”) regulations for any formulations for which we pursue FDA approval, as well as the other risk factors described in this Item 1A, many of which are outside of our direct control. These activities are costly and susceptible to failure, and we may never be able to achieve or sustain market acceptance of any of our proprietary formulations, generate sufficient revenue to support our business from our pharmacy operations, or reach the level of sales and revenues necessary to achieve and sustain profitability.

We aim to sell certain of our proprietary formulations primarily through a network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. On April 1, 2014, we completed the acquisition of Pharmacy Creations, a New Jersey-based compounding pharmacy, and on January 1, 2015, we completed the acquisition of Park, a California-based compounding pharmacy, through which we have rights to dispense formulations in 42 states. Additionally, in February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build this space into an outsourcing facility, which we expect to be completed during the fourth quarter of 2015. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to further develop this compounding pharmacy network, but we may experience difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of Pharmacy Creations, Park or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand our pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business. Our business could materially suffer if we are unable to further develop this pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

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

Our business plan involves the preparation and sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities. We are in the process of establishing an internal sales force to pursue marketing and sales of our proprietary and other formulations in the states in which Pharmacy Creations and Park are authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach, including our plans to open our own outsourcing facility in New Jersey, which is currently under construction that we expect to be completed in the fourth quarter of 2015. We have limited experience operating pharmacies and commercializing compounded formulations and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

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

Our pharmacy business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure and registration or permit standards; rules and regulations issued pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”) and other state and federal laws related to the use, disclosure and transmission of health information; state and federal controlled substance laws; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

If Pharmacy Creations, Park or any other pharmacy or outsourcing facility we acquire or build or with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. For example, on May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to conduct four additional mandatory third-party inspections by August 2015. Completing these additional third-party inspections will involve significant additional costs to us and will distract management and Pharmacy Creations employees from other aspects of our business. This consent order is not a disciplinary action or sanction or an admission of liability on the part of the pharmacy, and we believe that Pharmacy Creations is in material compliance with applicable regulatory requirements. However, if Pharmacy Creations or Park fails to comply with such requirements, they could be forced to permanently or temporarily cease or limit their sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the U.S. Food Drug and Cosmetic Act (“FDCA”), loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss or limitation of Pharmacy Creation’s or Park’s ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

Many of the states into which Pharmacy Creations and Park deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a memorandum of understanding (“MOU”) with each state setting forth limits on interstate compounding. In February 2015, the FDA presented a draft MOU that, if adopted and signed by states would limit the amount of interstate units dispensed from a compounding pharmacy to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. This MOU, if adopted and signed by states, and any other state laws or requirements that may be enacted that prohibit or restrict the interstate operations of pharmacies could involve significant additional costs to us in order to sell compounded formulations in certain states and could limit our operations.

There are many competitive risks related to marketing and selling our proprietary formulations and operating a compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (“USP”) <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA and, as a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under state and federal laws applicable to compounding pharmacies, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. As a result, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success, if any, will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing the products, which may require that we seek to raise additional funds that may or may not be available to continue our operations. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors that may limit the success of our proprietary formulations include the size of the market for such products, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of our formulations and services relative to these alternative products, the availability of third-party reimbursement and the success of our sales and marketing efforts. If our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities or reputational harm.

The success of our business, including our proprietary formulations and pharmacy operations, is highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we, any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. For instance, to the extent any of the components of approved drugs or other ingredients used by Pharmacy Creations and Park to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any other compounded formulations could have a material adverse impact on our business.

To assure compliance with USP guidelines, we have implemented a policy whereby 100% of all sterile compound batches produced by Pharmacy Creations and Park are tested both in-house and externally prior to their delivery to patients and physicians by an independent, FDA registered laboratory that has represented to us that it operates in compliance with current good laboratory practices. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by Pharmacy Creations, Park, or any other acquired or developed pharmacy or pharmacy partner, our reputation may suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we may become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

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

Currently, Pharmacy Creations and Park operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Additionally, even if we were to pursue and obtain FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, it may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our Pharmacy Creations and Park operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, including our discontinuation of our historical Impracor program in November 2013 and our acquisitions of Pharmacy Creations, Park and various product development opportunities. We have limited experience operating a pharmacy and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. Additionally, our operating expenses may fluctuate significantly as a result of a variety of factors, including those discussed in this Item 1A, some of which are outside of our direct control. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

Historically we have relied on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We expect our acquisition of Pharmacy Creations and Park to provide us with limited research and development support and access to additional novel compounded formulations. However, we have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional opportunities. In 2013, we entered into three asset purchase agreements for development opportunities as a result of referrals from Professional Compounding Centers of America (PCCA) pursuant to our strategic alliance agreement with PCCA. Although the term of the strategic alliance agreement currently extends until February 18, 2016 and automatically extends for successive one year periods unless either party provides notice of non-renewal, we do not expect to obtain additional referrals and development opportunities through PCCA. In October 2014, we entered into a license agreement with Urigen Pharmaceuticals, Inc. that provides us with, in exchange for certain royalty and diligence obligations, development and commercialization rights in the U.S. with respect to our patented formulation of heparin and alkalinized lidocaine for the prevention and treatment of lower urinary tract disorders. We may seek to enter into similar arrangements with other third parties and for other formulations in the future, but only if we are able to identify attractive formulations and negotiate agreements with their owners on terms acceptable to us, which we may not be able to do. If we are unable to utilize Pharmacy Creations, Park and our current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business and acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we may acquire rights in the future. Since May 2013, we have entered into three asset purchase agreements for assets related to compoundable formulations and one license agreement for rights to commercialize a compounding formulation. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. There are numerous difficulties and risks inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified in this Item 1A.

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

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur charges specific to the transaction and not incident to our operations, may increase our near- and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, technologies or businesses.

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

We have incurred significant indebtedness, which will require substantial cash to service and which subjects our business to certain restrictions.

On May 11, 2015, we incurred $10 million of indebtedness under a loan agreement with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC, with the potential to incur, at our option, an additional $5 million of indebtedness thereunder if we achieve certain revenue milestones on or before May 11, 2016. We are obligated to pay interest on the principal amount of the loans at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years, which interest-only period may be reduced to 20 months if we do not meet certain minimum revenue or cash balance requirements. After the end of the interest-only period, we will be required to pay interest, plus repayments of the principal amount of the loans, in 24 equal monthly installments. All amounts owed under the loan agreement, including a final fee of 5% of the aggregate principal amount of the loans, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. We expect our payment obligations under the loan agreement to total approximately $670,000 for our 2015 fiscal year. The loans are secured by substantially all of our personal property, rights and assets, including our intellectual property rights.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities when needed or on desirable terms, which could result in a default on our debt obligations. Additionally, our loan agreement contains various restrictive covenants, including, among others, our obligation to deliver to the lender certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without the lender’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the loan agreement when due, would cause us to be in default under the loan agreement. In the event of any such default, the lender may be able to foreclose on our assets that secure the loans or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

We may need additional capital in order to continue operating our business, and such additional funds may not be available when needed, on acceptable terms, or at all.

We only recently started generating cash from operations, but we do not presently receive sufficient revenues to support our operations. Although we believe we have sufficient cash reserves to operate our business for at least the next 12 months, we will need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We have raised over $30 million in funds through equity and debt financings since April 2012, including $10 million, net of expenses, of debt proceeds received in May 2015 under our loan agreement. In addition, we may have the option, if we satisfy certain revenue milestones, to obtain in May 2016 an additional $5 million of debt proceeds under our loan agreement. We also may seek to obtain additional capital through additional equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If additional capital is not available when necessary and on acceptable terms, we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan or we may be forced to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operational covenants included in our May 2015 loan agreement. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We have started to build an internal sales and marketing infrastructure to implement our business plan by developing internal sales teams and education campaigns to market our proprietary ophthalmology and urology formulations. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage third parties to provide sales and marketing services for us, either in place of or to supplement our internal commercialization infrastructure. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. Further, any third-party organizations we may seek to engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services, we may be unable to sell our formulations or services or generate revenue.

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

Although our current business strategy is focused on developing and commercializing product opportunities as compounded formulations, we may choose to seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. If we choose to pursue FDA approval for one or more product candidates, the FDA or other regulatory agencies may not approve the product candidate on a timely basis or at all. Before we could obtain FDA approval for the sale of any of our potential product candidates, we would be required to demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and efficacy of our potential product candidates. Even promising results from preclinical and early clinical studies do not accurately predict positive results in later, large-scale trials. A failure to demonstrate safety and efficacy of a product candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could reduce revenue potential, and we would be subject to extensive and costly post-approval requirements and oversight with respect to our commercialization of the product candidate.

Delays in the conduct or completion of, or the termination of, any clinical and non-clinical trials for any product candidates for which we seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan with respect to any product candidate for which we seek FDA approval. For example, we experienced significant difficulties and delays with respect to initiating our now-terminated former Phase 3 clinical trial for Impracor. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached with clinical research organizations (“CROs”) to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the product candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

We are dependent on third parties to conduct clinical trials and non-clinical studies of our formulations.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our non-clinical research activities or any clinical programs we may pursue in the future. We have engaged and expect to continue to engage consultants, advisors, CROs and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our products. In addition, we have in the past provided and expect to continue to provide grants to physicians and other healthcare organizations to support investigator-initiated studies of our proprietary formulations. We generally have only very limited contractual rights in connection with the conduct of these studies. In addition, if we were to participate in clinical trials conducted under an investigator-sponsored new drug application approved by the FDA, correspondence and communication with the FDA pertaining to these trials would strictly be between the investigator and the FDA. The communication and information provided by the investigator may not be appropriate and accurate, which could result in reviews, audits, delays or clinical holds by the FDA that affect the timelines for these studies and potentially risk the completion of these trials. As a result, many important aspects of any studies of our proprietary formulations and clinical or non-clinical trials we determine to pursue are not in our direct control.

If the third parties we engage to perform these activities fail to devote sufficient time and resources to our studies, or if their performance is substandard, it would delay the introduction of our proprietary formulations to the market or the approval of our applications by regulatory agencies. Failure of these third parties to meet their obligations could adversely affect the development of our proprietary formations and product candidates and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Even if we successfully develop any product candidate into an FDA-approved drug, failure to comply with continuing federal and state regulations could result in the loss of approvals to market the drug.

Even if we successfully develop any product candidate into an FDA-approved drug, we would be subject to extensive continuing regulatory requirements and review, including review of adverse drug experiences and clinical results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we would use to produce any such drug preparations would be subject to periodic review and inspection by the FDA, and we would be reliant on these third parties to maintain their manufacturing processes in compliance with FDA and all other applicable regulatory requirements. Any changes to a product that may have achieved approval, including the way it is manufactured or promoted, would often require FDA approval before the product, as modified, could be marketed and sold. In addition, we and our contract manufacturers would be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers failed to comply with these or any other applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of our contract manufacturers, seize or detain products or require a product recall.

.

Regulatory review also covers a company’s activities in the promotion of its FDA-approved drugs, with significant potential penalties and restrictions for promotion of a drug for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We also would be required to submit information on any open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

We are not pursuing further development of Impracor, our historical product candidate, and we do not expect to receive any revenue from Impracor.

Historically, our business was focused on developing and commercializing our product candidate Impracor under the regulatory pathway provided by Section 505(b)(2) of the FDCA. In August 2013, our contract manufacturer for the materials to be used in a proposed Phase 3 clinical trial of Impracor notified us that such materials had demonstrated out of specification and decreasing stability test results, which we believe could likely have resulted in the materials being unusable for the duration of the trial. After considering the totality of circumstances surrounding Impracor, including these unexpected manufacturing and formulation issues, other strategic and competitive considerations related to the Impracor program, the optimal use of our capital and other resources and other potential commercialization opportunities, we have discontinued the previously planned Phase 3 trial for Impracor and terminated all development programs for Impracor. We do not at this time expect to identify or pursue a successful commercialization pathway for Impracor. Even if we were to pursue commercialization of Impracor or sell compounded formulations utilizing the Impracor technology through our pharmacy operations, we would not expect to achieve sales and revenues necessary to recover our historical costs associated with the Impracor development program.

If we are unable to protect our proprietary rights, we may not be able to prevent others from using our intellectual property, which may reduce the competitiveness and value of the related assets.

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or proprietary rights held by third parties if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of May 12, 2015, we owned 13 U.S. patent applications, including ten utility and three provisional patent applications, and we owned five international patent applications filed under the Patent Cooperation Treaty. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

The patent and intellectual property positions of pharmacies and pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or to which we have acquired rights. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including our contract manufacturing organizations or our other service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

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

Even if we file international patent applications for any of our current or future proprietary formulations and patents are issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a party from infringing any of our intellectual property rights. Even if we have patents issued in these jurisdictions, our patent rights may not be sufficient to prevent generic competition. Moreover, attempting to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Our proprietary formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of our proprietary formulations and use of our technologies may infringe on the patent or other intellectual property rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any such actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all.

We are dependent on our CEO, Mark L. Baum, for the continued growth and development of our Company.

Our CEO, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently do not have key man insurance for Mr. Baum.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We terminated all of our employees following our filing of the Chapter 11 Case. Since the dismissal of the Chapter 11 Case in December 2011, we have developed a new business model and have focused on rebuilding our management, pharmacy, research and development, sales and marketing and other personnel in order to pursue this business model. However, because of our history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized nature of our business, our ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

We depend upon consultants and outside contractors for key aspects of our business.

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business, including our research and development activities. Our agreements with our consultants typically provide that the consultant may terminate the agreement with advanced notice to us. If any of our consultants terminates their engagement with us, or if we are unable to engage highly qualified replacements as needed on commercially reasonable terms, we may be unable to successfully execute our business plan. We must effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business.

Changes in the healthcare industry that are beyond our control may have an adverse impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Such changes could include changes to make the government’s Medicare and Medicaid reimbursement programs more restrictive, which could limit or curtail the potential for our proprietary formulations to obtain eligibility for reimbursement from such payors, or changes to expand the reach of HIPAA or other health privacy laws, which could make compliance with these laws more costly and burdensome. Further, the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010, which amended ACA (collectively, the “Health Reform Law”) may have a considerable impact on the existing U.S. system for the delivery and financing of health care and conceivably could have a material effect on our business, although the details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies. It is impossible to predict the final requirements of the Health Reform Law, any other changes to laws and regulations affecting the healthcare industry, or the net effect of these requirements or changes on our business, operations or financial performance.

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions, and sales of common stock by these stockholders from time to time could have an adverse effect on our stock price.

Our executive officers and directors own or have the right to acquire within 60 days after May 12, 2015, in the aggregate, approximately 17% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders own, or have the right to acquire within 60 days after May 12, 2015, an additional approximately 39% of our common stock that would be outstanding following such issuances. The sale of even a portion of these shares, or the perception that such sales could occur, would likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our financial statements could be misstated, our reputation may be harmed and the trading price of our stock could decline. As we discuss in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014. However, our controls over financial processes and reporting may not continue to be effective, or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

A consistently active trading market for shares of our common stock may not be sustained.

Historically, trading in our common stock has been sporadic and volatile and our common stock has been “thinly-traded.” There have been, and may in the future be, extended periods when trading activity in our shares is minimal, as compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common stock is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility will continue. As a result, the trading of relatively small quantities of shares may disproportionately influence the market price of our common stock. It is possible that a consistently active and liquid trading market in our securities may never develop or be sustained.

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

We are authorized to issue 5,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time to time by our board of directors. Following the conversion of our Series A Preferred Stock on June 29, 2012, we have no shares of preferred stock issued and outstanding. Although we have no immediate plans to issue shares of preferred stock, our board of directors is empowered, without stockholder approval, to issue preferred stock at any time in one or more series and to fix the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights and other rights, preferences and privileges for any series of our preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stockholders and the portion of our assets allocated for distribution to our common stockholders in a liquidation event, and could also result in dilution to the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of our Company.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment will be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Any payment of dividends on our common stock would depend on contractual restrictions, such as those contained in our May 2015 loan agreement, as well as our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), upon expiration of any lock-up periods applicable to outstanding shares or upon our issuance of shares upon the exercise of outstanding options or warrants, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2. Unregistered Sales of Equity Securities

During January and March 2015, we issued a total of 23,427 shares of common stock as a result of warrant exercises. Of these, we received gross cash proceeds of approximately $77,000 for the issuance of 12,658 shares of common stock upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with exercise prices of $5.925. These warrants were issued in April 2012 as part of a private placement of securities. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act. The securities were sold and issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder in reliance upon the following facts: we did not use general solicitation or advertising to market the securities; each warrant holder represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities were issued as restricted securities.

In addition, during March 2015, we received no cash proceeds for the issuance of 10,769 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 30,000 shares of common stock with an exercise price of $5.25 per share. These warrants were issued in March 2013 to a consultant for services rendered. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act. The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. In determining that the issuance of the securities qualified for exemption under Section 4(a)(2), we relied on the following facts: we did not use general solicitation or advertising to market the securities; the consultant represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities were issued as restricted securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.2#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.3#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

31.1*

Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: May 13, 2015	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#

Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.2#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.3#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.