Form 10-Q
period 2015-06-30
Imprimis Pharmaceuticals, Inc.
filed 2015-08-12
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of August 11, 2015, 9,594,507 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,051	$8,211
Restricted short-term investments	150	150
Accounts receivable, net	579	81
Inventories	793	373
Prepaid expenses and other current assets	436	241
Total current assets	12,009	9,056
Intangible assets, net	3,064	611
Goodwill	1,180	332
Furniture and equipment, net	601	243
TOTAL ASSETS	$16,854	$10,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,181	$787
Accrued payroll and related liabilities	707	716
Customer deposits	73	2
Current portion of deferred acquisition obligation and accrued interest	196	-
Current portion of contingent acquisition obligation	483	31
Current portion of capital lease obligations	27	24
Total current liabilities	2,667	1,560
Capital lease obligations, net of current portion	8	19
Contingent acquisition obligation	-	483
Deferred acquisition obligation, net of current portion	355	-
Accrued expenses, net of current portion	523	30
Note payable and paid-in-kind interest, net of unamortized debt discount and issuance costs	8,061	-
TOTAL LIABILITIES	11,614	2,092
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,551,189 and 9,258,231 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in capital	53,918	50,006
Accumulated deficit	(48,688)	(41,865)
TOTAL STOCKHOLDERS’ EQUITY	5,240	8,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,854	$10,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Sales, net	$1,917	$664	$3,479	$664
License revenues	50	3	51	5
Total revenues	1,967	667	3,530	669
Cost of sales	(1,050)	(476)	(2,057)	(476)
Gross profit	917	191	1,473	193
Operating expenses:
Selling and marketing	1,630	469	2,642	826
General and administrative	2,743	2,289	5,223	4,209
Research and development	25	36	206	96
Total operating expenses	4,398	2,794	8,071	5,131
Loss from operations	(3,481)	(2,603)	(6,598)	(4,938)
Other income (expense):
Interest income (expense), net	(249)	7	(256)	17
Other income	-	-	31	-
Total other income (expenses), net	(249)	7	(225)	17
Net loss	$(3,730)	$(2,596)	$(6,823)	$(4,921)
Basic and diluted net loss per share of common stock	$(0.39)	$(0.28)	$(0.72)	$(0.54)
Weighted average number of shares of common stock outstanding, basic and diluted	9,501,730	9,109,842	9,419,956	9,060,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,823)	$(4,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	102	11
Amortization of intangible assets	176	18
Amortization of debt issuance costs and discount	70	-
Paid-in-kind added to principal of note payable	28	-
Non-cash gain on contingent acquisition obligations	(31)	-
Stock-based compensation	1,361	1,397
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(99)	(23)
Inventories	(188)	40
Prepaid expenses and other current assets	(195)	(216)
Accounts payable and accrued expenses	121	318
Accrued payroll and related liabilities	(40)	179
Customer deposits	71	(12)
NET CASH USED IN OPERATING ACTIVITIES	(5,447)	(3,209)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net of cash	(3,005)	-
Purchase of restricted short-term investment	-	(100)
Purchase of Pharmacy Creations, LLC, net of cash and advances	-	(636)
Purchases of furniture and equipment	(208)	(15)
NET CASH USED IN INVESTING ACTIVITIES	(3,213)	(751)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligation	(11)	(1)
Payments on Park deferred acquisition obligation	(40)	-
Proceeds from note payable, net of issuance costs and fees	9,303	-
Net proceeds from exercise of warrants and stock options	1,248	484
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,500	483
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,840	(3,477)
CASH AND CASH EQUIVALENTS, beginning of period	8,211	15,579
CASH AND CASH EQUIVALENTS, end of period	$10,051	$12,102
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$1
Cash paid for interest	$68	$2
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$39	$-
Issuance of common stock and deferred obligations in the purchase of Park Compounding	$1,016	$-
Estimated relative fair value of warrants issued in connection with note payable	$840	$-
Final fee on note payable recorded as debt discount and included in accrued expenses	$500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company focused on developing and commercializing innovative and high quality proprietary compounded drug therapies and making these therapies available to physicians and patients at accessible prices. The Company owns, markets and sells a portfolio of proprietary combination formulations in ophthalmology and urology that it believes may offer competitive advantages and serve unmet needs in the marketplace. The Company’s ophthalmology formulation portfolio, led by its Dropless Therapy™ injectable and LessDrops™ topical formulations, serves the multi-billion dollar eye drop market and is designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. The Company recently launched its urology business, headed by its Defeat IC™ campaign, which includes a patented compounded formulation for patients suffering from interstitial cystitis, and the ED Free™ campaign, which includes lyophilized compounded formulations for men with erectile dysfunction. The Company is also developing additional complementary proprietary compounded formulations to add to its ophthalmology and urology formulation portfolios. Imprimis makes, dispenses and sells its proprietary compounded formulations, as well as other non-proprietary products, through its wholly-owned compounding pharmacies.

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy, on January 1, 2015, the Company acquired South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), a California based compounding pharmacy and on August 4, 2015, the Company acquired JT Pharmacy, Inc. D/B/A Central Allen Pharmacy (“CAP”), a Texas based compounding pharmacy. Effective with the acquisition of PC, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $6,823 and $4,921 for the six months ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of approximately $48,688 and $41,865 as of June 30, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $5,447 and $3,209 for the six months ended June 30, 2015 and 2014, respectively.

While there is no assurance, we believe that cash and cash equivalents and restricted investments of approximately $10,201 at June 30, 2015 will be sufficient to sustain our planned level of operations for at least the next twelve months.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the six months ended June 30, 2015 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At June 30, 2015, the Company had approximately $9,801 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $183 and $4 as of June 30, 2015 and December 31, 2014, respectively.

Revenue Recognition and Deferred Revenue

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company began generating revenues upon the acquisition of PC in the second quarter of 2014, which include sales of certain of the Company’s proprietary compounded drug formulations and non-proprietary formulations and products.

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

During the three and six months ended June 30, 2015 and 2014, the Company did not recognize any impairment of long-lived assets.

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of note payable in the condensed consolidated balance sheet. Amortization expense of debt issuance costs and the debt discount is calculated using the interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statement of operations.

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

At June 30, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At June 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, deferred acquisition obligations, note payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, note payable, and the capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, note payable, and capital leases approximate their respective fair values.

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Total billing and collection management expense under this agreement for the three and six months ended June 30, 2015 was $15 and $21, and is included in selling and marketing expenses in the accompanying condensed consolidated statement of operations. The amount due under the agreement as of June 30, 2015 was $54.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2015, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at June 30, 2015 or December 31, 2014, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended June 30, 2015 and 2014. The Company is subject to taxation in the United States, New Jersey, and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, RSUs and warrants were 3,014,919 and 3,419,149 at June 30, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Common stock equivalents at June 30, 2015 included 28,633 shares of common stock underlying RSUs awarded to directors that had vested, but the issuance and delivery of these shares are deferred until the director resigns.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Numerator – net loss	$(3,730)	$(2,596)	$(6,823)	$(4,921)
Denominator – weighted average number of shares outstanding, basic and diluted	9,501,730	9,109,842	9,419,956	9,060,496
Net loss per share, basic and diluted	$(0.39)	$(0.28)	$(0.72)	$(0.54)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, realizability of inventories, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, valuation of note payable, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company has elected early adoption of this policy for the periods presented, and the Company is currently presenting debt issuance costs as a reduction in the carrying value of the note payable in accordance with this ASU.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

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

Fair Value of Consideration Transferred

At the closing of the Park Acquisition, the Company paid to the Sellers an aggregate cash purchase price of $3,000, net of fees and expenses, and a $100 payment for cash remaining in a Park bank account, and we issued to the Sellers 63,525 shares of the Company’s restricted common stock, valued at $500 based on the average closing price of the Company’s common stock for the 10 trading days preceding the closing. In addition, the Company is obligated to make 12 quarterly cash payments to the Sellers collectively of $53 each over the three years following the closing of the Park Acquisition, totaling $638; provided that the Sellers will have the option to receive the last six of such payments, totaling up to an aggregate of $319, in the form of 6,749 shares of the Company’s common stock for each such payment. The convertible features of the deferred consideration provide for a rate of conversion that is at market value, and as a result no value was attributed to the conversion feature.

Management applied a discount rate of 15% to the restricted common stock issued at the closing of the Park Acquisition due to a lack of marketability of such shares as a result of certain restrictions on their transfer. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $4,116.

A $591 liability was recognized for the estimated acquisition date fair value of the deferred consideration and is included in the deferred acquisition obligations in the accompanying condensed consolidated balance sheet at June 30, 2015.

The total acquisition date fair value of consideration transferred and to be transferred is estimated as follows:

Cash payment to Sellers at closing	$3,100
Restricted common stock issuance to Sellers at closing	425
Deferred consideration to Sellers	591
Total acquisition date fair value	$4,116

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$95
Accounts receivable	399
Inventories	232
Furniture and equipment	252
Intangible assets	2,629
Total identifiable assets acquired	3,607
Accounts payable and accrued expenses	304
Other liabilities	35
Total liabilities assumed	339
Total identifiable assets less liabilities assumed	3,268
Goodwill	848
Net assets acquired	$4,116

The fair value adjustments made herein and the allocation of purchase price is preliminary. During the three months ended June 30, 2015 the discount rate of the common stock issued at the time of the Park Acquisition was adjusted from 25% to 15% which resulted in an increase of $46 and $4 in goodwill and intangible assets, respectively, compared to the initial allocation of the purchase price. The final allocation will be based on estimates and appraisals that will be finalized within one year of the closing of the Park Acquisition and based on the Company’s final evaluation of Park’s assets and liabilities, including both tangible and intangible assets. The final allocation of purchase price and the resulting effect on net income (loss) may differ from the amounts included herein. If the Company’s final purchase price allocation differs from the allocation used in preparing these condensed consolidated financial statements, the Company’s tangible and intangible assets and net loss could be higher or lower than the amounts presented in these condensed consolidated financial statements.

Results of Operations

The amount of revenues and net income of Park included in the Company’s condensed consolidated statement of operations from the acquisition date through the period ended June 30, 2015 are as follows:

Total revenues	$2,201
Net income	$88

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

	Fair Value	Useful Life
Customer relationships	2,387	3 - 15 years
Trade name	10	5 years
Non-competition clause	224	3 years
State pharmacy licenses	8	25 years
	$2,629

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

Goodwill

Of the total estimated purchase price for the Park Acquisition, $848 was allocated to goodwill and is attributable to expected synergies between the combined companies, including access for the Company to fulfill prescriptions with its patent-pending proprietary drug formulations through Park’s market channels and assembled workforce. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets acquired. Goodwill resulting from the business will be tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including Park and PC) for the three and six months ended June 30, 2014, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets, interest charges, acquisition costs, and eliminations of intercompany transactions.

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Total revenues	$1,721	$3,248
Net loss	$(2,669)	$(4,846)

The Company incurred approximately $201 in acquisition expenses related to the Park Acquisition, and did not incur material acquisition expenses related to the PC acquisition.

NOTE 4. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at June 30, 2015 and December 31, 2014 consist of certificates of deposit, which are classified as held-to-maturity. At June 30, 2015 and December 31, 2014, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At June 30, 2015 and December 31, 2014, the certificates of deposit of $150 were classified as a current asset. These certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease, and they automatically renew every twelve months.

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Raw materials	$386	$146
Work in progress	-	98
Finished goods	407	129
Total inventories	$793	$373

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
Prepaid insurance	$35	$124
Other prepaid expenses	295	82
Deposits and other current assets	106	35
Total prepaid expenses and other current assets	$436	$241

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2015 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Customer relationships	3-15 years	$2,983	$(166)	$2,817
Trade name	5 years	15	(3)	12
Non-competition clause	3-4 years	274	(53)	221
State pharmacy licenses	25 years	16	(2)	14
		$3,288	$(224)	$3,064

Amortization expense for intangible assets for the three and six months ended June 30, 2015 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2015
Customer relationships	$66	$129
Trade name	1	2
Non-competition clause	26	44
State pharmacy licenses	1	1
	$94	$176

Estimated future amortization expense for the Company’s intangible assets at June 30, 2015 is as follows:

Years ending December 31,
Remainder of 2015	$174
2016	349
2017	349
2018	208
2019	205
Thereafter	1,779
$3,064

The changes in the carrying value of the Company’s goodwill during the six months ended June 30, 2015 were as follows:

Balance at January 1, 2015	$332
Acquisition of Park (see Note 3)	848
Balance at June 30, 2015	$1,180

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$1,016	$699
Deferred rent	44	5
Accrued interest (see Note 9)	86	-
Accrued exit fee for note payable (see Note 9)	500	-
Building lease liability(1)	58	74
Other accrued expenses	-	39	(2)
Total accounts payable and accrued expenses	1,704	817
Less: Current portion	(1,181)	(787)
Non-current total accrued expenses	$523	$30

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $39 stock-based compensation accrual at December 31, 2014 related to stock options granted for consulting services provided. The stock options were granted during the six months ended June 30, 2015 and the $39 was recorded to additional paid-in-capital.

NOTE 9. DEBT

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “Lender”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, the Lender made available to the Company term loans in the aggregate principal amount of up to $15,000, $10,000 of which was drawn on May 11, 2015 and the remaining $5,000 of which will be available to be drawn, at the Company’s option, upon the Company’s achievement of at least $15,000 in trailing 12-month revenue during any consecutive 12-month period through May 11, 2016. The term loans bear interest at a fixed per-annum rate of 12.5% and allows for 2% of the interest to be paid-in-kind until either February 2017 or May 2017, such date dependent upon the Company’s ability to meet certain revenue or cash balance measures. The Company is permitted to pay interest only for the first three years and after the end of the interest-only period, we will be required to pay interest, plus repayments of the principal amount of the term loans, in 36 equal monthly installments. The interest-only period may be reduced to 20 months if the Company does not meet certain minimum revenue or cash balance requirements and the Company would be required to pay interest, plus repayments of the principal amount of the term loans, in 24 equal monthly installments. All amounts owed under the loan agreement, including a final fee of 5% of the aggregate principal amount of the term loans, will be due on the earlier of May 11, 2021, or 24 months after the end of the interest-only period. The Company incurred expenses of approximately $697 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the interest method and the related liability of $500 for the final fee is included in accrued expenses (see Note 8) in the accompanying condensed consolidated balance sheet.

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

The Company’s obligations under the Loan Agreement are guaranteed on a secured basis by its wholly owned subsidiaries. Each of the Company and its subsidiaries has granted the Lender a security interest in substantially all of its personal property, rights and assets, including intellectual property rights and equity ownership, to secure the payment of all amounts owed under the Loan Agreement.

In connection with the Loan Agreement, the Company has issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, has an exercise price of $7.85 per share and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three and six months ended June 30, 2015, debt discount and issuance costs amortization was approximately $70.

Notes payable at June 30, 2015 was as follows:

June 30, 2015
12.5% note payable	$10,000
Add: Interest paid-in-kind	28
Less: Discount on note for issuance costs and relative fair value of warrants	(1,967)
Less: Current portion	-
Long-term portion	$8,061

Future minimum payments as of June 30, 2015 are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$529
2016	1,075
2017	1,195
2018	2,741
2019	4,183
Thereafter	6,275
Total minimum payments	15,998
Less: amount representing interest and interest paid-in-kind	(5,998)
Note payable, gross	10,000
Add: interest paid-in-kind	28
Less: unamortized discount and issuance costs	(1,967)
Note payable and interest paid-in-kind, net of unamortized debt discount and issuance costs	$8,061

NOTE 10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During January 2015, the Company issued 63,525 shares of restricted common stock, valued at $425, in connection with the Park Acquisition (see Note 3).

In January 2015, the Company issued 8,521 shares of its common stock in connection with RSUs that had been awarded to a non-employee director and had vested, but were not issued and settled until the resignation of the director on January 1, 2015.

During the six months ended June 30, 2015, 9,936 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

During the six months ended June 30, 2015, the Company issued a total of 220,912 shares of common stock as a result of warrant exercises. Of these, the Company received cash proceeds of $1,248 for the issuance of 209,980 shares of common stock upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with an exercise price of $5.925, and the Company received no cash proceeds for the issuance of 10,932 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 30,457 shares of common stock with an exercise price of $5.25 per share.

Preferred Stock

At June 30, 2015, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of June 30, 2015, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2015	1,029,240	$5.74
Options granted	187,673	$7.68
Options exercised	-	$-
Options cancelled/forfeit	(15,103)	$9.06
Options outstanding - June 30, 2015	1,201,810	$5.99	6.19	$2,356
Options exercisable	822,593	$5.44	4.96	$2,564
Options vested and expected to vest	1,163,888	$5.96	6.11	$2,331

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2015, based on the closing price of the Company’s common stock of $8.13 on that date.

During the six months ended June 30, 2015, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the six months ended June 30, 2015 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2015
Weighted-average fair value of options granted	$6.60
Expected terms (in years)	5.81 - 6.11
Expected volatility	106 - 121%
Risk-free interest rate	1.47 - 1.64%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2015
Weighted-average fair value of options granted	$6.18
Expected terms (in years)	10.00
Expected volatility	109%
Risk-free interest rate	1.06%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$ 2.40 - $3.20	250,000	4.07	$2.80	250,000	$2.80
$ 3.60 - $4.51	337,723	4.46	$4.36	283,350	$4.41
$ 5.49 - $7.99	353,730	8.87	$7.07	115,262	$6.60
$ 8.06 - $8.75	253,557	6.88	$8.89	167,181	$8.92
$ 28.00 - $80.00	6,800	4.60	$40.86	6,800	$40.86
	1,201,810	6.19	$5.99	822,593	$5.44

As of June 30, 2015, there was approximately $1,975 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The stock-based compensation for all stock options was $240 and $569 during the three and six months ended June 30, 2015, respectively.

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

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2015	1,276,815	$3.20
RSUs granted	242,624	$3.59
RSUs vested	(9,936)	$7.55
RSUs cancelled/forfeited	(6,209)	$6.85
RSUs unvested at June 30, 2015	1,503,294	$3.22

As of June 30, 2015, the total unrecognized compensation expense related to unvested RSUs was approximately $2,002, which is expected to be recognized over a weighted-average period of 1.1 years, based on the vesting schedules of the applicable RSUs. The stock-based compensation for RSU’s during the three and six months ended June 30, 2015 was $413 and $792, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 9), underwriters and other non-employees for services rendered or to be rendered in the future.

In April 2015, warrants to purchase 334,819 shares of the Company’s common stock with an exercise price of $5.925 were cancelled following the expiration of their contractual term.

A summary of warrant activity for the six months ended June 30, 2015 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2014	690,944	$6.05
Granted	125,000	$7.85
Exercised	(240,437)	$5.84
Expired	(334,819)	$5.93
Warrants outstanding and exercisable - June 30, 2015	240,688	$7.41
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2015	6.49

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the six months ended June 30, 2015 was approximately $528.

A list of the warrants outstanding as of June 30, 2015 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Note 9)	5/11/2015	125,000	$7.85	125,000	5/11/2025
Underwriter Warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		240,688	$7.41	240,688

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Employees - selling and marketing	$107	$17	$175	$31
Employees - general and administrative	516	562	1,037	1,105
Directors - general and administrative	63	42	108	84
Consultants - selling and marketing	17	15	41	31
Consultants - general and administrative	-	18	-	87
Consultants - research and development	-	5	-	9
Total	$703	$659	$1,361	$1,347

NOTE 11. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital leases with an interest rate of 4.25% per annum. At June 30, 2015, future payments under the Company’s capital leases were as follows:

Year ending December 31,
Remainder of 2015	$15
2016	22
2017	1
Total minimum lease payments	38
Less amount representing interest	(3)
Present value of future minimum lease payments	35
Less current portion	(27)
Capital lease obligation, net of current portion	$8

The value of the equipment under capital leases as of June 30, 2015 was $60, with related accumulated depreciation of $18.

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

In June 2014, the Company entered into a lease agreement for 7,565 square feet of office space that commenced on September 1, 2014 and continues until October 31, 2018. Monthly rent began on September 1, 2014 in the amount of $20, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for two months at various times during the lease agreement. This space serves as our corporate headquarters.

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

Indemnities

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with each of the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

Urigen License

On October 24, 2014 (the “Urigen Effective Date”), the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”), pursuant to which Urigen granted to the Company a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product (“HLA”), a heparin and alkalinized lidocaine compounded formulation, for the prevention or treatment of disorders of the lower urinary tract.

As consideration for the license granted under the Urigen License, the Company agreed to pay Urigen annual tiered royalties based on sales of HLA, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) $0.50 per dose (dollar amount not presented in thousands), and (ii) 15%-20% of the Company’s net sales of HLA, with the royalty amount within such range depending on the Company’s aggregate sales of HLA during the period to which the royalty payment applies. The minimum annual royalty payment consists of (a) for the 2015 calendar year, the greater of (i) 110% of the aggregate royalties paid to Urigen under the Existing Sublicenses during the preceding 12 months, on a prorated basis, and (ii) $800, less the aggregate royalties paid to Urigen under the Existing Sublicenses during the 2015 calendar year, and (b) for each calendar year thereafter, 110% of the aggregate amount owed by the Company to Urigen under the Urigen License during the prior calendar year. The Company is obligated to pay such royalties beginning with its first commercial sale of HLA and continuing until the expiration of the patents subject to the license granted under the Urigen License. The Company has also agreed to use commercially reasonable efforts to develop and commercialize HLA according to the terms of a diligence plan agreed to by the parties, which efforts will include, without limitation, the Company’s investment of $2,000 in commercialization efforts of HLA, which investment and timeline can be adjusted dependent on market circumstances, and is expected to be incurred over 18-24 months following the Urigen Effective Date.

The Urigen License was non-exclusive until April 24, 2015, when the Company exercised its option to convert the non-exclusive license to an exclusive license for the remaining term of the Urigen License. Legacy sublicensees, who previously had non-exclusive licensed rights to compound and sell HLA (the “Existing Sub-licensees”) were provided written notice of the Company’s intent to terminate those non-exclusive license agreements, on or around April 24, 2015. Over the following 60 to 90 days (the “Transition Period”) the Company entered into agreements with the Existing Sub-licensees to transfer existing refill prescriptions to the Company’s wholly owned pharmacies. These agreements required various one-time payments and limited future payments related to transferred prescriptions. Urigen agreed that any revenue received from the Existing Sub-licensees from HLA sales that are consistent with their respective agreements with Urigen, will be kept by the Company (without a related royalty payment to Urigen). Beginning on April 24, 2015, the Company was due royalty payments on any HLA prescriptions filled by Existing Sub-licensees during the Transition Period and any additional period the sublicenses filled prescriptions for HLA. During the three and six months ended June 30, 2015, the Company recognized $50 in royalty revenues related to HLA prescriptions filled by the Existing Sub-licensees.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License terminates upon the first commercial sale of HLA by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market HLA in the U.S., if market approval is granted. The Company shall have the option, at its discretion, to become a non-exclusive distributor of HLA following the FDA granting Urigen such market approval. During the three and six months ended June 30, 2015 the Company recognized $3 and $5 in royalty amounts under the Urigen License, and such amounts are included in cost of sales in the accompanying condensed consolidated statement of operations.

PCCA License Agreement

On August 30, 2012, the Company entered into a license agreement with Professional Compounding Centers of America (“PCCA”), pursuant to which PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products that the Company may produce, which royalties will range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the license agreement if the Company fails to commence efforts to research and develop any such products within certain time periods, as set forth in the license agreement. No royalty amounts have been paid or accrued under this agreement during the six months ended June 30, 2015 and 2014.

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a strategic alliance agreement with PCCA. Under this agreement, PCCA has agreed that, during the term of the agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and further provide certain key technical assistance with respect to any potential development project the Company may pursue associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal. This agreement automatically renewed for a one-year term on February 18, 2015. No royalty amounts have been paid or accrued under this agreement during the six months ended June 30, 2015 and 2014.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. No royalty amounts have been paid or accrued under these agreements during the six months ended June 30, 2015 and 2014.

NOTE 12. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2015 and 2014 are attributed to the U.S. All long-lived assets at June 30, 2015 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and six months ended June 30, 2015.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 51% and 57%, respectively, of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2015.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2015 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

From July 1, 2015 through the filing date of this Quarterly Report, the Company issued a total of 43,318 shares of common stock as a result of option exercises. The Company received no cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 95,300 shares of common stock with exercise prices of $4.50 per share.

Baum Agreement

On July 31, 2015 the Company entered into a First Amendment to Amended and Restated Employment Agreement (the “Amendment”), with its Chief Executive Officer, Mark L. Baum (“Mr. Baum”), which amended that certain Amended and Restated Employment Agreement (the “Employment Agreement”), dated May 2, 2013, by and between Mr. Baum and the Company. Pursuant to the Amendment, Mr. Baum’s eligibility for certain discretionary performance related stock option grants set forth in Section 3(f) of the Employment Agreement was terminated.

On July 31, 2015 (the “Grant Date”), pursuant to Section 3(f) of the Employment Agreement, the Company granted Mr. Baum an option (“Option”) to purchase 600,000 shares of common stock (“Shares”) of the Company at an exercise price of $7.87 per share under the Company’s Amended and Restated 2007 Incentive Stock and Awards Plan, as amended, pursuant to the Company’s form of Nonqualified Stock Option Agreement. 200,000 of the Shares subject to the Option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $9.00 (the “First Price Condition”). 100,000 of the Shares subject to the Option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $10.00 (the “Second Price Condition”). 100,000 of the Shares subject to the Option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $12.00 (the “Third Price Condition”). 100,000 of the Shares subject to the Option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $14.00 (the “Fourth Price Condition”). 100,000 of the Shares subject to the Option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $15.00 (the “Fifth Price Condition” and each of the First Price Condition, the Second Price Condition, the Third Price Condition and the Fourth Price Condition, a “Price Condition”). Upon satisfaction of a Price Condition within one year of the date Mr. Baum is terminated by the Company without Cause (as defined in the Employment Agreement) or Mr. Baum resigns for Good Reason (as defined in the Employment Agreement), Mr. Baum shall be entitled to receive the applicable portion of the Option. If termination of Mr. Baum’s employment occurs by reason of death, Disability (as defined in the Employment Agreement) or any reason other than by the Company without Cause or by Mr. Baum for Good Reason prior to the vesting in full of the Option, any unexercised portion of the Option which has not vested on such date of termination of employment will be automatically terminated. Mr. Baum will have 90 days from the date of termination of employment or until the Grant Expiration Date (as defined below), whichever is shorter, to exercise any portion of the Option that is vested and exercisable on the date of termination; provide that if the termination was for Cause, the Option shall be immediately cancelled. The Option terminates on the fifth anniversary of the Grant Date (“Grant Expiration Date”).

On July 31, 2015, the Company entered into a Retention Bonus Letter Agreement with Mr. Baum, pursuant to which the Company agrees to pay Mr. Baum 1.5% of the Fair Market Value (as defined in the Retention Bonus Letter Agreement) of the Change in Control Consideration (as defined in the Retention Bonus Letter Agreement) paid by a buyer to acquire the Company (“Retention Bonus”) in a transaction constituting a Change in Control (as defined in the Retention Bonus Letter Agreement), subject to Mr. Baum’s continued employment with the Company. The Company’s obligation to pay such Retention Bonus is subject and subordinated to the Company’s senior debt and terminates on May 2, 2016.

CAP Acquisition

On August 4, 2015, the Company acquired all of the outstanding capital stock of CAP pursuant to a stock purchase agreement entered into in July 2015. CAP is a compounding and retail pharmacy located in Allen, Texas. At closing, the Company paid the former owners of CAP a gross amount of four-hundred-twenty thousand dollars ($420).

Canadian License Agreement

On August 11, 2015, (the “CAN Effective Date”), the Company entered into a license agreement (the “CAN Agreement”) with Advanced Dosage Forms, Inc. and John DiGenova (collectively “ADF”), pursuant to which the Company granted to ADF a license under certain U.S. patent applications (the “Licensed Patent Rights”) to develop and sell in Canada certain of the Company’s proprietary Dropless and LessDrops compounded formulations (the “OPH Products”) and use of certain of the Company’s trademarks, designs, trade names and markings. Such license is non-exclusive; such that prior to December 31, 2015, the parties shall negotiate in good faith and attempt to reach mutual agreement on the terms and conditions upon which ADF would have the option to convert the licenses hereunder to exclusive. Such terms and conditions would include, without limitation, (a) diligence and market penetration conditions to convert, (b) annual diligence and market growth conditions to maintain exclusivity, and (c) an annual license fee of $50 payable to Imprimis ($25 of which would be creditable against the royalties owing during such year).

As consideration for the license granted under the CAN Agreement, ADF has agreed to pay the Company royalties based on its sales of the OPH Products. The royalties consist of the greater of (i) $50 per unit of OPH Products sold (dollar amount not presented in thousands) and (ii) 20% of the ADF’s sales of the OPH Products. ADF has also agreed to pay to Imprimis a noncreditable license fee of $10 at the CAN Effective Date. ADF is obligated to pay such royalties beginning with its first commercial sale of the OPH Products and continuing until claims under the Licensed Patent Rights are considered expired, abandoned, or unenforceable and are no longer subject to the license granted under the Agreement. ADF is obligated to maintain quality standards established by the Company, use commercially reasonable efforts to develop and commercialize the OPH Products and market shares according to the terms of the Agreement as agreed to by the parties.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions of Pharmacy Creations, LLC (“Pharmacy Creations”), South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), JT Pharmacy, Inc. D/B/A Central Allen Pharmacy (“CAP”) and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are a pharmaceutical company focused on developing and commercializing innovative and high quality proprietary compounded drug therapies and making these therapies available to physicians and patients at accessible prices. We own, market and sell a portfolio of proprietary combination formulations in ophthalmology and urology that we believe may offer competitive advantages and serve unmet needs in the marketplace. Our ophthalmic compounded formulations, led by our Dropless Therapy™ injectables and LessDrops™ combination topical eye drops, compete in the multi-billion dollar market for ophthalmic antibiotic and anti-inflammatory drugs. Importantly, our formulations which are comprised of active pharmaceutical ingredients are uniquely designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. We recently launched our urology business, led by our Defeat IC™ campaign, which includes a patented compounded formulation for patients suffering from interstitial cystitis, and our ED Free™ campaign, which includes lyophilized compounded formulations for men with erectile dysfunction. We are also developing additional complementary proprietary compounded formulations to add to our ophthalmology and urology formulation portfolios. We make, dispense and sell our proprietary compounded formulations, as well as non-proprietary products, through our wholly-owned compounding pharmacies.

All of our proprietary compounded formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe customized medicines for individual patient needs. Working collaboratively with these inventors, we identify and evaluate intellectual property related to these drug formulations, assess relevant markets, and seek to validate the clinical experience of a development candidate with the objective of investing in commercialization activities. We believe our model allows us to meet the realities of the current healthcare economy by offering quality pharmaceutical innovation at accessible prices.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $49 million at June 30, 2015. Beginning on April 1, 2014, the date of our acquisition of Pharmacy Creations, we began generating revenue from sales by our pharmacies of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

Compounded Proprietary Formulations

Ophthalmic Formulations

Our current commercially-available ophthalmic formulations, marketed through our Dropless Therapy™ and LessDrops™ education campaigns, include the following combination formulations:

●	Tri-Moxi, a compounded formulation of triamcinolone acetonide and moxifloxacin hydrochloride, with reported uses as an injectable during ocular surgery and as an eye drop pre- and post-ocular surgery;

●	Tri-Moxi-Vanc, a compounded formulation of triamcinolone acetonide, moxifloxacin hydrochloride and vancomycin, with reported uses as an injection during ocular surgery; and

●	Pred-Moxi-Ketor (or PMK), a compounded formulation of prednisolone, moxifloxacin hydrochloride, and ketorolac, or any similar combination thereof, with reported uses as an eye drop pre- and post-ocular surgery.

Our Dropless Therapy™ compounded formulations include Tri-Moxi and Tri-Moxi-Vanc. At leading U.S. ophthalmology meetings, ophthalmologists have reported that Dropless Therapy™ formulations have substantially reduced or, in many cases, eliminated the need for patient-administered eye drops following ocular surgeries they have performed. Since the launch of our associated Go Dropless™ educational campaign in April 2014, more than 300 ophthalmologists have started to use Dropless Therapy™ compounded formulations, and they have been used in over 70,000 ocular surgeries, primarily cataract surgeries. In the future, we aim for our Dropless Therapy™ to be initiated at additional high volume cataract surgery practices, hospitals and large ambulatory surgery centers throughout the U.S.

Our PMK and other topical compounded formulations, described as LessDrops™ topicals, were initially formulated and dispensed during the first quarter of 2015 as combination eye drop formulations for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), cataract and other ocular surgeries. We estimate that our combination eye drop formulations may require up to 50% fewer drops to be administered by patients post-surgery and cost up to 75% less than other currently available post-surgery drops regimens. We plan to continue to add to our portfolio of LessDrops™ combination eye drop formulations in order to deliver additional eye drop choices for our customers.

We have also acquired intellectual property related to a lyophilized (or freeze-dried), preservative-free, sulfite-free combination of either epinephrine, phenylephrine and lidocaine, which are commonly used as mydriatics (for pupil dilation).

We have made and expect to increase sales of multiple ophthalmic compounded formulations per patient in one or more kits. For example, we may sell our proprietary injectable Tri-Moxi compounded formulation and mydriatic compounded formulations for the same individually identified patient, and also include additional non-proprietary ophthalmic compounded formulations, all as part of a kit.

In June 2015, we acquired the rights to proprietary sedation and analgesia/anesthesia formulations that once prescribed and dispensed for an individual patient could be administered sublingually to block pain and sedate patients undergoing ocular and other surgical procedures. A team of ophthalmic surgeons is currently conducting a patient-specific clinical evaluation in order to support potential commercialization of this asset.

Urologic Formulations

Our key current commercially-available urologic compounded formulation consists of a patented combination of heparin and alkalinized lidocaine (“HLA”). We acquired non-exclusive development and commercialization rights for HLA in October 2014, which became exclusive in late April 2015. HLA is delivered directly to the bladder for the treatment of interstitial cystitis (“IC”), also known as painful bladder syndrome. Since the HLA compounded formulation first became available as a compounded drug in 2011, there have been hundreds of thousands of HLA instillation procedures completed in the U.S. by physicians and their patients. During the first quarter of 2015, we launched Defeat IC™, our national education campaign designed to help increase awareness among medical practitioners and patients about IC and our HLA treatment option.

Our other commercially-available urologic compounded formulations consist of lyophilized Tri-Mix-L (phentolamine papaverine and prostaglandin) formulations for the treatment of erectile function (ED). Tri-Mix-L compounded formulations are provided in a sterile powder and dispensed in single-dose vials that can be conveniently transported and stored up to six months prior to reconstitution, and once reconstituted, should be used within 30 days. According to American Urological Association, intracavernous vasoactive injections are considered the most effective non-surgical treatment for ED. We are also developing and validating a proprietary injectable formulation that may also be used to treat ED.

In 2013, we acquired intellectual property related to an injectable compounded formulation comprised of pentoxifylline for the treatment of certain fibrotic conditions, including Peyronie’s Disease (“PD”). A researcher-initiated study using our patent-pending pentoxifylline compounded formulation for the treatment of PD was initiated in 2014, we may commercially launch this compounded formulation following the completion of the research and release of its results, which is expected in 2015.

Integrative Rx Therapies

Through our acquisition of Park in early 2015, we have begun to market a portfolio of non-proprietary compounded formulations consisting of sterile injectable integrative medicine therapies that are used in various therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Many of these formulations, such as artesunate, ascorbic acid, curcumin, dichloroacetate, and 5-methyltetrahydrofolate, are offered in different formats (e.g. in suspension, lyophilized, etc.) that we believe may provide differentiating and potentially beneficial factors as compared to some of our competitors. We plan to establish a sales and marketing team and develop educational campaigns focused on these new therapeutic areas. As part of this initiative, we are planning a series of regional conferences related to furthering education and awareness of these formulation options within the integrative medical community.

Compounding Centers

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Generally, compounding pharmacies work with physicians to develop patient-specific medications for individually identified patients, and a compounding pharmacy compounds or prepares a patient-specific formulation upon receipt of a physician prescription for an individual patient. Pharmacy Creations, Park and CAP, our wholly owned compounding pharmacies, make, dispense and sell our proprietary ophthalmology and urology compounded formulations, complementary compounded formulations within the ophthalmology and urology therapeutic areas, and other non-proprietary compounded formulations in other therapeutic areas. Our compounding pharmacies are collectively licensed to distribute compounded formulations in 44 states.

In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build a majority of this space into an outsourcing facility, which will be required to comply with certain additional requirements, including adherence to current good manufacturing practices (“cGMP”), and will be permitted to compound large quantities of certain sterile drug formulations without a prescription and distribute these formulations out of state without limitation. The remaining space in the facility will be made completely separate and secured, and be constructed as compounding pharmacy to replace our current New Jersey based pharmacy location. We estimate that our capital expenditures to build and equip this new facility will be approximately $3 million. We expect construction for our New Jersey-based compounding center to be completed at the end of the fourth quarter of 2015. Following the construction of the facility, we will begin validating our formulas and processes and expect to begin distributing formulations from our outsourcing facility at the beginning of the second quarter in 2016.

We are also in the process of developing “ImprimisRx” as a uniform brand for our compounding centers, which we intend to launch in 2015. We operate our pharmacy business under the regulatory framework described in the U.S. Drug Quality and Security Act (“DQSA”) of 2013, the Federal Food Drug and Cosmetic Act (“FDCA”) and applicable state pharmacy laws.

Historical Impracor Program

Historically, our business focused on developing, obtaining market approval from the FDA for, and commercializing our former topical pain management product candidate Impracor. After considering the totality of circumstances surrounding the development of and clinical trial requirements for Impracor, including certain manufacturing and formulation issues, in November 2013 we announced our discontinuation of the proposed Phase 3 clinical trial for Impracor. We do not expect to resume a Phase 3 clinical trial for Impracor or otherwise invest in the commercial development of this asset.

Plan of Operations

Our operating plan for the next 12 months is focused on increasing sales of our proprietary ophthalmic and urologic compounded formulations and certain non-proprietary products, optimization of pricing for our proprietary compounded formulations, and growing and gaining operating efficiencies in our prescription fulfillment and dispensing capabilities. Additionally, we plan to continue to pursue development and commercialization opportunities for certain of our ophthalmology, urology and other assets that we have not yet made commercially available as compounded formulations. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “—Liquidity and Capital Resources” below.

Although we have engaged distributors for certain of our proprietary compounded formulations in non-U.S. markets, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2015, and have begun to out-license our technology in other geographical markets, such as Canada. For our proprietary ophthalmic and urologic compounded formulations, we have developed and plan to continue to build small internal sales and commercialization teams that are focused on growing sales of these compounded formulations through, among other things, educating doctors, ambulatory surgery centers, hospitals and other users throughout the U.S. about our products. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our recent launches of our ophthalmology and urology formulations and commercialization campaigns. However, we have limited experience developing and commercializing compounded formulations and we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our pharmacies pursuant to a prescription for an individually identified patient. Additionally, we are in the process of developing an outsourcing facility in New Jersey, which we expect to be completed at the end of the fourth quarter of 2015. We plan to develop our pharmacy operations into a network of compounding pharmacies, outsourcing facilities, and other prescription dispensing facilities to deliver our proprietary compounded formulations to patients. Our efforts to establish a widespread compounding pharmacy network may not be successful, whether due to difficulties integrating, managing or otherwise realizing the benefits of our acquisitions of Pharmacy Creations, Park, CAP or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, inability to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations that restrict compounding operations or make them more costly, failure to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, or an inability to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand our pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. We plan to devote time and other resources to seek reimbursement opportunities for these and other compounded formulations and normalize the pricing for our currently available proprietary ophthalmic compounded formulations. We believe there is an economic argument that would allow for price optimization of Dropless Therapy™ compounded formulations to be priced at or near $100 per unit. According to our internally conducted research, we believe for cataract surgery alone this potentially could allow for Medicare, other public payors and their constituents to save approximately $1 billion annually by substantially eliminating the higher costs of currently available eye drops. We have been in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary compounded formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

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

Recent Developments (dollar amounts are expressed in thousands)

On August 11, 2015, (the “CAN Effective Date”), we entered into a license agreement (the “CAN Agreement”) with Advanced Dosage Forms, Inc. and John DiGenova (collectively “ADF”), pursuant to which we granted to ADF a license under certain U.S. patent applications (the “Licensed Patent Rights”) to develop and sell in Canada certain of our proprietary Dropless and LessDrops compounded formulations (the “OPH Products”) and use of certain of our trademarks, designs, trade names and markings. Such license is non-exclusive; such that prior to December 31, 2015, the parties shall negotiate in good faith and attempt to reach mutual agreement on the terms and conditions upon which ADF would have the option to convert the licenses hereunder to exclusive. Such terms and conditions would include, without limitation, (a) diligence and market penetration conditions to convert, (b) annual diligence and market growth conditions to maintain exclusivity, and (c) an annual license fee of $50 payable to Imprimis ($25 of which would be creditable against the royalties owing during such year).

As consideration for the license granted under the CAN Agreement, ADF has agreed to pay us royalties based on its sales of the OPH Products. The royalties consist of the greater of (i) $50 per unit of OPH Products sold (dollar amount not presented in thousands) and (ii) 20% of the ADF’s sales of the OPH Products. ADF has also agreed to pay to Imprimis a noncreditable license fee of $10 at the CAN Effective Date. ADF is obligated to pay such royalties beginning with its first commercial sale of the OPH Products and continuing until claims under the Licensed Patent Rights are considered expired, abandoned, or unenforceable and are no longer subject to the license granted under the Agreement. ADF is obligated to maintain quality standards established by us, use commercially reasonable efforts to develop and commercialize the OPH Products and market shares according to the terms of the CAN Agreement as agreed to by the parties.

CAP Acquisition

On August 4, 2015, we acquired all of the outstanding capital stock of CAP pursuant to a stock purchase agreement entered into in July 2015. CAP is a compounding and retail pharmacy located in Allen, Texas. At closing, we paid the Sellers a gross amount of four-hundred-twenty-thousand dollars ($420).

Loan Agreement

On May 11, 2015, we entered into a loan agreement with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC, pursuant to which we have received a term loan in the principal amount of $10,000 and we have the opportunity, at our option, to receive an additional term loan in the principal amount of $5,000 if we satisfy certain revenue milestones on or before May 12, 2016 (the “LSAF Loan”). The term loans bear interest at a fixed per-annum rate of 12.5%. We are permitted to pay interest only for the first three years, after the end of the interest-only period, we will be required to pay interest, plus repayments of the principal amount of the term loans, in 36 equal monthly installments. The interest-only period may be reduced to 20 months if we do not meet certain minimum revenue or cash balance requirements and, we would be required to pay interest, plus repayments of the principal amount of the term loans, in 24 equal monthly installments. All amounts owed under the loan agreement, including a final fee of 5% of the aggregate principal amount of the term loans, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. We expect our interest payment obligations under the loan agreement to total approximately $600 for our 2015 fiscal year.

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

Park Acquisition

On January 1, 2015, we completed the acquisition of all of the outstanding capital stock of Park pursuant to a stock purchase agreement entered into in November 2014. At the closing of the Park acquisition, we paid an aggregate cash purchase price of $3,000, net of fees and expenses, which was subject to adjustment based on the final calculation of Park’s working capital and certain other financial information, and a $100 payment for cash remaining in a Park bank account, and we issued 63,525 shares of our common stock. In addition, we are obligated to make 12 quarterly cash payments of $53 each over the three years following January 1, 2015, totaling $638. The sellers of Park have the option to receive the last six of such quarterly payments, totaling up to an aggregate of $319, in the form of 6,749 shares of our common stock for each such payment.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities commenced on April 1, 2014, and this change in the nature of our operations has had and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations, including aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of Pharmacy Creations, Park, CAP and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

All dollar amounts in the below discussion are expressed in thousands.

Comparison of the Three and Six Months Ended June 30, 2015 to the Three and Six Months Ended June 30, 2014

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, which we began to receive following our acquisitions of Pharmacy Creations and Park, and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Variance	2015	2014	Variance
Sales, net	$1,917	$664	$1,253	$3,479	$664	$2,815
License revenues	$50	$3	$47	$51	$5	$46
Total revenues	$1,967	$667	$1,300	$3,530	$669	$2,861

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and recognizing the associated revenues. On January 1, 2015, we acquired Park, which contributed $1,166 of the total $1,917 in revenues from sales of our proprietary compounded formulations and other non-proprietary formulations and products that we recognized during the three months ended June 30, 2015 and $2,201 of the total $3,479 in revenues for the six months ended June 30, 2015. During the three and six months ended June 30, 2015, we were able to increase sales of certain proprietary formulations and introduce new proprietary formulations compared to the same periods in the prior year. The table below describes certain classifications of our compounded drug formulations and other revenues:

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Variance	2015	2014	Variance
Tri-Moxi and Tri-Moxi-Vanc	$516	$51	$465	$837	$51	$786
Combination eye drops	$96	$-	$96	$96	$-	$96
HLA (including royalties)	$215	$-	$215	$222	$-	$222
Other revenues	$1,140	$616	$524	$2,375	$618	$1,757
Total revenues	$1,967	$667	$1,300	$3,530	$669	$2,861

License revenues were mostly related to royalty payments from legacy sub-licensees of HLA. $50 in royalty payments represented payments for over 56,750 milliliters of HLA dispensed (2,470 doses) from the sub-licensees from April 24, 2015 to June 30, 2015. We do not expect royalty revenues from HLA sales to continue beyond nominal amounts in the third quarter, as all legacy sub-licensees have transferred almost all of their existing customer bases and refill prescriptions to us.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell product, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Cost of sales	$1,050	$476	$574	$2,057	$476	$1,581

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and incurring the associated costs of such sales. On January 1, 2015, we acquired Park, to further our ability to sell our proprietary and non-proprietary compounded formulations, and thus increasing our associated costs of such sales. During the three and six months ended June 30, 2015, there was an increase of $574 and $1,581, respectively, in costs of sales as compared to the same period in the prior year. This increase is related to the increase in our sales.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Selling and marketing	$1,630	$469	$1,161	$2,642	$826	$1,816

We began implementing commercialization efforts in the fourth quarter of 2013 and, following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations. During the three and six months ended June 30, 2015, there was an increase of $1,161 and $1,816, respectively, in sales and marketing expenses as compared to the same period in the prior year. This increase is attributed to the hiring of additional commercialization personnel, the launch of our urology based marketing efforts, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
General and administrative	$2,743	$2,289	$454	$5,223	$4,209	$1,014

For the three and six months ended June 30, 2015, there was an increase of $454 and $1,014, respectively, in general and administrative expenses as compared to the same periods in the prior year. The increase in general and administrative expenses is largely attributable to additional expenses related to and the result of the acquisitions of Pharmacy Creations and Park and the general increase of our operations, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations, and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Research and development	$25	$36	$(11)	$206	$96	$110

For the three and six months ended June 30, 2015, there was a decrease of $11 and increase of $110, respectively, in research and development expenses as compared to the same periods in the prior year. The increase in research and development expenses for the six months ended June 30, 2015 compared to the same period in the prior year was primarily related to our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Interest Income

Interest income was $4 and $6 for the three and six months ended June 30, 2015, compared to $9 and $19 for the same periods in the prior year. The decrease was due to a lower average cash balance during the six months ended June 30, 2015 as compared to the same periods in the prior year.

Interest Expense

Interest expense was $253 and $262 for the three and six months ended June 30, 2015, respectively, compared to $2 for the same periods in the prior year. The increase is primarily due to interest expense recognition related to the LSAF Loan, and also capital leases and deferred acquisition obligations related to the acquisition of Park.

Net Loss

Net loss for the three and six months ended June 30, 2015 was $(3,730) and $(6,823), or $(0.39) and $(0.72), basic and diluted net loss per share, respectively, compared to a net loss for the same periods in the prior year of $(2,596) and $(4,921) or $(0.28) and $(0.54), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

All dollar amounts in the below discussion are expressed in thousands.

Our cash on hand at June 30, 2015 was $10,051, compared to $12,102 at June 30, 2014. The decrease in cash on hand is primarily attributable to use of cash to support our operations and acquire Pharmacy Creations and Park. Since inception through June 30, 2015, we have incurred aggregate losses to common stockholders of $(48,688). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our former drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following provides detailed information about our net cash flows for the six months ended June 30, 2015 and 2014:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
Net cash used in operating activities	$(5,447)	$(3,209)
Net cash used by investing activities	(3,213)	(751)
Net cash provided by financing activities	10,500	483
Net change in cash and cash equivalents	1,840	(3,477)
Cash and cash equivalents at beginning of the period	8,211	15,579
Cash and cash equivalents at end of the period	$10,051	$12,102

Operating Activities

Net cash used in operating activities was $(5,447) for the six months ended June 30, 2015, as compared to $(3,209) used in operating activities during the same period in the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $(3,213) and $(751), respectively. The increase in cash used in investing activities during the six months ended June 30, 2015 was primarily related to the acquisition of Park.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $10,500 and $483, respectively. The cash provided by financing activities during the six months ended June 30, 2015 is primarily attributable to proceeds from the LSAF Loan entered in May 2015, and the proceeds received from cash exercises of warrants. The cash provided by financing activities during the six months ended June 30, 2014 is primarily attributable to cash exercises of stock options and warrants.

Cash Position and Sources of Capital

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $10,201 at June 30, 2015, together with expected future revenues and expenses, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Critical Accounting Policies

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of note payable in the condensed consolidated balance sheet. Amortization expense of debt issuance costs and the debt discount is calculated using the interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statement of operations.

For the six months ended June 30, 2015, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K.

Recently Issued and Adopted Accounting Pronouncements

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2015, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in every year of our operations, including net losses of $(10.1 million) for the year ended December 31, 2014. As of June 30, 2015, our accumulated deficit was $(48.7 million). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case, we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities and research and development. Although we have been generating revenue from our pharmacy operations following the closing of our acquisitions of Pharmacy Creations, LLC (“Pharmacy Creations”) on April 1, 2014, South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”) on January 1, 2015, and JT Pharmacy, Inc. D/B/A Central Allen Pharmacy (“CAP”) on August 4, 2015, our ability to generate significant revenues and achieve profitability will depend on a number of factors, including our ability, alone or with others, to identify promising development opportunities and implement appropriate commercialization strategies, develop and commercialize our proprietary compounded formulations, interest physicians and health care organizations in our proprietary formulations, successfully market and sell these formulations, integrate and operate Pharmacy Creations, Park and any other pharmacies or outsourcing facilities we may build or acquire in the future, establish a network of pharmacies with a broad geographic footprint, and comply with federal and state laws related to pharmaceutical compounding and, if applicable, U.S. Food and Drug Administration (“FDA”) regulations for any formulations for which we pursue FDA approval, as well as the other risk factors described in this Item 1A, many of which are outside of our direct control. These activities are costly and susceptible to failure, and we may never be able to achieve or sustain market acceptance of any of our proprietary formulations, generate sufficient revenue to support our business from our pharmacy operations, or reach the level of sales and revenues necessary to achieve and sustain profitability.

We aim to sell certain of our proprietary formulations primarily through a network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. On April 1, 2014, we completed the acquisition of Pharmacy Creations, a New Jersey-based compounding pharmacy, on January 1, 2015, we completed the acquisition of Park, a California-based compounding pharmacy, and on August 4, 2015 we completed the acquisition of CAP, a Texas-based compounding pharmacy, collectively through which we have rights to dispense formulations in 44 states. Additionally, in February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build this space into an outsourcing facility, which we expect to be completed at the end of the fourth quarter of 2015. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to further develop this compounding pharmacy network, but we may experience difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of Pharmacy Creations, Park, CAP or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand our pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business. Our business could materially suffer if we are unable to further develop this pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

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

We may not receive sufficient revenue through Pharmacy Creations, Park, CAP or other compounding pharmacies we may acquire or develop or with which we may partner to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities. We are in the process of establishing an internal sales force to pursue marketing and sales of our proprietary and other formulations in the states in which Pharmacy Creations, Park and CAP are authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach, including our plans to open our own outsourcing facility in New Jersey, which is currently under construction that we expect to be completed in the fourth quarter of 2015. We have limited experience operating pharmacies and commercializing compounded formulations and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have obtained FDA approval, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication, and we will be subject to regulatory limitations with respect to the information we can provide regarding the safety and efficacy of our formulations even if such data is available. As a result, physicians may not be interested in prescribing our formulations to their patients, and we may not generate significant revenue from sales of our proprietary formulations and other products. In addition, we are substantially dependent on Pharmacy Creations, Park, CAP and any other pharmacies or prescription dispensing facilities we acquire or develop and any pharmacy partners with which we may contract to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to acquire, build or enter into agreements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacies or pharmacy partners are unable to fill, our business would suffer.

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

If Pharmacy Creations, Park, CAP or any other pharmacy or outsourcing facility we acquire or build or with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. For example, on May 14, 2014, Pharmacy Creations entered into a voluntary interim consent order with the Office of the Attorney General of the State of New Jersey and New Jersey State Board of Pharmacy related to its sterile compounding activities, pursuant to which Pharmacy Creations has agreed to conduct four additional mandatory third-party inspections by August 2015. Completing these additional third-party inspections will involve significant additional costs to us and will distract management and Pharmacy Creations employees from other aspects of our business. This consent order is not a disciplinary action or sanction or an admission of liability on the part of the pharmacy, and we believe that Pharmacy Creations is in material compliance with applicable regulatory requirements. However, if Pharmacy Creations, Park or CAP fails to comply with such requirements, they could be forced to permanently or temporarily cease or limit their sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the U.S. Food Drug and Cosmetic Act (“FDCA”), loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss or limitation of Pharmacy Creation’s, Park’s and CAP’s ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

Many of the states into which Pharmacy Creations, Park and CAP deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a memorandum of understanding (“MOU”) with each state setting forth limits on interstate compounding. In February 2015, the FDA presented a draft MOU that, if adopted and signed by states would limit the amount of interstate units dispensed from a compounding pharmacy to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. This MOU, if adopted and signed by states, and any other state laws or requirements that may be enacted that prohibit or restrict the interstate operations of pharmacies could involve significant additional costs to us in order to sell compounded formulations in certain states and could limit our operations.

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

To assure compliance with USP guidelines, we have implemented a policy whereby 100% of all sterile compound batches produced by Pharmacy Creations, Park and CAP are tested both in-house and externally prior to their delivery to patients and physicians by an independent, FDA registered laboratory that has represented to us that it operates in compliance with current good laboratory practices. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by Pharmacy Creations, Park, CAP, or any other acquired or developed pharmacy or pharmacy partner, our reputation may suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we may become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

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

Currently, Pharmacy Creations, Park and CAP operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Additionally, even if we were to pursue and obtain FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, it may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our Pharmacy Creations, Park and CAP operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, including our discontinuation of our historical Impracor program in November 2013 and our acquisitions of Pharmacy Creations, Park, CAP and various product development opportunities. We have limited experience operating a pharmacy and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. Additionally, our operating expenses may fluctuate significantly as a result of a variety of factors, including those discussed in this Item 1A, some of which are outside of our direct control. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

Historically we have relied on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We expect our acquisition of Pharmacy Creations, Park and CAP to provide us with limited research and development support and access to additional novel compounded formulations. However, we have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional opportunities. In 2013, we entered into three asset purchase agreements for development opportunities as a result of referrals from Professional Compounding Centers of America (PCCA) pursuant to our strategic alliance agreement with PCCA. Although the term of the strategic alliance agreement currently extends until February 18, 2016 and automatically extends for successive one year periods unless either party provides notice of non-renewal, we do not expect to obtain additional referrals and development opportunities through PCCA. In October 2014, we entered into a license agreement with Urigen Pharmaceuticals, Inc. that provides us with, in exchange for certain royalty and diligence obligations, development and commercialization rights in the U.S. with respect to our patented formulation of heparin and alkalinized lidocaine for the prevention and treatment of lower urinary tract disorders. We may seek to enter into similar arrangements with other third parties and for other formulations in the future, but only if we are able to identify attractive formulations and negotiate agreements with their owners on terms acceptable to us, which we may not be able to do. If we are unable to utilize Pharmacy Creations, Park, CAP and our current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business and acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do.

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

On May 11, 2015, we incurred $10 million of indebtedness under a loan agreement with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC, with the potential to incur, at our option, an additional $5 million of indebtedness thereunder if we achieve certain revenue milestones on or before May 11, 2016. We are obligated to pay interest on the principal amount of the loans at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years, after the end of the interest-only period, we will be required to pay interest, plus repayments of the principal amount of the loans, in 36 equal monthly installments. The interest-only period may be reduced to 20 months if we do not meet certain minimum revenue or cash balance requirements, and after the end of the interest-only period, we would be required to pay interest, plus repayments of the principal amount of the loans, in 24 equal monthly installments. All amounts owed under the loan agreement, including a final fee of 5% of the aggregate principal amount of the loans, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. We expect our interest payment obligations under the loan agreement to total approximately $0.6 million for our 2015 fiscal year. The loans are secured by substantially all of our personal property, rights and assets, including our intellectual property rights.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or proprietary rights held by third parties if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of July 31, 2015, we owned 12 U.S. patent applications, including eight utility and four provisional patent applications, and we owned five international patent applications filed under the Patent Cooperation Treaty. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Filing, prosecuting, defending and enforcing patents on our proprietary formulations throughout the world is extremely expensive. While we have filed five international patent applications under the Patent Cooperation Treaty we do not currently have patent protection outside of the U.S. that covers any of our proprietary formulations or other assets that we are currently pursuing. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. These products may compete with ours and may not be covered by any of our patent claims or other intellectual property rights.

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

Our executive officers and directors own or have the right to acquire within 60 days after August 11, 2015, in the aggregate, approximately 17% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders own, or have the right to acquire within 60 days after August 11, 2015, an additional approximately 42% of our common stock that would be outstanding following such issuances. The sale of even a portion of these shares, or the perception that such sales could occur, would likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities

During April 2015 we issued a total of 197,322 shares of common stock as a result of warrant exercises. The Company received gross cash proceeds of approximately $1,169,000 for the issuance of such shares upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with an exercise price of $5.925. These warrants were issued in April 2012 as part of a private placement of securities. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act. The securities were sold and issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Regulation D thereunder in reliance upon the following facts: we did not use general solicitation or advertising to market the securities; each warrant holder represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities were issued as restricted securities.

In addition, during June 2015, we received no cash proceeds for the issuance of 163 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 457 shares of common stock with an exercise price of $5.25 per share. These warrants were issued in February and March 2013 to one of the underwriters for a registered offering of our common stock. Neither the warrants nor the common stock issued upon exercise of the warrants have been registered under the Securities Act of 1933 (the “Securities Act”). The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. In determining that the issuance of the securities qualified for exemption under Section 4(a)(2), we relied on the following facts: we did not use general solicitation or advertising to market the securities; the underwriter represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was purchasing the securities for its own account and not with a view to distribute them; and the securities were issued as restricted securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015).

10.2#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015).

10.3#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015).

10.4#	Stock Purchase Agreement, effective as of July 10, 2015, by and between Imprimis Pharmaceuticals, Inc. and Jonathan Nguyen and Julie Trinh, to acquire all of the outstanding capital stock of JT Pharmacy, Inc. D/B/A Central Allen Pharmacy and completed on August 4, 2015.

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

Imprimis Pharmaceuticals, Inc.

Dated: August 12, 2015	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

