Form 10-Q
period 2015-09-30
Imprimis Pharmaceuticals, Inc.
filed 2015-11-12
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of November 11, 2015, 9,681,646 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,556	$8,211
Restricted short-term investments	150	150
Accounts receivable, net	701	81
Inventories	1,273	373
Prepaid expenses and other current assets	685	241
Total current assets	9,365	9,056
Intangible assets, net	3,170	611
Goodwill	1,419	332
Furniture and equipment, net	1,067	243
TOTAL ASSETS	$15,021	$10,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,917	$787
Accrued payroll and related liabilities	1,096	716
Customer deposits	21	2
Current portion of deferred acquisition obligation and accrued interest	198	-
Current portion of contingent acquisition obligation	483	31
Current portion of capital lease obligations	27	24
Total current liabilities	3,742	1,560
Capital lease obligations, net of current portion	1	19
Contingent acquisition obligation	-	483
Deferred acquisition obligation, net of current portion	306	-
Accrued expenses, net of current portion	511	30
Note payable and paid-in-kind interest, net of unamortized debt discount and issuance costs	8,217	-
TOTAL LIABILITIES	12,777	2,092
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,681,646 and 9,258,231 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in capital	54,874	50,006
Accumulated deficit	(52,640)	(41,865)
TOTAL STOCKHOLDERS’ EQUITY	2,244	8,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,021	$10,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Sales, net	$2,682	$439	$6,161	$1,104
License revenues	1	2	52	6
Total revenues	2,683	441	6,213	1,110
Cost of sales	(1,202)	(239)	(3,259)	(715)
Gross profit	1,481	202	2,954	395
Operating expenses:
Selling and marketing	1,813	637	4,455	1,462
General and administrative	3,104	1,954	8,327	6,163
Research and development	93	70	299	166
Total operating expenses	5,010	2,661	13,081	7,791
Loss from operations	(3,529)	(2,459)	(10,127)	(7,396)
Other income (expense):
Interest income (expense), net	(423)	7	(679)	23
Other income	-	-	31	-
Total other income (expenses), net	(423)	7	(648)	23
Net loss	$(3,952)	$(2,452)	$(10,775)	$(7,373)
Basic and diluted net loss per share of common stock	$(0.41)	$(0.27)	$(1.13)	$(0.81)
Weighted average number of shares of common stock outstanding, basic and diluted	9,603,541	9,154,172	9,501,730	9,092,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,775)	$(7,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	186	20
Amortization of intangible assets	264	31
Amortization of debt issuance costs and discount	175	-
Paid-in-kind interest added to principal of note payable	79	-
Non-cash gain on contingent acquisition obligations	(31)	-
Stock-based compensation	2,317	1,951
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(221)	(10)
Inventories	(605)	(138)
Prepaid expenses and other current assets	(444)	(227)
Accounts payable and accrued expenses	845	372
Accrued payroll and related liabilities	349	380
Customer deposits	19	(10)
NET CASH USED IN OPERATING ACTIVITIES	(7,842)	(5,004)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net	(3,005)	-
Purchase of Central Allen Pharmacy, net	(421)	-
Purchase of restricted short-term investment	-	(100)
Purchase of Pharmacy Creations, LLC, net	-	(636)
Investment in patents and other identifiable intangible assets	(129)	-
Purchases of furniture and equipment	(704)	(92)
NET CASH USED IN INVESTING ACTIVITIES	(4,259)	(828)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligation	(18)	(4)
Payments on Park deferred acquisition obligation	(87)	-
Proceeds from note payable, net of issuance costs and fees	9,303	-
Net proceeds from exercise of warrants and stock options	1,248	621
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,446	617
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,655)	(5,215)
CASH AND CASH EQUIVALENTS, beginning of period	8,211	15,579
CASH AND CASH EQUIVALENTS, end of period	$6,556	$10,364
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$1
Cash paid for interest	$414	$3
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$39	$-
Issuance of common stock and deferred obligations in the purchase of Park Compounding	$1,016	$-
Estimated relative fair value of warrants issued in connection with note payable	$840	$-
Final fee on note payable recorded as debt discount and included in accrued expenses	$500	$-
Purchase of furniture and equipment with a capital lease	$-	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a national leader in the development, production and dispensing of novel compounded pharmaceuticals and making these therapies available to physicians and patients at accessible prices. The Company owns, markets and sells a portfolio of proprietary combination formulations in several therapeutic segments including ophthalmology, urology, and otolaryngology that it believes may offer competitive advantages and serve unmet needs in the marketplace. The Company’s ophthalmic formulations, led by its Dropless Therapy™ injectable and LessDrops™ topical formulations, serve the multi-billion dollar eye drop market and are designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. The Company’s urology business, led by its Defeat IC™ campaign, includes a patented compounded formulation for patients suffering from interstitial cystitis. The Company recently launched its otolaryngology business and acquired the assets of certain leading U.S. providers of compounded sinus medications, delivery systems and patented packaging. The Company is also developing additional complementary proprietary compounded formulations to add to its ophthalmology, urology, and otolaryngology formulation portfolios. Imprimis makes, dispenses and sells its proprietary compounded formulations, as well as other non-proprietary products, through its wholly-owned compounding pharmacies.

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy, on January 1, 2015, the Company acquired South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), a California based compounding pharmacy, on August 4, 2015, the Company acquired JT Pharmacy, Inc. D/B/A Central Allen Pharmacy (“CAP”), a Texas based compounding pharmacy, and on October 15, 2015, the Company, through a wholly-owned subsidiary ImprimisRx PA, Inc. (“ImprimisRx PA”), acquired substantially all of the assets and tradenames of Thousand Oaks Holding Company’s wholly-owned subsidiaries Topical Apothecary Group, LLC (d/b/a TAG Pharmacy), Aerosol Science Laboratories, Inc. (d/b/a ASL Pharmacy), SinuTopic, Inc. (d/b/a Sinus Dynamics Pharmacy) and Mycotoxins, LLC. Effective with the acquisition of PC, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations. We may refer to all of our wholly-owned compounding pharmacies hereinafter collectively as our “ImprimisRx compounding pharmacies.”

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of $10,775 and $7,373 for the nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of $52,640 and $41,865 as of September 30, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of $7,842 and $5,004 for the nine months ended September 30, 2015 and 2014, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted investments of approximately $6,706 at September 30, 2015 will be sufficient to sustain our planned level of operations for at least the next twelve months taking into account certain planned activities. However, these estimates of operating expenses and working capital requirements could be incorrect, and the Company may use our cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may plan to increase liquidity and capital resources by one or more measures, to the extent necessary. These plans may include, but are not limited to, the following: obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through pharmacy sales. There is no guarantee that the Company will be able to obtain capital on terms it deems as acceptable, or at all.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the nine months ended September 30, 2015 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At September 30, 2015, the Company had approximately $6,306 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $205 and $4 as of September 30, 2015 and December 31, 2014, respectively.

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Trademarks are an indefinite life intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

Impairment of Long-Lived Assets

Long-lived assets, such as furniture and equipment, purchased intangibles subject to amortization and patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material.

During the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any impairment of long-lived assets.

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of note payable in the condensed consolidated balance sheet. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statement of operations.

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

At September 30, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At September 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, deferred acquisition obligations, note payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, note payable, and the capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, note payable, and capital leases approximate their respective fair values.

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Total billing and collection management expense under this agreement for the three and nine months ended September 30, 2015 was $7 and $28, and is included in selling and marketing expenses in the accompanying condensed consolidated statement of operations. The amount due under the agreement as of September 30, 2015 was $14.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2015, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended September 30, 2015 and 2014. The Company is subject to taxation in the United States, New Jersey, and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, RSUs and warrants were 3,382,512 and 3,053,649 at September 30, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Common stock equivalents at September 30, 2015 included 39,880 shares of common stock underlying RSUs awarded to directors that had vested, but the issuance and delivery of these shares are deferred until the director resigns.

 The following table shows the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator – net loss	$(3,952)	$(2,452)	$(10,775)	$(7,373)
Denominator – weighted average number of shares outstanding, basic and diluted	9,603,541	9,154,172	9,501,730	9,092,065
Net loss per share, basic and diluted	$(0.41)	$(0.27)	$(1.13)	$(0.81)

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

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16 Simplifying the Accounting for Measurement-Period Adjustments which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11 Simplifying the Measurement of Inventory which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

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

A $591 liability was recognized for the estimated acquisition date fair value of the deferred consideration and is included in the deferred acquisition obligations in the accompanying condensed consolidated balance sheet at September 30, 2015.

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

Results of Operations

The amount of revenues and net income of Park included in the Company’s condensed consolidated statement of operations from the acquisition date through the period ended September 30, 2015 are as follows:

Total revenues	$3,992
Net income	$546

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

Other 2015 Acquisitions

During 2015, the Company acquired CAP and purchased assets primarily to expand its compounding pharmacy infrastructure and offerings. This acquisition was not individually significant. The Company has included the financial results of the acquired company in its condensed consolidated financial statements from its respective acquisition date and the results from this company were not individually material to the Company’s condensed consolidated financial statements. The total preliminary purchase price for this acquisition was approximately $421, which was paid entirely in cash. The Company has preliminarily recorded $117 of net tangible assets and $65 of identifiable intangible assets, based on their estimated fair values, and $239 of residual goodwill.

The initial purchase price calculation and related accounting for the acquisition completed during 2015 is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for certain of our acquisitions completed during 2015 were based upon preliminary calculations and valuations and estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the respective measurement periods (up to one year from the respective acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired and identifiable intangible assets.

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including CAP, Park and PC) for the three and nine months ended September 30, 2014, as though the companies had been combined as of the beginning of each of the periods presented. The acquisition of CAP was not individually significant and the 2015 results from this company were not individually material to our condensed consolidated financial statements. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets, interest charges, acquisition costs, and eliminations of intercompany transactions.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2014	September 30, 2014
Total revenues	$1,853	$5,849
Net loss	$(2,349)	$(7,147)

The Company incurred approximately $201 in acquisition expenses related to the Park Acquisition, and did not incur material acquisition expenses related to the CAP or PC acquisitions.

NOTE 4. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at September 30, 2015 and December 31, 2014 consist of certificates of deposit, which are classified as held-to-maturity. At September 30, 2015 and December 31, 2014, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At September 30, 2015 and December 31, 2014, the certificates of deposit of $150 were classified as a current asset. These certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease, and they automatically renew every twelve months.

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Raw materials	$453	$146
Work in progress	-	98
Finished goods	820	129
Total inventories	$1,273	$373

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014
Prepaid insurance	$311	$124
Other prepaid expenses	293	82
Deposits and other current assets	81	35
Total prepaid expenses and other current assets	$685	$241

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2015 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Patents	20 years	$41	$-	$41
Trademarks	Indefinite	88	-	88
Customer relationships	3-15 years	2,998	(232)	2,766
Trade name	5 years	16	(3)	13
Non-competition clause	3-4 years	294	(75)	219
State pharmacy licenses	25 years	45	(2)	43
		$3,482	$(312)	$3,170

Amortization expense for intangible assets for the three and nine months ended September 30, 2015 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2015
Customer relationships	$66	$195
Trade name	-	2
Non-competition clause	22	66
State pharmacy licenses	-	1
	$88	$264

Estimated future amortization expense for the Company’s intangible assets at September 30, 2015 is as follows:

Years ending December 31,
Remainder of 2015	$90
2016	364
2017	364
2018	218
2019	207
Thereafter	1,927
$3,170

The changes in the carrying value of the Company’s goodwill during the nine months ended September 30, 2015 were as follows:

Balance at January 1, 2015	$332
Acquisition of Park (see Note 3)	848
Other acquisitions (see Note 3)	239
Balance at September 30, 2015	$1,419

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$1,810	$699
Deferred rent	61	5
Accrued exit fee for note payable (see Note 9)	500	-
Building lease liability(1)	57	74
Other accrued expenses	-	39	(2)
Total accounts payable and accrued expenses	2,428	817
Less: Current portion	(1,917)	(787)
Non-current total accrued expenses	$511	$30

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $39 stock-based compensation accrual at December 31, 2014 related to stock options granted for consulting services provided. The stock options were granted during the nine months ended September 30, 2015 and the $39 was recorded to additional paid-in-capital.

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

In connection with the Loan Agreement, the Company has issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, has an exercise price of $7.85 per share and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three and nine months ended September 30, 2015, debt discount and issuance costs amortization was approximately $105 and $175, respectively.

Notes payable at September 30, 2015 was as follows:

September 30, 2015
12.5% note payable	$10,000
Add: Interest paid-in-kind	79
Less: Discount on note for issuance costs and relative fair value of warrants	(1,862)
Less: Current portion	-
Long-term portion	$8,217

Future minimum payments as of September 30, 2015 are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$264
2016	1,075
2017	1,195
2018	2,741
2019	4,183
Thereafter	6,275
Total minimum payments	15,733
Less: amount representing interest and interest paid-in-kind	(5,733)
Note payable, gross	10,000
Add: interest paid-in-kind	79
Less: unamortized discount and issuance costs	(1,862)
Note payable and interest paid-in-kind, net of unamortized debt discount and issuance costs	$8,217

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

During the nine months ended September 30, 2015, 21,182 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

During the nine months ended September 30, 2015, the Company issued a total of 130,457 shares of common stock as a result of option exercises. The Company received no cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 255,600 shares of common stock with exercise prices ranging from $3.20 to $4.51 per share.

During the nine months ended September 30, 2015, the Company issued a total of 220,912 shares of common stock as a result of warrant exercises. Of these, the Company received cash proceeds of $1,248 for the issuance of 209,980 shares of common stock upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with an exercise price of $5.925, and the Company received no cash proceeds for the issuance of 10,932 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 30,457 shares of common stock with an exercise price of $5.25 per share.

Preferred Stock

At September 30, 2015, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of September 30, 2015, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the nine months ended September 30, 2015 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2015	1,029,240	$5.74
Options granted	810,946	$7.82
Options exercised	(255,600)	$4.05
Options cancelled/forfeit	(21,373)	$11.12
Options outstanding - September 30, 2015	1,563,213	$7.05	6.09	$991
Options exercisable	613,121	$6.15	5.82	$867
Options vested and expected to vest	1,468,204	$7.01	6.09	$979

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2015, based on the closing price of the Company’s common stock of $6.42 on that date. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 was approximately $1,023.

During the nine months ended September 30, 2015, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2015 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

On July 31, 2015 (the “Grant Date”), the Company granted to its CEO, Mr. Mark Baum, an option (“Baum Performance Option”) to purchase 600,000 shares of common stock of the Company at an exercise price of $7.87 per share under the Plan. 200,000 of the shares subject to the option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $9.00 (the “First Price Condition”). 100,000 of the shares subject to the option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $10.00 (the “Second Price Condition”). 100,000 of the shares subject to the option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $12.00 (the “Third Price Condition”). 100,000 of shares subject to the option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $14.00 (the “Fourth Price Condition”). 100,000 of the shares subject to the option shall vest if, at any time during the five (5) years following the Grant Date, the average of the official closing price per share of the Company’s common stock during the preceding five (5) days is equal to or greater than $15.00 (the “Fifth Price Condition” and each of the First Price Condition, the Second Price Condition, the Third Price Condition and the Fourth Price Condition, a “Price Condition”). The Baum Performance Option terminates on the fifth anniversary of the Grant Date.

The initial fair value of the Baum Performance Option was $2,517 using a Monte Carlo Simulation with a five-year life, 80% volatility and a risk free interest rate of 1.54%.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees (not including Baum Performance Option):

2015
Weighted-average fair value of options granted	$6.27
Expected terms (in years)	5.81 - 6.11
Expected volatility	101 - 121%
Risk-free interest rate	1.47 - 1.68%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2015
Weighted-average fair value of options granted	$6.49
Expected terms (in years)	10.00
Expected volatility	108% - 109%
Risk-free interest rate	1.06 - 1.63%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40	125,000	6.33	$2.40	125,000	$2.40
$3.68 - $4.50	207,123	4.31	$4.27	159,001	$4.32
$5.49 - $7.99	967,503	6.30	$7.58	141,285	$6.65
$8.06 - $8.99	258,557	6.69	$8.88	182,805	$8.93
$42.80	5,030	4.87	$42.80	5,030	$42.80
	1,563,213	6.09	$7.05	613,121	$6.15

As of September 30, 2015, there was approximately $4,190 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.9 years. The stock-based compensation for all stock options was $510 and $1,079 during the three and nine months ended September 30, 2015, respectively.

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

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2015	1,276,815	$3.20
RSUs granted	251,666	$3.74
RSUs vested	(21,182)	$7.67
RSUs cancelled/forfeited	(9,062)	$5.98
RSUs unvested at September 30, 2015	1,498,237	$3.21

As of September 30, 2015, the total unrecognized compensation expense related to unvested RSUs was approximately $1,188, which is expected to be recognized over a weighted-average period of 1.1 years, based on the vesting schedules of the applicable RSUs. The stock-based compensation for RSU’s during the three and nine months ended September 30, 2015 was $446 and $1,238, respectively.

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

A summary of warrant activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price
Warrants outstanding - January 1, 2014	690,944	$6.05
Granted	125,000	$7.85
Exercised	(240,437)	$5.45
Expired	(334,819)	$5.93
Warrants outstanding and exercisable - September 30, 2015	240,688	$7.41
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2015	6.24

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the nine months ended September 30, 2015 was approximately $528.

A list of the warrants outstanding as of September 30, 2015 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
	Issue	Warrants	Exercise	Warrants	Expiration
Warrant Series	Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Note 9)	5/11/2015	125,000	$7.85	125,000	5/11/2025
Underwriter Warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		240,688	$7.41	240,688

The Company recorded stock-based compensation (including the amortization of stock-based prepaid consulting fees) related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Employees - selling and marketing	$106	$20	$281	$51
Employees - general and administrative	754	470	1,791	1,574
Directors - general and administrative	96	17	204	101
Consultants - selling and marketing	-	27	41	58
Consultants - general and administrative	-	21	-	108
Consultants - research and development	-	-	-	9
Total	$956	$555	$2,317	$1,901

NOTE 11. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital leases with an interest rate of 4.25% per annum. At September 30, 2015, future payments under the Company’s capital leases were as follows:

Year ending December 31,
Remainder of 2015	$6
2016	22
2017	1
Total minimum lease payments	29
Less amount representing interest	(1)
Present value of future minimum lease payments	28
Less current portion	(27)
Capital lease obligation, net of current portion	$1

The value of the equipment under capital leases as of September 30, 2015 was $60, with related accumulated depreciation of $23.

Operating Leases

In August 2015, the Company entered into a lease agreement for approximately 1,100 square feet of lab, warehouse and office space in Allen, Texas. The current lease term expires on April 30, 2016. The monthly rent amount is $3 and includes annual increases of approximately 2%.

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

The Urigen License was non-exclusive until April 24, 2015, when the Company exercised its option to convert the non-exclusive license to an exclusive license for the remaining term of the Urigen License. Legacy sublicensees, who previously had non-exclusive licensed rights to compound and sell HLA (the “Existing Sub-licensees”) were provided written notice of the Company’s intent to terminate those non-exclusive license agreements, on or around April 24, 2015. Over the following 60 to 90 days (the “Transition Period”) the Company entered into agreements with the Existing Sub-licensees to transfer existing refill prescriptions to the Company’s wholly owned pharmacies. These agreements required various one-time payments and limited future payments related to transferred prescriptions. Urigen agreed that any revenue received from the Existing Sub-licensees from HLA sales that are consistent with their respective agreements with Urigen, will be kept by the Company (without a related royalty payment to Urigen). Beginning on April 24, 2015, the Company was due royalty payments on any HLA prescriptions filled by Existing Sub-licensees during the Transition Period and any additional period the sublicenses filled prescriptions for HLA. During the three and nine months ended September 30, 2015, the Company recognized $1 and $51 in royalty revenues related to HLA prescriptions filled by the Existing Sub-licensees.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License terminates upon the first commercial sale of HLA by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market HLA in the U.S., if market approval is granted. The Company shall have the option, at its discretion, to become a non-exclusive distributor of HLA following the FDA granting Urigen such market approval. During the three and nine months ended September 30, 2015 the Company recognized $149 and $154 in royalty amounts under the Urigen License, and such amounts are included in cost of sales in the accompanying condensed consolidated statement of operations.

PCCA License Agreement

On August 30, 2012, the Company entered into a license agreement with Professional Compounding Centers of America (“PCCA”), pursuant to which PCCA has granted to the Company and its affiliates certain exclusive rights under PCCA’s proprietary formulations, other technologies and data, and the Company has agreed to pay to PCCA certain royalties on net sales relating to the sale of certain future products that the Company may produce, which royalties will range from 4.5% to 9% for each product, subject to certain minimum royalty payments. PCCA may terminate the license agreement if the Company fails to commence efforts to research and develop any such products within certain time periods, as set forth in the license agreement. No royalty amounts have been paid or accrued under this agreement during the nine months ended September 30, 2015 and 2014.

PCCA Strategic Alliance Agreement

On February 18, 2013, the Company entered into a strategic alliance agreement with PCCA. Under this agreement, PCCA has agreed that, during the term of the agreement, it will not introduce any of PCCA’s members or customers meeting certain criteria (the “Member/Customers”) to any third party whereby such third party licenses or otherwise acquires the intellectual property rights of such Member/Customer, without first presenting such an opportunity to the Company. PCCA may, but is not required to, present such opportunities to the Company, use reasonable efforts to facilitate an introductory meeting between the Member/Customer and the Company, and further provide certain key technical assistance with respect to any potential development project the Company may pursue associated with the Member/Customer’s intellectual property rights. In the event the Company and a Member/Customer introduced to the Company by PCCA enter into a commercial agreement for the license or acquisition of the intellectual property rights owned by the Member/Customer, PCCA will be entitled to receive certain cash fees up to an aggregate of $100, as well as a commission based on net sales, if any, generated by the Company as a result of the acquired intellectual property rights. The agreement has a term of one year and is automatically extended for successive one year periods unless either party gives the other written notice of non-renewal. This agreement automatically renewed for a one-year term on February 18, 2015. No royalty amounts have been paid or accrued under this agreement during the nine months ended September 30, 2015 and 2014.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. No royalty amounts have been paid or accrued under these agreements during the nine months ended September 30, 2015 and 2014.

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2015 and 2014 are attributed to the U.S. All long-lived assets at September 30, 2015 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and nine months ended September 30, 2015 and 2014.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 49% and 55%, respectively, of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2015. These suppliers collectively accounted for 84% and 78%, respectively, of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2014.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2015 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

Thousand Oaks Asset Acquisition

On October 15, 2015, the Company, through its subsidiary ImprimisRx PA, acquired the assets of Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company, for a total cash purchase price of approximately $524.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions of Pharmacy Creations, LLC (“Pharmacy Creations”), South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), JT Pharmacy, Inc. D/B/A Central Allen Pharmacy (“CAP”), Thousand Oaks Holding Company’s wholly-owned subsidiaries Topical Apothecary Group, LLC (d/b/a TAG Pharmacy), Aerosol Science Laboratories, Inc. (d/b/a ASL Pharmacy), SinuTopic, Inc. (d/b/a Sinus Dynamics Pharmacy) and Mycotoxins, LLC (collectively “ImprimisRx PA”), and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are a pharmaceutical company focused on developing and commercializing innovative and high quality proprietary compounded drug therapies and making these therapies available to physicians and patients at accessible prices. We own, market and sell a portfolio of proprietary combination formulations in ophthalmology, urology and otolaryngology that we believe may offer competitive advantages and serve unmet needs in the marketplace. Our ophthalmic compounded formulations, led by our Dropless Therapy™ injectables and LessDrops™ combination topical eye drops, compete in the multi-billion dollar market for ophthalmic antibiotic and anti-inflammatory drugs. Importantly, our formulations which are comprised of active pharmaceutical ingredients are uniquely designed to address patient compliance issues and provide other medical and economic benefits to physicians and patients. Our urology business, led by our Defeat IC™ campaign, includes a patented compounded formulation for patients suffering from interstitial cystitis. Our otolaryngology business includes topical compounded sinus formulations, delivery systems and patented packaging. We are also developing additional complementary proprietary compounded formulations to add to our ophthalmology and urology formulation portfolios. We make, dispense and sell our proprietary compounded formulations, as well as non-proprietary products, through our wholly-owned compounding pharmacies Pharmacy Creations, Park, CAP and ImprimisRx PA. (We may refer to all of our wholly-owned compounding pharmacies hereinafter collectively as our “ImprimisRx compounding pharmacies”). Through our acquisition of Park in early 2015, we have begun to market a portfolio of non-proprietary compounded formulations consisting of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. We also recently introduced the Imprimis Cares initiative which is aligned with our corporate mission to help provide physicians and patients access to alternative cost-effective compounded formulations for certain FDA-approved generic drugs.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $53 million at September 30, 2015. Beginning on April 1, 2014, the date of our acquisition of Pharmacy Creations, we began generating revenue from sales by our pharmacies of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

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

Our Dropless Therapy™ compounded formulations include Tri-Moxi and Tri-Moxi-Vanc. At leading U.S. ophthalmology meetings, ophthalmologists have reported that Dropless Therapy™ formulations have substantially reduced or, in many cases, eliminated the need for patient-administered eye drops following ocular surgeries they have performed. Since the launch of our associated Go Dropless™ educational campaign in April 2014, an estimated 400 ophthalmologists have started to use Dropless Therapy™ compounded formulations, and they have been used in over 100,000 ocular surgeries, primarily cataract surgeries. In the future, we aim for our Dropless Therapy™ to be initiated at additional high volume cataract surgery practices, hospitals and large ambulatory surgery centers throughout the U.S. A recent co-sponsored economic study conducted by researchers at Andrew Chang & Co, LLC demonstrated that our Dropless Therapy™ could provide savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion. The economic study was conducted assuming the cost per dose of Dropless TherapyTM was $100 (not presented in thousands) per dose.

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

Urologic Formulations

Our key current commercially-available urologic compounded formulation consists of a patented combination of heparin and alkalinized lidocaine (“HLA”). We acquired non-exclusive development and commercialization rights for HLA in October 2014, which became exclusive in late April 2015. HLA is delivered directly to the bladder for the treatment of interstitial cystitis (“IC”), also known as painful bladder syndrome (“PBS). Since the HLA compounded formulation first became available as a compounded drug in 2011, there have been hundreds of thousands of HLA instillation procedures completed in the U.S. by physicians and their patients. During the first quarter of 2015, we launched the Defeat IC™ national education campaign designed to help increase awareness among medical practitioners and patients about IC and our HLA treatment option.

We have also made available a customizable compounded formulation of pentosan polysulfate sodium delayed release™ (PPS-DR™) oral medication that may be prescribed by physicians for their patients as a low-cost alternative to an off-patent oral drug, Elmiron®, for the treatment of symptoms associated with IC. Our PPS-DR™ compounded formulations are customized to an individual patient and feature time delayed release for the added convenience of twice daily dosing compared to Elmiron®, which is often prescribed three to four times a day.

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

Otolaryngology Medicine

  In October 2015, we acquired the assets of a leading U.S. provider of topical compounded sinus formulations, delivery systems and patented packaging. Topical administration of sinusitis medications such as antibiotics, antifungals and steroids have gained increasing popularity as an alternative to systemic oral therapies. Topical delivery may minimize the side effects seen with systemic oral agents that non-specifically deliver medicine to the entire body. Our topical delivery platform delivers sinusitis medications locally to the sinonasal mucosa, the direct site and probable source of the problem. The assets we acquired were the foundation of a business that had been prescribed by 8 out of 10 U.S. ear, nose and throat physicians that serviced more than 38,000 patients annually.

Integrative Medicine

Through our acquisition of Park in early 2015, we have begun to market a portfolio of non-proprietary compounded formulations consisting of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Many of these formulations, such as artesunate, ascorbic acid, curcumin, dichloroacetate, and 5-methyltetrahydrofolate, are offered in different formats (e.g. in suspension, lyophilized, etc.) that we believe may provide differentiating and potentially beneficial factors as compared to some of our competitors. We plan to establish a sales and marketing team and develop educational campaigns focused on these new therapeutic areas. As part of this initiative, we sponsor regular regional conferences related to furthering education and awareness of these formulation options within the integrative medical community.

Imprimis Cares Initiative

In October 2015, we announced our Imprimis Cares initiative which is aligned with our corporate mission of making novel and customizable medicines at accessible prices and allows us to work with physicians and their patients to ensure they have affordable access to the medicines they need. Imprimis Cares, available in all 50 states, will work with third party insurers, pharmacy benefit managers and buying groups to offer patient specific customizable compounded drug formulations at accessible prices. As part of this initiative, we have made available a customizable compounded formulation of pyrimethamine and leucovorin available for physicians to consider prescribing for their patients as a low cost alternative to Daraprim®. The FDA-approved label for Daraprim® indicates that it is prescribed for toxoplasmosis, which can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children.

Compounding Centers

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Generally, compounding pharmacies work with physicians to develop patient-specific medications for individually identified patients, and a compounding pharmacy compounds or prepares a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our ImprimisRx compounding pharmacies, make, dispense and sell our proprietary ophthalmology and urology compounded formulations, our topical sinus compounded formulations, delivery systems and patented packaging, complementary compounded formulations within the ophthalmology, urology and sinus therapeutic areas, and other non-proprietary compounded formulations in other therapeutic areas including integrative medicine. Our compounding pharmacies are collectively licensed to distribute compounded formulations in 50 states.

In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build a majority of this space into an outsourcing facility, which will be required to comply with certain additional requirements, including adherence to current good manufacturing practices (“cGMP”), and will be permitted to compound large quantities of certain sterile drug formulations without a prescription and distribute these formulations out of state without limitation. The remaining space in the facility will be made completely separate and secured, and be constructed as compounding pharmacy to replace our current New Jersey based pharmacy location. We estimate that our capital expenditures to build and equip this new facility will be approximately $3 - $3.5 million. We expect construction for our New Jersey-based compounding center to be completed during the first quarter of 2016 or shortly thereafter. However, the Company may need to obtain additional financing to maintain this construction schedule. Following the construction of the facility, we will begin validating our formulas and processes and expect to begin distributing formulations from our outsourcing facility at the beginning of the second quarter in 2016.

In October 2015, we commenced construction efforts on our current Texas compounding pharmacy and plan to register the pharmacy with the FDA as a 503B outsourcing facility. The Texas facility is expected to be completed and dispensing certain prescriptions as an outsourcing facility in February of 2016. In the meantime, our Texas pharmacy will continue its current operations without disruption of service during construction. We estimate the cost of construction and equipment will be less than $200.

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

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our pharmacies pursuant to a prescription for an individually identified patient. Additionally, we are in the process of developing an outsourcing facility in New Jersey, which we expect to be completed at the beginning of second quarter 2016 and registering our current Texas pharmacy as an outsourcing facility in the first quarter of 2016. We plan to develop our pharmacy operations into a network of compounding pharmacies, outsourcing facilities, and other prescription dispensing facilities to deliver our proprietary compounded formulations to patients. Our efforts to establish a widespread compounding pharmacy network may not be successful, whether due to difficulties integrating, managing or otherwise realizing the benefits of our acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, inability to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations that restrict compounding operations or make them more costly, failure to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, or an inability to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand our pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. We plan to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and normalize the pricing for our currently available proprietary ophthalmic compounded formulations. We believe there is an economic argument that would allow for price optimization of Dropless Therapy™ compounded formulations to be priced at or near $100 (not presented in thousands) per unit. According to a recent co-sponsored economic study conducted by researchers at Andrew Chang & Co, LLC, our Dropless Therapy™ could save Medicare and Medicaid more than $7 billion over the next ten years. Additionally, during the same time period patients could save $1.4 billion for out of pocket costs for co-payments, and state governments could save $124 million in Medicaid payments. We have been in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary and non-proprietary compounded formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

We also plan to pursue the development of additional proprietary compounded formulations in the ophthalmology, urology, otolaryngology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. However, we will need to rely on relationships with third parties, including pharmacists, physicians and other inventors, to assist in the identification, research, development and assessment of such formulations, which exposes us to risks. Moreover, we may be unable to identify attractive acquisition opportunities and negotiate agreements with their owners that are acceptable to us, particularly if such assets involve competition among several purchasers, and we have limited resources to invest in or acquire additional potential product development assets and integrate them into our business.

Recent Developments (dollar amounts are expressed in thousands)

Thousand Oaks Asset Acquisition

On October 15, 2015, though our subsidiary ImprimisRx PA, we acquired substantially all of the assets of Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company, for a total cash purchase price of approximately $524.

Canadian License Agreement

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

CAP Acquisition

On August 4, 2015, we acquired all of the outstanding capital stock of CAP pursuant to a stock purchase agreement entered into in July 2015. CAP is a compounding and retail pharmacy located in Allen, Texas. At closing, we paid the sellers a gross amount of $421.

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

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities commenced on April 1, 2014, and this change in the nature of our operations has had and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations, including aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our ImprimisRx compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

All dollar amounts in the below discussion are expressed in thousands.

Comparison of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, which we began to receive following our acquisitions of Pharmacy Creations and Park, and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Variance	2015	2014	Variance
Sales, net	$2,682	$439	$2,243	$6,161	$1,104	$5,057
License revenues	1	2	(1)	52	6	46
Total revenues	$2,683	$441	$2,242	$6,213	$1,110	$5,103

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and recognizing the associated revenues. On January 1, 2015, we acquired Park, which contributed $1,791 of the total $2,682 in revenues from sales of our proprietary compounded formulations and other non-proprietary formulations and products that we recognized during the three months ended September 30, 2015 and $3,992 of the total $6,161 in revenues for the nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, we were able to increase sales of certain proprietary formulations and introduce new proprietary formulations compared to the same periods in the prior year. The table below describes certain classifications of our compounded drug formulations and other revenues:

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Variance	2015	2014	Variance
Tri-Moxi and Tri-Moxi-Vanc	$594	$144	$450	$1,431	$195	$1,236
Combination eye drops	263	-	263	359	-	359
HLA (including royalties)	518	-	518	740	-	740
Other revenues	1,308	297	1,011	3,683	915	2,768
Total revenues	$2,683	$441	$2,242	$6,213	$1,110	$5,103

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell product, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Cost of sales	$1,202	$239	$963	$3,259	$715	$2,544

Following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and incurring the associated costs of such sales. On January 1, 2015, we acquired Park, to further our ability to sell our proprietary and non-proprietary compounded formulations, and thus increasing our associated costs of such sales. On August 4, 2015, we acquired CAP, to continue to further our ability to sell our proprietary and non-proprietary compounded formulations, thus causing an additional increase in out associated cost of such sales. During the three and nine months ended September 30, 2015, there was an increase of $963 and $2,544, respectively, in costs of sales as compared to the same period in the prior year. This increase is related to the increase in our sales.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Selling and marketing	$1,813	$637	$1,176	$4,455	$1,462	$2,993

We began implementing commercialization efforts in the fourth quarter of 2013 and, following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations. During the three and nine months ended September 30, 2015, there was an increase of $1,176 and $2,993, respectively, in sales and marketing expenses as compared to the same period in the prior year. This increase is attributed to the hiring of additional commercialization personnel, the launch of our urology based marketing efforts, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
General and administrative	$3,104	$1,954	$1,150	$8,327	$6,163	$2,164

For the three and nine months ended September 30, 2015, there was an increase of $1,150 and $2,164, respectively, in general and administrative expenses as compared to the same periods in the prior year. The increase in general and administrative expenses is largely attributable to additional expenses related to and the result of the acquisitions of Pharmacy Creations, Park and CAP and the general increase of our operations, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations, and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Research and development	$93	$70	$23	$299	$166	$133

For the three and nine months ended September 30, 2015, there was an increase of $23 and $133, respectively, in research and development expenses as compared to the same periods in the prior year. The increase in research and development expenses for the nine months ended September 30, 2015 compared to the same period in the prior year was primarily related to our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Interest Income

Interest income was $5 and $11 for the three and nine months ended September 30, 2015, compared to $8 and $26 for the same periods in the prior year. The decrease was due to a lower average cash balance during the nine months ended September 30, 2015 as compared to the same periods in the prior year.

Interest Expense

Interest expense was $428 and $690 for the three and nine months ended September 30, 2015, respectively, compared to $1 and $3 for the same periods in the prior year. The increase is primarily due to interest expense recognition related to the LSAF Loan, and also capital leases and deferred acquisition obligations related to the acquisition of Park.

Net Loss

Net loss for the three and nine months ended September 30, 2015 was $(3,952) and $(10,775), or $(0.41) and $(1.13), basic and diluted net loss per share, respectively, compared to a net loss for the same periods in the prior year of $(2,452) and $(7,373) or $(0.27) and $(0.81), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

All dollar amounts in the below discussion are expressed in thousands.

Our cash on hand at September 30, 2015 was $6,556, compared to $10,364 at September 30, 2014. The decrease in cash on hand is primarily attributable to use of cash to support our operations and acquire Pharmacy Creations, Park and CAP. Since inception through September 30, 2015, we have incurred aggregate losses to common stockholders of $(52,640). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for our former drug candidate, Impracor, which activities we have now discontinued. Historically, our operations have been financed through capital contributions and debt and equity financings.

Net Cash Flow

The following provides detailed information about our net cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
Net cash used in operating activities	$(7,842)	$(5,004)
Net cash used by investing activities	(4,259)	(828)
Net cash provided by financing activities	10,446	617
Net change in cash and cash equivalents	(1,655)	(5,215)
Cash and cash equivalents at beginning of the period	8,211	15,579
Cash and cash equivalents at end of the period	$6,556	$10,364

Operating Activities

Net cash used in operating activities was $(7,842) for the nine months ended September 30, 2015, as compared to $(5,004) used in operating activities during the same period in the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $(4,259) and $(828), respectively. The increase in cash used in investing activities during the nine months ended September 30, 2015 was primarily related to the acquisitions of Park and CAP.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $10,446 and $617, respectively. The cash provided by financing activities during the nine months ended September 30, 2015 is primarily attributable to proceeds from the LSAF Loan entered in May 2015, and the proceeds received from cash exercises of warrants. The cash provided by financing activities during the nine months ended September 30, 2014 is primarily attributable to cash exercises of stock options and warrants.

Cash Position and Sources of Capital

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $6,706 at September 30, 2015, together with expected future revenues and expenses, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

We may have the option, if we satisfy certain revenue milestones, to obtain in May 2016 an additional $5,000 of debt proceeds under our loan agreement. We also plan to seek additional financing from a variety of sources, including equity or debt financing, funding from a corporate partnership or licensing arrangement, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operational covenants included in our May 2015 loan agreement. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, our performance in future periods, general economic conditions and conditions in the pharmaceuticals and pharmacy industries or our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, then we may be forced to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to pursue any or all elements of our business plan. If we are unable to obtain sufficient capital, it would have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to significantly modify our business model and operations to reduce spending to a sustainable level, which may include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, business development initiatives, and sales and marketing activities, among other investments. If adequate funds are not available when needed, we may be required to significantly reduce operations. The financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, we capitalize third party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, we amortize these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Trademarks are an indefinite life intangible asset and are assessed for impairment based on future projected cash flows as further described below.

We review our goodwill and indefinite-lived intangible assets for impairment as of January 1 of each year and when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

●	significant underperformance of the our business relative to expected operating results;

●	significant adverse economic and industry trends;

●	significant decline in the our market capitalization for an extended period of time relative to net book value; and

●	expectations that a reporting unit will be sold or otherwise disposed.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of note payable in the condensed consolidated balance sheet. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statement of operations.

For the nine months ended September 30, 2015, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2015, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in every year of our operations, including net losses of $(10.1 million) for the year ended December 31, 2014. As of September 30, 2015, our accumulated deficit was $(52.6 million). On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), Case No. 11-10497-11 (the “Chapter 11 Case”). On December 8, 2011, the Bankruptcy Court entered an order dismissing the Chapter 11 Case following our entry into a line of credit agreement and securities purchase agreement with DermaStar International, LLC. Since the dismissal of the Chapter 11 Case, we have focused on resuming our operations and developing and implementing our business plan. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities and research and development. Although we have been generating revenue from our pharmacy operations since April 1, 2014 when we acquired the first of our ImprimisRx compounding pharmacies, our ability to generate significant revenues and achieve profitability will depend on a number of factors, including our ability, alone or with others, to identify promising development opportunities and implement appropriate commercialization strategies, develop and commercialize our proprietary compounded formulations, interest physicians and health care organizations in our proprietary formulations, successfully market and sell these formulations, integrate and operate our ImprimisRx compounding pharmacies and any other pharmacies or outsourcing facilities we may build or acquire in the future, establish a network of pharmacies with a broad geographic footprint, and comply with federal and state laws related to pharmaceutical compounding and, if applicable, U.S. Food and Drug Administration (“FDA”) regulations for any formulations for which we pursue FDA approval, as well as the other risk factors described in this Item 1A, many of which are outside of our direct control. These activities are costly and susceptible to failure, and we may never be able to achieve or sustain market acceptance of any of our proprietary formulations, generate sufficient revenue to support our business from our pharmacy operations, or reach the level of sales and revenues necessary to achieve and sustain profitability.

We aim to sell certain of our proprietary formulations primarily through a network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. On April 1, 2014, we completed the acquisition of Pharmacy Creations, a New Jersey-based compounding pharmacy, on January 1, 2015, we completed the acquisition of Park, a California-based compounding pharmacy, on August 4, 2015 we completed the acquisition of CAP, a Texas-based compounding pharmacy, and on October 15, 2015, completed the acquisition of assets of ImprimisRx, a Pennsylvania-based compounding pharmacy, collectively through which we have rights to dispense formulations in 50 states. Additionally, in February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build this space into an outsourcing facility, which we expect to be completed sometime during the first quarter of 2016. In October 2015, we announced plans to register our CAP Texas-based compounding pharmacy with the FDA as a 503B outsourcing facility, which we expect to complete in February 2016. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to further develop this compounding pharmacy network, but we may experience difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of our ImprimisRx compounding pharmacies, or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand our pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business. Our business could materially suffer if we are unable to further develop this pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

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

We may not receive sufficient revenue through our ImprimisRx compounding pharmacies or other compounding pharmacies we may acquire or develop or with which we may partner to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities. We are in the process of establishing an internal sales force to pursue marketing and sales of our proprietary and other formulations in the states in which our ImprimisRx compounding pharmacies are authorized to operate under federal and state pharmacy laws. We are also pursuing additional strategic transactions to broaden our geographic reach, including our plans to open our own outsourcing facility in New Jersey, which is currently under construction that we expect to be completed in the first quarter of 2016 and plans to register our current Texas pharmacy as an outsourcing facility in the first quarter of 2016. We have limited experience operating pharmacies and commercializing compounded formulations and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations being commercialized through a compounding pharmacy distribution model will not have obtained FDA approval, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication, and we will be subject to regulatory limitations with respect to the information we can provide regarding the safety and efficacy of our formulations even if such data is available. As a result, physicians may not be interested in prescribing our formulations to their patients, and we may not generate significant revenue from sales of our proprietary formulations and other products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and any other pharmacies or prescription dispensing facilities we acquire or develop and any pharmacy partners with which we may contract to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to acquire, build or enter into agreements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacies or pharmacy partners are unable to fill, our business would suffer.

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

If our ImprimisRx compounding pharmacies or any other pharmacy or outsourcing facility we acquire or build or with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. We believe that our ImprimisRx compounding pharmacies are in material compliance with applicable regulatory requirements. However, if any of our ImprimisRx compounding pharmacies fails to comply with such requirements, they could be forced to permanently or temporarily cease or limit their sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the U.S. Food Drug and Cosmetic Act (“FDCA”), loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss or limitation of our ImprimisRx compounding pharmacies’ ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

Many of the states into which our ImprimisRx compounding pharmacies deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a memorandum of understanding (“MOU”) with each state setting forth limits on interstate compounding. In February 2015, the FDA presented a draft MOU that, if adopted and signed by states would limit the amount of interstate units dispensed from a compounding pharmacy to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. This MOU, if adopted and signed by states, and any other state laws or requirements that may be enacted that prohibit or restrict the interstate operations of pharmacies could involve significant additional costs to us in order to sell compounded formulations in certain states and could limit our operations.

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

The success of our business, including our proprietary formulations and pharmacy operations, is highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we, any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. For instance, to the extent any of the components of approved drugs or other ingredients used by our ImprimisRx compounding pharmacies to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any other compounded formulations could have a material adverse impact on our business.

To assure compliance with USP guidelines, we have implemented a policy whereby 100% of all sterile compound batches produced by our ImprimisRx compounding pharmacies are tested both in-house and externally prior to their delivery to patients and physicians by an independent, FDA registered laboratory that has represented to us that it operates in compliance with current good laboratory practices. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by our ImprimisRx compounding pharmacies or any other acquired or developed pharmacy or pharmacy partner, our reputation may suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we may become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

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

Currently, our ImprimisRx compounding pharmacies operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Additionally, even if we were to pursue and obtain FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, it may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our ImprimisRx compounding pharmacies operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, including our discontinuation of our historical Impracor program in November 2013 and our acquisitions of our ImprimisRx compounding pharmacies and various product development opportunities. We have limited experience operating a pharmacy and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. Additionally, our operating expenses may fluctuate significantly as a result of a variety of factors, including those discussed in this Item 1A, some of which are outside of our direct control. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

Historically we have relied on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We expect our acquisition of our ImprimisRx compounding pharmacies to provide us with limited research and development support and access to additional novel compounded formulations. However, we have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional opportunities. In 2013, we entered into three asset purchase agreements for development opportunities as a result of referrals from Professional Compounding Centers of America (PCCA) pursuant to our strategic alliance agreement with PCCA. Although the term of the strategic alliance agreement currently extends until February 18, 2016 and automatically extends for successive one year periods unless either party provides notice of non-renewal, we do not expect to obtain additional referrals and development opportunities through PCCA. In October 2014, we entered into a license agreement with Urigen Pharmaceuticals, Inc. that provides us with, in exchange for certain royalty and diligence obligations, development and commercialization rights in the U.S. with respect to our patented formulation of heparin and alkalinized lidocaine for the prevention and treatment of lower urinary tract disorders. We may seek to enter into similar arrangements with other third parties and for other formulations in the future, but only if we are able to identify attractive formulations and negotiate agreements with their owners on terms acceptable to us, which we may not be able to do. If we are unable to utilize our ImprimisRx compounding pharmacies and our current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business and acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we may acquire rights in the future. Since May 2013, we have entered into four asset purchase agreements for assets related to compoundable formulations and one license agreement for rights to commercialize a compounding formulation. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. There are numerous difficulties and risks inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified in this Item 1A.

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

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, and asset purchases. For instance, in August 2015, we entered into a licensing arrangement with Advance Dosage Forms, Inc. (“ADF”) that grants ADF the rights to develop and sell in Canada certain of our Dropless and LessDrops formulations in exchange for royalty payments to us based on sales of these products. We may also consider a variety of different business arrangements in the future, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur charges specific to the transaction and not incident to our operations, may increase our near- and long-term expenditures, may pose significant integration challenges, may require us to hire or otherwise engage personnel with additional expertise, and may result in our selling or licensing of our assets or technologies under terms that may not prove profitable, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, technologies or businesses.

As part of our efforts to complete any significant transaction, we would need to expend significant resources to conduct business, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we may not realize the expected benefits of any such transaction, whether due to unidentified risks, integration difficulties, regulatory setbacks or other events, and we may incur material liabilities for the past activities of any businesses we partner with or acquire. If any of these events were to occur, we could be subject to significant costs and damage to our reputation and our business, results of operations and financial condition could be adversely affected.

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

We have started to build an internal sales and marketing infrastructure to implement our business plan by developing internal sales teams and education campaigns to market our proprietary ophthalmology, urology and otolaryngology formulations. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage or enter into other arrangements with third parties to provide sales and marketing services for us in place of or to supplement our internal commercialization infrastructure, such as our recently established arrangement with ADF that grants it development and commercialization rights in Canada for certain of our Dropless and LessDrops formulations. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. Further, any third-party organizations we may seek to engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services, we may be unable to sell our formulations or services or generate revenue.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. We will only be able to protect our formulations and technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. As of November 10, 2015, we owned twelve U.S. patent applications, including nine utility and three provisional patent applications, and we owned five international patent applications filed under the Patent Cooperation Treaty. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy or otherwise produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our CEO, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently maintain key man insurance for Mr. Baum.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after November 10, 2015, approximately 17% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders collectively own, or have the right to acquire within 60 days after November 10, 2015, an additional approximately 41% of our common stock that would be outstanding following such issuances. The sale of even a portion of these shares, or the perception that such sales could occur, would likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Asset Purchase Agreement originally dated September 23, 2015 and subsequently amended on October 15, 2015, between ImprimisRx PA, Inc. (“ImprimisRx PA”), a Delaware corporation and a wholly-owned subsidiary of Imprimis Pharmaceuticals, Inc. and Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: November 12, 2015	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

