Form 10-K
period 2015-12-31
Imprimis Pharmaceuticals, Inc.
filed 2016-03-23
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $58 million, based on the closing price of $8.13 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, affiliates of the registrant for any other purpose.

As of March 22, 2016, there were 13,105,678 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference in Part III of this annual report on Form 10-K (Annual Report), to the extent stated herein.

2

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries.

This Annual Report contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, offer formulations that are competitive, with respect to pricing and other factors, with other available therapies, including drugs that may have received approval by the U.S. Food and Drug Administration (FDA), identify and acquire additional proprietary formulations, manage our pharmacy operations, successfully register and operate certain of our compounding pharmacies as outsourcing facilities, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and realize the benefits of our acquisitions of Pharmacy Creations, LLC (Pharmacy Creations), South Coast Specialty Compounding, Inc. d/b/a Park Compounding, Inc. (Park), Imprimis TX, Inc. (ImprimisRx TX), ImprimisRx PA, Inc. (ImprimisRx PA) and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; physician and patient interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; our limited operating history; and the other risks and uncertainties described in the “Risk Factors” section in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

We have issued trademarks, copyrights and/or pending trademark and copyright applications for Imprimis®, ImprimisRx®, Imprimis Pharmaceuticals™, Imprimis Cares!™, SSP Technology™, Go Dropless™, LessDrops®, Dropless™, Dropless Cataract Surgery™, Dropless Cataract Therapy™, Dropless Therapy®, Defeat IC©™, HLA Therapy™, Triple Drop™, PPS-DR™, Trimix-LP™, Stericheck™, Trimoxi™, Pred-Moxi™, Pred-Moxi-Ketor™, Pred-Moxi-Brom™, Pred-Ketor™, Dex-Moxi ™, Combination Drop Therapy™, Compounded Alternative™, Compounded Choice™, Custom Compounding ChoiceTM and ED Free™. All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are a national leader in the development, production and dispensing of innovative proprietary compounded pharmaceuticals that we aim to make available to physicians and patients at affordable prices. Under our Imprimis Cares program, we own, market and dispense a portfolio of lower-cost compounded therapeutic alternatives to higher-priced FDA-approved drugs in several therapeutic areas, including ophthalmology, urology, otolaryngology and infectious diseases. We believe our proprietary formulations may offer competitive advantages and serve unmet needs in the marketplace. We plan to expand our Imprimis Cares program by introducing additional customizable compounded drug formulations for patient populations that may not have available alternatives to increasingly expensive FDA-approved medications. Our Imprimis Cares program aligns with our corporate mission, vision and values of providing physicians and their patients high-quality individualized compounded medications at accessible prices.

We are also developing our Custom Compounding Choice™ business, which is focused on developing and dispensing a portfolio of non-proprietary compounded drugs for humans and animals in therapeutic areas that may be overlooked by commercial pharmaceutical companies. We also offer customizable compounding products that consist of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas, including oncology, autoimmunity, chronic infectious diseases and endocrine and metabolic diseases.

We own four ImprimisRx compounding pharmacies, based in New Jersey, California, Texas and Pennsylvania, through which we make, dispense and sell our proprietary compounded formulations and other non-proprietary products. All of our customized formulations are made in the United States of America.

All of our proprietary compounded formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe customized medicines for individual patient needs. We pursue a development pathway for potential formulation candidates that involves working collaboratively with these inventors to identify and evaluate intellectual property related to the formulation, assess relevant markets for the formulation, and seek to validate the clinical experience relating to the formulation with the objective of investing in commercialization activities. Although our business is focused on a compounding commercialization strategy, we may also consider other commercialization pathways, including pursuing FDA approval to market and sell a drug formulation or technology.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $58 million at December 31, 2015. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Compounded Formulations

We produce and sell a portfolio of proprietary compounded formulations in the ophthalmology, otolaryngology, urology and infectious diseases therapeutic areas under our Imprimis Cares business, as well as non-proprietary formulations under our Custom Compounding Choice program. Below are descriptions of our currently available formulations. We also continue to evaluate and assess intellectual property and other assets we have developed or acquired, including provisional patent applications, in order to support our development and potential commercialization of additional formulations in these and other therapeutic areas, including wound healing and dermatology.

Ophthalmic Formulations

In 2013, we acquired intellectual property trademarked as SSP TechnologyTM, which relates to compounded formulations for ocular injection of anti-inflammatory and anti-bacterial agents during ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of small, uniform particle sizes, which allows these compounded formulations to be used as an intraoperative injectable or as a topical eye drop. Since our acquisition of this technology, we have continued its development to include additional active pharmaceutical ingredients, such as NSAIDs. These compounded ophthalmic formulations have begun to impact the fast-growing cataract surgery eye drop market and the LASIK surgery eye drop market and may have potential in other ophthalmology markets for procedures where there is a risk of inflammation and infection.

Our proprietary ophthalmic formulations provide physicians with the ability to address a primary ocular complication of ophthalmic surgery, infection risk and post-operative inflammation due to patient non-compliance with traditional multiple bottle eye drop regimens, by reducing the complexity of, or in many cases altogether avoiding the need for, post-operative eye drop regimens. We market these ophthalmic formulations as our Dropless Therapy® and LessDrops® formulations. We also package multiple ophthalmic compounded formulations, which may include our proprietary Dropless Therapy or LessDrops formulations and other non-proprietary formulations, as kits and dispense these kits to patients with needs for multiple ocular therapies.

Dropless Therapy Formulations

The cataract surgery market continues to experience significant growth. According to a 2013 Market Scope report, 3.6 million cataract surgeries were performed in the U.S. and nearly 22 million cataract surgeries were performed globally, with expected annual market growth of approximately 3%. The National Eye Institute estimated that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and to more than 50 million by 2050. Transparency Market Research has estimated that the ophthalmology drug market is expected to reach an estimated $21.6 billion by 2018.

Typically, the treatment regimen for the prevention of post-cataract and other intraocular surgery complications is a pre-operative and post-operative self-administered eye drop regimen, which requires strict patient compliance and careful adherence to a prescribed dosing schedule. Physicians have reported and studies have shown that eye drop regimens can be confusing to patients, which can cause non-compliance and incorrect dosing. Numerous published studies conducted in the U.S. and Europe have demonstrated that antibiotics administered into the eye at the time of cataract surgery significantly reduced the risk of developing inflammation and infection.

Our Dropless Therapy formulations, which we developed based on our SSP Technology, are used as an injectable during ocular surgery. Ophthalmologists have reported that use of our Dropless Therapy formulations has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgeries they have performed, thereby largely eliminating patient non-compliance and dosing errors with post-operative care regimens. Physicians have also reported spending less time on instructions and follow-up with post-operative patients and receiving fewer calls from pharmacists seeking to change the physicians’ prescribed eye drop regimens, which collectively can reduce the physicians’ costs of patient care. By reducing reliance on post-operative eye drops, we believe the use of our Dropless Therapy formulations can simplify the post-operative care process, provide safeguards against bacterial infection and inflammation and decrease overall costs. An economic study conducted in 2015 by researchers at Andrew Chang & Co, LLC and co-sponsored by us demonstrated that, assuming the cost of Dropless Therapy is $100 per dose, our Dropless Therapy formulations could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period. Since launching these formulations in April 2014, more than 450 ophthalmologists have adopted our Dropless Therapy formulations and a growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become Dropless Therapy customers.

LessDrops Formulations

According to the American Academy of Ophthalmology (AAO), over one-half of Americans require some form of vision correction, 43 million of these individuals are candidates for refractive surgery, and nearly 96% of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 693,000 LASIK procedures were performed in U.S in 2014.

Our LessDrops topical compounded formulations, which we developed based on our SSP Technology, were initially formulated and dispensed during the first quarter of 2015 as combination eye drop formulations for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), cataract and other ocular surgeries. We estimate that our LessDrops combination eye drop formulations may require the administration of up to 50% fewer drops by patients post-surgery and may cost up to 75% less than other currently available post-surgery drops regimens. We plan to add to our portfolio of LessDrops combination eye drop formulations in order to deliver additional eye drop choices for our customers.

Otolaryngology Formulations

In October 2015, we acquired the assets of a leading U.S. provider of topical compounded sinus formulations, delivery systems and patented packaging. Topical administration of sinusitis medications such as antibiotics, antifungals and steroids have gained increasing popularity as an alternative to systemic oral therapies, as topical delivery may minimize the side effects seen with systemic oral agents that non-specifically deliver medicine to the entire body. Our topical delivery platform delivers sinusitis medications locally to the sinonasal mucosa, which is typically the direct site and probable source of the problem. The assets we acquired consisted of customer lists of more than 8,000 active prescribers, representing eight out of 10 ear, nose and throat physicians that serviced more than 38,000 patients annually. According to the American Academy of Otolaryngology’s Head and Neck Surgery 2015 Guidelines, sinusitis affects about one in eight adults in the U.S resulting in over 30 million annual diagnoses, and more than 20% of antibiotics prescribed for adults in the U.S. are to treat sinus infections and the total direct cost of managing acute and chronic sinusitis exceeds $11 billion per year.

Urology Formulations

HLA Formulation

In 2014, we entered into a license agreement to acquire commercialization and distribution rights in the U.S. to a patented urologic formulation of heparin and alkalinized lidocaine (HLA), which is delivered directly to the bladder for the treatment of interstitial cystitis (IC), also known as painful bladder syndrome. Our commercialization and distribution rights for HLA became exclusive in April 2015. Published studies have demonstrated that the use of HLA instillations in patients with IC alleviate IC symptoms, including pain and frequency and urgency of urination, with the use of this combination of ingredients. During the first quarter of 2015, we launched our Defeat IC™© national education campaign, which is designed to help increase awareness among medical practitioners and patients about IC and our HLA treatment option. It is estimated that five to ten million women and men in the U.S. are affected by this chronic disease, and based on our self-directed survey of over 400 patients, we believe the total U.S. market opportunity for IC could exceed $4 billion a year.

Other Available Urologic Formulations

We also offer customizable compounded formulations of PPS-DR oral medication that may be prescribed by physicians as a lower-cost therapeutic alternative to an off-patent oral drug, Elmiron®, for the treatment of symptoms associated with IC. Our PPS-DR compounded formulations are customized to an individual patient and feature time delayed release that may allow for reduced daily dosing requirements.

Our other commercially available urologic compounded formulations consist of lyophilized (freeze-dried) formulations for the treatment of erectile dysfunction (ED). Our ED compounded formulations are provided in a sterile powder and dispensed in single-dose vials that can be conveniently transported and stored up to six months prior to reconstitution, and once reconstituted should be used within 30 days. We are also developing and validating a proprietary injectable formulation that may also be used to treat ED, as the American Urological Association has indicated that intracavernous vasoactive injections are considered the most effective non-surgical treatment for ED.

Other Imprimis Cares Compounded Therapeutic Alternatives

Our Imprimis Cares business aligns with our corporate mission and vision of providing physicians and their patients with affordable access to the medicines they need. As part of our Imprimis Cares initiative, we recently introduced customizable compounded formulations of pyrimethamine and leucovorin, which are available for physicians to consider prescribing for their patients as a lower-cost therapeutic alternative to Daraprim®. The FDA-approved label for Daraprim indicates that it is prescribed for toxoplasmosis, which can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our formulations of pyrimethamine and leucovorin are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations. We also recently announced plans to introduce new patent-pending tiopronin and potassium citrate delayed release compounded formulations that may be prescribed by physicians as a lower-cost therapeutic alternative to FDA-approved Thiola® for cystinuria patients. Cystinuria is an inherited disease that causes stones made of the amino acid cystine to form in the kidneys, bladder and/or urethra. It is estimated that the disorder occurs in one in 7,000 people worldwide. Our compounded alternative containing tiopronin, the active drug ingredient in Thiola, and potassium citrate, may reduce the cost of therapy for cystinuria patients by more than 70% and is expected to be available in April 2016. During 2016, we plan to introduce additional cost-effective compounded alternatives for other therapeutic areas and to continue to partner with payors to provide their beneficiaries access to these alternatives.

Custom Compounding Choice Formulations

Our Custom Compounding Choice business is focused on marketing a portfolio of non-proprietary customizable compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies, in therapeutic areas that may be overlooked by commercial pharmaceutical companies, such as oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. We also offer customizable hormone replacement therapies and a variety of weight loss and dermatology compounded formulations. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies. As part of these efforts, we develop educational campaigns about our products and we sponsor regional conferences related to furthering education and awareness of our formulation options within the integrative medical community.

Compounding Strategy

We dispense and sell our proprietary compounded formulations and other non-proprietary products to physicians and patients through our four ImprimisRx compounding pharmacies. We have begun developing “ImprimisRx” as a uniform brand for our compounding facilities, with the intent of renaming all of our compounding facilities under this name.

Compounding Pharmacies

Compounding pharmacies combine different ingredients, some of which may be FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Often this is because a standard medication approved by the FDA is not appropriate for a particular patient’s needs. In some cases, compounded drugs for particular patients may have wide market utility and appeal for larger patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate FDA-approved drugs via the compounding process to meet a patient’s specific medical needs. Our ImprimisRx compounding pharmacies receive their active pharmaceutical ingredients from three main suppliers, which accounted for 43% of drug and chemical purchases in 2015. See Note 15 to our consolidated financial statements included in this Annual Report for further information.

We currently operate our pharmacy businesses under Section 503A of the Federal Food Drug and Cosmetic Act (FDCA). Under the FDA’s current policy, a pharmacy operating under Section 503A of the FDCA is only permitted to compound a drug for an individually identified patient based on a prescription for that patient, and is only permitted to distribute the drug interstate as long as the pharmacy is licensed to do so in the states where it is compounded and where it is received. Our ImprimisRx compounding pharmacies are collectively licensed to distribute compounded formulations in 50 states. These policies limit compounding pharmacies from engaging in the practice of anticipatory compounding, which involves, preparing compounded medications before the actual receipt of a prescription or practitioner’s order, thus prohibiting compounding pharmacies from compounding in large quantities for distribution. Anticipatory compounding is an important component of pharmacy practice, particularly in sterile compounding. The law does allow compounding pharmacies with a history of filling certain prescriptions to prepare larger batches so that medications will be ready when they are needed. It also reduces the cost of compounded medications, as economies of scale can be realized by producing larger batches and less wasted chemicals, dilutions, fillers, and other associated products are produced, and leads to more accuracy and uniformity in finished medications, as larger batches decrease the variation caused by preparing multiple, smaller batches. In order to enable us to more easily engage in anticipatory compounding, we are working to develop and register two of our four pharmacy facilities as outsourcing facilities, as discussed below.

Outsourcing Facility Strategy

Section 503B of the FDCA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility,” a new form of entity permitted to compound large quantities of drug formulations without a prescription and distribute them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on the FDA’s “clinical need” list. According to the University of Utah’s Drug Information Service, there were over 140 drugs on the FDA’s drug shortage list during 2015, while the “clinical need” list has not yet been established by FDA. Entities voluntarily registering as outsourcing facilities are subject to additional requirements that do not apply to compounding pharmacies, including current good manufacturing practices (cGMP) and regular FDA inspection. Due to the clinical need of the formulations we offer and the nature of the active pharmaceutical ingredient components, we believe they will be eligible for compounding by and distribution from Section 503B outsourcing facilities.

In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build the majority of this space into an outsourcing facility. The remaining space in the facility will be completely separate and secured and will be constructed as a compounding pharmacy to replace our current New Jersey pharmacy location. From time to time during the construction process, we have experienced temporary and intermittent delays in developing and outfitting this facility. As a result, we have extended our estimated completion date and now expect the facility to be completed and registered as an outsourcing facility near the end of the second quarter of 2016. In addition, we are near completion of our construction efforts to our Texas compounding pharmacy and intend to register it with the FDA as a Section 503B outsourcing facility during the second quarter of 2016. We estimate that our capital expenditures to build and equip these new facilities will be approximately $4 million.

We believe that, with our current compounding pharmacy facilities and the successful completion and registration of our planned outsourcing facilities, we will have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the growth in demand we are targeting in the ophthalmology, urology and other therapeutic areas. We plan to invest in one or more of our pharmacies to further their capacity and efficiencies. We may seek to access greater redundancy and markets through acquisitions, partnerships or other strategic transactions.

Sales and Marketing

We have developed and plan to continue to build small internal sales and commercialization teams that are focused on growing sales of our available formulations. Our sales and marketing efforts are currently organized into two departments, one of which focuses on our ophthalmology formulations and the other of which focuses on our available formulations in other therapeutic areas. We have also begun to establish a sales and marketing team focused on the therapeutic areas served by our Custom Compounding Choice business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our products. Although we believe that our proprietary drug formulations could have commercial appeal in international markets and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2016. We also may choose to pursue commercialization of our proprietary formulations in other selected markets through licensing or collaborative arrangements with strategic partners in the future.

Formulation Development and Commercialization Pathway

Our model for the selection and development of proprietary formulations focuses on assessing new development opportunities using a four-step proprietary process, consisting of the identification, evaluation, validation, and ultimately commercialization of selected opportunities. Our relationships with inventive physicians and pharmacists provide us with access to numerous formulation candidates and technologies to evaluate and validate. These compounded drug formulations are initially made for individual patients and are developed based on the physician’s and pharmacist’s experience formulating a new therapy to address an unmet need. As a result of our review process, we focus our commercialization efforts on a select group of promising formulations that we believe may be patentable and that could have broad appeal to patients and physicians. Our product development strategy is to focus on a select few therapeutic areas in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations within these therapeutic areas that could afford us with gross margins.

Identify

Our innovation model, which serves as our research and development pipeline, relies on our relationships and partnerships with inventors to identify and secure new development assets. We are strategically attentive to the ideas generated by pharmacists, who work directly with doctors and their patients to address specific and often unmet patient needs, in our identification of formulations to develop and commercialize. We believe that our collaborative relationships with a growing group of physicians and pharmacists will bring additional clinically and commercially relevant formulation opportunities to us for potential development.

Evaluate

After we have identified potential formulations and technology for development, we subject them to our proprietary evaluation process. We invest heavily in intellectual property review and analysis at this stage, which includes analyzing the patentability of each formulation and, more generally, trying to understand the surrounding intellectual property landscape. We also evaluate any existing supportive clinical data, identify one or more appropriate commercialization pathways to potentially make the therapy available to patients and, for selected candidates, ultimately seek to acquire, through ownership or licensing of development rights, the formulations we believe are the most promising.

Validate

Following the identification and evaluation process and our acquisition of development rights, we seek to validate our assessment of potential drug formulations through our review of any existing clinical data and documented patient experience and through our sponsorship of investigator-initiated studies, which are typically funded or co-funded by us and conducted by physician groups. Any clinical data we obtain may be used to support physicians’ clinical confidence in prescribing the formulation in compounded form or, if we decide to pursue FDA approval for a particular candidate, to support a development program in connection with the pursuit of such approval. The costs associated with our validation approach may be significantly lower than a traditional FDA approval process because, if we consider and select compounding as an appropriate commercialization pathway, we would not need to obtain FDA approval in order to market and sell the formulation.

Commercialize

Following successful results in the first three steps of our assessment, we focus on commercialization. As part of the development of potential formulations, we evaluate and select an appropriate commercialization pathway to make these therapies available to patients. We consider multiple commercialization pathways, including dispensing formulations through compounding pharmacies and outsourcing facilities and pursuing FDA approval to market and sell a drug formulation or technology. We are pursuing, and expect to continue to pursue, a compounding commercialization strategy for our currently available proprietary formulations and the other assets that we currently own or have rights to develop, and we do not presently expect to pursue FDA approval for any of these formulations or other assets. Depending on the selected commercialization pathway, we would build, or contract with a third party to build, appropriately targeted commercialization teams in order to market the therapies to physicians and patients, consistent with our sales and marketing structure discussed under the “Sales and Marketing” section above.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even if we are successful in registering certain of our facilities as outsourcing facilities, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors offering FDA-approved drugs may not face.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing the products, which may require that we seek to raise additional funds that may or may not be available to continue our operations. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product. Although we believe we are positioned to compete favorably with respect to many of these factors, if our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. As of March 17, 2016, we owned two issued U.S. patent and one issued Canadian patent, which cover certain technology related to a former product candidate that we are no longer pursuing. Our existing patents expire in 2016 in the U.S. and 2018 in Canada, and we do not expect the life of these patents to be extended beyond these dates. In addition, as of March 17, 2016, we owned 25 U.S. patent applications, including 18 utility and seven provisional patent applications, and we owned three international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications. Although our ophthalmology-related patent applications include claims related to non-ophthalmology fields, we have primarily focused our intellectual property development efforts to date on the proprietary compounded formulations in the field of ophthalmology. We presently have 10 U.S. and nine foreign patent applications pending that relate to our SSP Technology. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 17, 2016, we had 84 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks for Imprimis®, ImprimisRx®, Imprimis Pharmaceuticals™, Imprimis Cares!™, SSP Technology™, Go Dropless™, LessDrops®, Dropless™, Dropless Cataract Surgery™, Dropless Cataract Therapy™, Dropless Therapy®, Defeat IC™©, HLA Therapy™, Triple Drop™, PPS-DR™, Trimix-LP™, Stericheck™, Trimoxi™, Pred-Moxi™, Pred-Moxi-Ketor™, Pred-Moxi-Brom™, Pred-Ketor™, Dex-Moxi™, Combination Drop Therapy™, Compounded Alternative™, Compounded Choice™, Custom Compounding™, Custom Compounding Choice™, and ED Free™.  We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2012 (collectively, the Health Reform Law); statutes and regulations of the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

Pharmacy Regulation

Our pharmacy operations are regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists, pharmacy technicians and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. If our pharmacy operations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states could be limited.

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

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (MOU) with each state setting forth limits on interstate compounding. The current draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. The FDA has stated in guidance issued in February 2015 that it will not enforce interstate restrictions until after it publishes a final standard MOU and has made it available to states for signature for some designated period of time. If the final standard MOU is not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy (the 5% rule); however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA has stated that it will not enforce the 5% rule until a standard MOU has been made available to states for signature. The FDA has proposed a 180-day period for states to agree to the standard MOU after the final version is presented, after which it would begin to enforce the 5% rule. Until a final MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final standard MOU contains a 30% limit on interstate distribution or if the FDA begins to enforce the 5% rule, our pharmacy operations could be materially limited.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The Drug Quality and Security Act of 2013 (DQSA) clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient and are subject to limitations on anticipatory compounding for distribution, which generally permit anticipatory compounding only based on historical prescription volumes.

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound large quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distribute them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations comply with Section 503A of the FDCA, and we are undergoing efforts to construct and register two facilities as outsourcing facilities under Section 503B of the FDCA.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information that is not health-related. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and our customers may choose to seek reimbursement opportunities from Medicare, Medicaid and other third parties to the extent that they exist. As part of our Imprimis Cares initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

To the extent we obtain third-party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

FDA New Drug Application Process

We may choose, alone or with project partners, to pursue FDA approval to market and sell one or more of our formulations through the FDA’s new drug application (NDA) process. Since the active pharmaceutical ingredients in all of our formulations have already been approved by the FDA, we could choose to pursue FDA approval of one or more of our formulations under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may also require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be performed for the new product and included in the NDA.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies, to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of a drug. Results of post-marketing programs may limit or expand the further marketing of a product.

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

International Regulation

If we pursue commercialization of our proprietary formulations in countries other than the United States, then we would need to obtain the approvals required by the regulatory authorities of such foreign countries that are comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those relating to our U.S. operations. Regulatory frameworks and requirements vary by country and could involve significant additional licensing requirements and product testing and review periods.

Environmental and Other Matters

We are or may become subject to environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research and preparation of our formulations. In addition, we are subject to work safety and labor laws that govern certain of our operations and our employee relations. In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, licenses or permits, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business.

Research and Development Expenses

Our research and development expenses incurred in 2014 and 2015 primarily include expenses related to the development of intellectual property and researcher and investigator-initiated evaluations and research related primarily to our ophthalmic formulations and certain other assets.

During the year ended December 31, 2015, we incurred $332,000 in research and development expenses, as compared to $237,000 during the year ended December 31, 2014.

Employees

As of March 2, 2016, we employed 112 employees, of which 106 are full-time employees and 6 are part-time employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis.

Company Information

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. In September 2007, we closed a merger transaction with Transdel Pharmaceuticals Holdings, Inc. and changed our name to Transdel Pharmaceuticals, Inc. We changed our name to Imprimis Pharmaceuticals, Inc. in February 2012.

On June 26, 2011, we suspended our operations and filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, Case No. 11-10497-11. On December 8, 2011, in connection with our entry into a line of credit agreement and securities purchase agreement with a third party, our voluntary petition for reorganization relief was dismissed.

In April 2014, January 2015 and August 2015, we completed our acquisitions of the capital stock Pharmacy Creations, Park and ImprimisRx TX, respectively. In October 2015, ImprimisRx PA acquired substantially all of the assets of Thousand Oaks Holding Company and its wholly-owned subsidiaries.

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

We have incurred losses in every year of our operations, including net losses of $(15.9 million) and $(10.1 million) for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, our accumulated deficit was $(57.8 million), much of which was incurred in connection with our now-abandoned pursuit of FDA approval of a drug candidate, which activities we have discontinued. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for commercialization activities, research and development and our pharmacy operations. Although we have been generating revenue from our pharmacy operations since April 1, 2014 when we acquired the first of our ImprimisRx compounding pharmacies, our ability to generate significant revenues and achieve profitability will depend on a number of factors, including, among others, the factors discussed in this “Risk Factors” section, many of which are outside of our direct control. Our business plan and strategies involve costly activities that are susceptible to failure, and we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We aim to sell certain of our proprietary formulations primarily through a unified network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a unified compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. We acquired our New Jersey, California, Texas and Pennsylvania compounding pharmacies in April 2014, January 2015, August 2015 and October 2015, respectively. Additionally, in February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build this space into an outsourcing facility, which we expect to be completed and registered with the FDA near the end of the second quarter of 2016. In October 2015, we announced plans to undertake construction efforts on our Texas compounding pharmacy with the intent of registering it with the FDA as a Section 503B outsourcing facility, which we expect to be completed and registered during the second quarter of 2016. We are working to expand our pharmacy operations and personnel and develop our facilities into a unified compounding pharmacy network. For instance, we have begun developing “ImprimisRx” as a uniform brand for our compounding facilities, with the intent of renaming all of our compounding facilities under this name. These efforts may also entail seeking to acquire new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. However, we have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we have experienced delays and increased costs in our outsourcing facility construction efforts and we may not be successful in completing them on a timely basis, within budget or at all, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, market acceptance of compounding pharmacies generally may be curtailed or delayed, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all. Moreover, all such efforts to expand our pharmacy operations and establish a unified pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business. As a result, our business could materially suffer if we are unable to further develop this unified pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficacy of our formulations for any particular indication. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations, particularly when an FDA-approved alternative is available. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations could include the following, among others: applicable law limits our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years related to aggressive billing practices and quality assurance, such as the fungal meningitis outbreak in 2012, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result some health care providers may be reluctant to purchase and use our formulations in general.

We may not receive sufficient revenue through our ImprimisRx compounding pharmacies or other compounding pharmacies with which we may partner to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through a network of unified compounding pharmacies and outsourcing facilities. This network presently consists of our four ImprimisRx compounding pharmacies, which are collectively licensed to distribute compounded formulations in all 50 states. We are also pursuing additional means of expanding the reach of this network, including our plans to open an outsourcing facility in New Jersey, which is currently under construction and which we expect to be completed and registered near the end of the second quarter of 2016 and our plans to complete construction of and register our Texas pharmacy as an outsourcing facility during the second quarter of 2016. We have limited experience operating pharmacies and commercializing compounded formulations and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through our network of compounding pharmacies. Although we have established and plan to grow our internal sales teams to market and sell our proprietary formulations and other non-proprietary products through our ImprimisRx compounding pharmacies, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our formulations to generate significant revenue from sales of these products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and any other pharmacies or prescription dispensing facilities we acquire or develop and any pharmacy partners with which we may contract to compound and sell our formulations in accordance with our quality standards and applicable specifications, in a timely manner and in sufficient volumes to accommodate the number of prescriptions they receive. Our pharmacies may be unable to compound our formulations successfully and we may be unable to acquire, build or enter into arrangements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, which would cause our business to suffer.

We are subject to risks associated with development and construction of our pharmacy facilities.

In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build the majority of this space into a Section 503B outsourcing facility and in November of 2015, we began construction efforts to improve our Texas compounding pharmacy with the intent to register it as an outsourcing facility. We have encountered, and may continue to encounter, unanticipated occurrences or conditions during construction that may delay the completion and increase the expense of the project. Delays and cost overruns during construction could result in liabilities and expenses that could harm our business, prospects, financial condition and results of operations.

Our business is significantly impacted by state and federal statutes and regulations.

All of our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations, although in the future we may choose to pursue FDA approval to market and sell certain potential product candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

Our pharmacy business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure and registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; and state and federal controlled substance laws. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

If our ImprimisRx compounding pharmacies or any other pharmacy or outsourcing facility with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. We believe that our ImprimisRx compounding pharmacies are in material compliance with applicable regulatory requirements. However, if any of our ImprimisRx compounding pharmacies fails to comply with such requirements, they could be forced to permanently or temporarily cease or limit their sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any such noncompliance could also result in complaints or adverse actions by other state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a unified network of compounding pharmacies, we may not be successful in establishing such a network and the loss or limitation of our ImprimisRx compounding pharmacies’ ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

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

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (MOU) with each state setting forth limits on interstate compounding. The current draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. The FDA has stated in guidance issued in February 2015 that it will not enforce interstate restrictions until after it publishes a final standard MOU and has made it available to states for signature for some designated period of time. If the final standard MOU is not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy (the 5% rule); however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA has stated that it will not enforce the 5% rule until a standard MOU has been made available to states for signature. The FDA has proposed a 180-day period for states to agree to the standard MOU after the final version is presented, after which it would begin to enforce the 5% rule. Until a final MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final standard MOU contains a 30% limit on interstate distribution or if the FDA begins to enforce the 5% rule, our pharmacy operations could be materially limited

There are many competitive risks related to marketing and selling our proprietary formulations and operating our compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by USP <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even if we are successful in registering certain of our facilities as outsourcing facilities, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing the products, which may require that we seek to raise additional funds that may or may not be available to continue our operations. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product. Although we believe we are positioned to compete favorably with respect to many of these factors, if our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.

The success of our business, including our proprietary formulations and pharmacy operations, is highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we, any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or other products we sell, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. For instance, to the extent any of the components of approved drugs or other ingredients used by our ImprimisRx compounding pharmacies to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any other compounded formulations could have a material adverse impact on our business.

To assure compliance with USP guidelines, we have implemented a policy whereby 100% of all sterile compound batches produced by our ImprimisRx compounding pharmacies are tested both in-house and externally prior to their delivery to patients and physicians by an independent, FDA-registered laboratory that has represented to us that it operates in compliance with current good laboratory practices. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by our ImprimisRx compounding pharmacies or any pharmacy partner, our reputation could suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we could become subject to product and professional liability lawsuits, and our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

Although we have secured product and professional liability insurance for our pharmacy operations and the marketing and sale of our formulations, our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or at a level adequate to satisfy liabilities that may arise.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

Currently, our ImprimisRx compounding pharmacies operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. As part of our Imprimis Cares initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

Additionally, we are making efforts to normalize the pricing for our currently available proprietary compounded formulations. An economic study conducted in 2015 by researchers at Andrew Chang & Co, LLC and co-sponsored by us demonstrated that, assuming the cost of Dropless Therapy is $100 per dose (dollar amount not expressed in thousands), our Dropless Therapy formulations could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period. Based on this research, we believe optimized pricing for our Dropless Therapy formulations would be $100 per dose (dollar amount not expressed in thousands). Any efforts to attain optimized pricing for our Dropless Therapy or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with our ImprimisRx compounding pharmacies’ operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, including our discontinuation of efforts to pursue FDA approval of an abandoned product candidate in November 2013 and our acquisitions of our ImprimisRx compounding pharmacies and various product development opportunities in 2014 and 2015. We have limited experience operating a pharmacy business and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. For example, we have incurred and expect to continue to incur greater than anticipated expenses developing our Texas- and New Jersey-based pharmacy facilities into outsourcing facilities and registering them as such with the FDA. Additionally, our operating expenses may fluctuate significantly as a result of a variety of factors, including those discussed in this “Risk Factors” section, some of which are outside of our direct control. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology, urology, otolaryngology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to introduce new lower-cost compounded formulation alternatives to higher-priced FDA-approved drugs, as part of our Imprimis Cares initiative. However, we expect our acquisitions of our ImprimisRx compounding pharmacies to provide us with only limited research and development support and access to additional novel compounded formulations. As a result, we have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements with third parties to obtain rights to develop new formulations in the future, but only if we are able to identify attractive formulations and negotiate acquisition or license agreements with their owners on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business and acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development opportunities from third parties and we are unable to rely upon our ImprimisRx compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

Our product development strategy is to focus on a select few therapeutic areas in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations within these therapeutic areas that could afford us with gross margins. However, our expectations and assumptions about market potential and patient needs may prove to be wrong and we may invest capital and other resources on formulations that do not generate sufficient revenues for us to recoup our investment.

We may be unable to successfully develop and commercialize our proprietary formulations or any other assets we may acquire.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we may acquire rights in the future. Since May 2013, we have acquired assets related to compoundable formulations and we have entered into one license agreement for rights to commercialize a compounding formulation. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. There are numerous difficulties and risks inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified in this “Risk Factors” section.

Once we determine to pursue a potential product candidate, we develop a commercialization strategy for the product candidate. Potential commercialization strategies could include, among others, marketing and selling the formulation in compounded form through compounding pharmacies or outsourcing facilities, or pursuing FDA approval of the product candidate. We may incorrectly assess the risks and benefits of our commercialization options with respect to one or more formulations or technologies, and we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment in acquiring or developing the formulations. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

On May 11, 2015, we incurred $10 million of indebtedness under a loan agreement with IMMY Funding LLC (LSAF), an affiliate of Life Sciences Alternative Funding LLC, and on January 22, 2016, we incurred an additional $3 million of indebtedness under a convertible note we issued to LSAF. Pursuant to the terms of the $10 million loan agreement, we are obligated to pay interest on the principal amount of the loan at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years, which may be reduced to 20 months if we do not meet certain minimum revenue or cash balance requirements. All amounts owed under the LSAF loan agreement, including a final fee of 5% of the aggregate principal amount of the loan, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. Pursuant to the terms of $3 million convertible note, we are obligated to pay interest monthly in cash at a fixed per-annum rate of 8.0% and we are obligated to repay the full principal amount of the convertible note in cash on May 11, 2021. The note is convertible by the holder at any time into 277.77 shares of our common stock per $1 outstanding principal amount of the convertible note, subject to adjustment upon certain events. Our interest payment obligations under the LSAF loan agreement totaled approximately $0.7 million for our 2015 fiscal year, and we expect our interest payment obligations under the LSAF loan agreement and the LSAF convertible note to total approximately $1.1 million for our 2016 fiscal year. The amounts owed to LSAF are secured by substantially all of our personal property, rights and assets, including our intellectual property rights.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our LSAF debt instruments contain various restrictive covenants, including, among others, our obligation to deliver to LSAF certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without LSAF’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, LSAF may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

We may need additional capital in order to continue operating our business, and such additional funds may not be available when needed, on acceptable terms, or at all.

We only recently started generating cash from operations, but we do not presently receive sufficient revenues to support our operations. Although we believe we have sufficient cash reserves to operate our business for at least the 12 months following the date of this Annual Report, we may need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We have raised over $24 million in funds through equity and debt financings in 2014, 2015 and 2016 to date. We may seek to obtain additional capital through additional equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement and convertible note with LSAF. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

We have in the past and may in the future participate in strategic transactions that could impact our liquidity, increase our expenses and distract our management.

From time to time we consider engaging in strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, and asset purchases. We may also consider a variety of different business arrangements in the future, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur expenses specific to the transaction and not incident to our operations, may increase our near- and long-term expenditures, may pose significant integration challenges, may require us to hire or otherwise engage personnel with additional expertise, or may result in our selling or licensing of our assets or technologies under terms that may not prove profitable, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, technologies or businesses.

As part of our efforts to complete any significant transaction, we would need to expend significant resources to conduct business, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we may not realize the expected benefits of any such transaction, whether due to unidentified risks, integration difficulties, regulatory setbacks or other events, and we may incur material liabilities for the past activities of any businesses we partner with or acquire. If any of these events were to occur, we could be subject to significant costs and damage to our reputation, business, results of operations and financial condition.

We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We have started to build an internal sales and marketing infrastructure to implement our business plan by developing internal sales teams and education campaigns to market our proprietary formulations. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage or enter into other arrangements with third parties to provide sales and marketing services for us in place of or to supplement our internal commercialization infrastructure. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. Further, any third-party organizations we may seek to partner with or engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services or other arrangements, we may be unable to sell our formulations or services or generate meaningful revenue.

Our business and operations would suffer in the event of cybersecurity or other system failures.

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such cybersecurity or system failure, accident or breach to date, if such an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our pharmacy operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our proprietary formulations could be delayed, and our pharmacy operations could be disrupted, subject to restriction or forced to terminate their operations, any of which could severely harm our business and prospects.

We depend upon consultants, outside contractors and other third-party service providers for key aspects of our business.

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business. For instance, we rely upon our pharmacist, physician and research consultants and advisors to provide us with significant assistance in our evaluation of product development opportunities, and we have engaged or supported, and expect to continue to engage or support, consultants, advisors, clinical research organizations (CROs) and others to design, conduct, analyze and interpret the results of any clinical or non-clinical trials or other studies in connection with the research and development of our products. If any of our consultants or other service providers terminates its engagement with us, or if we are unable to engage highly qualified replacements as needed on commercially reasonable terms, we may be unable to successfully execute our business plan. We must effectively manage these third-party service providers to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, these third parties often engage in other business activities and may not devote sufficient time and attention to our activities and we may have only limited contractual rights in connection with the conduct of the activities we have engaged the service providers to perform. If we are unable to effectively manage our outsourced activities or if the quality, timeliness or accuracy of the services provided by third-party service providers is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business.

If we seek FDA approval to market and sell any of our proprietary formulations, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Although our current business strategy is focused on developing and commercializing product opportunities as compounded formulations, we may in the future choose, alone or with project partners, to seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. If we choose to pursue FDA approval for one or more product candidates, the FDA or other regulatory agencies may not approve the product candidate on a timely basis or at all. Before we could obtain FDA approval for the sale of any potential product candidates, we would be required to demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a product candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could reduce revenue potential, and we would be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the product candidate.

Delays in the completion of, or the termination of, any clinical or non-clinical trials for any product candidates for which we may seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect product development costs and plans with respect to any product candidate for which we seek FDA approval. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached in a timely manner or at all with CROs to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the product candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

Even if we successfully develop any product candidate into an FDA-approved drug, failure to comply with continuing federal and state regulations could result in the loss of approvals to market the drug.

Even if we successfully develop any product candidate into an FDA-approved drug, we would be subject to extensive continuing regulatory requirements and review, including review of adverse drug experiences and clinical results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we would use to produce any such drug preparations would be subject to periodic review and inspection by the FDA, and we would be reliant on these third parties to maintain their manufacturing processes in compliance with FDA and all other applicable regulatory requirements. Any changes to a product that may have achieved approval, including the way it is manufactured or promoted, would often require FDA approval again before the product, as modified, could be marketed and sold. In addition, we and the manufacturers of the drug would be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or the manufacturers of the drug failed to comply with these or any other applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of the manufacturers, seize or detain products or require a product recall.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. Currently, we own 25 U.S. patent applications, including 18 utility and seven provisional patent applications, and we own three international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

The patent and intellectual property positions of pharmacies and pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have developed or obtained or will in the future develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we have developed or may in the future develop or to which we have acquired or may in the future acquire development rights. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our proprietary formulations throughout the world is extremely expensive. While we currently have three international patent applications filed under the Patent Cooperation Treaty and nineteen pending foreign patent applications, we do not currently have patent protection outside of the U.S. that covers any of our proprietary formulations or other assets that we are currently pursuing. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection.

Even if the international patent applications we have filed or may in the future file are issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. As a result, any patent rights we are able to obtain may not be sufficient to prevent generic competition. Further, the extent of our international market opportunity may be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a third party from infringing any of our intellectual property rights. Moreover, attempting to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Our proprietary formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of our proprietary formulations and use of our technologies may infringe on the patent or other intellectual property rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of our affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any such actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all.

We are dependent on our Chief Executive Officer, Mark L. Baum, for the continued growth and development of our Company.

Our Chief Executive Officer, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing and developing much of our material intellectual property rights, commercial programs and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently maintain key man insurance for Mr. Baum.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We developed a new business model in December 2011 and again in November 2013, and we have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel in order to pursue our current business model. However, we may have significant difficulty attracting and retaining necessary employees, which may be amplified because of our bankruptcy filing in 2011. In addition, because of the specialized nature of our business, our ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

Changes in the healthcare industry that are beyond our control may have an adverse impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Such changes could include changes to make the government’s Medicare and Medicaid reimbursement programs more restrictive, which could limit or curtail the potential for our proprietary formulations to obtain eligibility for reimbursement from such payors, or changes to expand the reach of HIPAA or other health privacy laws, which could make compliance with these laws more costly and burdensome. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and conceivably could have a material effect on our business. Any changes to laws and regulations affecting the healthcare industry could impose significant additional costs on our operations in order to maintain compliance or could otherwise negatively affect our business, operations or financial performance.

Risks Related to Our Common Stock

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions.

Our executive officers and directors collectively own, or have the right to acquire within 60 days after March 22, 2016, approximately 15% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders collectively own, or have the right to acquire within 60 days after March 22, 2016, an additional approximately 35% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

A consistently active trading market for shares of our common stock may not be sustained.

Historically, trading in our common stock has been sporadic and volatile and our common stock has been “thinly-traded.” There have been, and may in the future be, extended periods when trading activity in our shares is minimal, as compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common stock is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility may continue. As a result, the trading of relatively small quantities of shares may disproportionately influence the market price of our common stock. A consistently active and liquid trading market in our securities may never develop or be sustained.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following: our ability to execute our business plan; operating results that fall below expectations; industry or regulatory developments; investor perception of our industry or our prospects; economic and other external factors; and the other risk factors discussed in this “Risk Factors” section.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have the right to issue shares of preferred stock without obtaining stockholder approval. If we were to issue preferred stock, it may have rights, preferences and privileges superior to those of our common stock.

We are authorized to issue 5,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time to time by our board of directors. Although we have no shares of preferred stock issued and outstanding and we have no immediate plans to issue shares of preferred stock, our board of directors is empowered, without stockholder approval, to issue preferred stock at any time in one or more series and to fix the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights and other rights, preferences and privileges for any series of our preferred stock that may be issued. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stockholders and the portion of our assets allocated for distribution to our common stockholders in a liquidation event, and could also result in dilution to the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of our Company.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment will be limited to any appreciation in the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Any payment of dividends on our common stock would depend on contractual restrictions, such as those contained in our LSAF loan agreement and convertible note, as well as our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could cause the market price of our common stock to fall. Such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, applicable to outstanding shares, upon expiration of any lock-up periods applicable to outstanding shares, such as those agreed to in connection with our March 2016 public offering, upon our issuance of shares upon the exercise of outstanding options or warrants, or upon our issuance of shares pursuant offerings of our equity securities, such as the pursuant to our March 2016 public offering or our Controlled Equity Offering™ sales agreement with Cantor Fitzgerald & Co. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 7,600 square feet of office space in San Diego, California, the current lease term for which expires on October 31, 2018. This facility serves as our corporate headquarters.

We lease approximately 8,600 square feet of lab, warehouse and office space in Roxbury, New Jersey, the current lease term for which expires on July 31, 2022. This facility is currently under construction to serve as an outsourcing facility and pharmacy and will replace our current New Jersey-based pharmacy facility upon completion.

We lease approximately 3,100 square feet of lab and office space in Randolph, New Jersey, which we are currently leasing on a month-to-month basis and intend to vacate by March 31, 2016. This facility is the current location for our New Jersey-based pharmacy.

We lease approximately 4,500 square feet of lab and office space in Irvine, California, the current lease term for which expires on December 31, 2020. This facility is our California-based pharmacy.

We lease approximately 5,600 square feet of lab and office space in Folcroft, Pennsylvania, the current lease term for which expires on March 31, 2017. This facility is our Pennsylvania-based pharmacy.

We lease approximately 1,100 square feet of lab space in Allen, Texas, the current lease term for which expires on October 31, 2019. This facility is our Texas-based pharmacy, which we are seeking to register as an outsourcing facility during second quarter 2016.

We lease approximately 3,800 square feet of office space in San Diego, California, the current lease term for which expires on September 30, 2016. This space previously served as our corporate headquarters and is currently being subleased through the lease term.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

Urigen Litigation

In December of 2015, we, as the plaintiff, filed civil action with the San Diego Superior Court against Urigen Pharmaceuticals, Inc. (“Urigen”), wherein we outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the License Agreement between the Company and Urigen entered into on October 24, 2014 (the “Urigen License Agreement”), which have affected our ability to realize the expected benefit of the Urigen License Agreement. Urigen, as the defendant, has yet to file any responsive pleading to the case and the case is at a preliminary stage. Management believes the outcome of this claim may have a material effect on our consolidated financial position and results of operations, although such amount cannot be reasonably estimated at this time.

We are not aware of any other pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information

Our common stock began trading on The NASDAQ Capital Market in February 2013. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Capital Market for the periods indicated.

Fiscal Year 2014	High	Low
First Quarter	$9.62	$3.30
Second Quarter	$8.56	$4.71
Third Quarter	$8.50	$5.65
Fourth Quarter	$9.24	$6.72

Fiscal Year 2015	High	Low
First Quarter	$8.27	$6.84
Second Quarter	$8.59	$7.42
Third Quarter	$8.64	$6.19
Fourth Quarter	$8.79	$4.94

Holders

As of March 4, 2016 there were approximately 130 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. Further, our LSAF loan agreement and convertible note, described in Notes 10 and 16 to our consolidated financial statements included in this Annual Report, restrict our ability to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes contained in this annual report on Form 10-K (Annual Report). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in the “Risk Factors” section and elsewhere in this Annual Report.

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of Pharmacy Creations, LLC (Pharmacy Creations), South Coast Specialty Compounding, Inc. d/b/a Park Compounding (Park), ImprimisRx TX, Inc. (ImprimisRx TX) and ImprimisRx PA, Inc. (ImprimisRx PA). In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.” Except as otherwise noted, all dollar amounts in this discussion and analysis are expressed in thousands.

Overview

We are a national leader in the development, production and dispensing of innovative proprietary compounded pharmaceuticals that we aim to make available to physicians and patients at affordable prices. Under our Imprimis Cares program, we own, market and dispense a portfolio of lower-cost compounded therapeutic alternatives to higher-priced FDA-approved drugs in several therapeutic areas, including ophthalmology, urology, otolaryngology and infectious diseases. We believe our proprietary formulations may offer competitive advantages and serve unmet needs in the marketplace. We plan to expand our Imprimis Cares program by introducing additional customizable compounded drug formulations for patient populations that may not have available alternatives to increasingly expensive FDA-approved medications. Our Imprimis Cares program aligns with our corporate mission, vision and values of providing physicians and their patients high-quality individualized compounded medications at accessible prices.

We are also developing our Custom Compounding Choice™ business, which is focused on developing and dispensing a portfolio of non-proprietary compounded drugs for humans and animals in therapeutic areas that may be overlooked by commercial pharmaceutical companies. We also offer customizable compounding products that consist of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas, including oncology, autoimmunity, chronic infectious diseases and endocrine and metabolic diseases.

We own four ImprimisRx compounding pharmacies, based in New Jersey, California, Texas and Pennsylvania, through which we make, dispense and sell our proprietary compounded formulations and other non-proprietary products. All of our customized formulations are made in the United States of America.

All of our proprietary compounded formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe customized medicines for individual patient needs. We pursue a development pathway for potential formulation candidates that involves working collaboratively with these inventors to identify and evaluate intellectual property related to the formulation, assess relevant markets for the formulation, and seek to validate the clinical experience relating to the formulation with the objective of investing in commercialization activities. Although our business is focused on a compounding commercialization strategy, we may also consider other commercialization pathways, including pursuing FDA approval to market and sell a drug formulation or technology.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $57,764 at December 31, 2015. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We produce and sell a portfolio of proprietary compounded formulations in the ophthalmology, otolaryngology, urology and infectious diseases therapeutic areas under our Imprimis Cares business, as well as non-proprietary formulations under our Custom Compounding Choice program. We dispense and sell these formulations through our four ImprimisRx compounding pharmacy facilities, two of which we are undertaking efforts to develop into and register with the FDA as outsourcing facilities. We also devote resources to the development and potential commercialization of additional formulations in these and other therapeutic areas, including wound healing and dermatology.

Compounded Formulations

Ophthalmic Formulations

In 2013, we acquired intellectual property trademarked as SSP TechnologyTM, which relates to compounded formulations for ocular injection of anti-inflammatory and anti-bacterial agents during ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of small, uniform particle sizes, which allows these compounded formulations to be used as an intraoperative injectable or as a topical eye drop. Since our acquisition of this technology, we have continued its development to include additional active pharmaceutical ingredients, such as NSAIDs.

We have relied upon our SSP Technology to develop our proprietary ophthalmic formulations, which we market as our Dropless Therapy® and LessDrops® formulations. We also package multiple ophthalmic compounded formulations, which may include our proprietary Dropless Therapy or LessDrops formulations and other non-proprietary formulations, as kits and dispense these kits to patients with needs for multiple ocular therapies.

Our Dropless Therapy formulations, which we developed based on our SSP Technology, are used as an injectable during ocular surgery. Ophthalmologists have reported that use of our Dropless Therapy formulations has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgeries they have performed, thereby largely eliminating patient non-compliance and dosing errors with post-operative self-administered eye drop care regimens. Since launching these formulations in April 2014, more than 450 ophthalmologists have adopted our Dropless Therapy formulations and a growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become Dropless Therapy customers.

Our LessDrops topical compounded formulations, which we developed based on our SSP Technology, were initially formulated and dispensed during the first quarter of 2015 as combination eye drop formulations for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), and cataract and other ocular surgeries. We estimate that our LessDrops combination eye drop formulations may require the administration of up to 50% fewer drops by patients post-surgery and may cost up to 75% less than other currently available post-surgery drops regimens. We plan to add to our portfolio of LessDrops combination eye drop formulations in order to deliver additional eye drop choices for our customers.

Otolaryngology Formulations

In October 2015, we acquired the assets of a leading U.S. provider of topical compounded sinus formulations, delivery systems and patented packaging. Our topical delivery platform delivers sinusitis medications locally to the sinonasal mucosa, which is typically the direct site and probable source of the problem.

Urologic Formulations

Our first available urologic compounded formulation consists of a patented combination of heparin and alkalinized lidocaine (HLA). We acquired non-exclusive development and commercialization rights in the U.S. for HLA in October 2014, and acquired exclusive development and commercialization rights in the U.S. for this formulation in April 2015, pursuant to a license agreement with a third party. This license agreement obligates us to pay royalties to the licensor upon our sales of our HLA formulation. HLA is delivered directly to the bladder for the treatment of interstitial cystitis (IC), also known as painful bladder syndrome. During the first quarter of 2015, we launched our Defeat IC™© national education campaign designed to help increase awareness among medical practitioners and patients about IC and our HLA treatment option.

We also offer customizable compounded formulations of PPS-DR oral medication that may be prescribed by physicians as a lower-cost therapeutic alternative to an off-patent oral drug, Elmiron®, for the treatment of symptoms associated with IC. Our PPS-DR compounded formulations are customized to an individual patient and feature time delayed release that may allow for reduced daily dosing requirements.

Our other commercially available urologic compounded formulations consist of lyophilized (freeze-dried) formulations for the treatment of erectile dysfunction (ED). Our ED compounded formulations are provided in a sterile powder and dispensed in single-dose vials that can be conveniently transported and stored up to six months prior to reconstitution, and once reconstituted should be used within 30 days.

Imprimis Cares Compounded Therapeutic Alternatives

As part of our Imprimis Cares initiative, we recently introduced customizable compounded formulations of pyrimethamine and leucovorin, which are available for physicians to consider prescribing for their patients as a lower-cost therapeutic alternative to Daraprim®. The FDA-approved label for Daraprim indicates that it is prescribed for toxoplasmosis, which can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our formulations of pyrimethamine and leucovorin are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations. We also recently announced plans to introduce new patent-pending tiopronin and potassium citrate delayed release compounded formulations that may be prescribed by physicians as a lower-cost therapeutic alternative to FDA-approved Thiola® for cystinuria patients. Cystinuria is an inherited disease that causes stones made of the amino acid cystine to form in the kidneys, bladder and/or urethra. Our compounded alternative containing tiopronin, the active drug ingredient in Thiola, and potassium citrate, is expected to be available in April 2016.

Custom Compounding Choice Formulations

Our Custom Compounding Choice business is focused on marketing a portfolio of non-proprietary customizable compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies, in therapeutic areas that may be overlooked by commercial pharmaceutical companies, such as oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. We also offer customizable hormone replacement therapies and a variety of weight loss and dermatology compounded formulations. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

Compounding Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Generally, compounding pharmacies combine different ingredients, most of which may be FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Often this is because a standard medication approved by the FDA is not appropriate for a particular patient’s needs. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A compounding pharmacy is only permitted to compound or prepare a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our ImprimisRx compounding pharmacies, make, dispense and sell our proprietary ophthalmology and urology compounded formulations, our topical sinus compounded formulations, delivery systems and patented packaging, complementary compounded formulations within the ophthalmology, urology and otolaryngology therapeutic areas, and other non-proprietary compounded formulations in other therapeutic areas. Our compounding pharmacies are collectively licensed to distribute compounded formulations in 50 states.

In February 2015, we entered into a lease agreement for space in New Jersey and began construction efforts to build the majority of this space into an outsourcing facility, which is a new form of entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation, and is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). The remaining space in the facility will be completely separate and secured and will be constructed as a compounding pharmacy to replace our current New Jersey pharmacy location. From time to time during the construction process, we have experienced temporary and intermittent delays in developing and outfitting this facility. As a result, we have extended our estimated completion date and now expect the facility to be completed and registered as an outsourcing facility near the end of the second quarter of 2016. In addition, we are near completion of our construction efforts to our Texas compounding pharmacy and intend to register it with the FDA as a Section 503B outsourcing facility during the second quarter of 2016. We estimate that our capital expenditures to build and equip these new facilities will be approximately $4,000.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase sales of our proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our pharmacy operations, optimize pricing and obtain reimbursement options for our proprietary compounded formulations, and continue to pursue development and commercialization opportunities for certain of our ophthalmology, urology and other assets that we have not yet made commercially available as compounded formulations. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “—Liquidity and Capital Resources” below.

Selection and Development of Formulations

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology, urology, otolaryngology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to introduce new lower-cost compounded formulation alternatives to higher-priced FDA-approved drugs, as part of our Imprimis Cares initiative. Our product development strategy is to focus on a select few therapeutic areas in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations within these therapeutic areas that could afford us with gross margins. However, our expectations and assumptions about market potential and patient needs may prove to be wrong and we may invest capital and other resources on formulations that do not generate sufficient revenues for us to recoup our investment. Additionally, we will need to rely on relationships with third parties, including pharmacists, physicians and other inventors, to assist in the identification, research, development and assessment of such formulations, which exposes us to risks. Moreover, we may be unable to identify attractive acquisition opportunities and negotiate agreements with their owners that are acceptable to us, particularly if such assets involve competition among several purchasers, and we have limited resources to invest in or acquire additional potential product development assets and integrate them into our business.

Compounding Strategy

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our compounding pharmacies pursuant to a prescription for an individually identified patient. Additionally, we are in the process of developing and registering two of our facilities as outsourcing facilities. We are working to expand our pharmacy operations and personnel and develop our facilities into a unified compounding pharmacy network. For instance, we have begun developing “ImprimisRx” as a uniform brand for our compounding facilities, with the intent of renaming all of our compounding facilities under this name. These efforts may also entail seeking to acquire new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. However, we have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we have experienced delays and increased costs in our outsourcing facility construction efforts and we may not be successful in completing them on a timely basis, within budget or at all, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, market acceptance of compounding pharmacies generally may be curtailed or delayed, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all. Moreover, all such efforts to expand our pharmacy operations and establish a unified pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our business. As a result, our business could materially suffer if we are unable to further develop this unified pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

Reimbursement Options and Pricing Optimization

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. As part of our Imprimis Cares initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

Additionally, we are making efforts to normalize the pricing for our currently available proprietary compounded formulations. An economic study conducted in 2015 by researchers at Andrew Chang & Co, LLC and co-sponsored by us demonstrated that, assuming the cost of Dropless Therapy is $100 per dose (dollar amount not expressed in thousands), our Dropless Therapy formulations could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period. Based on this research, we believe optimized pricing for our Dropless Therapy formulations would be $100 per dose (dollar amount not expressed in thousands). Any efforts to attain optimized pricing for our Dropless Therapy or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

Sales and Marketing Efforts

Although we have engaged distributors for certain of our proprietary compounded formulations in certain non-U.S. markets and have out-licensed certain of our technology in international markets, such as Canada, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2016. Our sales and marketing efforts are currently organized into two departments, one of which focuses on our ophthalmology formulations and the other of which focuses on our available formulations in other therapeutic areas. We have also begun to establish a sales and marketing team focused on the therapeutic areas served by our Custom Compounding Choice business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our products. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our recent launches of new formulations and commercialization campaigns. However, we have limited experience developing and commercializing compounded formulations and we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

Recent Developments

The following describes certain developments in 2015 and 2016 to date that are important to an understanding of our financial condition and results of operations. See the notes to our consolidated financial statements included in this report for additional information about each of these developments.

Public Equity Offerings

On March 16, 2016, we closed an underwritten public offering of 3,335,000 shares of our common stock at a per share price to the public of $3.60, and we received net proceeds of approximately $11,100 after deducting the underwriter discount and other offering expenses. We expect to use the net proceeds from the offering for working capital and general corporate purchases, which may include, among other things, expenditures associated with our efforts to develop our compounding pharmacies in Texas and New Jersey into outsourcing facilities.

On November 27, 2015, we entered into a Controlled Equity OfferingSM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor Fitzgerald), pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement we have filed with the Securities and Exchange Commission. We have agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and to reimburse Cantor Fitzgerald for certain fees and expenses in an amount not to exceed $50. As of March 23, 2016, shares having an aggregate offering price of $2,100 remain available for future sale under the Sales Agreement.

LSAF Note and Loan Agreement

On January 22, 2016, we received gross proceeds of $3,000 upon our issuance of an 8.00% Convertible Senior Secured Note in the principal amount of $3,000 (LSAF Note) to IMMY Funding LLC (LSAF), an affiliate of Life Sciences Alternative Funding LLC. We are obligated to pay interest on the principal amount of the LSAF Note monthly in cash at a fixed per-annum rate of 8.00%, and we are obligated to repay the full principal amount of the LSAF Note in cash on May 11, 2021. The LSAF Note is convertible by the holder at any time into 277.77 shares of our common stock per $1 outstanding principal amount of the LSAF Note, subject to adjustment upon certain events.

On May 11, 2015, we entered into a loan agreement with LSAF, pursuant to which we have received a term loan in the principal amount of $10,000 (the “LSAF Loan”). The LSAF Loan bears interest at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years or, if we do not meet certain minimum revenue or cash balance requirements, the first 20 months. The LSAF Loan, plus a final fee of 5% of the aggregate principal amount of the LSAF Loan, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. Our interest payment obligations relating to the LSAF Loan totaled approximately $700 in 2015, and we expect our interest payment obligations relating to the LSAF Loan and the LSAF Note to collectively total $1,100 in 2016.

The agreements governing the LSAF Loan and the LSAF Note include financial and operating covenants that impose restrictions on our certain of activities. The amounts owed under the LSAF Loan and the LSAF Note are secured by substantially all of our personal property, rights and assets, including our intellectual property rights.

ImprimisRx Compounding Pharmacy Acquisitions

On October 15, 2015, though our subsidiary ImprimisRx PA, we acquired substantially all of the assets of Thousand Oaks Holding Company and its wholly owned subsidiaries Topical Apothecary Group, LLC, owner and former operator of TAG Pharmacy, a licensed pharmacy in Folcroft, Pennsylvania; Aerosol Science Laboratories, Inc., former operator of ASL Pharmacy; SinuTopic, Inc., former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, for a total cash purchase price of approximately $524.

On August 4, 2015, we acquired all of the outstanding capital stock of ImprimisRx TX, a compounding and retail pharmacy located in Allen, Texas, pursuant to a stock purchase agreement entered into in July 2015. At the closing of the acquisition, we paid the sellers a total cash purchase price of approximately $421.

On January 1, 2015, we completed the acquisition of all of the outstanding capital stock of Park, a compounding pharmacy located in Southern California, pursuant to a stock purchase agreement entered into in November 2014. At the closing of the acquisition, we paid the sellers an aggregate cash purchase price of $3,000, net of fees and expenses, and a $100 payment for cash remaining in a Park bank account, and we issued to the sellers 63,525 shares of our common stock. In addition, we are obligated to make 12 quarterly cash payments of $53 each over the three years following January 1, 2015, totaling $638. The sellers of Park have the option to receive the last six of such quarterly payments, totaling up to an aggregate of $319, in the form of 6,749 shares of our common stock for each such payment.

Canadian Out-License Agreement

On August 11, 2015, we entered into a non-exclusive license agreement with Advanced Dosage Forms, Inc. and John DiGenova (ADF), pursuant to which we granted ADF the rights to develop and sell in Canada certain of our proprietary Dropless Therapy and LessDrops compounded formulations. As consideration for the license granted under the license agreement, ADF paid us a noncreditable license fee of $10 and agreed to pay us royalties based on its sales of the licensed formulations consisting of the greater of: (i) $50 per unit sold (not expressed in thousands); and (ii) 20% of ADF’s sales of the formulations. We generated $10 in royalty revenues under the license agreement with ADF in 2015.

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

Comparison of Years Ended December 31, 2015 and 2014

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,		$
	2015	2014	Variance
Sales, net	$9,654	$1,652	$8,002
License revenues	62	8	54
Total revenues	$9,716	$1,660	$8,056

We began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and recognizing the associated revenues following the acquisition of Pharmacy Creations, our first ImprimisRx compounding pharmacy, on April 1, 2014. In 2015, we acquired or commenced pharmacy operations at Park, ImprimisRx TX and ImprimisRx PA, which collectively contributed $6,311 of the total $9,716 in revenues from sales of our proprietary compounded formulations and other non-proprietary formulations and products that we recognized in 2015. The increase in revenue from product sales in 2015 compared to 2014 was also attributable to increased sales of certain proprietary formulations and introduction of new proprietary formulations in 2015.

The increase in license revenues between years was primarily attributable to license revenues provided under our Urigen License Agreement.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,		$
	2015	2014	Variance
Cost of sales	$5,206	$1,093	$4,113

 We began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations and incurring the associated costs of such sales following the acquisition of Pharmacy Creations, our first ImprimisRx compounding pharmacy, on April 1, 2014. The increase in our cost of sales between years was largely attributable to our acquisition or commencement of operations at our three other ImprimisRx compounding pharmacies in 2015, which increased our sales of proprietary and non-proprietary compounded formulations and our associated costs of such sales. Park, ImprimisRx TX and ImprimisRx PA, each of which we acquired in 2015, collectively contributed $3,403 of our total $5,206 cost of sales recognized in 2015.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

 The following presents our selling and marketing expenses for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,		$
	2015	2014	Variance
Selling and marketing	$6,496	$2,390	$4,106

 We began implementing commercialization efforts in the fourth quarter of 2013 and, following the acquisition of Pharmacy Creations on April 1, 2014, we began selling our proprietary compounded formulations and other non-proprietary pharmacy products and formulations. The increase in selling and marketing expenses between years was primarily attributable to the expansion of our sales and marketing efforts, which included additional commercialization personnel, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,		$
	2015	2014	Variance
General and administrative	$12,504	$8,087	$4,417

The increase in general and administrative expenses between years was largely attributable to additional expenses related to and as a result of the acquisitions of Pharmacy Creations, Park and ImprimisRx TX and the opening of ImprimisRx, PA, as well as the general increase of our operations, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,		$
	2015	2014	Variance
Research and development	$332	$237	$95

The increase in research and development expenses between years was primarily attributable to our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Interest Income

Interest income was $13 in 2015, compared to $32 in the prior year. The decrease was primarily due to a lower average cash balance during 2015 than 2014.

Interest Expense

Interest expense was $1,121 in 2015, compared to $4 in the prior year. The increase was primarily due to interest expense recognition related to the LSAF Loan, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Net Loss

Net loss in 2015 was $(15,899), or $(1.66) basic and diluted net loss per share, compared to a net loss in the prior year of $(10,118), or $(1.11) basic and diluted net loss per share.

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2015 was $2,685, compared to $8,211 at December 31, 2014. The decrease in cash on hand between years was primarily attributable to our use of cash during 2015 to support our operations and to acquire Park, ImprimisRx TX and the assets of ImprimisRx PA. Since inception through December 31, 2015, we have incurred aggregate losses to common stockholders of $(57,764). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents and restricted investments of approximately $2,835 at December 31, 2015, together with approximately $14,000 in net proceeds received from equity and debt financings completed in 2016 to date and expected future revenues and expenses, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations to pursue our business plan, which includes developing and commercializing compounded formulations and technologies, integrating and expanding our pharmacy operations, including capital expenditures to construct and seek registration of two of our facilities as outsourcing facilities, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy and outsourcing facilities and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any product candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows for the years ended December 31, 2015 and 2014:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Net cash used in operating activities	$(11,143)	$(7,057)
Net cash used in investing activities	(5,130)	(910)
Net cash provided by financing activities	10,747	599
Net change in cash and cash equivalents	(5,526)	(7,368)
Cash and cash equivalents at beginning of the year	8,211	15,579
Cash and cash equivalents at end of the year	$2,685	$8,211

Operating Activities

Net cash used in operating activities was $(11,143) in 2015, as compared to $(7,057) used in operating activities during the same period in the prior year. The increase in net cash used in operating activities was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities in 2015 and 2014 was $(5,130) and $(910), respectively. The increase in cash used in investing activities in 2015 was primarily related to our acquisitions of Park and ImprimisRx TX, the opening of ImprimisRx PA and construction efforts related to our new New Jersey facility that we plan to register as an outsourcing facility.

Financing Activities

Net cash provided by financing activities in 2015 and 2014 was $10,747 and $599, respectively. Cash provided by financing activities in 2015 was primarily attributable to proceeds received in May 2015 from the LSAF Loan, proceeds received in the fourth quarter of 2015 from sales of shares under the Sales Agreement, and proceeds received from cash exercises of warrants. Cash provided by financing activities in 2014 was primarily attributable to cash exercises of stock options and warrants.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including: gross proceeds of $10,000 received in May 2015 from the LSAF Loan; gross proceeds of approximately $529 (and net proceeds, after deducting $16 in commission fees and $109 in offering expenses payable by us, of approximately $404) from sales of 72,421 shares of common stock under the Sales Agreement during the fourth quarter of 2015; gross proceeds of $3,000 received in January 2016 from the LSAF Note; and gross proceeds of $12,006 (and net proceeds, after deducting underwriting discounts and offering expenses payable by us, of approximately $11,100) from our sale of 3,335,000 shares of common stock in our March 2016 public offering. We also obtain capital from product sales, but we only recently started generating cash from our operations and we do not presently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive $2,100 in additional gross proceeds from future sales of our common stock under the Sales Agreement, although we do not expect to receive any such proceeds until at least July 2016 as a result of certain lock-up restrictions on sales of our common in connection with our March 2016 public equity offering. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the LSAF Loan and the LSAF Note. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history, including our past bankruptcy proceedings. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts of how results and trends might change in the future. Although we believe that the estimates we use are reasonable, actual results could differ materially from these estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the use of more significant judgments and estimates in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the assumptions used in making the accounting estimates that are reasonably likely to occur could materially impact our consolidated financial statements.

Revenue Recognition

We recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. We began generating revenues upon the acquisition of Pharmacy Creations in the second quarter of 2014, which include sales of certain of our proprietary compounded drug formulations and non-proprietary formulations and products.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the Financial Accounting Standards Board (FASB) guidance. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting term of the equity instruments. The measurement date for the fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. According to FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid stock-based consulting expenses in our consolidated balance sheets.

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

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see Goodwill and Intangible Assets). We began capitalizing certain costs associated with acquiring intellectual property rights during 2015, if costs are not capitalized they are expensed as incurred.

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

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, statements of operations or cash flows in the period of the change in the estimate.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of note payable in the consolidated balance sheet. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statement of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Annual Report beginning on page F-1 immediately following the signature page hereto and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO), our principal executive officer, and our Chief Financial Officer (CFO), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

IMPRIMIS PHARMACEUTICALS, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 23, 2016

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

Signature	Title	Date

/s/ Andrew R. Boll	Chief Financial Officer	March 23, 2016
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Mark L. Baum	Chief Executive Officer and Director	March 23, 2016
Mark L. Baum	(Principal Executive Officer)

/s/ Robert J. Kammer		March 23, 2016
Robert J. Kammer	Chairman of the Board of Directors

/s/ William H. Nelson		March 23, 2016
William H. Nelson	Director

/s/ Stephen G. Austin		March 23, 2016
Stephen G. Austin	Director

/s/ Richard L. Lindstrom		March 23, 2016
Richard L. Lindstrom	Director

/s/ Anthony J. Principi		March 23, 2016
Anthony J. Principi	Director

FINANCIAL STATEMENTS

Imprimis Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Imprimis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Imprimis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imprimis Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 23, 2016

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,685	$8,211
Restricted short-term investments	150	150
Accounts receivable, net	840	81
Inventories	1,412	373
Prepaid expenses and other current assets	786	241
Total current assets	5,873	9,056
Intangible assets, net	3,135	611
Goodwill	2,466	332
Furniture and equipment, net	2,657	243
TOTAL ASSETS	$14,131	$10,242
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,407	$787
Accrued payroll and related liabilities	1,200	716
Deferred revenue and customer deposits	65	2
Current portion of deferred acquisition obligation and accrued interest	198	-
Current portion of contingent acquisition obligation	483	31
Current portion of capital lease obligations	21	24
Total current liabilities	5,374	1,560
Capital lease obligations, net of current portion	1	19
Contingent acquisition obligation	-	483
Deferred acquisition obligation, net of current portion	258	-
Accrued expenses, net of current portion	500	30
Deferred tax liability	1,047	-
Note payable and paid-in-kind interest, net of unamoritzed debt discount and issuance costs	8,336	-
TOTAL LIABILITIES	15,516	2,092
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized, 9,755,678 and 9,258,231 shares issued and outstanding at December 31, 2015 and 2014, respectively	10	9
Additional paid-in capital	56,369	50,006
Accumulated deficit	(57,764)	(41,865)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,385)	8,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,131	$10,242

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Revenues:
Sales, net	$9,654	$1,652
License revenues	62	8
Total revenues	9,716	1,660
Cost of sales	(5,206)	(1,093)
Gross profit	4,510	567
Operating expenses:
Selling and marketing	6,496	2,390
General and administrative	12,504	8,087
Research and development	332	237
Total operating expenses	19,332	10,714
Loss from operations	(14,822)	(10,147)
Other income (expense):
Interest income (expense), net	(1,108)	29
Other income	31	-
Total other income (expense), net	(1,077)	29
Net loss	$(15,899)	$(10,118)
Basic and diluted net loss per share of common stock	$(1.66)	$(1.11)
Weighted average number of shares of common stock outstanding, basic and diluted	9,576,142	9,132,989

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2015 and 2014

(In thousands, except for share data)

	Common Stock		Additional	Total	Stockholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2013	8,970,364	$9	$46,849	$(31,747)	$15,111

Issuance of common stock in connection with:
Exercise of stock options, net of tax withholding	227,216	-	584	-	584
Vesting of RSUs, net of tax withholding	1,954	-	(13)	-	(13)
Exercise of warrants	47,829	-	38	-	38
Consulting agreements	4,000	-	29	-	29
Settlement of contract dispute	6,868	-	50	-	50
Stock-based compensation expense	-	-	2,469	-	2,469
Net loss	-	-	-	(10,118)	(10,118)
Balance at December 31, 2014	9,258,231	9	50,006	(41,865)	8,150

Issuance of common stock in connection with:
Exercise of stock options	130,457	-	-	-	-
Vesting of RSUs, net of tax withholding	10,132	-	(10)	-	(10)
Sale of stock, net of offering costs	72,421	-	404	-	404
Exercise of warrants	220,912	1	1,247	-	1,248
The Park Acquisition	63,525	-	425	-	425
Relative fair value of warrants to purchase common stock issued in connection with note payable	-	-	840	-	840
Stock-based compensation expense	-	-	3,457	-	3,457
Net loss	-	-	-	(15,899)	(15,899)
Balance at December 31, 2015	9,755,678	$10	$56,369	$(57,764)	$(1,385)

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,899)	$(10,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	255	37
Amortization of intangible assets	355	48
Amortization of debt issuance costs and discount	281	-
Paid-in-kind added to principal of note payable	130	-
Non-cash gain on contingent acquisition obligations	(31)	-
Stock-based compensation	3,441	2,615
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(360)	(23)
Inventories	(314)	(160)
Prepaid expenses and other current assets	(545)	(132)
Accounts payable and accrued expenses	1,028	345
Accrued payroll and related liabilities	453	342
Deferred revenue and customer deposits	63	(11)
NET CASH USED IN OPERATING ACTIVITIES	(11,143)	(7,057)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net of cash	(3,005)	-
Purchase of Central Allen Pharmacy, net of cash	(421)	-
Purchase of assets for ImprimisRx PA, Inc.	(524)	-
Purchase of restricted short-term investment	-	(100)
Purchase of Pharmacy Creations, LLC, net of cash and advances	-	(636)
Investment in patent and trademark assets	(185)	-
Purchases of furniture and equipment	(995)	(174)
NET CASH USED IN INVESTING ACTIVITIES	(5,130)	(910)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(25)	(10)
Cancelled common stock	-	(13)
Payments on Park deferred acquisition obligation	(135)	-
Proceeds from note payable, net of issuance costs and fees	9,265	-
Net proceeds from ATM sales of common stock	404	-
Net proceeds from exercise of warrants and stock options	1,238	622
Deferred offering costs	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,747	599
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,526)	(7,368)
CASH AND CASH EQUIVALENTS, beginning of year	8,211	15,579
CASH AND CASH EQUIVALENTS, end of period	$2,685	$8,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$1
Cash paid for interest	$637	$4
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Relative fair value of warrants issued in connection with note payable	$840	$-
Issuance of common stock and deferred obligations in the purchase of Park Compounding	$1,016	$-
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$39	$-
Final fee on notes payable recorded as debt discount and included in accrued expenses	$500	$-
Purchase of furniture and equipment with a capital lease	$-	$35
Purchase of furniture and equipment included in accounts payable and accrued expenses	$1,275	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014

(all dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. ORGANIZATION

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a national leader in the development, production and dispensing of novel compounded pharmaceuticals. The Company’s two business programs, Imprimis Cares and Custom Compounding Choice™, focus on patient outcomes and affordability by offering high quality customizable compounded drugs in all 50 states. Imprimis is headquartered in San Diego, California and operates four pharmacy facilities located in California, Texas, New Jersey and Pennsylvania.

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy and on January 1, 2015, the Company acquired South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), a California based compounding pharmacy. Effective with the acquisition of PC, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations. On August 4, 2015, the Company acquired JT Pharmacy, Inc. d/b/a Central Allen Pharmacy (“CAP”), a Texas based compounding pharmacy whose name has been changed to ImprimisRx TX, Inc., and on October 15, 2015, the Company, through a wholly-owned subsidiary ImprimisRx PA, Inc. (“ImprimisRx PA”), acquired substantially all of the assets and tradenames of Thousand Oaks Holding Company’s wholly-owned subsidiaries Topical Apothecary Group, LLC (d/b/a TAG Pharmacy), Aerosol Science Laboratories, Inc. (d/b/a ASL Pharmacy), SinuTopic, Inc. (d/b/a Sinus Dynamics Pharmacy) and Mycotoxins, LLC (collectively “TOHC”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Imprimis has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, those related to allowance for doubtful accounts and contractual adjustments, realizability of inventories, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, valuation of note payable and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from these estimates.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $15,899 and $10,118 for the years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $57,764 and $41,865 as of December 31, 2015 and 2014, respectively. In addition, the Company used cash in operating activities of $11,143 and $7,057 for the years ended December 31, 2015 and 2014, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted investments of approximately $2,835 at December 31, 2015 and net cash proceeds from the sale of the Company’s common stock of $11,100 and issuance of a convertible note of $3,000 subsequent to December 2015 (see Note 16), will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may seek to increase liquidity and capital resources by one or more measures, to the extent necessary. These measures may include, but are not limited to, the following: obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through pharmacy sales. There is no guarantee that the Company will be able to obtain capital when needed on terms it deems as acceptable, or at all.

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

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see Goodwill and Intangible Assets). The Company began capitalizing certain costs associated with acquiring intellectual property rights during 2015, if costs are not capitalized they are expensed as incurred.

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the consolidated statement of operations.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2015, there were no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2015 and 2014, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2015 and 2014. The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At December 31, 2015, the Company had approximately $2.1 million in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $180 and $4 as of December 31, 2015 and 2014, respectively.

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

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, statements of operations or cash flows in the period of the change in the estimate.

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

During the years ended December 31, 2015 and 2014, the Company did not recognize any impairment of its long-lived assets.

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Total billing and collection management expense under this agreement for the year ended December 31, 2015 was $142, and is included in selling and marketing expenses in the accompanying consolidated statement of operations. The amount due under the agreement as of December 31, 2015 was $81.

Deferred Rent

The Company accounts for rent expense related to its operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year and interim periods within each fiscal year is recorded as an adjustment to deferred rent and is included in accounts payable and accrued expenses.

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of note payable in the consolidated balance sheet. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statement of operations.

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

At December 31, 2015 and 2014, the Company did not have any financial assets or liabilities that are measured on a recurring basis. The Company’s financial instruments includes cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits, contingent acquisition obligations, deferred acquisition obligations, note payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, note payable, and the capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, note payable, and capital leases approximate their respective fair values.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, unvested RSUs and warrants were 3,313,169 and 3,024,217 at December 31, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at December 31, 2015 and 2014 was 55,824 and 27,218, respectively,

The following table shows the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2015 and 2014:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Numerator – net loss	$(15,899)	$(10,118)
Denominator – weighted average number of shares outstanding, basic and diluted	9,576,142	9,132,989
Net loss per share, basic and diluted	$(1.66)	$(1.11)

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets, along with any valuation allowance, as noncurrent in the balance sheet. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within these reporting periods. Early adoption is permitted. The Company has elected to early adopt ASU 2015-17 during the year ended December 31, 2015 with retrospective application. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

NOTE 3. ACQUISITIONS

Acquisition of Pharmacy Creations

On April 1, 2014, the Company acquired all of the outstanding membership interests of PC (the “PC Acquisition”) from J. Scott Karolchyk and Bernard Covalesky (the “PC Sellers”), such that PC became a wholly-owned subsidiary of the Company. The acquisition of PC permits the Company to make and distribute its patent-pending proprietary drug formulations and other pharmaceutical preparations through PC.

The transaction has been accounted for as a business combination and the financial results of PC have been included in the Company’s consolidated financial statements for the period subsequent to its acquisition.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed for PC are presented below and represent the Company’s best estimates.

Fair Value of Consideration Transferred

At the closing of the PC Acquisition, the Company paid to the PC Sellers an aggregate cash purchase price of $600. In addition, the PC Sellers were entitled to receive additional contingent consideration upon the satisfaction of certain conditions, as follows:

●	A contingent cash payment of $50, payable if PC earns revenues of over $3,500 for the 12 month period ended March 31, 2015 which was forfeited as the milestone was not met; and

●	A contingent stock payment of up to an aggregate of 215,190 shares of the Company’s common stock, issuable only if the following revenue milestones are met:

●	if PC earns revenue of over $7,500 during the 12 month period ending March 31, 2016, all 215,190 shares; and

●	if PC earns revenue of between $3,500 and $7,500 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares).

Although management estimates that certain of the contingent consideration will be paid, it has applied a discount rate to the contingent consideration amounts in determining fair value to represent the risk of these payments not being made. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $1,114, as follows:

Cash payment to the PC Sellers at closing	$600
Contingent common stock issuance to the PC Sellers	483
Contingent cash consideration to the PC Sellers	31
Total acquisition date fair value	$1,114

A $514 liability was recognized for the estimated acquisition date fair value of the future contingent common stock and cash payments. During the year ended December 31, 2015, the Company decreased the contingent liability amount related to the cash payment and recognized a gain in other income of $31 due to the revenue milestone not being met. Contingent acquisition obligations related to the PC Acquisition were $483 and $514 at December 31, 2015 and 2014, respectively.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$5
Accounts receivable	58
Prepaid expenses and other assets	30
Inventory	213
Property and equipment	45
Intangible assets	659
Total identifiable assets acquired	1,010
Accounts payable and accrued liabilities	120
Other liabilities	107
Total liabilities assumed	227
Total identifiable assets less liabilities assumed	783
Goodwill	331

Net assets acquired	$1,114

Results of Operations

The amount of revenues and operating loss of PC included in the Company’s consolidated statement of operations from the acquisition date through the period ended December 31, 2014 are as follows:

Total revenues	$1,652
Operating loss	$(663)

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

	Fair Value	Useful Life
Customer relationships	$596	10 - 15 years
Trade name	5	5 years
Non-competition covenant	50	4 years
State pharmacy licenses	8	25 years
	$659

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual lives associated with the respective asset. Trade name represents the fair value of the brand and name recognition associated with the marketing of PC’s formulations and services. Customer relationships represent the expected benefit from customer contracts that, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of PC. The non-competition covenant represents the contractual period and expected degree of adverse economic impact that would exist in its absence. Licenses represent eight state pharmacy licenses PC held at the date of acquisition.

Goodwill

Of the total estimated purchase price, $331 was allocated to goodwill and is attributable to expected synergies between the combined companies, including access for the Company to fulfill prescriptions with its patent-pending proprietary drug formulations through PC’s market channels and assembled workforce. Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill resulting from the PC Acquisition will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Park

On January 1, 2015, the Company acquired all of the outstanding capital stock of Park (the “Park Acquisition”) from its previous owners (the “Sellers”), such that Park became a wholly owned subsidiary of the Company. The acquisition of Park permits the Company to make and distribute its patent-pending proprietary drug formulations and other novel pharmaceutical solutions through Park and introduces the Company to new geographic and compounded formulation markets.

The transaction has been accounted for as a business combination and the financial results of Park have been included in the Company’s consolidated financial statements for the period subsequent to the acquisition.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed for Park are presented below and represent the Company’s best estimates.

Fair Value of Consideration Transferred

At the closing of the Park Acquisition, the Company paid to the Sellers an aggregate cash purchase price of $3,000, net of fees and expenses, and a $100 payment for cash remaining in a Park bank account, and the Company issued to the Sellers 63,525 shares of the Company’s restricted common stock, valued at $500 based on the average closing price of the Company’s common stock for the 10 trading days preceding the closing. In addition, the Company is obligated to make 12 quarterly cash payments to the Sellers collectively of $53 each over the three years following the closing of the Park Acquisition, totaling $638; provided that the Sellers will have the option to receive the last six of such payments, totaling up to an aggregate of $319, in the form of 6,749 shares of the Company’s common stock for each such payment. The convertible features of the deferred consideration provide for a rate of conversion that is at market value, and as a result no value was attributed to the conversion feature. The Company also recorded a deferred tax liability of $1,047 related to the Park acquisition.

Management applied a discount rate of 15% to the restricted common stock issued at the closing of the Park Acquisition due to a lack of marketability of such shares as a result of certain restrictions on their transfer. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $5,163.

A $591 liability was recognized for the estimated acquisition date fair value of the deferred consideration and is included in the deferred acquisition obligations in the accompanying consolidated balance sheet at December 31, 2015.

The total acquisition date fair value of consideration transferred and to be transferred is estimated as follows:

Cash payment to Sellers at closing	$3,100
Restricted common stock issuance to Sellers at closing	425
Deferred tax liability	1,047
Deferred consideration to Sellers	591
Total acquisition date fair value	$5,163

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$95
Accounts receivable	399
Inventories	232
Furniture and equipment	252
Intangible assets	2,629
Total identifiable assets acquired	3,607
Accounts payable and accrued expenses	304
Other liabilities	35
Total liabilities assumed	339
Total identifiable assets less liabilities assumed	3,268
Goodwill	1,895
Net assets acquired	$5,163

During the year ended December 31, 2015 the discount rate of the common stock issued at the time of the Park Acquisition was adjusted from 25% to 15% which resulted in an increase of $46 and $4 in goodwill and intangible assets, respectively, compared to the initial allocation of the purchase price. The final allocation was based on estimates and appraisals that was based on the Company’s final evaluation of Park’s assets and liabilities, including both tangible and intangible assets.

Results of Operations

The amount of revenues and net income of Park included in the Company’s consolidated statement of operations from the acquisition date through the period ended December 31, 2015 are as follows:

Total revenues	$6,134
Net income	$1,088

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

	Fair Value	Useful Life
Customer relationships	$2,387	3 - 15 years
Trade name	10	5 years
Non-competition clause	224	3 years
State pharmacy licenses	8	25 years
	$2,629

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual life associated with the respective assets. Trade name represents the fair value of the brand and name recognition associated with the marketing of Park’s formulations and services. Customer relationships represent the expected future benefit from contracts and relationships which, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of Park. The non-competition clause represents the contractual period and expected degree of adverse economic impact that would exist in its absence. Licenses represent twelve state pharmacy licenses Park held at the date of acquisition.

Goodwill

Of the total estimated purchase price for the Park Acquisition, $1,895 was allocated to goodwill and is attributable to expected synergies between the combined companies, including access for the Company to fulfill prescriptions with its patent-pending proprietary drug formulations through Park’s market channels and assembled workforce. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets acquired. Goodwill resulting from the business will be tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

Other 2015 Acquisitions

During 2015, the Company acquired CAP and purchased the assets of TOHC, primarily to expand its compounding pharmacy infrastructure and offerings. These acquisitions were not individually significant. The Company has included the financial results of the CAP acquisition in its consolidated financial statements from its acquisition date, August 4, 2015, and the results from this company were not individually material to the Company’s consolidated financial statements. The preliminary purchase price for these acquisitions totaled, collectively, approximately $945, which was paid entirely in cash. The Company has preliminarily recorded $641 of net tangible assets and $65 of identifiable intangible assets, based on their estimated fair values, and $239 of residual goodwill.

The initial purchase price calculation and related accounting for these acquisitions are preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for these acquisitions were based upon preliminary calculations and valuations, and estimates and assumptions for these acquisitions are subject to change as the Company obtains additional information during the respective measurement periods (up to one year from the applicable acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired and identifiable intangible assets.

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including CAP, Park and PC) for the year ended December 31, 2014, as though the companies had been combined as of January 1, 2014. The acquisition of CAP was not individually significant and the 2015 results from this company were not individually material to our consolidated financial statements. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets, interest charges, acquisition costs, and eliminations of intercompany transactions.

For the
Year Ended
December 31, 2014
Total revenues	$7,847
Net loss	$(9,850)

The Company incurred approximately $201 in acquisition expenses related to the Park Acquisition, $135 in expenses related to the acquisition of the assets of TOHC and did not incur material acquisition expenses related to the PC Acquisition and the acquisition of CAP.

NOTE 4. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at December 31, 2015 consist of certificates of deposit, which are classified as held-to-maturity. At December 31, 2015 and 2014, the restricted short-term investments were recorded at amortized cost which approximates fair value.

At December 31, 2015 and 2014, the certificates of deposit of $150 were classified as a current asset. The certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease and they automatically renew every twelve months.

NOTE 5. INVENTORIES

Inventories are comprised of over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
Raw materials	$775	$146
Work in progress	-	98
Finished goods	637	129
Total inventories	$1,412	$373

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Prepaid insurance	$297	$124
Other prepaid expenses	370	82
Deposits and other current assets	119	35
Total prepaid expenses and other current assets	$786	$241

NOTE 7. FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Furniture and equipment, net:
Computer software and hardware	$323	$53
Furniture and equipment	350	153
Lab and pharmacy equipment	538	62
Leasehold improvements	1,746	20
	2,957	288
Accumulated depreciation and amortization	(300)	(45)
	$2,657	$243

The Company recorded depreciation and amortization expense of $255 and $37 during the years ended December 31, 2015 and 2014, respectively.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2015 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Patents	17-19 years	$64	$(1)	$63
Trademarks	Indefinite	121	-	121
Customer relationships	3-15 years	2,998	(297)	2,701
Trade name	5 years	16	(4)	12
Non-competition clause	3-4 years	294	(99)	195
State pharmacy licenses	25 years	45	(2)	43
		$3,538	$(403)	$3,135

The Company’s intangible assets at December 31, 2014 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Customer relationships	10-15 years	$596	$(37)	$559
Trade name	5 years	5	(1)	4
Non-competition clause	4 years	50	(9)	41
State pharmacy licenses	25 years	8	(1)	7
		$659	$(48)	$611

Amortization expense for intangible assets for the years ended December 31, 2015 and 2014 was as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Patents	$1	$-
Customer relationships	260	37
Trade name	3	1
Non-competition clause	90	9
State pharmacy licenses	1	1
	$355	$48

Estimated future amortization expense for the Company’s intangible assets at December 31, 2015 is as follows:

Years ending December 31,
2016	$365
2017	365
2018	219
2019	208
2020	206
Thereafter	1,772
$3,135

The changes in the carrying value of the Company’s goodwill during the years ended December 31, 2015 and 2014 were as follows:

Balance at January 1, 2014	$-
Acquistion of PC (see Note 3)	332
Balance at December 31, 2014	332
Acquisition of Park (see Note 3)	1,895
Acquisition of CAP (see Note 3)	239
Balance at December 31, 2015	$2,466

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Accounts payable	$3,185	$699
Deferred rent	63	5
Accrued interest (see Note 10)	90	-
Accrued exit fee for note payable (see Note 10)	500	-
Building lease liability(1)	46	74
Other accrued expenses (2)	23	39
Total accounts payable and accrued expenses	3,907	817
Less: Current portion	(3,407)	(787)
Non-current total accrued expenses	$500	$30

(1)	In September 2014, the Company relocated its corporate headquarters to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into an agreement to sublet 3,874 square feet of its previously occupied headquarters office space through the remaining term of the lease for a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied office space. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $23 and $39 stock-based compensation accrual at December 31, 2015 and 2014 respectively, for stock options to be granted for services performed. The stock-based compensation expense related to the accruals was $23 and $39 during the years ended December 31, 2015 and 2014, respectively. The $39 was recorded to additional paid-in-capital upon issuance of the stock options in 2015.

NOTE 10. DEBT

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, (“LSAF”), an affiliate of Life Sciences Alternative Funding LLC, as lender and collateral agent. Pursuant to the terms of the Loan Agreement, as amended subsequent to December 31, 2015 (see Note 16), LSAF made available to the Company a term loan in the aggregate principal amount of up to $10,000, all of which was drawn on May 11, 2015. The term loan bears interest at a fixed per-annum rate of 12.5% and allows for 2% of the interest to be paid-in-kind until either February 2017 or May 2017, such date dependent upon the Company’s ability to meet certain revenue or cash balance measures. The Company is permitted to pay interest only for the first three years and after the end of the interest-only period, the Company will be required to pay interest, plus repayments of the principal amount of the term loan, in 36 equal monthly installments. The interest-only period may be reduced to 20 months if the Company does not meet certain minimum revenue or cash balance requirements, in which case the Company would be required to pay interest, plus repayments of the principal amount of the term loans, in 24 equal monthly installments. All amounts owed under the Loan Agreement, including a final fee of 5% of the aggregate principal amount of the term loan, will be due on the earlier of May 11, 2021, or 24 months after the end of the interest-only period. The Company incurred expenses of approximately $735 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the interest method and the related liability of $500 for the final fee is included in accrued expenses (see Note 9) in the accompanying consolidated balance sheet.

Pursuant to the terms of the Loan Agreement, the Company is bound by certain affirmative covenants setting forth actions that the Company must take during the term of the Loan Agreement, including, among others, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that the Company may not take during the term of the Loan Agreement without LSAF’s consent, including, among others, disposing of certain of the Company’s or its subsidiaries’ business or property, incurring certain additional indebtedness, entering into certain merger, acquisition or change of control transactions, paying certain dividends or distributions on or repurchasing any of the Company’s capital stock, or incurring any lien or other encumbrance on the Company’s or its subsidiaries’ assets, subject to certain permitted exceptions. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder may be declared immediately due and payable by LSAF. Events of default include, among others, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material adverse change in the business, operations or condition of the Company or any of its subsidiaries; the breach by the Company or its subsidiaries of certain of their material agreements with third parties; the initiation of certain regulatory enforcement actions against the Company or its subsidiaries; the rendering of certain types of fines or judgments against the Company or its subsidiaries; any breach by the Company or its subsidiaries of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company or its subsidiaries in connection with the Loan Agreement to be correct in any material respect when made.

The Company’s obligations under the Loan Agreement are guaranteed on a secured basis by its wholly owned subsidiaries. Each of the Company and its subsidiaries has granted LSAF a security interest in substantially all of its personal property, rights and assets, including intellectual property rights and equity ownership, to secure the payment of all amounts owed under the Loan Agreement.

In connection with the Loan Agreement, the Company issued to LSAF a warrant to purchase up to 125,000 shares of the Company’s common stock, (the “Warrant”), which was exercisable immediately, had an exercise price of $7.85 per share upon issuance and has a term of ten years. The relative fair value of the Warrant was approximately $840 and was estimated using the Black-Scholes-Merton model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the Warrant was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the year ended December 31, 2015, debt discount and issuance costs amortization was approximately $281.

Subsequent to December 31, 2015, the Loan Agreement was amended as further described in Note 16.

Note payable at December 31, 2015 were as follows:

December 31, 2015
LSAF 12.5% note payable	$10,000
Add: Interest paid-in-kind	130
Less: Discount on note for issuance costs
and relative fair value of warrants	(1,794)
Less: Current portion	-
Long-term portion	$8,336

Future minimum payments under notes payable outstanding at December 31, 2015 are as follows:

Years Ending December 31, 2015	Amount
2016	$1,076
2017	1,214
2018	2,979
2019	4,183
2020	4,183
Thereafter	1,743
Total minimum payments	15,378
Less: amount representing interest and interest paid-in-kind	5,378
Note payable, gross	10,000
Add: interest paid-in-kind	130
Less: unamortized discount and issuance costs	(1,794)
Note payable and interest paid-in-kind, net of unamortized debt discount and issuance costs	$8,336

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

On September 10, 2014, the Company decreased the number of authorized shares of its capital stock to 95,000,000.

At December 31, 2015 and 2014, the Company had 90,000,000 shares of common stock, $0.001 par value, authorized.

 Issuances During the Year Ended December 31, 2014

In April 2014, the Company issued 6,868 shares of restricted common stock, valued at $50, in connection with the resolution of a contract dispute.

In October 2014, the Company issued 4,000 shares of restricted common stock to a consultant, valued at $29 in consideration for consulting services provided. The fair value of the shares of common stock issued was recorded as stock-based compensation during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued a total of 227,216 shares of common stock as a result of stock option exercises. Of these, the Company received net cash proceeds of $584 for the issuance of 160,777 shares of common stock upon the exercise of stock options to purchase the same number of shares of common stock with exercise prices ranging from $3.68 to $4.00 per share and the Company received no cash proceeds for the issuance of 66,439 shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 146,652 shares of common stock with exercise prices ranging from $3.60 to $6.00 per share.

During the year ended December 31, 2014, the Company issued 1,954 shares of common stock to employees related to the vesting of RSUs. In connection with these common stock issuances, the Company withheld 1,518 shares of common stock for payroll tax withholdings totaling $13.

During the year ended December 31, 2014, the Company issued a total of 47,829 shares of common stock as a result of warrant exercises. Of these, the Company received gross cash proceeds of $38 for the issuance of 6,391 shares of common stock upon the exercise of warrants to purchase the same number of shares of common stock with an exercise price of $5.925 and the Company received no cash proceeds for the issuance of 41,438 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 123,715 shares of common stock with an exercise price of $5.25 per share.

During the year ended December 31, 2014, 27,218 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the respective director resigns.

Issuances During the Year Ended December 31, 2015

During the year ended December 31, 2015, the Company issued a total of 130,457 shares of common stock as a result of option exercises. The Company received no cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to cashless exercise provisions of stock options to purchase 255,600 shares of common stock with exercise prices ranging from $3.20 to $4.51 per share.

During the year ended December 31, 2015, the Company issued 1,611 shares of common stock to employees related to the vesting of RSUs, net of 1,241 shares of common stock withheld for payroll tax withholdings totaling $10.

Additionally, in January 2015, the Company issued 8,521 shares of its common stock in connection with RSUs that had been awarded to a non-employee director and had vested, but were not issued and settled until the resignation of the director on January 1, 2015.

During the year ended December 31, 2015, the Company issued a total of 220,912 shares of common stock as a result of warrant exercises. Of these, the Company received cash proceeds of $1,248 for the issuance of 209,980 shares of common stock upon the exercise on a cash basis of warrants to purchase the same number of shares of common stock with an exercise price of $5.925, and the Company received no cash proceeds for the issuance of 10,932 shares of common stock upon the exercise pursuant to cashless exercise provisions of warrants to purchase 30,457 shares of common stock with an exercise price of $5.25 per share.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and to reimburse Cantor Fitzgerald for certain fees and expenses in an amount not to exceed $50. During the fourth quarter of 2015, 72,421 shares of common stock were sold under the Sales Agreement for gross proceeds of approximately $529 and net proceeds, after deducting $16 in commission fees and $109 in offering expenses payable by the Company, of approximately $404. As of December 31, 2015, approximately $9,470 remained available for sale pursuant to this Sales Agreement, although such amount was subsequently reduced in March 2016 (see Note 16).

In January 2015, the Company issued 63,525 shares of restricted common stock, valued at $425, in connection with the Park Acquisition (see Note 3).

During the year ended December 31, 2015, 28,606 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Preferred Stock

At December 31, 2015 and 2014, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of December 31, 2015, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, RSUs and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company had 1,353,379 shares available for future issuances under the Plan at December 31, 2015.

Stock Options

A summary of the stock option activity under the Plan for the year ended December 31, 2015 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2015	1,029,240	$5.74
Options granted	825,946	$7.80
Options exercised	(255,600)	$3.86
Options cancelled/forfeit	(55,560)	$9.21
Options outstanding - December 31, 2015	1,544,026	$7.03	5.81	$1,216
Options exercisable	653,558	$6.22	5.71	$1,073
Options vested and expected to vest	1,454,979	$6.99	5.81	$1,202

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2015, based on the closing price of the Company’s common stock of $6.93 on that date. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2015 was approximately $1,023.

During 2015 and 2014, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms ranging from three to 10 years. Vesting terms for options granted in 2015 and 2014 to employees, directors and consultants typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

On July 31, 2015, the Company granted to its Chief Executive Officer, Mark Baum, an option (the “Baum Performance Option”) to purchase 600,000 shares of the Company’s common stock at an exercise price of $7.87 per share under the Plan subject to the satisfaction of certain market-based vesting criteria. The market-based vesting criteria are separated into five tranches and require that the Company achieve and maintain certain average stock price targets ranging from $9 per share to $15 per share during the five year period following the grant date. These market-based vesting conditions are as follows:

Tranche	Number of Shares	Target Share Price
Tranche 1	200,000 shares	$9.00 or greater
Tranche 2	100,000 shares	$10.00 or greater
Tranche 3	100,000 shares	$12.00 or greater
Tranche 4	100,000 shares	$14.00 or greater
Tranche 5	100,000 shares	$15.00 or greater

The Baum Performance Option terminates on the fifth anniversary of the grant date. The fair value of the Baum Performance Option was $2,784 using a Monte Carlo Simulation with a five-year life, 80% volatility and a risk free interest rate of 1.54%.

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees and directors:

	2015	2014
Weighted-average fair value of options granted	$6.22	$5.22
Expected terms (in years)	5.81 - 6.11	5.81 - 6.91
Expected volatility	101 - 121%	96 - 102%
Risk-free interest rate	1.39 - 1.68%	1.37 - 1.65%
Dividend yield	-	-

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

	2015	2014
Weighted-average fair value of options granted	$6.49	$6.15
Expected terms (in years)	10	2.5 - 10
Expected volatility	108 - 109%	78 - 97%
Risk-free interest rate	1.06- 1.63%	0.10 - 1.68%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40	125,000	6.07	$2.40	125,000	$2.40
$3.68 - $4.50	207,123	4.06	$4.27	165,252	$4.31
$5.49 - $7.99	958,316	6.02	$7.55	159,222	$6.66
$8.06 - $8.99	248,557	6.32	$8.90	199,054	$8.93
$42.80	5,030	4.62	$42.80	5,030	$42.80
	1,544,026	5.81	$7.03	653,558	$6.22

As of December 31, 2015, there was approximately $3,649 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.8 years. The stock-based compensation for all stock options was $1,747 and $1,138 during the years ended December 31, 2015 and 2014, respectively.

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

Grants During the Year Ended December 31, 2014

During the year ended December 31, 2014, the Company granted an aggregate of 26,492 RSUs to its non-employee directors valued at $200. These RSUs vest in equal quarterly installments over a one year period subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

Grants During the Year Ended December 31, 2015

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

During the year ended December 31, 2015, the Company granted an aggregate of 34,166 RSUs to its non-employee directors valued at $270. These RSUs vest in equal quarterly installments over a one year period subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2015	1,276,815	$3.20
RSUs granted	251,666	$3.74
RSUs vested	(31,458)	$7.40
RSUs cancelled/forfeit	(9,062)	$5.98
RSUs unvested at December 31, 2015	1,487,961	$3.18

As of December 31, 2015, the total unrecognized compensation expense related to unvested RSUs was approximately $1,153 which is expected to be recognized over a weighted-average period of 0.60 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $1,671 and $1,332 during the years ended December 31, 2015 and 2014, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Notes 10 and 16), underwriters and other non-employees for services rendered or to be rendered in the future.

In April 2015, warrants to purchase 334,819 shares of the Company’s common stock with an exercise price of $5.925 were cancelled following the expiration of their contractual term.

A summary of warrant activity during the year ended December 31, 2015 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2015	690,944	$6.05
Granted	125,000	$7.85
Exercised	(240,437)	$5.45
Expired	(334,819)	$5.93
Warrants outstanding and exercisable - December 31, 2015	240,688	$7.41
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2015	5.99

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The intrinsic value of warrants exercised during the year ended December 31, 2015 was approximately $528.

All warrants outstanding as of December 31, 2015 are included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Notes 10 and 16)	5/11/2015	125,000	$7.85	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		240,688	$7.41	240,688

The stock-based compensation for warrants issued was $0 and $27 during the years ended December 31, 2015 and 2014, respectively.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Employees - selling and marketing	$370	$79
Employees - general and administrative	2,720	2,095
Directors - general and administrative	268	146
Consultants - selling and marketing	83	89
Consultants - general and administrative	-	147
Consultants - research and development	-	9
Total	$3,441	$2,565

NOTE 12. INCOME TAXES

The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The provision for income taxes for the years ended December 31, 2015 and 2014 are summarized below:

	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
State	5	3
Total current	$5	$3

Deferred:
Federal	$3,141	$3,023
State	988	871
Change in valuation allowance	(4,129)	(3,894)
Total deferred	-	-
Income tax provision	$5	$3

Income taxes for the years ended December 31, 2015 and 2014, are recorded in the general and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31, 2015	December 31, 2014
U.S. federal statutory tax rate	35.00%	35.00%
Benefit of lower tax brackets	(1.00)%	(1.00)%
State tax benefit, net	(0.03)%	(0.03)%
Research and development credits	0.00%	0.00%
Employee stock based compensation	(0.67)%	(1.03)%
Loss on debt conversion	0.00%	0.00%
Other	(0.71)%	(0.21)%
Valuation allowance	(32.62)%	(32.76)%
Effective income tax rate	(0.03)%	(0.03)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets (liabilities):
NOL’s	$15,099	$10,923
Depreciation and amortization	121	(7)
Other	346	65
Research & development credits	556	556
Deferred stock compensation	3,237	2,646
Park stock purchase identifiable intangibles	(1,047)	-
Unrealized gain or loss on investments	-	-
Total net deferred tax assets	18,312	14,183
Valuation allowance	(19,359)	(14,183)
Net deferred tax liabilities	$(1,047)	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,900 and $3,900 in 2015 and 2014, respectively.

As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,289 which expire beginning in the year 2027 and federal research and development tax credits of approximately $354 which expire beginning in the year 2026. As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $35,114 which expire beginning in the year 2017 and state research and development tax credits of approximately $305 which do not expire.

The deferred tax asset at December 31, 2015 does not include approximately $1,030 and $1,030 of excess tax benefits from employee stock option exercises and RSU vests that are a component of the federal and California net operating loss carryover, respectively. The Company’s stockholders’ equity balance will be increased if and when such excess tax benefits are ultimately realized.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses ad credits before their utilization.

The Company did not have any unrecognized tax benefits as of December 31, 2015 and 2014, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate.

NOTE 13. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $146 and $56 to the plan during the years ended December 31, 2015 and 2014, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital leases with an interest rate of 4.25% per annum. At December 31, 2015, future payments under the Company’s capital leases were as follows:

Year ending December 31, 2015
2016	22
2017	1
Total minimum lease payments	23
Less amount representing interest	(1)
Present value of future minimum lease payments	22
Less current portion	(21)
Capital lease obligation, net of current portion	$1

The value of the equipment under capital leases as of December 31, 2015 and 2014 was $60 and $53, respectively, with related accumulated depreciation of $28 and $9, respectively.

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

In January 2015, the Company entered into a commercial lease agreement, for the lease to Park of approximately 4,500 square feet of laboratory and office space. The monthly rent amount is $10 and includes annual increases of approximately 3%. The current lease term expires on December 31, 2020.

In February 2015, the Company entered into a lease agreement for approximately 8,602 square feet of laboratory, warehouse and office space in Roxbury, New Jersey. The current lease term expires on July 31, 2022. The monthly rent amount is $10 and includes annual increases of approximately 3.75%, and the lease allows for the first five months of rent amounts to be abated. This facility is currently undergoing construction to serve as an outsourcing facility and pharmacy.

In August 2015, the Company entered into a lease agreement for approximately 1,100 square feet of laboratory, warehouse and office space in Allen, Texas. The lease term expired on April 30, 2016, and subsequent to December 31, 2015 the lease was extended through October 31, 2019. The monthly rent amount is $3 and includes annual increases of approximately 2%.

Rent expense for the years ended December 31, 2015 and 2014 was $641 and $306, respectively. The following represents future annual minimum lease payments, net of expected sublease income, as of December 31, 2015:

2016	$570
2017	495
2018	496
2019	257
2020	266
Thereafter	213
Total	$2,297

Legal

Urigen Litigation

The Company, as the plaintiff, filed civil action with the San Diego Superior Court against Urigen Pharmaceuticals, Inc. (“Urigen”), wherein the Company outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License Agreement (defined below), which have affected the Company’s ability to realize the expected benefit of the Urigen License Agreement. Urigen, as the defendant, has yet to file any responsive pleading to the case and the case is at a preliminary stage. Management believes the outcome of this claim may have a material effect on the Company’s consolidated financial position and results of operations, although such amount cannot be reasonably estimated at this time.

General and Other

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

Urigen License

On October 24, 2014 (the “Urigen Effective Date”), the Company entered into a license agreement (the “Urigen License”) with Urigen, pursuant to which Urigen granted to the Company a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product (“HLA”), a heparin and alkalinized lidocaine compounded formulation, for the prevention or treatment of disorders of the lower urinary tract.

As consideration for the license granted under the Urigen License, the Company agreed to pay Urigen annual tiered royalties based on sales of HLA, subject to certain minimum annual royalty payments. The annual tiered royalties consist of the greater of (i) $0.50 per dose (dollar amount not presented in thousands), and (ii) 15%-20% of the Company’s net sales of HLA, with the royalty amount within such range depending on the Company’s aggregate sales of HLA during the period to which the royalty payment applies. The minimum annual royalty payment consists of (a) for the 2015 calendar year, the greater of (i) 110% of the aggregate royalties paid to Urigen under the Existing Sublicenses during the preceding 12 months, on a prorated basis, and (ii) $800, less the aggregate royalties paid to Urigen under the Existing Sublicenses during the 2015 calendar year, and (b) for each calendar year thereafter, 110% of the aggregate amount owed by the Company to Urigen under the Urigen License during the prior calendar year. The Company is obligated to pay such royalties beginning with its first commercial sale of HLA and continuing until the expiration of the patents subject to the license granted under the Urigen License. The Company has also agreed to use commercially reasonable efforts to develop and commercialize HLA according to the terms of a diligence plan agreed to by the parties, which efforts will include, without limitation, the Company’s investment of $2,000 in commercialization efforts of HLA, which investment and timeline can be adjusted dependent on market circumstances, and is expected to be incurred over 18-24 months following the Urigen Effective Date. The Company has accrued an amount based on the terms of the agreement related to the minimum annual royalty.

The Urigen License was non-exclusive until April 24, 2015, when the Company exercised its option to convert the non-exclusive license to an exclusive license for the remaining term of the Urigen License. Legacy sublicensees, who previously had non-exclusive licensed rights to compound and sell HLA (the “Existing Sub-licensees”), were provided written notice of the Company’s intent to terminate those non-exclusive license agreements, on or about April 24, 2015. Over the following 60 to 90 days (the “Transition Period”) the Company entered into agreements with the Existing Sub-licensees to transfer existing refill prescriptions to the Company’s wholly owned pharmacies. These agreements required various one-time payments and limited future payments related to transferred prescriptions. Urigen agreed that any revenue received from the Existing Sub-licensees from HLA sales that are consistent with their respective agreements with Urigen, will be retained by the Company (without any related royalty obligation to Urigen). Beginning on April 24, 2015, the Company was due royalty payments on any HLA prescriptions filled by Existing Sub-licensees during the Transition Period and any additional period the sublicenses filled prescriptions for HLA. During the year ended December 31, 2015, the Company recognized $51 in royalty revenues related to HLA prescriptions filled by the Existing Sub-licensees.

Subject to certain conditions and each party’s right to terminate the Urigen License earlier under certain circumstances, the Urigen License will continue in effect until the expiration of the Company’s royalty obligations under the Urigen License. The Urigen License terminates upon the first commercial sale of HLA by Urigen, its affiliates, or a third party after the U.S. Food and Drug Administration (the “FDA”) grants Urigen approval to market HLA in the U.S., if market approval is granted. The Company shall have the option, at its discretion, to become a non-exclusive distributor of HLA following the FDA grants Urigen such market approval.

PCCA Commission Agreement

On December 21, 2015, the Company entered into a Commission Agreement (the “PCCA Commission Agreement) with Professional Compounding Centers of America, Inc. (“PCCA”). The PCCA Commission Agreement replaces a Strategic Alliance Agreement (the “PCCA Strategic Alliance Agreement”) entered into on February 18, 2013 and a License Agreement (the “PCCA License Agreement) entered into on August 30, 2012, in each case between the Company and PCCA. Upon the execution of the PCCA Commission Agreement, the Company and PCCA mutually agreed to terminate the PCCA Strategic Alliance Agreement and PCCA License Agreement. No amounts were due or paid under either the PCCA Strategic Alliance Agreement or PCCA License Agreement.

PCCA has previously introduced to the Company certain PCCA members, which led to the Company’s acquisition of certain intellectual property (the “PCCA Member IP”) from such PCCA members. Under the terms of the PCCA Strategic Alliance Agreement, PCCA had the right to receive certain commissions based on the Company’s net sales, if any, of any products utilizing the PCCA Member IP. The primary purpose of the PCCA Commission Agreement is to specifically identify the PCCA Member IP subject to this arrangement and to revise the terms and the amount of the commission payments. As a result, pursuant to the terms of the PCCA Commission Agreement, PCCA continues to hold its right to receive commissions based on the Company’s net sales, if any, of any products utilizing the PCCA Member IP. No commission amounts were paid or accrued under this agreement for the year ended December 31, 2015.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. No royalty amounts were paid or accrued under these agreements during the years ended December 31, 2015 and 2014.

NOTE 15. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates the business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2015 and 2014 are attributed to the United States. All long-lived assets at December 31, 2015 and 2014 are located in the United States.

The Company sells its compounded formulations to a large number of customers. No single customer contributed 10% or more of the Company’s total pharmacy sales in the years ended December 31, 2015 and 2014.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 43% and 84% of drug and chemical purchases during the years ended December 31, 2015 and 2014, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2015 through the filing date of this Annual Report on Form 10-K (the “Annual Report”). Based on its evaluation, nothing other than the events described below needs to be disclosed.

LSAF Note

On January 22, 2016, the Company entered into a note purchase agreement (the “NPA”) with, and issued an 8.00% Convertible Senior Secured Note in the principal amount of $3,000 (the “LSAF Note”) to, LSAF. Pursuant to the terms of the NPA, on the date thereof, the Company issued the LSAF Note to LSAF and, as consideration therefor, LSAF paid the Company in cash the full principal amount of the LSAF Note.

Pursuant to the terms of the LSAF Note, the Company is obligated to pay interest on the principal amount of the LSAF Note monthly in cash at a fixed per-annum rate of 8.00%, and the Company is obligated to repay the full principal amount of the LSAF Note in cash on May 11, 2021. The Company is permitted to redeem the LSAF Note prior to its maturity at any time on or after March 1, 2018 for cash purchase prices equal to 109% - 105% of the outstanding principal amount of the LSAF Note, depending on the date of redemption. The LSAF Note is convertible by the holder at any time into 169.4915 shares of the Company’s common stock, per $1 outstanding principal amount of the LSAF Note, subject to anti-dilution adjustment upon the Company’s first equity financing while the LSAF Note is outstanding in which it receives gross proceeds of at least $3,000, if such equity financing is completed at a per share price that is less than the conversion rate of the LSAF Note, and also subject to adjustment upon stock combinations or splits, certain recapitalizations, stock or cash dividends or other distributions of property or equity rights. Additionally, in the event of certain change of control events affecting the Company, the Company may be required, at the option of LSAF, to repurchase the LSAF Note in cash for the greater of 105% of the outstanding principal amount of the LSAF Note or the value of the shares of common stock issuable upon conversion of the LSAF Note.

In connection and concurrently with the execution of the NPA and the issuance of the LSAF Note, the Company and LSAF also entered into an amendment (the “Loan Agreement Amendment”) to the Loan Agreement (See Note 10). The Loan Agreement Amendment modifies the terms of the Loan Agreement in order to eliminate the potential borrowing of a second term loan thereunder and to permit the Company to issue the LSAF Note. Additionally, the Company and LSAF entered into an amendment (the “Warrant Amendment”) to the Warrant that was issued to LSAF in connection with the Loan Agreement. The Warrant Amendment modifies the terms of the Warrant in order to reduce the exercise price thereof to $5.90, which is consistent with the initial conversion rate of the LSAF Note, and to add an anti-dilution adjustment provision that is consistent with the same such provision in the LSAF Note.

On March 16, 2016, upon the closing of the Offering (as defined and described below), and pursuant to the anti-dilution adjustment provisions of the LSAF Note and the Warrant, the conversion rate of the LSAF Note was adjusted so that the note is convertible by the holder at any time into 277.77 shares of the Company’s common stock, per $1 outstanding principal amount of the LSAF Note, and the exercise price of the Warrant was adjusted to $3.60 per share.

Option Exercises

In February 2016, the Company issued 15,000 shares of common stock as a result of option exercises. The Company received $55 in cash proceeds for the issuance of the shares of common stock upon the exercise on a cash basis of stock options to purchase 15,000 shares of common stock with an exercise price of $3.68 per share.

Offering of Common Stock

On March 11, 2016, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Representative”), as the representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, and the Underwriters agreed, severally and not jointly, to purchase from the Company, in a firm-commitment public offering (the “Offering”), 2,900,000 shares of the Company’s common stock and up to an additional 435,000 shares of the Company’s common stock within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. Pursuant to the terms of the Underwriting Agreement, the Underwriters purchased the shares of common stock from the Company at a price of $3.348 per share, and the Underwriters sold the shares of Common Stock to the public at a public offering price of $3.60 per share. The Offering, including the Underwriters’ exercise of the over-allotment option, closed on March 16, 2016. Upon the closing of the Offering, the Company received net proceeds of approximately $11,100, after deducting the underwriting discount and the estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Sales Agreement

On March 16, 2016, in connection with the Offering, the Company reduced the amount available for sale pursuant to the Sales Agreement with Cantor Fitzgerald to shares of its common stock having an aggregate offering price of $2,625, leaving an aggregate of $2,100 available for future sales of shares thereunder as of March 23, 2016.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

2.2	Membership Interest Purchase Agreement, dated February 10, 2014, among John Scott Karolchyk and Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 11, 2014)

2.3	Stock Purchase Agreement, dated as of November 26, 2014, by and between Imprimis Pharmaceuticals, Inc., and Dennis Saadeh and Tina Sulic-Saadeh (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 2, 2014)

2.4	Stock Purchase Agreement, effective as of July 10, 2015, by and between Imprimis Pharmaceuticals, Inc. and Jonathan Nguyen and Julie Trinh, to acquire all of the outstanding capital stock of JT Pharmacy, Inc. D/B/A Central Allen Pharmacy and completed on August 4, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014

3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.7	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.9#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.10	License Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)

10.21	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)
10.12	Strategic Alliance Agreement, dated February 18, 2013, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 21, 2013)

10.13#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

40

10.14#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.15+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.16+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.17	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.18+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

10.19	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

10.20	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

10.21	License Agreement, dated as of October 24, 2014, by and between Imprimis Pharmaceuticals, Inc. and Urigen Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on October 29, 2014)

10.22#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.23#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.24#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.25	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)

10.26	Loan and Security Agreement, dated May 11, 2015, by and between Imprimis Pharmaceuticals and IMMY Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)

10.27	License Agreement dated as of August 11, 2015, between Imprimis Pharmaceuticals, Inc. and Advance Dosage Forms, Inc. and John DiGenova (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)

10.28	Asset Purchase Agreement originally dated September 23, 2015 and subsequently amended on October 15, 2015, between ImprimisRx PA, Inc. (“ImprimisRx PA”), a Delaware corporation and a wholly-owned subsidiary of Imprimis Pharmaceuticals, Inc. and Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 12, 2015)

10.29	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2015, by and between Imprimis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 27, 2015)

10.30*	PCCA Commission Agreement, dated December 21, 2015, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc.

41

10.31	8.00% Convertible Senior Secured Note issued on January 22, 2016 by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.32	Note Purchase Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.33	Second Amendment to Loan and Security Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.33	Amendment to Warrant to Purchase Stock dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.34	Underwriting Agreement, dated as of March 11, 2016, by and between Imprimis Pharmaceuticals, Inc. and National Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 11, 2016)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report)

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

42