Form 10-Q
period 2016-03-31
Imprimis Pharmaceuticals, Inc.
filed 2016-05-12
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of May 11, 2016, 13,305,678 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,821	$2,685
Restricted short-term investments	150	150
Accounts receivable, net	943	840
Inventories	1,233	1,412
Prepaid expenses and other current assets	779	786
Total current assets	14,926	5,873
Intangible assets, net	3,100	3,135
Goodwill	2,466	2,466
Furniture and equipment, net	4,814	2,657
TOTAL ASSETS	$25,306	$14,131
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$4,253	$3,407
Accrued payroll and related liabilities	667	1,200
Deferred revenue and customer deposits	50	65
Current portion of deferred acquisition obligation and accrued interest	202	198
Current portion of contingent acquisition obligation	483	483
Current portion of capital lease obligations	15	21
Total current liabilities	5,670	5,374
Capital lease obligations, net of current portion	-	1
Deferred acquisition obligation, net of current portion	206	258
Accrued expenses, net of current portion	500	500
Deferred tax liability	1,047	1,047
Notes payable and paid-in-kind interest, net of unamoritzed debt discount
Note payable and paid-in-kind interest, net of unamortized debt discount	8,495	8,336
Convertible note payable, net of unamortized debt discount	604	-
TOTAL LIABILITIES	16,522	15,516
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized, 13,105,678 and 9,755,678 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	13	10
Additional paid-in capital	71,031	56,369
Accumulated deficit	(62,260)	(57,764)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,784	(1,385)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,306	$14,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Sales, net	$4,381	$1,562
License revenues	-	1
Total revenues	4,381	1,563
Cost of sales	(2,249)	(1,007)
Gross profit	2,132	556
Operating expenses:
Selling and marketing	1,900	1,012
General and administrative	3,940	2,480
Research and development	46	181
Total operating expenses	5,886	3,673
Loss from operations	(3,754)	(3,117)
Other income (expense):
Interest expense, net	(629)	(7)
Change in fair value of derivative liabilities	(113)	-
Other income	-	31
Total other income (expense), net	(742)	24
Net loss	$(4,496)	$(3,093)
Basic and diluted net loss per share of common stock	$(0.43)	$(0.33)
Weighted average number of shares of common stock outstanding, basic and diluted	10,407,430	9,337,275

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,496)	$(3,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	83	44
Amortization of intangible assets	91	82
Amortization of debt discount	262	-
Paid-in-kind added to principal of note payable	51	-
Non-cash gain on contingent acquisition obligations	-	(31)
Change in fair value of derivative liabilities	113	-
Stock-based compensation	1,064	658
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(103)	44
Inventories	179	(106)
Prepaid expenses and other current assets	7	(97)
Accounts payable and accrued expenses	996	104
Accrued payroll and related liabilities	(533)	105
Deferred revenue and customer deposits	(15)	15
NET CASH USED IN OPERATING ACTIVITIES	(2,301)	(2,275)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net of cash	-	(3,005)
Investment in patent and trademark assets	(56)	-
Purchases of furniture and equipment	(2,367)	(28)
NET CASH USED IN INVESTING ACTIVITIES	(2,423)	(3,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(7)	(7)
Net proceeds from public equity offering	11,088	-
Payments on Park deferred acquisition obligation	(48)	-
Proceeds from convertible note payable, net of issuance costs and fees	2,772	-
Net proceeds from exercise of warrants and stock options	55	77
Payments for deferred offering costs	-	(75)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,860	(5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,136	(5,313)
CASH AND CASH EQUIVALENTS, beginning of period	2,685	8,211
CASH AND CASH EQUIVALENTS, end of period	$11,821	$2,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9	$1
Cash paid for interest	$291	$2
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$2,322	$-
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$2,646	$-
Reclassification of the fair value of the LSAF additional paid-in capital to derivative liability	$675	$-
Reclassification of the fair value of the LSAF derivative liability to additional paid-in capital upon closing of the public equity financing	$464	$-
Issuance of common stock and fair value of deferred acquisition obligations related to the purchase of Park Compounding	$-	$966
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$23	$39
Purchase of furniture and equipment included in accounts payable and accrued expenses	$1,148	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a national leader in the development, production and dispensing of novel compounded pharmaceuticals. The Company’s two business programs, Imprimis Cares and Custom Compounding Choice™, focus on patient outcomes and affordability by offering high quality customizable compounded drugs in all 50 states. Imprimis is headquartered in San Diego, California and operates four pharmacy facilities located in California, Texas, New Jersey and Pennsylvania, which may be referred hereinafter collectively as our “ImprimisRx compounding facilities.”

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2016 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, realizability of inventories, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, valuation of notes payable and derivative liabilities, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $4,496 and $3,093 for the three months ended March 31, 2016 and 2015, respectively, and had an accumulated deficit of $62,260 and $57,764 as of March 31, 2016 and December 31, 2015, respectively. In addition, the Company used cash in operating activities of $2,301 and $2,275 for the three months ended March 31, 2016 and 2015, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted investments of approximately $11,971 at March 31, 2016, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At March 31, 2016, the Company had approximately $11,300 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $180 as of March 31, 2016 and December 31, 2015.

Revenue Recognition and Deferred Revenue

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company’s revenues consist of sales of certain of the Company’s proprietary compounded drug formulations and non-proprietary formulations and products.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable in the condensed consolidated balance sheets. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

At March 31, 2016 and December 31, 2015, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At March 31, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, deferred acquisition obligations, notes payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations and notes payable, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations and notes payable, approximate their respective fair values.

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features as either assets or liabilities in the condensed consolidated balance sheets and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The Company estimates the fair value of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. The Company generally uses the Black-Scholes-Merton option pricing model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in fair value during a given financial quarter would result in the application of non-cash derivative income.

Third Party Billing and Collection Agreements

In connection with its acquisition of South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Total billing and collection management expense under this agreement for the three months ended March 31, 2016 and 2015 were $15 and $6, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations. The amounts due under the agreement as of March 31, 2016 and December 31, 2015 was $59 and $81, respectively.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2016, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015. The Company is subject to taxation in the United States, New Jersey, Texas, Pennsylvania and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, unvested RSUs and warrants were 4,134,146 and 3,315,831 at March 31, 2016 and 2015, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at March 31, 2016 and 2015 was 59,197 and 23,665, respectively.

 The following table shows the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2016 and 2015:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Numerator – net loss	$(4,496)	$(3,093)
Denominator – weighted average number of shares outstanding, basic and diluted	10,407,430	9,337,275
Net loss per share, basic and diluted	$(0.43)	$(0.33)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated balance sheets and results of operations due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses certain aspects of accounting for share-based payment award transactions. This guidance will be effective in the first quarter of fiscal year 2017 and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.

NOTE 3. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at March 31, 2016 and December 31, 2015 consist of certificates of deposit, which are classified as held-to-maturity. At March 31, 2016 and December 31, 2015, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At March 31, 2016 and December 31, 2015, the certificates of deposit of $150 were classified as a current asset. These certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease, and they automatically renew every twelve months.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015

Raw materials	$763	$775
Finished goods	470	637
Total inventories	$1,233	$1,412

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2016	December 31, 2015
Prepaid insurance	$143	$297
Other prepaid expenses	386	370
Deposits and other current assets	250	119
Total prepaid expenses and other current assets	$779	$786

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2016 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Patents	17-19 years	$104	$(1)	$103
Trademarks	Indefinite	137	-	137
Customer relationships	3-15 years	2,998	(363)	2,635
Trade name	5 years	16	(5)	11
Non-competition clause	3-4 years	294	(122)	172
State pharmacy licenses	25 years	45	(4)	41
		$3,594	$(494)	$3,100

Amortization expense for intangible assets for the three months ended March 31, 2016 was as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Customer relationships	$66	$63
Trade name	1	1
Non-competition clause	23	18
State pharmacy licenses	1	-
	$91	$82

Estimated future amortization expense for the Company’s intangible assets at March 31, 2016 is as follows:

Remainder of 2016	$276
2017	367
2018	221
2019	210
2020	208
Thereafter	1,818
$3,100

There have been no changes in the carrying value of the Company’s goodwill during the three months ended March 31, 2016.

 NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$4,044	$3,185
Deferred rent	63	63
Accrued interest (see Note 8)	111	90
Accrued exit fee for note payable (see Note 8)	500	500
Building lease liability(1)	35	46
Other accrued expenses (2)	-	23
Total accounts payable and accrued expenses	4,753	3,907
Less: Current portion	(4,253)	(3,407)
Non-current total accrued expenses	$500	$500

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $23 stock-based compensation accrual at December 31, 2015 related to stock options to be granted for consulting services provided. The stock options were granted during the three months ended March 31, 2016 and the $23 was recorded to additional paid-in-capital.

NOTE 8. DEBT

Senior Note - 2015

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “Lender”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, as amended in January 2016, the Lender made available to the Company a term loan in the aggregate principal amount of up to $10,000, all of which was drawn on May 11, 2015. The term loans bear interest at a fixed per-annum rate of 12.5% and allows for 2% of the interest to be paid-in-kind until either February 2017 or May 2017, such date dependent upon the Company’s ability to meet certain revenue or cash balance measures. The Company is permitted to pay interest only for the first three years and after the end of the interest-only period, we will be required to pay interest, plus repayments of the principal amount of the term loans, in 36 equal monthly installments. The interest-only period may be reduced to 20 months if the Company does not meet certain minimum revenue or cash balance requirements and the Company would be required to pay interest, plus repayments of the principal amount of the term loan, in 24 equal monthly installments. All amounts owed under the Loan Agreement, including a final fee of 5% of the aggregate principal amount of the term loan, will be due on the earlier of May 11, 2021, or 24 months after the end of the interest-only period. The Company incurred expenses of approximately $735 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the interest method and the related liability of $500 for the final fee is included in accrued expenses (see Note 7) in the accompanying condensed consolidated balance sheets.

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

In connection with the Loan Agreement, the Company has issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, had an exercise price of $7.85 per share upon issuance and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. As described further, this warrant was amended in January 2016. For the three months ended March 31, 2016, debt discount amortization related to the Loan Agreement was $108.

Convertible Senior Note – 2016

On January 22, 2016, the Company entered into a note purchase agreement (the “NPA”) with, and issued an 8.00% Convertible Senior Secured Note in the principal amount of $3,000 (the “Convertible Note”) to, the Lender. Pursuant to the terms of the NPA, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. The Company incurred expenses of approximately $228 in connection with the Convertible Note issuance and was recorded as a debt discount. The debt discount is being amortized as interest expense over the term of the debt using the interest method.

Pursuant to the terms of the Convertible Note, the Company is obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and the Company is obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Company is permitted to redeem the Convertible Note prior to its maturity at any time on or after March 1, 2018 for cash purchase prices equal to 109% - 105% of the outstanding principal amount of the Convertible Note, depending on the date of redemption. The Convertible Note was initially convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of approximately $5.90 and subject to anti-dilution adjustment upon the Company’s first equity financing while the Convertible Note is outstanding in which it receives gross proceeds of at least $3,000, if such equity financing is completed at a per share price that is less than the conversion rate of the Convertible Note, and also subject to adjustment upon stock combinations or splits, certain recapitalizations, stock or cash dividends or other distributions of property or equity rights. Additionally, in the event of certain change of control events affecting the Company, the Company may be required, at the option of the Lender, to repurchase the Convertible Note in cash for the greater of 105% of the outstanding principal amount of the Convertible Note or the value of the shares of common stock issuable upon conversion of the Convertible Note. The fair value of the embedded conversion feature was $2,322 and was recorded as a debt discount, decreasing notes payable and increasing derivative liability (see Note 10). The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three months ended March 31, 2016, debt discount amortization related to the Convertible Note was $154.

In connection and concurrently with the execution of the NPA and the issuance of the Convertible Note, the Company and the Lender also entered into an amendment (the “Loan Agreement Amendment”) to the Loan Agreement (see above). The Loan Agreement Amendment modifies the terms of the Loan Agreement in order to eliminate the potential borrowing of a second term loan thereunder and to permit the Company to issue the Convertible Note. Additionally, the Company and the Lender entered into an amendment (the “Warrant Amendment”) to the warrants that were issued to the Lender in connection with the Loan Agreement. The Warrant Amendment modifies the terms of the warrants in order to reduce the exercise price thereof to $5.90 per share, which is consistent with the initial conversion rate of the Convertible Note, and to add an anti-dilution adjustment provision that is consistent with the same such provision in the Convertible Note.

On March 16, 2016, upon the closing of a the Offering (see Note 9) and pursuant to the anti-dilution adjustment provisions of the Convertible Note and the Warrant Amendment, the effective conversion price of the Convertible Note was adjusted to approximately $3.60, and the exercise price of the warrants was adjusted to $3.60 per share (see also Note 10 for further accounting discussion of the warrant exercise price and conversion provisions and related derivative liabilities).

Notes payable at March 31, 2016 was as follows:

March 31, 2016
Senior Note - 2015	$10,000
Convertible Senior Note - 2016	3,000
Add: Interest paid-in-kind	181
Less: Discounts on notes	(4,082)
Less: Current portion	-
Long-term portion	$9,099

Future minimum payments as of March 31, 2016 are as follows:

Amount
Remainder of 2016	$990
2017	1,435
2018	2,981
2019	4,423
2020	4,424
Thereafter	5,711
Total minimum payments	19,964
Less: amount representing interest and interest paid-in-kind	(6,964)
Notes payable, gross	13,000
Add: interest paid-in-kind	181
Less: unamortized discount	(4,082)
Notes payable and interest paid-in-kind, net of unamortized debt discount	$9,099

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

In March 2016, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Representative”), as the representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, and the Underwriters agreed, severally and not jointly, to purchase from the Company, in a firm-commitment public offering (the “Offering”), 2,900,000 shares of the Company’s common stock and up to an additional 435,000 shares of the Company’s common stock within 45 days from the date of the Underwriting Agreement to cover over-allotments, if any. Pursuant to the terms of the Underwriting Agreement, the Underwriters sold the shares of Common Stock to the public at a public offering price of $3.60 per share. The Offering, including the Underwriters’ exercise of the over-allotment option, closed on March 16, 2016. Upon the closing of the Offering, the Company sold 3,335,000 shares of common stock and received net proceeds of $11,088, after deducting the underwriting discount and the offering expenses payable by the Company.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In March 2016, in connection with the Offering, the Company reduced the amount available for sale pursuant to the Sales Agreement with Cantor Fitzgerald to shares of its common stock having an aggregate offering price of $2,625. There were no sales of stock under the Sales Agreement during the three months ended March 31, 2016, leaving an aggregate of $2,096 available for future sales of shares thereunder as of March 31, 2016.

During the three months ended March 31, 2016, 11,893 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

During the three months ended March 31, 2016, the Company issued a total of 15,000 shares of common stock as a result of option exercises. The Company received $55 in cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to exercise provisions of stock options to purchase 15,000 shares of common stock with exercise price of $3.68 per share.

Preferred Stock

At March 31, 2016, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of March 31, 2016, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the three months ended March 31, 2016 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2016	1,544,026	$7.03
Options granted	18,850	$5.54
Options exercised	(15,000)	$3.68
Options cancelled/forfeit	(4,313)	$6.46
Options outstanding - March 31, 2016	1,543,563	$7.04	5.65	$196,275
Options exercisable	700,669	$6.36	5.79	$196,250
Options vested and expected to vest	1,459,274	$7.01	5.67	$196,273

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2016, based on the closing price of the Company’s common stock of $3.97 on that date. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 was approximately $29.

During the three months ended March 31, 2016, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the three months ended March 31, 2016 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2016
Weighted-average fair value of options granted	$4.41
Expected terms (in years)	6.11
Expected volatility	101 - 102%
Risk-free interest rate	1.52 - 1.70%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2016
Weighted-average fair value of options granted	$4.37
Expected terms (in years)	10.00
Expected volatility	104%
Risk-free interest rate	1.14%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40	125,000	5.82	$2.40	125,000	$2.40
$3.96 - $4.50	194,623	4.19	$4.31	156,503	$4.36
$5.49 - $7.99	970,353	5.83	$7.53	199,302	$6.72
$8.06 - $8.99	248,557	6.07	$8.90	214,834	$8.93
$42.80	5,030	4.37	$42.80	5,030	$42.80
	1,543,563	5.65	$7.04	700,669	$6.36

As of March 31, 2016, there was approximately $3,998 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.7 years. The stock-based compensation for all stock options was $658 during the three months ended March 31, 2016.

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

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2016	1,487,961	$3.18
RSUs vested	(11,893)	$7.93
RSUs unvested at March 31, 2016	1,476,068	$3.19

As of March 31, 2016, the total unrecognized compensation expense related to unvested RSUs was approximately $1,153, which is expected to be recognized over a weighted-average period of 0.4 years, based on the vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2016 was $406.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 8), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the three months ended March 31, 2016 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price
Warrants outstanding - January 1, 2016	240,688	$7.41
Granted	-
Exercised	-
Expired/forfeited	-
Warrants outstanding and exercisable - March 31, 2016	240,688	$5.20
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2016	5.74

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

A list of the warrants outstanding as of March 31, 2016 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Note 8)	5/11/2015	125,000	$3.60	125,000	5/11/2025
Underwriter Warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		240,688	$5.20	240,688

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Employees - selling and marketing	$120	$68
Employees - general and administrative	885	521
Directors - general and administrative	59	45
Consultants - selling and marketing	-	24
Total	$1,064	$658

NOTE 10. DERIVATIVE INSTRUMENTS

During the three months ended March 31, 2016, the Company modified certain common stock purchase warrants issued in conjunction with debt which are detachable, or free standing, instruments. The warrants were considered a derivative liability upon modification and the estimated fair value of the warrants was reclassified from equity to liabilities. In addition, the Company recorded a derivative liability and debt discount associated with the estimated fair value of the embedded conversion feature in the Convertible Note (see Note 8). Both instruments contained a provision which allowed for one-time adjustments to their exercise or conversion prices. The one-time adjustment occurred upon the closing of the Company’s underwritten public offering of its common stock (see Note 9), on March 16, 2016, whereby the conversion and exercise prices were adjusted from $5.90 to $3.60 per share. At the time of the one-time adjustment, the Company reclassified the derivative liabilities to equity based on their estimated fair value at that time. The Company estimated the fair value of the derivative liabilities utilizing Level 3 inputs. The Company used the Black-Scholes-Merton option pricing model as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk-free rates) necessary to value these instruments.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing derivative liabilities:

2016
Expected volatility	103 - 111%
Risk-free interest rate	1.22 - 1.70%
Dividend yield	-

The Company estimated expected terms based on the remaining contractual life of the instruments on the date of the fair value measurement. The warrant expires on May 11, 2025 and the convertible note matures on May 11, 2022.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

March 31, 2016
Warrant derivative liability:
Balance at January 1, 2016	$-
Modification of warrant and reclassification from equity to liabilities	675
Change in fair value	(211)
Reclassification from liabilities to equity upon closing of public equity offering	(464)
Balance at March 31, 2016	$-

Embedded conversion feature derivative liability:
Balance at January 1, 2016	$-
Embedded conversion feature in Convertible Note issued	2,322
Change in fair value	324
Reclassification from liabilities to equity upon closing of public equity offering	(2,646)
Balance at March 31, 2016	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

Contingent Acquisition Obligation

On April 1, 2014, the Company acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“PC”). The sellers of PC, are entitled to receive certain payments including contingent consideration upon certain conditions if PC earns revenue of between $3,500 and $7,500 during the 12 month period ended March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500,000 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares). The estimated fair value of the contingent acquisition obligation is $483 and is included in the contingent acquisition obligation in the accompanying condensed balance sheets at March 31, 2016 and December 31, 2015.

Legal

Urigen, et. al, Litigation

On October 2014, the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”), pursuant to which Urigen granted to the Company a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. The Company, as the plaintiff, filed civil action in the San Diego Superior Court against Urigen in December 2015, wherein the Company outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected the Company’s ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. The Company filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101. The Company has made accruals related to the contractual terms of Urigen License, however the outcome of these claim may have a material effect on the Company’s consolidated financial position and results of operations that differ from those accruals, although such amount cannot be reasonably estimated at this time.

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

Asset Purchase, License and Commission Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase, license and commission agreements. In consideration for the acquisition of the intellectual property rights, the Company is obligated to make certain milestone payments related to patent and regulatory filings to the Inventors and also make payments, in one instance a minimum annual amount, based on certain percentages of revenues and net sales amounts, as defined within the respective agreements. During the three months ended March 31, 2016 and 2015, the Company recognized $361 and $2 in expense amounts related to these agreements. Such amounts are included in cost of sales and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2016 and 2015 are attributed to the U.S. All long-lived assets at March 31, 2016 and December 31, 2015 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three months ended March 31, 2016 and 2015.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 63% and 67% respectively, of active pharmaceutical ingredient purchases during the three months ended March 31, 2016 and 2015.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2016 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

In May 2016, the Company issued 200,000 shares of its common stock to Mark L. Baum, its CEO, related to the vesting of 200,000 RSUs.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to Imprimis Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Overview

We are a national leader in the development, production and dispensing of innovative proprietary compounded pharmaceuticals that we aim to make available to physicians and patients at affordable prices. Under our Imprimis Cares program, we own, market and dispense a portfolio of lower-cost compounded therapeutic alternatives to higher-priced FDA-approved drugs in several therapeutic areas, including ophthalmology, urology, otolaryngology and infectious diseases. We believe our proprietary formulations may offer competitive advantages and serve unmet needs in the marketplace. We plan to expand our Imprimis Cares program by introducing additional customizable compounded drug formulations in order to provide patients with access to alternatives to increasingly expensive FDA-approved medications. Our Imprimis Cares program aligns with our corporate mission, vision and values of providing physicians and their patients high-quality individualized compounded medications at accessible prices.

We are also furthering our Custom Compounding Choice™ business, which is focused on developing and dispensing a portfolio of compounded drugs for humans and animals in therapeutic areas that may be overlooked by commercial pharmaceutical companies. We offer customizable compounding products that consist of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas, including oncology, autoimmunity, chronic infectious diseases and endocrine and metabolic diseases.

We own four ImprimisRx compounding facilities, based in New Jersey, California, Texas and Pennsylvania, through which we make, dispense and sell our proprietary compounded formulations and other non-proprietary products. All of our customized formulations are made in the United States of America.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $62,260 at March 31, 2016. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We produce and sell a portfolio of proprietary compounded formulations in the ophthalmology, otolaryngology, urology and infectious diseases therapeutic areas under our Imprimis Cares business, as well as other compounded formulations under our Custom Compounding Choice program. We dispense and sell these formulations through our four ImprimisRx compounding pharmacy facilities.

Compounded Formulations

Ophthalmic Formulations

In 2013, we acquired intellectual property trademarked as SSP TechnologyTM, which relates to compounded formulations for the combination and administration of anti-inflammatory and anti-bacterial agents after the completion of an ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of small, uniform particle sizes, which allows these compounded formulations to be used as an intraoperative injectable or as a topical eye drop. Since our acquisition of this technology, we have continued its development to include additional active pharmaceutical ingredients, such as NSAIDs.

We have relied upon our SSP Technology to develop our proprietary ophthalmic formulations, which we market as our Dropless Therapy® and LessDrops® formulations.

Our Dropless Therapy formulations, which we developed based on our SSP Technology, are used as an injectable during ocular surgeries. Ophthalmologists have reported that use of our Dropless Therapy formulations has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgeries they have performed, thereby largely eliminating patient non-compliance and dosing errors with post-operative self-administered eye drop care regimens. Since launching these formulations in April 2014, more than 500 ophthalmologists have adopted our Dropless Therapy formulations and a growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become Dropless Therapy customers.

Our LessDrops topical compounded formulations, which we developed based on our SSP Technology, were initially formulated and dispensed during the first quarter of 2015 as combination eye drop formulations for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), and cataract and other ocular surgeries. We estimate that our LessDrops combination eye drop formulations may require the administration of up to 50% fewer drops by patients post-surgery and may cost up to 75% less than other currently available post-surgery drops regimens. We plan to add to our portfolio of LessDrops combination eye drop formulations in order to deliver additional eye drop choices for our ophthalmologist customers.

Conscious Sedation Formulations

In May 2016, we launched IV FreeTM MKO MeltTM patent-pending, sublingual sedation formulations. Our conscious sedation formulations are an alternative option to IV anesthetic that is administered sublingually to sedate patients undergoing ocular surgeries and may have uses for other surgical procedures outside of ophthalmology. The MKO Melt, in troche format, provides consistent and predictable dosing and allows for quick and easy administration, resulting in increased positive experiences for patients and staff. Traditionally, sedation medications for ocular surgery have been administered intravenously, which requires IV medications and supplies, and the need for additional staff to assist in preparation, administration and monitoring related to this process. All of these factors often cause delays and disruptions in the operating room. MKO Melt formulations or variations thereof have been used in over 5,000 LASIK and cataract surgeries to date as part of the investigators evaluation process and a growing number of physicians who have made the switch to IV Free conscious sedation. We also introduced our MKO Melt formulations to urologists and their staff at the American Urologist Association meeting in May 2016.

Otolaryngology Formulations

In October 2015, we acquired the assets of a leading U.S. provider of topical compounded sinus formulations, delivery systems and patented packaging. Our topical delivery platform delivers sinusitis medications locally to the sinonasal mucosa, which is typically the direct site and probable source of the problem.

Urologic Formulations

Our first available urologic compounded formulation consists of a combination of heparin and alkalinized lidocaine (HLA). We acquired non-exclusive development and commercialization rights in the U.S. for HLA in October 2014, and acquired exclusive development and commercialization rights in the U.S. for this formulation in April 2015, pursuant to a license agreement with a third party. HLA is delivered directly to the bladder as an immediate treatment option for patients with interstitial cystitis (IC), also known as painful bladder syndrome. During the first quarter of 2015, we launched our Defeat IC national education campaign designed to help increase awareness among medical practitioners and patients about IC and our HLA treatment option.

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

Imprimis Cares Compounded Therapeutic Alternatives

As part of our Imprimis Cares initiative, we recently introduced customizable compounded formulations of pyrimethamine and leucovorin, which are available for physicians to consider prescribing for their patients as a lower-cost therapeutic alternative to Daraprim®. The FDA-approved label for Daraprim indicates that it is prescribed for toxoplasmosis, which can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our formulations of pyrimethamine and leucovorin are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations. We also recently announced plans to introduce new patent-pending tiopronin and potassium citrate delayed release compounded formulations that may be prescribed by physicians as a lower-cost therapeutic alternative to FDA-approved Thiola® for cystinuria patients. Cystinuria is an inherited disease that causes stones made of the amino acid cystine to form in the kidneys, bladder and/or urethra. Our compounded alternative containing tiopronin, the active drug ingredient in Thiola, and potassium citrate, became available and we began dispensing it in May 2016.

Custom Compounding Choice Formulations

Our Custom Compounding Choice business is focused on marketing a portfolio of non-proprietary customizable compounded drugs, including sterile injectable and non-sterile integrative therapies, in therapeutic areas that may be overlooked by commercial pharmaceutical companies, such as oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. We also offer customizable hormone replacement therapies and a variety of weight loss and dermatology compounded formulations. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

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

In April 2016, we registered our Texas facility with the FDA as a Section 503B outsourcing facility. An outsourcing facility is an entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation, and is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). In addition, we are finalizing constructions efforts of our facility in New Jersey with the intent to register it with the FDA as our second outsourcing facility. We estimate that our capital expenditures to build and equip these new facilities will be approximately $4,500, of which, we have paid approximately $2,200 as of March 31, 2016.

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

Additionally, we are making efforts to normalize the pricing for our currently available proprietary compounded ophthalmic formulations. An economic study conducted in 2015 by researchers at Andrew Chang & Co, LLC and co-sponsored by us demonstrated that, assuming the cost of Dropless Therapy is $100 per dose (dollar amount not expressed in thousands), our Dropless Therapy formulations could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period. Based on this research, we believe optimized pricing for our Dropless Therapy formulations could be nearly $100 per dose (dollar amount not expressed in thousands). Any efforts to attain optimized pricing for our Dropless Therapy or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

Sales and Marketing Efforts

Although we have engaged distributors for certain of our proprietary compounded formulations in certain non-U.S. markets and have out-licensed certain of our technology in international markets, such as Canada, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2016. Our sales and marketing efforts are currently organized into two departments, one of which focuses on our ophthalmology formulations and the other of which focuses on our available formulations in other therapeutic areas. We have also begun to establish a sales and marketing team focused on the therapeutic areas served by our Custom Compounding Choice business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our formulations. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our recent launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

Recent Developments

The following describes certain developments in 2016 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments. Dollar amounts are expressed in thousands.

Public Equity Offerings

On March 16, 2016, we closed an underwritten public offering of 3,335,000 shares of our common stock at a per share price to the public of $3.60, and we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses. We expect to use the net proceeds from the offering for working capital and general corporate purchases, which may include, among other things, expenditures associated with our efforts to develop our compounding pharmacies in Texas and New Jersey into outsourcing facilities.

On November 27, 2015, we entered into a Controlled Equity OfferingSM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor Fitzgerald), pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement we have filed with the Securities and Exchange Commission. We have agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and to reimburse Cantor Fitzgerald for certain fees and expenses in an amount not to exceed $50. As of May 11, 2016, shares having an aggregate offering price of $2,096 remain available for future sale under the Sales Agreement.

Convertible Note and Loan Agreement

On January 22, 2016, we received gross proceeds of $3,000 upon our issuance of an 8.00% Convertible Senior Secured Note in the principal amount of $3,000 (Convertible Note) to IMMY Funding LLC (LSAF), an affiliate of Life Sciences Alternative Funding LLC. We are obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and we are obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Convertible Note is convertible into shares of our common stock by the holder at any time at an effective conversion price of approximately $3.60, subject to adjustment upon certain events.

On May 11, 2015, we entered into a loan agreement with LSAF, pursuant to which we have received a term loan in the principal amount of $10,000 (the “LSAF Loan”). The LSAF Loan bears interest at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years or, if we do not meet certain minimum revenue or cash balance requirements, the first 20 months. The LSAF Loan, plus a final fee of 5% of the aggregate principal amount of the LSAF Loan, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. As of March 31, 2016, our interest payment obligations to date relating to the LSAF Loan totaled approximately $945; we expect our interest payment obligations relating to the LSAF Loan and the Convertible Note to collectively total $1,303 in 2016.

The agreements governing the LSAF Loan and the Convertible Note include financial and operating covenants that impose restrictions on our certain of activities. The amounts owed under the LSAF Loan and the Convertible Note are secured by substantially all of our personal property, rights and assets, including our intellectual property rights.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, we acquired or opened three pharmacies during the calendar 2015 year, results of operations in the periods after commencement of these additional pharmacies, including aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our ImprimisRx compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations. Dollar amounts are expressed in thousands (except share and per share data).

Comparison of three months ended March 31, 2016 and 2015

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		$
	2016	2015	Variance
Sales, net	$4,381	$1,562	$2,819
License revenues	-	1	(1)
Total revenues	$4,381	$1,563	$2,818

The increase in revenue between periods was mostly attributable to increased sales of our proprietary formulations and introduction of new proprietary formulations throughout calendar 2015, including our LessDrops formulations and urology based formulations. Much of the growth was directly related to our ophthalmology related revenues which attributed approximately $1,788 during the three months ended March 31, 2016 compared to $321 during the same period last year.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		$
	2016	2015	Variance
Cost of sales	$2,249	$1,007	$1,242

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		$
	2016	2015	Variance
Selling and marketing	$1,900	$1,012	$888

The increase in selling and marketing expenses between periods was primarily attributable to the expansion of our sales and marketing efforts, which included additional commercialization personnel, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		$
	2016	2015	Variance
General and administrative	$3,940	$2,480	$1,460

The increase in general and administrative expenses between periods was largely attributable to additional expenses resulting from the opening and acquisition of additional compounding facilities, as well as the general increase of our operations to support growth in sales, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		$
	2016	2015	Variance
Research and development	$46	$181	$(135)

The decrease in research and development expenses between periods was primarily attributable to change in timing of our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Interest Income

Interest income was $2 as of March 31, 2016, compared to $2 for the same period in the prior year.

Interest Expense

Interest expense was $631 as of March 31, 2016, compared to $9 for the same period in the prior year. The increase was primarily due to interest expense recognition related to the LSAF Loan and Convertible Note, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Net Loss

Net loss in 2016 was $(4,496), or $(0.43) basic and diluted net loss per share, compared to a net loss for the same period in the prior year of $(3,093), or $(0.33) basic and diluted net loss per share.

Liquidity and Capital Resources

Liquidity

Our cash on hand at March 31, 2016 was $11,821, compared to $2,685 at December 31, 2015. The increase in cash on hand was primarily attributable to our underwritten public offering of 3,335,000 shares of our common stock at a per share price to the public of $3.60, and we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses. We expect to use the net proceeds from the offering for working capital and general corporate purchases, which may include, among other things, expenditures associated with our efforts to develop our compounding pharmacies in Texas and New Jersey into outsourcing facilities and future improvements to our compounding pharmacies in California and Pennsylvania.

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $11,971 at March 31, 2016 and expected future revenues and expenses, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations to pursue our business plan, which includes developing and commercializing compounded formulations and technologies, integrating and expanding our compounding operations, including capital expenditures to complete construction of our New Jersey outsourcing facility, construction efforts to improve our California and Pennsylvania pharmacies, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy, outsourcing facilities, drug company and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any product candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2016 and 2015:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash used in operating activities	$(2,301)	$(2,275)
Net cash used in investing activities	(2,423)	(3,033)
Net cash provided by (used in) financing activities	13,860	(5)
Net change in cash and cash equivalents	9,136	(5,313)
Cash and cash equivalents at beginning of the period	2,685	8,211
Cash and cash equivalents at end of the period	$11,821	$2,898

Operating Activities

Net cash used in operating activities was $(2,301) in 2016, as compared to $(2,275) used in operating activities during the same period in the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities in 2016 and 2015 was $(2,423) and $(3,033), respectively. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey and Texas facilities. Cash used in investing activities in 2015 was primarily related to our acquisition of Park.

Financing Activities

Net cash provided by (used in) financing activities in 2016 and 2015 was $13,860 and $(5), respectively. Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note and proceeds received from the underwritten public offering and sale of shares of common stock in March 2016.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including: gross proceeds of $3,000 received in January 2016 from the Convertible Note issuance; and net proceeds, after deducting underwriting discounts and offering expenses payable by us, of $11,088 from our sale of 3,335,000 shares of common stock in our March 2016 public offering. We also obtain capital from product and formulation sales, but we do not presently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive $2,096 in additional gross proceeds from future sales of our common stock under the Sales Agreement, although we do not expect to receive any such proceeds until at least July 2016 as a result of certain lock-up restrictions on sales of our common stock in connection with our March 2016 public equity offering. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the LSAF Loan and the Convertible Note. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Critical Accounting Policies

Derivative Instruments

We account for free-standing derivative instruments and hybrid instruments that contain embedded derivative features as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate the fair value of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. We generally use the Black-Scholes-Merton option pricing model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in fair value during a given financial quarter would result in the application of non-cash derivative income.

For the three months ended March 31, 2016, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2015 10-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2016, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Urigen, et. al, Litigation

In October 2014, we entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”), pursuant to which Urigen granted to us a license under certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. We, as the plaintiff, filed civil action in the San Diego Superior Court against Urigen in December 2015, wherein we outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected our ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. We filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101 product. We have made accruals related to the contractual terms of Urigen License, however the outcome of these claim may have a material effect on our consolidated financial position and results of operations that differ from those accruals, although such amount cannot be reasonably estimated at this time.

Other than litigation described above, we are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Quarterly Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Dollar amounts are express in thousands.

Risks Related to Our Business

We have incurred losses in every year of our operations, and we may never become profitable.

We have incurred losses in every year of our operations, including net losses of $(15,899) and $(10,118) for the years ended December 31, 2015 and 2014, respectively. We continue to have losses in the current quarter aggregating $(4,496) for the three months ended March 31, 2016. As of March 31, 2016, our accumulated deficit was $(62,260). A substantial amount of the accumulated deficit was the result of our now-abandoned activities to obtain FDA approval of a drug candidate. We expect to incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through a network of unified compounding pharmacies and outsourcing facilities. We have limited experience operating pharmacies and commercializing compounded formulations, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our proprietary formulations through our network. Although we have established and plan to grow our internal sales teams to market and sell our proprietary formulations and other non-proprietary products through our network, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our formulations to generate significant revenue from sales of these products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and other pharmacies or prescription dispensing facilities we acquire or develop and any pharmacy partners with which we may contract to compound and sell our formulations using our quality standards and specifications, in a timely manner and sufficient volumes to accommodate the number of prescriptions they receive. Our pharmacies may be unable to compound our formulations successfully and we may be unable to acquire, build or enter into arrangements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, which would cause our business to suffer.

We aim to sell certain of our proprietary formulations primarily through a unified network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

Our business strategy includes establishing a unified compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, to market and sell our proprietary formulations and other non-proprietary products in all 50 states.

We acquired our New Jersey, California, Texas and Pennsylvania compounding pharmacies in April 2014, January 2015, August 2015 and October 2015, respectively. In February 2015, we leased space in New Jersey and began construction of a new outsourcing facility, which we expect to be completed and registered with the FDA near the end of the second quarter of 2016. In October 2015, we began construction on our Texas compounding pharmacy with plans to register it with the FDA as a Section 503B outsourcing facility, which we expect to be completed and registered near the beginning of the second quarter of 2016. We will consider acquiring new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. We plan to expand our pharmacy operations and personnel and developing our facilities into a unified compounding pharmacy network. We have begun developing “ImprimisRx” as a uniform brand for our compounding facilities and plan to bring our compounding facilities under this name. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance,

●	we have experienced delays and increased costs in our outsourcing facility construction efforts;

●	we may not be successful in completing our construction plans on a timely basis or within budget;

●	we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future;

●	we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all;

●	changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly;

●	we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations;
market acceptance of compounding pharmacies generally may be curtailed or delayed; and

●	we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all.

Moreover, all such efforts to expand our pharmacy operations and establish a unified pharmacy network will involve significant costs and other resources, which we may not be able to afford and may disrupt our other operations and distract management and employees from the other aspects of our business. As a result, our business could materially suffer if we are unable to further develop this unified pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. Thus, our formulations have not undergone the FDA approval process and only limited data, if any, may be available about the safety and efficacy of our formulations for any particular indication. Certain compounding pharmacies have been subject to widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Our business is significantly impacted by state and federal statutes and regulations.

Our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations. In the future we may choose to pursue FDA approval to market and sell certain potential product candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

Our pharmacy business is impacted by federal and state laws and regulations governing the following: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure and registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; and state and federal controlled substance laws. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, and federal and state agency interpretations of the statutes and regulations. Statutory or regulatory changes could require us to make changes to our business model and operations and/or could require us to incur significantly increased costs to comply with such regulations.

If we or our partner facilities fail to comply with the Controlled Substances Act, FDCA, or similar state statutes and regulations, the pharmacy facilities could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our ImprimisRx compounding pharmacies are in material compliance with applicable regulatory requirements. If any of our ImprimisRx compounding pharmacies fail to comply with such requirements, they could be forced to permanently or temporarily cease or limit their sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations.

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

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors. Currently we lack some of the financial and other resources needed to develop, produce, distribute and market our proprietary formulations at a level to capture a significant market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by the United States Pharmacopeia (“USP”) <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, which can in turn sell to and supply hospitals and retail pharmacies. Even if we are successful in registering certain of our facilities as outsourcing facilities, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

Our future success depends in large part on our ability to maintain a competitive position with respect to biotechnology and related pharmaceutical technologies.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in their development, which may require us to raise additional funds that may or may not be available. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product. Although we believe we are positioned to compete favorably with respect to many of these factors, if our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.

The success of our business, including our proprietary formulations and pharmacy operations, is highly dependent upon medical and patient perceptions of us and the actual safety and quality of our products. We could be adversely affected if we, any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or other products we sell, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. For instance, if any of the components of approved drugs or other ingredients used to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. Because of our dependence upon medical and patient perceptions, adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies, or any other compounded formulations could have a material adverse impact on our business.

To assure compliance with USP guidelines, we have a policy whereby 100% of all sterile compound batches produced by our ImprimisRx compounding pharmacies are tested prior to their delivery to patients and physicians both in-house and externally by an independent, FDA-registered laboratory that has represented to us that it operates in compliance with current good laboratory practices. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by our ImprimisRx compounding pharmacies or any pharmacy partner, our reputation could suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we could become subject to product and professional liability lawsuits, and our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

We carry product and professional liability insurance which may be inadequate.

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

Currently, our ImprimisRx compounding pharmacies operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors. As part of our Imprimis Cares initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations. We have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

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

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our termination of efforts to pursue FDA approval of a product candidate in November 2013, our acquisitions of the ImprimisRx compounding pharmacies and various product development opportunities in 2014 and 2015, and the expenses in developing our Texas and New Jersey-based pharmacy facilities into outsourcing facilities and registering them as such with the FDA. We have limited experience operating a pharmacy business and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology, urology, otolaryngology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to introduce new lower-cost compounded formulation alternatives to higher-priced FDA-approved drugs, as part of our Imprimis Cares initiative. However, we expect our acquisitions of our ImprimisRx compounding pharmacies to provide us with only limited research and development support and access to additional novel compounded formulations. We have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements to obtain rights to develop new formulations in the future, but only if we are able to identify attractive formulations and negotiate acquisition or license agreements on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development opportunities from third parties and we are unable to rely upon our ImprimisRx compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

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

We have acquired assets related to compoundable formulations and we have entered into one license agreement for rights to commercialize a compounding formulation. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations, and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. Once we determine to pursue a potential product candidate, we develop a commercialization strategy for it, which may include marketing and selling the formulation in compounded form through compounding pharmacies or outsourcing facilities, or pursuing FDA approval of the product candidate. We may incorrectly assess the risks and benefits of the commercialization options or we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment in acquiring or developing the formulations. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

On May 11, 2015, we incurred $10,000 of indebtedness under a loan agreement with IMMY Funding LLC (LSAF), an affiliate of Life Sciences Alternative Funding LLC, and on January 22, 2016, we incurred an additional $3,000 of indebtedness under a convertible note we issued to LSAF.

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

We only recently started generating cash from operations, but we do not presently receive sufficient revenues to support our operations. We may need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans may change or the estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures, or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We have raised over $24,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement and convertible note with LSAF. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

As part of our efforts to complete any significant transaction, we would need to expend significant resources to conduct business, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. We may be unsuccessful in ascertaining or evaluating all the risks and, as a result, we may not realize the expected benefits of the transaction, whether due to unidentified risks, integration difficulties, regulatory setbacks or other events. We may incur material liabilities for the past activities of any businesses we partner with or acquire. If any of these events occur, we could be subject to significant costs and damage to our reputation, business, results of operations and financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date, if an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our proprietary formulations could be delayed, and our pharmacy operations could be disrupted, subject to restriction or forced to terminate their operations, any of which could severely harm our business and prospects.

We depend upon consultants, outside contractors and other third-party service providers for key aspects of our business.

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business. For instance, we rely upon pharmacist, physician and research consultants and advisors to provide us with significant assistance in the evaluation of product development opportunities, and we have engaged or supported, and expect to continue to engage or support, consultants, advisors, clinical research organizations (CROs) and others to design, conduct, analyze and interpret the results of any clinical or non-clinical trials or other studies in connection with the research and development of our products. If any of our consultants or other service providers terminates its engagement with us, or if we are unable to engage highly qualified replacements as needed on commercially reasonable terms, we may be unable to successfully execute our business plan. We must effectively manage these third-party service providers to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, these third parties often engage in other business activities and may not devote sufficient time and attention to our activities and we may have only limited contractual rights in connection with the conduct of the activities we have engaged the service providers to perform. If we are unable to effectively manage our outsourced activities or if the quality, timeliness or accuracy of the services provided by third-party service providers is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business.

If we seek FDA approval to market and sell any of our proprietary formulations, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Our current business strategy is focused on developing and commercializing product opportunities as compounded formulations. In the future we, alone or with project partners, may seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. Obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a product candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any potential product candidates, we will be required to demonstrate through preclinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a product candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the product candidate.

Delays in the completion of, or the termination of, any clinical or non-clinical trials for any product candidates for which we may seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years, and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect product development costs and plans with respect to any product candidate for which we seek FDA approval. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached in a timely manner or at all with CROs to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the product candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

Even if we successfully develop any product candidate into an FDA-approved drug, failure to comply with continuing federal and state regulations could result in the loss of approvals to market the drug.

Even if we successfully develop any product candidate into an FDA-approved drug, we will be subject to extensive continuing regulatory requirements and review, including review of adverse drug experiences and clinical results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to produce any drug preparations will be subject to periodic review and inspection by the FDA. We will be reliant on third parties to maintain their manufacturing processes in compliance with FDA and all other applicable regulatory requirements. Any changes to a product that has been approval, including the way it is manufactured or promoted, will often require FDA approval again before the product, as modified, may be marketed and sold. In addition, we and the manufacturers of the drug will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or the manufacturers of the drug failed to comply with these or any other applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of the manufacturers, seize or detain products or require a product recall.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. Currently, we own 25 U.S. patent applications, including 18 utility and seven provisional patent applications, and we own three international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. Nonetheless, our employees and consultants may breach these agreements, and we may not have adequate remedies for the breach. Our trade secrets may otherwise become known or be independently discovered by competitors or could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

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

Even if the international patent applications we have filed or may in the future file are issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. As a result, patent rights we are able to obtain may not be sufficient to prevent generic competition. Further, the extent of our international market opportunity may be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a third party from infringing any of our intellectual property rights. Moreover, attempting to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Our proprietary formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of our proprietary formulations and use of our technologies may infringe on the patent or other intellectual property rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of our affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all.

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

We have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel to pursue our current business model. To achieve our planned growth, we may have significant difficulty attracting and retaining necessary employees. Because of the specialized nature of our business, the ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after May 11, 2016, approximately 15% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders collectively own, or have the right to acquire within 60 days after May 11, 2016, an additional approximately 34% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Item 9A of our 2015 Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The sale of substantial amounts of our common stock in the public market, or the perception that sales could occur, may cause the market price of our common stock to fall. Sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, applicable to outstanding shares, upon expiration of any lock-up periods applicable to outstanding shares, such as those agreed to in connection with our March 2016 public offering, upon our issuance of shares upon the exercise of outstanding options or warrants, or upon our issuance of shares pursuant offerings of our equity securities, such as the pursuant to our March 2016 public offering or our Controlled Equity Offering™ sales agreement with Cantor Fitzgerald & Co. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	8.00% Convertible Senior Secured Note issued on January 22, 2016 by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.2	Note Purchase Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.3	Second Amendment to Loan and Security Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.4	Amendment to Warrant to Purchase Stock dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.5	Underwriting Agreement, dated as of March 11, 2016, by and between Imprimis Pharmaceuticals, Inc. and National Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 11, 2016)

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: May 12, 2016	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

