Form 10-Q
period 2016-06-30
Imprimis Pharmaceuticals, Inc.
filed 2016-08-15
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of August 12, 2016, 13,180,678 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,441	$2,685
Restricted short-term investments	150	150
Accounts receivable, net	1,922	840
Inventories	1,441	1,412
Prepaid expenses and other current assets	489	786
Total current assets	9,443	5,873
Intangible assets, net	3,087	3,135
Goodwill	2,466	2,466
Plant, furniture and equipment, net	7,053	2,657
TOTAL ASSETS	$22,049	$14,131
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,956	$3,407
Accrued payroll and related liabilities	1,132	1,200
Deferred revenue and customer deposits	26	65
Current portion of deferred acquisition obligation and accrued interest	203	198
Current portion of contingent acquisition obligation	-	483
Current portion of capital lease obligations	8	21
Total current liabilities	5,325	5,374
Capital lease obligations, net of current portion	-	1
Deferred acquisition obligation, net of current portion	156	258
Accrued expenses, net of current portion	500	500
Deferred tax liability	1,047	1,047
Note payable and paid-in-kind interest, net of unamortized debt discount	8,655	8,336
Convertible note payable, net of unamortized debt discount	758	-
TOTAL LIABILITIES	16,441	15,516
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized, 13,180,678 and 9,755,678 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13	10
Additional paid-in capital	72,494	56,369
Accumulated deficit	(66,899)	(57,764)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,608	(1,385)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,049	$14,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Sales, net	$4,902	$1,917	$9,283	$3,479
License revenues	5	50	5	51
Total revenues	4,907	1,967	9,288	3,530
Cost of sales	(2,172)	(1,050)	(4,421)	(2,057)
Gross profit	2,735	917	4,867	1,473
Operating expenses:
Selling and marketing	2,270	1,630	4,170	2,642
General and administrative	4,397	2,743	8,337	5,223
Research and development	76	25	122	206
Total operating expenses	6,743	4,398	12,629	8,071
Loss from operations	(4,008)	(3,481)	(7,762)	(6,598)
Other income (expense):
Interest expense, net	(631)	(249)	(1,260)	(256)
Change in fair value of derivative liabilities	-	-	(113)	-
Other income, net	-	-	-	31
Total other expense, net	(631)	(249)	(1,373)	(225)
Net loss	$(4,639)	$(3,730)	$(9,135)	$(6,823)
Basic and diluted net loss per share of common stock	$(0.35)	$(0.39)	$(0.77)	$(0.72)
Weighted average number of shares of common stock outstanding, basic and diluted	13,332,645	9,501,730	11,870,037	9,419,956

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,135)	$(6,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	351	102
Amortization of intangible assets	183	176
Amortization of debt discount	526	70
Paid-in-kind added to principal of note payable	101	28
Non-cash gain on contingent acquisition obligation	(81)	(31)
Change in fair value of derivative liabilities	113	-
Stock-based compensation	2,225	1,361
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,082)	(99)
Inventories	(29)	(188)
Prepaid expenses and other current assets	297	(195)
Accounts payable and accrued expenses	1,570	121
Accrued payroll and related liabilities	(68)	(40)
Deferred revenue and customer deposits	(39)	71
NET CASH USED IN OPERATING ACTIVITIES	(5,068)	(5,447)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net of cash	-	(3,005)
Payments on Pharmacy Creations contingent acquisition obligation	(100)	-
Investment in patent and trademark assets	(135)	-
Purchases of plant, furniture and equipment	(5,745)	(208)
NET CASH USED IN INVESTING ACTIVITIES	(5,980)	(3,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(14)	(11)
Net proceeds from public equity offering	11,088	-
Payments on Park deferred acquisition obligation	(97)	(40)
Proceeds from notes payable, net of issuance costs and fees	-	9,303
Proceeds from convertible note, net of issuance costs	2,772	-
Net proceeds from exercise of warrants and stock options	55	1,248
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,804	10,500
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,756	1,840
CASH AND CASH EQUIVALENTS, beginning of period	2,685	8,211
CASH AND CASH EQUIVALENTS, end of period	$5,441	$10,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9	$1
Cash paid for interest	$616	$68
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$2,322	$-
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$2,646	$-
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$675	$-
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$464	$-
Issuance of common stock to settle contingent acquisition obligation related to the purchase of PC	$302	$-
Issuance of common stock and fair value of deferred acquisition obligations related to the purchase of Park Compounding	$-	$1,016
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$23	$39
Final fee on notes payable recorded as debt discount and included in accrued expenses	$-	$500
Estimated relative fair value of warrants issued in connection with note payable	$-	$840
Purchase of plant, furniture and equipment included in accounts payable and accrued expenses	$277	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a national leader in the development, production and dispensing of novel compounded pharmaceuticals. The Company is focused on patient outcomes and affordability by offering high quality customizable compounded drugs in all 50 states. Imprimis is headquartered in San Diego, California and operates four pharmacy facilities located in California, Texas, New Jersey and Pennsylvania, which may be referred hereinafter collectively as our “ImprimisRx compounding facilities.”

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the six months ended June 30, 2016 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $9,135 and $6,823 for the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $66,899 and $57,764 as of June 30, 2016 and December 31, 2015, respectively. In addition, the Company used cash in operating activities of $5,068 and $5,447 for the six months ended June 30, 2016 and 2015, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted investments of approximately $5,591 at June 30, 2016, along with $2,000 in gross proceeds received from the sale and leaseback of equipment in August 2016 (see Note 13), will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may seek to increase liquidity and capital resources by one or more measures, to the extent necessary. These measures may include, but are not limited to, the following: obtaining financing through the issuance of equity, debt, or convertible securities; sale and leaseback arrangements; entering into leasing facilities; and working to increase revenue growth through pharmacy sales. There is no guarantee that the Company will be able to obtain capital when needed on terms it deems as acceptable, or at all.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At June 30, 2016, the Company had approximately $5,191 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $278 and $180 as of June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016 and December 31, 2015, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At June 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, deferred acquisition obligations, notes payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations and notes payable, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations and notes payable, approximate their respective fair values.

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

Third Party Billing and Collection Agreements

In connection with its acquisition of South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Total billing and collection management expense under this agreement for the three and six months ended June 30, 2016 were $7 and $22, respectively, and $15 and $21, for the three and six months ended June 30, 2015, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations. The amounts due under the agreement as of June 30, 2016 and December 31, 2015 was $39 and $81, respectively.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2016, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. The Company is subject to taxation in the United States, New Jersey, Texas, Pennsylvania and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested RSUs and warrants were 4,341,044 and 3,014,919 at June 30, 2016 and 2015, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to our CEO, Mark Baum, that have vested, but issuance and delivery of shares has not occurred and RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at June 30, 2016 and 2015 was 266,621 and 28,633, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2016 and 2015:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Numerator – net loss	$(4,639)	$(3,730)	$(9,135)	$(6,823)
Denominator – weighted average number of shares outstanding, basic and diluted	13,332,645	9,501,730	11,870,037	9,419,956
Net loss per share, basic and diluted	$(0.35)	$(0.39)	$(0.77)	$(0.72)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its condensed consolidated financial statements.

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

NOTE 3. RESTRICTED SHORT-TERM INVESTMENTS

The restricted short-term investments at June 30, 2016 and December 31, 2015 consist of certificates of deposit, which are classified as held-to-maturity. At June 30, 2016 and December 31, 2015, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At June 30, 2016 and December 31, 2015, the certificates of deposit of $150 were classified as a current asset. These certificates of deposit are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space lease, and they automatically renew every twelve months.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Raw materials	$783	$775
Finished goods	658	637
Total inventories	$1,441	$1,412

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2016	December 31, 2015
Prepaid insurance	$5	$297
Other prepaid expenses	388	370
Deposits and other current assets	96	119
Total prepaid expenses and other current assets	$489	$786

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2016 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Patents	17-19 years	$145	$(2)	$143
Trademarks	Indefinite	176	-	176
Customer relationships	3-15 years	2,998	(429)	2,569
Trade name	5 years	16	(6)	10
Non-competition clause	3-4 years	294	(145)	149
State pharmacy licenses	25 years	45	(5)	40
		$3,674	$(587)	$3,087

Amortization expense for intangible assets for the three and six months ended June 30, 2016 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Patents	$1	$-	$1	$-
Customer relationships	66	66	132	129
Trade name	1	1	2	2
Non-competition clause	23	26	46	44
State pharmacy licenses	1	1	2	1
	$92	$94	$183	$176

Estimated future amortization expense for the Company’s intangible assets at June 30, 2016 is as follows:

Remainder of 2016	$185
2017	370
2018	224
2019	213
2020	211
Thereafter	1,884
$3,087

There have been no changes in the carrying value of the Company’s goodwill during the three and six months ended June 30, 2016.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$3,785	$3,185
Deferred rent	63	63
Accrued interest (see Note 8)	108	90
Accrued exit fee for note payable (see Note 8)	500	500
Building lease liability(1)	-	46
Other accrued expenses (2)	-	23
Total accounts payable and accrued expenses	4,456	3,907
Less: Current portion	(3,956)	(3,407)
Non-current total accrued expenses	$500	$500

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $23 stock-based compensation accrual at December 31, 2015 related to stock options to be granted for consulting services provided. The stock options were granted during the six months ended June 30, 2016 and the $23 was recorded to additional paid-in-capital.

NOTE 8. DEBT

Senior Note - 2015

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “Lender”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, as amended in January 2016, the Lender made available to the Company a term loan in the aggregate principal amount of up to $10,000, all of which was drawn on May 11, 2015. The term loans bear interest at a fixed per-annum rate of 12.5% and allows for 2% of the interest to be paid-in-kind until either February 2017 or May 2017, depending upon the Company’s ability to meet certain revenue or cash balance measures. The Company is permitted to pay interest only for the first three years and after the end of the interest-only period, the Company will be required to pay interest, plus repayments of the principal amount of the term loans, in 36 equal monthly installments. The interest-only period may be reduced to 20 months if the Company does not meet certain minimum revenue or cash balance requirements and the Company would be required to pay interest, plus repayments of the principal amount of the term loan, in 24 equal monthly installments. All amounts owed under the Loan Agreement, including a final fee of 5% of the aggregate principal amount of the term loan, will be due on the earlier of May 11, 2021, or 24 months after the end of the interest-only period. The Company incurred expenses of approximately $735 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the interest method and the related liability of $500 for the final fee is included in accrued expenses (see Note 7) in the accompanying condensed consolidated balance sheets.

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

In connection with the Loan Agreement, the Company has issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, had an exercise price of $7.85 per share upon issuance and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. As described further, this warrant was amended in January 2016. For the three and six months ended June 30, 2016 and 2015, debt discount amortization related to the Loan Agreement was $109 and $217 and $70 and $70, respectively.

Convertible Senior Note – 2016

On January 22, 2016, the Company entered into a note purchase agreement (the “NPA”) with, and issued an 8.00% Convertible Senior Secured Note in the principal amount of $3,000 (the “Convertible Note”) to, the Lender. Pursuant to the terms of the NPA, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. The Company incurred expenses of approximately $228 in connection with the Convertible Note and was recorded as a debt discount. The debt discount is being amortized as interest expense over the term of the debt using the interest method.

Pursuant to the terms of the Convertible Note, the Company is obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and the Company is obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Company is permitted to redeem the Convertible Note prior to its maturity at any time on or after March 1, 2018 for cash purchase prices equal to 109% - 105% of the outstanding principal amount of the Convertible Note, depending on the date of redemption. The Convertible Note was initially convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of approximately $5.90 and subject to anti-dilution adjustment upon the Company’s first equity financing while the Convertible Note is outstanding in which it receives gross proceeds of at least $3,000, if such equity financing is completed at a per share price that is less than the conversion rate of the Convertible Note, and also subject to adjustment upon stock combinations or splits, certain recapitalizations, stock or cash dividends or other distributions of property or equity rights. Additionally, in the event of certain change of control events affecting the Company, the Company may be required, at the option of the Lender, to repurchase the Convertible Note in cash for the greater of 105% of the outstanding principal amount of the Convertible Note or the value of the shares of common stock issuable upon conversion of the Convertible Note. The relative fair value of the conversion feature was $2,322 and was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet (see also Note 10). The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three and six months ended June 30, 2016, debt discount amortization related to the Convertible Note was $155 and $309, respectively.

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

On March 16, 2016, upon the closing of the Offering (see Note 9) and pursuant to the anti-dilution adjustment provisions of the Convertible Note and the Warrant Amendment, the effective conversion price of the Convertible Note was adjusted to approximately $3.60, and the exercise price of the warrants was adjusted to $3.60 per share (see also Note 10 for further accounting discussion of the warrant exercise price and conversion provisions and related derivative liabilities).

Notes payable at June 30, 2016 was as follows:

June 30, 2016
Senior Note - 2015	$10,000
Convertible Senior Note - 2016	3,000
Add: Interest paid-in-kind	231
Less: Discount on notes	(3,818)
Less: Current portion	-
Long-term portion	$9,413

Future minimum payments as of June 30, 2016 are as follows:

Amount

Remainder of 2016	$660
2017	1,435
2018	2,981
2019	4,423
2020	4,424
Thereafter	5,711
Total minimum payments	19,634
Less: amount representing interest and interest paid-in-kind	(6,634)
Notes payable, gross	13,000
Add: interest paid-in-kind	231
Less: unamortized discount	(3,818)
Note payable and interest paid-in-kind, net of unamortized debt discount	$9,413

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

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In March 2016, in connection with the Offering, the Company reduced the amount available for sale pursuant to the Sales Agreement with Cantor Fitzgerald to shares of its common stock having an aggregate offering price of $2,625. There were no sales of stock under the Sales Agreement during the six months ended June 30, 2016, leaving an aggregate of $2,096 available for future sales of shares thereunder as of June 30, 2016.

In May 2016, 200,000 shares of the Company’s common stock underlying RSUs issued to its CEO, Mark L. Baum vested, but delivery of these shares has not yet occurred.

In May 2016, we issued 75,000 shares of the Company’s common stock, with a fair value of $302, as a contingent payment related to the acquisition of PC (defined below) (see also Note 11).

During the six months ended June 30, 2016, 19,317 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

During the six months ended June 30, 2016, the Company issued a total of 15,000 shares of common stock as a result of option exercises. The Company received $55 in cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to exercise provisions of stock options to purchase 15,000 shares of common stock with exercise price of $3.68 per share.

Preferred Stock

At June 30, 2016, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of June 30, 2016, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the six months ended June 30, 2016 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2016	1,544,026	$7.03
Options granted	412,850	$4.02
Options exercised	(15,000)	$3.68
Options cancelled/forfeit	(47,441)	$8.03
Options outstanding - June 30, 2016	1,894,435	6.37	6.35	$170
Options exercisable	724,072	6.34	5.88	$170
Options vested and expected to vest	1,777,399	6.37	6.34	$170

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2016, based on the closing price of the Company’s common stock of $3.76 on that date. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 was approximately $29.

During the six months ended June 30, 2016, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the six months ended June 30, 2016 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2016
Weighted-average fair value of options granted	$3.19
Expected terms (in years)	5.81 - 6.11
Expected volatility	101 - 107%
Risk-free interest rate	1.22 - 1.70%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2016
Weighted-average fair value of options granted	$4.37
Expected terms (in years)	10.00
Expected volatility	104%
Risk-free interest rate	1.14%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40	125,000	5.58	$2.40	125,000	$2.40
$3.96 - $4.50	588,623	7.84	$4.07	162,754	$4.35
$5.49 - $7.99	954,415	5.52	$7.54	223,924	$6.77
$8.06 - $8.99	221,367	6.47	$8.90	207,364	$8.94
$42.80	5,030	4.12	$42.80	5,030	$42.80
	1,894,435	6.35	$6.37	724,072	$6.34

As of June 30, 2016, there was approximately $5,155 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.4 years. The stock-based compensation for all stock options was $643 and $1,301 during the three and six months ended June 30, 2016, respectively.

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

In April 2016, the Company granted performance-based RSU awards to its CEO, Mark L. Baum, of up to 1,050,000 performance stock units and to its CFO, Andrew R. Boll, of up to 157,500 performance units. The performance stock units will vest on the fifth anniversary of the grant date, subject to Mr. Baum’s and Mr. Boll’s continued employment with the Company, respectively, and may vest earlier if the Company achieves and maintains certain stock price targets during the five year period following the grant date or upon a change in control if the performance-based equity award is not assumed, continued or substituted for by the acquiring entity. The market-based accelerated vesting criteria are broken into five equal tranches and require that the Company achieve and maintain certain stock price targets ranging from $9 per share to $15 per share during the five-year period following the grant date. These market-based accelerated vesting conditions and share amounts (in aggregate) are set forth below:

Tranche	Number of shares	Target share price
Tranche 1	230,000 shares	$9.00 or greater
Tranche 2	230,000 shares	$10.00 or greater
Tranche 3	230,000 shares	$12.00 or greater
Tranche 4	230,000 shares	$14.00 or greater
Tranche 5	287,500 shares	$15.00 or greater

For each respective tranche to vest the following conditions must be met: (i) the Company’s common stock must have an official closing price at or above the target share price for the respective tranche (each such date, a “Trigger Date”); (ii) during the period that includes the Trigger Date and the immediately following 19 trading days (the “Measurement Period”), the arithmetic mean of the 20 closing prices of the Company’s common stock during the Measurement Period must be at or above the target share price for such tranche; and (iii) with certain limited exceptions, the executive must be in service with the Company through the date of vesting.

Concurrent with the issuance of the performance-based restricted stock unit awards, Mr. Baum agreed to forfeit 1,050,000 RSUs subject to performance-based vesting granted to him in May 2013 and Mr. Boll agreed to forfeit 157,500 RSUs subject to performance-based vesting granted to him in February 2015. As a result, the issuance of the performance-based RSUs awarded in April 2016 have been treated as modifications of the RSUs granted to Mr. Baum in May 2013 and Mr. Boll in February 2015 for accounting purposes. The Company used a lattice binomial model to estimate a derived service period of 33 months related to the performance-based vesting grants and used the following assumptions:

2016
Market price	$3.98
Contractual terms (in years)	5.00
Expected volatility	102%
Risk-free interest rate	1.04%
Dividend yield	-

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2016	1,487,961	$3.18
RSUs granted	1,270,950	$2.25
RSUs vested	(219,317)	$8.90
RSUs cancelled/forfeit	(1,207,500)	$1.93
RSUs unvested at June 30, 2016	1,332,094	$8.74

As of June 30, 2016, the total unrecognized compensation expense related to unvested RSUs was approximately $3,874, which is expected to be recognized over a weighted-average period of 2.2 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2016 was $518 and $924, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 8), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the six months ended June 30, 2016 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price
Warrants outstanding - January 1, 2016	240,688	$7.41
Granted	-
Exercised	-
Expired/forfeited	-
Warrants outstanding and exercisable -June 30, 2016	240,688	$5.20
Weighted average remaining contractual life of the outstanding warrants in years -June 30, 2016	5.49

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

A list of the warrants outstanding as of June 30, 2016 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Note 8)	5/11/2015	125,000	$3.60	125,000	5/11/2025
Underwriter Warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		240,688	$5.20	240,688

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Employees - selling and marketing	$126	$107	$246	$175
Employees - general and administrative	980	516	1,865	1,037
Directors - general and administrative	55	63	114	108
Consultants - selling and marketing	-	17	-	41
Total	$1,161	$703	$2,225	$1,361

NOTE 10. DERIVATIVE INSTRUMENTS

During the six months ended June 30, 2016, the Company modified certain common stock purchase warrants issued in conjunction with debt which are detachable, or free standing, instruments. The warrants were considered a derivative liability upon modification and the estimated fair value of the warrants was reclassified from equity to liabilities. In addition, the Company recorded a derivative liability and debt discount associated with the estimated fair value of the embedded conversion feature in the Convertible Note (see Note 8). Both instruments contained a provision which allowed for one-time adjustments to their exercise or conversion prices. The one-time adjustment occurred upon the closing of the Company’s underwritten public offering of its common stock (see Note 9), on March 16, 2016, whereby the conversion and exercise prices were adjusted from $5.90 to $3.60 per share. At the time of the one-time adjustment, the Company reclassified the derivative liabilities to equity based on their estimated fair value at that time. The Company estimated the fair value of the derivative liabilities utilizing Level 3 inputs. The Company used the Black-Scholes-Merton option pricing model as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk-free rates) necessary to value these instruments.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing derivative liabilities:

2016
Expected volatility	103 - 111%
Risk-free interest rate	1.22 - 1.70%
Dividend yield	-

The Company estimated expected terms based on the remaining contractual life of the instruments on the date of the fair value measurement. The warrant expires on May 11, 2025 and the convertible note matures on May 11, 2021.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2016
Warrant derivative liability:
Balance at January 1, 2016	$-
Modification of warrant and reclassification from equity to liabilities	675
Change in fair value	(211)
Reclassification from liabilities to equity upon closing of public equity offering	(464)
Balance at June 30, 2016	$-

Embedded conversion feature derivative liability:
Balance at January 1, 2016	$-
Embedded conversion feature in Convertible Note issued	2,322
Change in fair value	324
Reclassification from liabilities to equity upon closing of public equity offering	(2,646)
Balance at June 30, 2016	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

Contingent Acquisition Obligation

On April 1, 2014, the Company acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“PC”). The sellers of PC, are entitled to receive certain payments, including contingent consideration upon certain conditions, if PC earns revenue of between $3,500 and $7,500 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares). The estimated fair value of the contingent acquisition obligation was $483 and included in the contingent acquisition obligation in the accompanying condensed balance sheet at December 31, 2015. During May 2016, the Company paid the sellers of PC $100 in cash and 75,000 shares of its common stock with a fair value of $302, as payment in full related to the contingent acquisition obligation. Related to the payment of the contingent acquisition obligation the Company recorded a gain of $81 during the three and six months ended June 30, 2016, which is included in other income in the accompanying condensed consolidated statement of operations.

Legal

Urigen, et. al, Litigation

On October 2014, the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”) for a license of certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. The Company, as the plaintiff, filed a civil action in the San Diego Superior Court against Urigen in December 2015, wherein the Company outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected the Company’s ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. The Company filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101. In June 2016, the Company received notice from Urigen of their election to terminate the Urigen License. The Company has made accruals related to the contractual terms of Urigen License, however the outcome of these claim may have a material effect on the Company’s consolidated financial position and results of operations that differ from those accruals, although such amount cannot be reasonably estimated at this time.

Corwin, Kammer, et. al. Litigation

In February 2014, Robert Kammer (“Kammer”), the Company’s Chairman of the Board, filed a lawsuit in the San Diego Superior Court against Merlyn Corwin (“Corwin”) to enforce his contract rights related to a settlement agreement the parties had previously entered into involving shares of the Company’s common stock. Corwin filed an answer to the complaint in March 2014 and in June 2014 filed the first amended cross complaint adding the Company as a cross-defendant. In August 2014, Corwin filed a seconded amended cross complaint (the “SACC”) which added Mark Baum (“Baum”), the Company’s Chief Executive Officer, and an individual who previously provided consulting services to the Company as additional cross-defendants. The SACC alleged numerous causes of action including securities fraud, concealment, misrepresentations, inducement of misrepresentations, rescission – undue influence, intentional infliction of emotional distress and declaratory relief of invalidity of the settlement agreement. In September 2014, the Company and Baum filed an anti-strategic lawsuit against public participation motion (“Anti-SLAPP”), arguing all allegations in the SACC were based on protected activity under the litigation privilege. Kammer also filed an Anti-SLAPP motion in October 2014. In November 2014, the Company, Baum and Kammer were granted both Anti-SLAPP motions, with the ruling judge deciding that the parties successfully demonstrated that the allegations arose from activity protected by the litigation privilege. The judge further found that the evidence Corwin relied upon in her arguments failed to demonstrate a probability that she could prevail on any of the claims. The court then ordered Corwin to pay the Company’s and Baum’s attorney fees and the case was dismissed. In May 2015, Corwin filed an appeal and in November 2015, the appellate court reversed the Anti-SLAPP decision of the trial court. In April 2016, the Company and Baum filed a demurrer to the SACC. The court ordered a ruling on the demurrer in June 2016, dismissing most of the causes of action against Baum and the Company, but leaving the claim for fraud by concealment and intentional infliction of emotional distress. At all times relevant to this matter, the Company and Baum have never met with, spoken to, emailed, text messaged or otherwise communicated with Corwin. The Company expects a summary judgement motion will likely be filed later this year. The Company has previously and continues to dispute all claims against it and intends to vigorously defend these allegations.

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

Insurance Claims

In June 2016, the Company’s Texas based facility was damaged related to a malfunction with the property’s sprinkler system. The Company commenced restoration efforts and filed claims for damages under its insurance policies, including claims related to business interruption. If the Company is not fully reimbursed for its damages through these insurance claims, there may be a material adverse effect on the Company’s consolidated financial position and results of operations, although such amount cannot be reasonably estimated at this time, and no accruals related to these claims have been recorded.

Asset Purchase, License and Commission Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase, license and commission agreements. In consideration for the acquisition of the intellectual property rights, the Company is obligated to make certain milestone payments related to patent and regulatory filings to the Inventors and also make payments, in one instance a minimum annual amount, based on certain percentages of revenues and net sales amounts, as defined within the respective agreements. During the three and six months ended June 30, 2016 and 2015 the Company recognized $91 and $452, respectively, and $48 and $50, respectively, in expense amounts related to these agreements. Such amounts are included in cost of sales and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2016 and 2015 are attributed to the U.S. All long-lived assets at June 30, 2016 and December 31, 2015 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and six months ended June 30, 2016 and 2015.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 86% and 71% during the three and six months ended June 30, 2016, respectively, and 51% and 57% during the three and six months ended June 30, 2015, respectively, of active pharmaceutical ingredient purchases.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2016 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

In August 2016, the Company entered into an equipment sale-leaseback agreement (the “Lease Agreement”) with Essex Capital Corporation (“Essex”). Pursuant to the terms of the Lease Agreement, the Company sold certain equipment (the “Equipment”) to Essex for a total purchase price of approximately $2,000, which was leased back to the Company under a thirty-six (36) month term net basis lease with monthly payments of approximately $64. The lease term may be extended for an additional twelve (12) month period in the event the Company’s achieves certain financial milestones. The Company has the right to purchase the Equipment from Essex upon the expiration of the Lease Agreement for a purchase price equal to the Equipment’s then fair market value, with such fair market value not to exceed fifteen percent (15%) of the original Equipment cost. If the equipment is not purchased, the Company may automatically extend the lease on a month-to-month basis or return the equipment and terminate the Lease Agreement.

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

Overview

We are a national leader in the development, production and dispensing of innovative proprietary compounded pharmaceuticals that we make available to physicians and patients at affordable prices. All of the drugs we make require a physician’s prescription. Under our Imprimis Cares program, we own, market and dispense a portfolio of lower-cost compounded alternatives to higher-priced FDA-approved drugs in several therapeutic areas, including ophthalmology, urology, dermatology and infectious diseases. We believe our proprietary formulations may offer competitive advantages and serve unmet needs in the marketplace. We plan to expand our Imprimis Cares program by introducing additional customizable compounded drug formulations in order to provide patients with access to alternatives to increasingly expensive FDA-approved medications. Our Imprimis Cares program aligns with our corporate mission, vision and values of providing physicians and their patients with high-quality individualized compounded medications at accessible prices.

In addition to the Imprimis Cares program, we also make and dispense a portfolio of non-proprietary compounded drugs in therapeutic areas that may be overlooked by commercial pharmaceutical companies. We offer customizable compounding products that consist of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas, including oncology, autoimmunity, chronic infectious diseases and endocrine and metabolic diseases.

We own four ImprimisRx compounding facilities, based in New Jersey, California, Texas and Pennsylvania, through which we make, dispense and sell our proprietary compounded formulations and other non-proprietary products. All of our customized formulations are made in the United States of America.

All of our proprietary compounded formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe customized medicines based on individual patient needs. We pursue a development pathway for formulation candidates that involves working collaboratively with inventors to identify and evaluate intellectual property related to a formulation, assess relevant markets for the formulation, and seek to validate the clinical experience relating to the formulation with the objective of investing in commercialization activities. Although our business is focused on a compounding commercialization strategy, we may also consider other commercialization pathways, including pursuing FDA approval to market and sell or license a drug formulation or technology.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $66,899 at June 30, 2016. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We produce and sell a portfolio of compounded formulations in the ophthalmology, otolaryngology, urology and infectious diseases therapeutic areas. Many of our core formulations are patent-pending. We dispense and sell these formulations through our four ImprimisRx compounding pharmacy facilities. Our Texas facility is registered with the FDA as an outsourcing facility under Section 503B of the Federal Food, Drug & Cosmetic Act. Our New Jersey and California facilities, which make and dispense both sterile and non-sterile compounded drugs are licensed as pharmacies operating under Section 503A of the Drug Quality & Security Act (DQSA) passed in November of 2013. Our Pennsylvania facility, which makes and dispenses non-sterile compounded drugs, is also a licensed pharmacy under Section 503A of the DQSA.

Compounded Formulations

Ophthalmic Formulations

In 2013, we acquired intellectual property trademarked as SSP Technology®, which relates to compounded formulations for the combination and administration of anti-inflammatory and anti-bacterial agents after the completion of an ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of small, uniform particle sizes, which enables these compounded formulations to be used as an intraoperative injectable or as a topical eye drop. Since the acquisition of our SSP Technology, we have continued the development of the platform to include additional active pharmaceutical ingredients, such as NSAIDs.

Our Dropless® Therapy formulations are available in single, injectable intraocular doses administered following ocular surgery. Ophthalmologists have reported that use of our Dropless Therapy formulations has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgery, thereby largely eliminating patient non-compliance and dosing errors associated with post-operative self-administered eye drop care regimens. Since launching these formulations in April 2014, multiple investigator initiated studies have been completed and their positive findings published in trade and peer reviewed publications. Nearly 1,000 ophthalmologists have adopted our Dropless Therapy formulations and a growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become Dropless Therapy customers.

Our LessDrops® topical formulations, initially introduced during first quarter 2015, combine eye drop formulations for patients following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), cataract and other ocular surgeries. We estimate that our LessDrops combination eye drop formulations may require the administration of up to 50% fewer drops by patients post-surgery and may cost up to 75% less than other currently available post-surgery drops regimens. We plan to add to our portfolio of LessDrops topical formulations in order to deliver additional eye drop choices for our ophthalmologist customers.

Imprimis Cares Compounded Therapeutic Alternatives

Under our Imprimis Cares platform, we own and sell a portfolio of compounded pharmaceuticals in several therapeutic areas. In October 2015, we introduced our compounded pyrimethamine and leucovorin formulations, a lower-cost therapeutic alternative to FDA-approved Daraprim® for the treatment of toxoplasmosis. Toxoplasmosis can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our pyrimethamine and leucovorin formulations are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations. In May 2016, we introduced our patent-pending tiopronin delayed-release compounded formulations that may be prescribed by physicians as a lower-cost alternative to FDA-approved Thiola® for cystinuria patients. We also offer delayed-release formulations of tiopronin, the active drug ingredient in Thiola and potassium citrate, which is commonly prescribed and taken separately as an alkalizing agent. Cystinuria is an inherited disease that causes stones made of the amino acid cystine to form in the kidneys, bladder and/or urethra. We also offer proprietary formulations under our Imprimis Cares platform commonly prescribed by dermatologists and intend to launch new formulations over the next twelve months within other therapeutic areas.

Other Proprietary Formulations

In May 2016, we launched our patent-pending IV Free MKO Melt™ conscious sedation formulation. The MKO Melt is administered sublingually to sedate patients undergoing ocular surgeries and may have uses for other surgical procedures outside of ophthalmology. In October 2015, we acquired the assets of a leading U.S. provider of topical compounded sinus formulations, delivery systems and patented packaging. Our topical delivery platform delivers sinusitis medications locally to the sinonasal mucosa, which is typically the direct site and probable source of the problem. We also offer proprietary formulations for patients suffering from interstitial cystitis, also known as painful bladder syndrome.

Non-proprietary Compounded Formulations

Our portfolio of non-proprietary compounded medications include sterile injectable and non-sterile integrative therapies in therapeutic areas that may be overlooked by commercial pharmaceutical companies, such as oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. We also offer customizable hormone replacement therapies and a variety of weight loss and dermatology compounded formulations. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

Compounding Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Generally, compounding pharmacies combine different ingredients, most of which may be FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Often this is because a standard medication approved by the FDA is not appropriate for a particular patient’s needs. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A compounding pharmacy is only permitted to compound or prepare a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our four ImprimisRx compounding pharmacies make, dispense and sell our proprietary and non-proprietary compounded formulations and are collectively licensed to distribute to 50 states.

In April 2016, we registered our Texas facility with the FDA as a Section 503B outsourcing facility. An outsourcing facility is an entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation. An outsourcing facility is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). In June 2016, our Texas facility was damaged related to a faulty sprinkler head. We immediately commenced restoration efforts, notified our insurance carrier and filed claims for damages under our insurance policies, including claims related to business interruption. Restoration and reconstruction efforts were completed in July 2016, and we have begun the quality assurance activities required to meet cGMP. We believe following completion of our quality assurance activities, we will begin dispensing our formulations from our Texas outsourcing facility in October 2016. In addition, we have finalized constructions efforts of our pharmacy in New Jersey and may elect to register it with the FDA as our second outsourcing facility, however, we have not yet made that determination as of this date. We estimate that our capital expenditures to build and equip the New Jersey facility are approximately $4,900, of which, we have paid approximately $4,595 as of June 30, 2016. We also intend to invest approximately $500 to improve and add capacity to our California based pharmacy. We expect efforts related to the improvement of our Irvine pharmacy to be completed in October 2016.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase sales of our proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our pharmacy operations, optimize pricing and obtain reimbursement options for our proprietary compounded formulations, and continue to pursue development and commercialization opportunities for certain of our ophthalmology, urology and other assets that we have not yet made commercially available as compounded formulations. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “—Liquidity and Capital Resources” below.\

Selection and Development of Formulations

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to introduce new lower-cost compounded formulation alternatives to higher-priced FDA-approved drugs, as part of our Imprimis Cares initiative. Our product development strategy is to focus on a select few therapeutic areas in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations within these therapeutic areas that could afford us with gross margins. However, our expectations and assumptions about market potential and patient needs may prove to be wrong and we may invest capital and other resources on formulations that do not generate sufficient revenues for us to recoup our investment. Additionally, we will need to rely on relationships with third parties, including pharmacists, physicians and other inventors, to assist in the identification, research, development and assessment of such formulations, which exposes us to risks. Moreover, we may be unable to identify attractive acquisition opportunities and negotiate agreements with their owners that are acceptable to us, particularly if such assets involve competition among several purchasers, and we have limited resources to invest in or acquire additional potential product development assets and integrate them into our business.

Compounding Strategy

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our compounding pharmacies pursuant to a prescription for an individually identified patient. Additionally, we are in the process of developing and registering our New Jersey facility as an outsourcing facility. We are working to expand our pharmacy operations and personnel and develop our facilities into a unified compounding pharmacy network. For instance, we have begun developing “ImprimisRx” as a uniform brand for our compounding facilities, with the intent of renaming all of our compounding facilities under this name. These efforts may also entail seeking to acquire new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. However, we have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful.

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

Sales and Marketing Efforts

Although we have engaged distributors for certain of our proprietary compounded formulations in certain non-U.S. markets and have out-licensed certain of our technology in international markets, such as Canada, we expect to continue to focus our efforts on our U.S. commercial opportunities during 2016. Our sales and marketing efforts are currently organized into two departments, one of which focuses on our ophthalmology formulations and the other of which focuses on our available formulations in other therapeutic areas. We have also begun to establish a sales and marketing team focused on our non-ophthalmology business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our formulations. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our recent launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

Recent Developments

The following describes certain developments in 2016 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments. Dollar amounts are expressed in thousands.

Equipment Lease

In August 2016, we entered into an equipment sale-leaseback agreement (the “Lease Agreement”) with Essex Capital Corporation (“Essex”). Pursuant to the terms of the Lease Agreement, we sold certain equipment (the “Equipment”) to Essex for a total purchase price of approximately $2,000, which was leased back to us under a thirty-six (36) month term net basis lease with monthly payments of approximately $64. The lease term may be extended for an additional twelve (12) month period in the event we achieve certain financial milestones. We have the right to purchase the Equipment from Essex upon the expiration of the Lease Agreement for a purchase price equal to the Equipment’s then fair market value, with such fair market value not to exceed fifteen percent (15%) of the original Equipment cost. If the equipment is not purchased, we may automatically extend the lease on a month-to-month basis or return the equipment and terminate the Lease Agreement.

Public Equity Offerings

On March 16, 2016, we closed an underwritten public offering of 3,335,000 shares of our common stock at a per share price to the public of $3.60, and we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses. We are using the net proceeds from the offering for working capital and general corporate purchases.

On November 27, 2015, we entered into a Controlled Equity OfferingSM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor Fitzgerald), pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement we have filed with the Securities and Exchange Commission. We have agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and to reimburse Cantor Fitzgerald for certain fees and expenses in an amount not to exceed $50. As of August 12, 2016, shares having an aggregate offering price of $2,096 remain available for future sale under the Sales Agreement.

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

On May 11, 2015, we entered into a loan agreement with LSAF, pursuant to which we have received a term loan in the principal amount of $10,000 (the “LSAF Loan”). The LSAF Loan bears interest at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years or, if we do not meet certain minimum revenue or cash balance requirements, the first 20 months. The LSAF Loan, plus a final fee of 5% of the aggregate principal amount of the LSAF Loan, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. As of June 30, 2016, our interest payment obligations to date relating to the LSAF Loan totaled approximately $1,212; we expect our interest payment obligations relating to the LSAF Loan and the Convertible Note to collectively total $1,303 in 2016.

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

Comparison of three and six months ended June 30, 2016 and 2015

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,		$
	2016	2015	Variance	2016	2015	Variance
Sales, net	$4,902	$1,917	$2,985	$9,283	$3,479	$5,804
License revenues	5	50	(45)	5	51	(46)
Total revenues	$4,907	$1,967	$2,940	$9,288	$3,530	$5,758

The increase in revenue between periods was mostly attributable to increased sales of our proprietary formulations and introduction of new proprietary formulations throughout calendar 2015, including our LessDrops formulations and urology based formulations. Our ophthalmology related revenues attributed approximately $2,617 and $4,405 during the three and six months ended June 30, 2016, compared to $612 and $933 during the same periods last year, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
Cost of sales	$2,172	$1,050	$1,122	$4,421	$2,057	$2,364

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

The following presents our selling and marketing expenses for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
Selling and marketing	$2,270	$1,630	$640	$4,170	$2,642	$1,528

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

The following presents our general and administrative expenses for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
General and administrative	$4,397	$2,743	$1,654	$8,337	$5,223	$3,114

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

The following presents our research and development expenses for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
Research and development	$76	$25	$51	$122	$206	$(84)

The variance in research and development expenses between periods was primarily attributable to change in timing of our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Interest Income

Interest income was $6 and $8 for the three and six months ended June 30, 2016, respectively, compared to $4 and $6 for the same periods in the prior year.

Interest Expense

Interest expense was $637 and $1,268 for the three and six months ended June 30, 2016, respectively, compared to $253 and $262 for the same periods in the prior year, respectively. The increase was primarily due to interest expense recognition related to the LSAF Loan and Convertible Note, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Net Loss

Net loss for the three and six months ended June 30, 2016 was $(4,639) and $(9,135), or $(0.35) and $(0.77) basic and diluted net loss per share, respectively, compared to a net loss for the same periods in the prior year of $(3,730) and $(6,823), or $(0.39) and $(0.72), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Liquidity

Our cash on hand at June 30, 2016 was $5,441, compared to $2,685 at December 31, 2015. The increase in cash on hand was primarily attributable to our underwritten public offering in 2016 of 3,335,000 shares of our common stock at a per share price to the public of $3.60, in which we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses. We are using the net proceeds from the offering for working capital and general corporate purchases.

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $5,591 at June 30, 2016, $2,000 in gross proceeds from our equipment lease which closed in August 2016, and expected future revenues, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations to pursue our business plan, which includes developing and commercializing compounded formulations and technologies, integrating and expanding our compounding operations, including capital expenditures related to construction efforts to improve our California and Pennsylvania pharmacies, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy, outsourcing facilities, drug company and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any product candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows for the six months ended June 30, 2016 and 2015:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash used in operating activities	$(5,068)	$(5,447)
Net cash used in investing activities	(5,980)	(3,213)
Net cash provided by financing activities	13,804	10,500
Net change in cash and cash equivalents	2,756	1,840
Cash and cash equivalents at beginning of the period	2,685	8,211
Cash and cash equivalents at end of the year	$5,441	$10,051

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $(5,068), as compared to $(5,447) used in operating activities during the same period in the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $(5,980) and $(3,213), respectively. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey and Texas facilities. Cash used in investing activities in 2015 was primarily related to our acquisition of Park.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $13,804 and $10,500, respectively. Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note and proceeds received from the underwritten public offering and sale of shares of common stock in March 2016. The cash provided by financing activities during the six months ended June 30, 2015 is primarily attributable to proceeds from the LSAF Loan entered in May 2015, and the proceeds received from cash exercises of warrants.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including: (a) gross proceeds of $3,000 received in January 2016 from the Convertible Note issuance; (b) net proceeds, after deducting underwriting discounts and offering expenses payable by us of $11,088 from our sale of 3,335,000 shares of common stock in our March 2016 public offering; and (c) gross proceeds of $2,000 from our sale and leaseback of certain equipment in August 2016. We also obtain capital from product and formulation sales, but we do not presently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive $2,096 in additional gross proceeds from future sales of our common stock under the Sales Agreement, although we do not expect to receive any such proceeds until at least August 2016 as a result of certain lock-up restrictions on sales of our common stock in connection with our March 2016 public equity offering. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the LSAF Loan and the Convertible Note. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

We estimate the fair value of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. We generally use the Black-Scholes-Merton option pricing model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to estimate the fair value these instruments. Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in fair value during a given financial quarter would result in the application of non-cash derivative income.

For the six months ended June 30, 2016, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2015 10-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2016, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Urigen, et. al, Litigation

In October 2014, we entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”) for a license for certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. We, as the plaintiff, filed a civil action in the San Diego Superior Court against Urigen in December 2015, wherein we outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected our ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. We filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101 product. In June 2016, we received notice from Urigen of their election to terminate the Urigen License. We have made accruals related to the contractual terms of Urigen License, however the outcome of these claim may have a material effect on our consolidated financial position and results of operations that differ from those accruals, although such amount cannot be reasonably estimated at this time.

Corwin, Kammer, et. al. Litigation

In February 2014, Robert Kammer (“Kammer”), our Chairman of the Board, filed a lawsuit in the San Diego Superior Court against Merlyn Corwin (“Corwin”) to enforce his contract rights related to a settlement agreement the parties had previously entered into involving shares of our common stock. Corwin filed an answer to the complaint in March 2014 and in June 2014 filed the first amended cross complaint adding the Company as a cross-defendant. In August 2014, Corwin filed a seconded amended cross complaint (the “SACC”) which added Mark Baum (“Baum”), our Chief Executive Officer, and an individual who previously provided consulting services to the Company as additional cross-defendants. The SACC alleged numerous causes of action including securities fraud, concealment, misrepresentations, inducement of misrepresentations, rescission – undue influence, intentional infliction of emotional distress and declaratory relief of invalidity of the settlement agreement. In September 2014, the Company and Baum filed an anti-strategic lawsuit against public participation motion (“Anti-SLAPP”), arguing all allegations in the SACC were based on protected activity under the litigation privilege. Kammer also filed an Anti-SLAPP motion in October 2014. In November 2014, the Company, Baum and Kammer were granted both Anti-SLAPP motions, with the ruling judge deciding that the parties successfully demonstrated that the allegations arose from activity protected by the litigation privilege. The judge further found that the evidence Corwin relied upon in her arguments failed to demonstrate a probability that she could prevail on any of the claims. The court then ordered Corwin to pay the Company’s and Baum’s attorney fees and the case was dismissed. In May 2015, Corwin filed an appeal and in November 2015, the appellate court reversed the Anti-SLAPP decision of the trial court. In April 2016, the Company and Baum filed a demurrer to the SACC. The court ordered a ruling on the demurrer in June 2016, dismissing most of the causes of action against Baum and the Company, but leaving the claims for fraud by concealment and intentional infliction of emotional distress. At all times relevant to this matter, the Company and Baum have never met with, spoken to, emailed, text messaged or otherwise communicated with Corwin. The Company expects a summary judgement motion will likely be filed later this year. The Company has previously and continues to dispute all claims against it and intends to vigorously defend these allegations.

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

We have incurred losses in every year of our operations, including net losses of $(15,899) and $(10,118) for the years ended December 31, 2015 and 2014, respectively. We continue to have losses in the current quarter aggregating $(4,639) and $(9,135) for the three and six months ended June 30, 2016. A of June 30, 2016, our accumulated deficit was $(66,899). A substantial amount of the accumulated deficit was the result of our now-abandoned activities to obtain FDA approval of a drug candidate. We expect to incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We acquired our New Jersey, California, Texas and Pennsylvania compounding pharmacies in April 2014, January 2015, August 2015 and October 2015, respectively. In February 2015, we leased space in New Jersey and began construction of a new outsourcing facility to replace our current facility, which we expect to be completed near the end of the third quarter of 2016. In October 2015, we began construction on our Texas compounding pharmacy with plans to register it with the FDA as a Section 503B outsourcing facility, which we registered in April 2016. We will consider acquiring new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. We plan to expand our pharmacy operations and personnel and developing our facilities into a unified compounding pharmacy network. We have begun developing “ImprimisRx” as a uniform brand for our compounding facilities and plan to bring our compounding facilities under this name. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance,

●	we have experienced delays and increased costs in our outsourcing facility construction efforts;

●	we may not be successful in completing our construction plans on a timely basis or within budget;

●	we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future;

●	we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all;

●	changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly;

●	we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations;

●	market acceptance of compounding pharmacies generally may be curtailed or delayed; and

●	we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all.

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

We have raised over $26,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement and convertible note with LSAF. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after August 12, 2016, approximately 15% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders collectively own, or have the right to acquire within 60 days after August 12, 2016, an additional approximately 34% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.2#	Performance Stock Units Agreement, effective as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.3#	Retention Letter Agreement, dated April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.4#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.5#	Performance Stock Units Award Agreement, effective as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.6#	Retention Letter Agreement, dated April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.7#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.8#	Retention Letter Agreement, dated April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: August 15, 2016	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

