Form 10-Q
period 2016-09-30
Imprimis Pharmaceuticals, Inc.
filed 2016-11-14
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of November 11, 2016, 13,253,796 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,362	$2,685
Restricted cash and short-term investments	450	150
Accounts receivable, net	2,233	840
Insurance receivable	841	-
Inventories	1,902	1,412
Prepaid expenses and other current assets	1,162	786
Total current assets	8,950	5,873
Property, plant and equipment, net	7,346	2,657
Intangible assets, net	2,994	3,135
Goodwill	2,227	2,466
TOTAL ASSETS	$21,517	$14,131
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,795	$3,407
Accrued payroll and related liabilities	1,291	1,200
Deferred revenue and customer deposits	55	65
Current portion of deferred acquisition obligation and accrued interest	205	198
Current portion of contingent acquisition obligation	-	483
Current portion of capital lease obligations, net of unamortized discount	434	21
Total current liabilities	5,780	5,374
Capital lease obligations, net of current portion and unamortized discount	1,439	1
Deferred acquisition obligation, net of current portion	104	258
Accrued expenses, net of current portion	585	500
Deferred tax liability	1,047	1,047
Note payable and paid-in-kind interest, net of unamortized debt discount	8,816	8,336
Convertible note payable, net of unamortized debt discount	914	-
TOTAL LIABILITIES	18,685	15,516
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized, 13,229,320 and 9,755,678 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13	10
Additional paid-in capital	73,568	56,369
Accumulated deficit	(70,749)	(57,764)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,832	(1,385)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,517	$14,131

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Sales, net	$4,858	$2,682	$14,141	$6,161
License revenues	3	1	8	52
Total revenues	4,861	2,683	14,149	6,213
Cost of sales	(2,339)	(1,202)	(6,760)	(3,259)
Gross profit	2,522	1,481	7,389	2,954
Operating expenses:
Selling and marketing	1,797	1,813	5,967	4,455
General and administrative	5,018	3,104	13,355	8,327
Research and development	16	93	138	299
Impairment of intangible assets and goodwill	303	-	303	-
Total operating expenses	7,134	5,010	19,763	13,081
Loss from operations	(4,612)	(3,529)	(12,374)	(10,127)
Other income (expense):
Interest expense, net	(732)	(423)	(1,992)	(679)
Change in fair value of derivative liabilities	-	-	(113)	-
Other income, net	1,494	-	1,494	31
Total other income (expense), net	762	(423)	(611)	(648)
Net loss	$(3,850)	$(3,952)	$(12,985)	$(10,775)
Basic and diluted net loss per share of common stock	$(0.29)	$(0.41)	$(1.05)	$(1.13)
Weighted average number of shares of common stock outstanding, basic and diluted	13,471,004	9,603,541	12,404,328	9,501,730

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,985)	$(10,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	699	186
Amortization of intangible assets	262	264
Amortization of debt discount	829	175
Paid-in-kind added to principal of note payable	153	79
Non-cash gain on contingent acquisition obligations	(83)	(31)
Change in fair value of derivative liabilities	113	-
Impairment of intangible assets and goodwill	303	-
Stock-based compensation	2,989	2,317
Issuance of warrant related to litigation settlement	115	-
Changes in assets and liabilities, net of effects from acquisitions:
Accounts and insurance receivable	(2,162)	(221)
Inventories	(490)	(605)
Prepaid expenses and other current assets	(450)	(444)
Accounts payable and accrued expenses	1,648	845
Accrued payroll and related liabilities	93	349
Deferred revenue and customer deposits	(11)	19
NET CASH USED IN OPERATING ACTIVITIES	(8,977)	(7,842)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments on Pharmacy Creations contingent acquisition obligation	(100)	-
Purchase of Central Allen Pharmacy, net of cash	-	(421)
Purchase of Park Compounding, net of cash	-	(3,005)
Investment in marketable securities	(300)	-
Investment in patent and trademark assets	(185)	(129)
Purchases of property, plant and equipment	(6,540)	(704)
NET CASH USED IN INVESTING ACTIVITIES	(7,125)	(4,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(119)	(18)
Net proceeds from public equity offering	11,088	-
Payments on Park deferred acquisition obligation	(145)	(87)
Proceeds from note payable, net of issuance costs	-	9,303
Proceeds from convertible note payable, net of issuance costs	2,772	-
Proceeds from Essex leaseback, net of issuance costs	1,933	-
Net proceeds from ATM sales of common stock	195	-
Net proceeds from exercise of warrants and stock options	55	1,248
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,779	10,446
NET CHANGE IN CASH AND CASH EQUIVALENTS	(323)	(1,655)
CASH AND CASH EQUIVALENTS, beginning of period	2,685	8,211
CASH AND CASH EQUIVALENTS, end of period	$2,362	$6,556
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9	$1
Cash paid for interest	$984	$414
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$2,322	$-
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$2,646	$-
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$675	$-
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$464	$-
Issuance of common stock and fair value of deferred acquisition obligations related to the purchase of Park Compounding	$-	$1,016
Issuance of common stock and to settle contingent acquisition obligation related to the purchase of PC	$302	$-
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$23	$39
Final fee on notes payable recorded as debt discount and included in accrued expenses	$-	$500
Estimated relative fair value of warrants issued in connection with note payable	$-	$840
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$122	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a national leader in the development, production and dispensing of novel compounded pharmaceuticals. The Company is focused on patient outcomes and affordability by offering high quality customizable compounded drugs in all 50 states. Imprimis is headquartered in San Diego, California and operates three pharmacy facilities located in California, New Jersey and Pennsylvania, which may be referred hereinafter collectively as our “ImprimisRx compounding facilities.”

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the nine months ended September 30, 2016 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Going Concern and Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $12,985 and $10,775 for the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $70,749 and $57,764 as of September 30, 2016 and December 31, 2015, respectively. In addition, the Company used cash in operating activities of $8,977 and $7,842 for the nine months ended September 30, 2016 and 2015, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted investments of approximately $2,812 at September 30, 2016, along with $841 in proceeds received from insurance claims (see Note 12), is not sufficient to sustain the Company’s planned level of operations for at least the next twelve months. The Company’s history of recurring losses, and uncertainties as to whether the Company’s operations will become profitable, raise substantial doubt about its ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is not able to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the condensed consolidated financial statements.

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

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner, per deposit category, with the same institution. At September 30, 2016, the Company had approximately $2,111 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers that the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $272 and $180 as of September 30, 2016 and December 31, 2015, respectively.

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

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess. See the impairment amount recorded to goodwill during the three months ended September 30, 2016 below.

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

In September 2016, the Company decided to cease operations at its Texas facility, and began winding down the operations. Based on current projections regarding future cash flows of the Texas facility and the related subsidiary, the evaluation resulted in an impairment of $64 related to intangible assets and $239 related to goodwill, recorded to impairment of intangible assets and goodwill on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2016.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable and capital lease obligations in the condensed consolidated balance sheets. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

At September 30, 2016 and December 31, 2015, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At September 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, customer deposits, deferred acquisition obligations, notes payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, notes payable and capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, notes payable and capital leases, approximate their respective fair values.

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

Third Party Billing and Collection Agreements

In connection with its acquisition of South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Total billing and collection management expense under this agreement for the three and nine months ended September 30, 2016 were $0 and $24, respectively, and $7 and $28, for the three and nine months ended September 30, 2015, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations. The amounts due under the agreement as of September 30, 2016 and December 31, 2015 were $30 and $81, respectively.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2016, there were no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. The Company is subject to taxation in the United States, New Jersey, Texas, Pennsylvania and California. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested RSUs and warrants were 4,424,397 and 3,382,512 at September 30, 2016 and 2015, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to our CEO, Mark Baum, that have vested, but issuance and delivery of shares has not occurred and RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at September 30, 2016 and 2015 was 281,283 and 39,880, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2016 and 2015:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Numerator – net loss	$(3,850)	$(3,952)	$(12,985)	$(10,775)
Denominator – weighted average number of shares outstanding, basic and diluted	13,471,004	9,603,541	12,404,328	9,501,730
Net loss per share, basic and diluted	$(0.29)	$(0.41)	$(1.05)	$(1.13)

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

In August 2014, the FASB issued new accounting guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company will apply the guidance and disclosure provisions of the new standard upon adoption in its 2016 annual consolidated financial statements.

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

NOTE 3. RESTRICTED CASH AND SHORT-TERM INVESTMENTS

The restricted cash and short-term investments at September 30, 2016 and December 31, 2015 consisted of certificates of deposit, which are classified as held-to-maturity, and funds held in a money market account. At September 30, 2016 and December 31, 2015, the restricted short-term investments were recorded at amortized cost, which approximates fair value.

At September 30, 2016 and December 31, 2015, the certificates of deposit and funds held in a money market account of $450 and $150 were classified as a current asset. These certificates of deposit and money market account funds are required as collateral under the Company’s corporate credit card agreement and additional security for the Company’s office space and New Jersey facility lease, and the certificates of deposit automatically renew every twelve months.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Raw materials	$801	$775
Finished goods	1,101	637
Total inventories	$1,902	$1,412

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
Prepaid insurance	$443	$297
Other prepaid expenses	613	370
Deposits and other current assets	106	119
Total prepaid expenses and other current assets	$1,162	$786

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2016 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$168	$(6)	$-	$162
Trademarks	Indefinite	201	-	-	201
Customer relationships	3-15 years	2,998	(488)	(15)	2,495
Trade name	5 years	16	(6)	(1)	9
Non-competition clause	3-4 years	294	(161)	(20)	113
State pharmacy licenses	25 years	45	(4)	(28)	13
		$3,722	$(665)	$(64)	$2,994

Amortization expense for intangible assets for the three and nine months ended September 30, 2016 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Patents	$4	$-	$5	$-
Customer relationships	60	66	191	195
Trade name	-	1	2	2
Non-competition clause	16	22	62	66
State pharmacy licenses	-	-	2	1
	$79	$88	$262	$264

Estimated future amortization expense for the Company’s intangible assets at September 30, 2016 is as follows:

Remainder of 2016	$90
2017	357
2018	216
2019	212
2020	210
Thereafter	1,908
$2,994

Changes to the carrying value of the Company’s goodwill during the nine months ended September 30, 2016 was as follows:

Balance at December 31, 2015	2,466
Impairment related to Texas facility cessation	(239)
Balance at September 30, 2016	$2,227

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$3,222	$3,185
Deferred rent	429	63
Accrued interest (see Note 8)	108	90
Accrued exit fee for note payable (see Note 8)	500	500
Building lease liability(1)	121	46
Other accrued expenses (2)	-	23
Total accounts payable and accrued expenses	4,380	3,907
Less: Current portion	(3,795)	(3,407)
Non-current total accrued expenses	$585	$500

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. In September 2016, the Company decided to cease operations at its Texas location and started steps to wind down operations. The Company recognized a loss of $121 during the nine months ended September 30, 2016 related to the estimated remaining lease liability. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $23 stock-based compensation accrual at December 31, 2015 related to stock options to be granted for consulting services provided. The stock options were granted during the nine months ended September 30, 2016 and the $23 was recorded to additional paid-in-capital.

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

In connection with the Loan Agreement, the Company has issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, had an exercise price of $7.85 per share upon issuance and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. As described further, this warrant was amended in January 2016. For the three and nine months ended September 30, 2016 and 2015, debt discount amortization related to the Loan Agreement was $110 and $327 and $105 and $175, respectively.

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

Pursuant to the terms of the Convertible Note, the Company is obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and the Company is obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Company is permitted to redeem the Convertible Note prior to its maturity at any time on or after March 1, 2018 for cash purchase prices equal to 109% - 105% of the outstanding principal amount of the Convertible Note, depending on the date of redemption. The Convertible Note was initially convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of approximately $5.90 and subject to anti-dilution adjustment upon the Company’s first equity financing while the Convertible Note is outstanding in which it receives gross proceeds of at least $3,000, if such equity financing is completed at a per share price that is less than the conversion rate of the Convertible Note, and also subject to adjustment upon stock combinations or splits, certain recapitalizations, stock or cash dividends or other distributions of property or equity rights. Additionally, in the event of certain change of control events affecting the Company, the Company may be required, at the option of the Lender, to repurchase the Convertible Note in cash for the greater of 105% of the outstanding principal amount of the Convertible Note or the value of the shares of common stock issuable upon conversion of the Convertible Note. The relative fair value of the conversion feature was $2,322 and was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet (see also Note 10). The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three and nine months ended September 30, 2016, debt discount amortization related to the Convertible Note was $155 and $464, respectively.

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

On March 16, 2016, upon the closing of the Offering (see Note 10) and pursuant to the anti-dilution adjustment provisions of the Convertible Note and the Warrant Amendment, the effective conversion price of the Convertible Note was adjusted to approximately $3.60, and the exercise price of the warrants was adjusted to $3.60 per share (see also Note 10 for further accounting discussion of the warrant exercise price and conversion provisions and related derivative liabilities).

Notes payable at September 30, 2016 was as follows:

September 30, 2016
Senior Note - 2015	$10,000
Convertible Senior Note - 2016	3,000
Add: Interest paid-in-kind	283
Less: Discount on notes	(3,553)
Less: Current portion	-
Long-term portion	$9,730

Future minimum payments as of September 30, 2016 are as follows:

Amount

Remainder of 2016	$437
2017	1,435
2018	2,981
2019	4,423
2020	4,424
Thereafter	5,711
Total minimum payments	19,411
Less: amount representing interest and interest paid-in-kind	(6,411)
Notes payable, gross	13,000
Add: interest paid-in-kind	283
Less: unamortized discount	(3,553)
Note payable and interest paid-in-kind, net of unamortized debt discount	$9,730

NOTE 9. CAPITAL LEASE OBLIGATION

On August 9, 2016, the Company entered into a commercial lease agreement (the “Lease Agreement”) with Essex Capital Corporation (“Essex”). Pursuant to the terms of the Lease Agreement, the Company sold certain equipment (the “Equipment”) to Essex for a total purchase price of approximately $2,000, which was leased back to the Company under a thirty-six month term net basis lease with monthly payments of approximately $64. The fair value and undepreciated amounts of equipment sold and leased under the Lease Agreement totaled approximately $2,000. The lease term may be extended for an additional twelve month period in the event the Company achieves certain financial milestones. The Company has the right to purchase the Equipment from Essex upon the expiration of the Lease Agreement for a purchase price equal to the Equipment’s then fair market value, with such fair market value not to exceed fifteen percent of the original Equipment cost. If the equipment is not purchased, the Company may automatically extend the lease on a month-to-month basis or return the equipment and terminate the Lease Agreement. The Company expects to purchase the Equipment at the end of the term of the lease and included the final payment amount of $300 in its future payment schedule. The Company also incurred expenses of approximately $67 in connection with the Lease Agreement. The issuance costs were recorded as a discount. The discount is being amortized as interest expense over the term of the lease using the interest method. The Company used an interest rate of 16.8% for calculation of the present value of the future minimum payments under the Lease Agreement and is amortizing the debt issuance costs at a rate of 1.8%. For the three and nine months ended September 30, 2016, debt discount amortization related to the Lease Agreement was $37.

The Company has also leased other equipment under capital leases with an interest rate of 4.25% per annum. At September 30, 2016, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2016	$194
2017	775
2018	773
2019	751
Total minimum lease payments	2,493
Less: amount representing interest payments	(590)
Present value of future minimum lease payment	1,903
Less: current portion	(434)
Less: unamortized discount	(30)
Capital lease obligation, net of current portion and unamortized discount	$1,439

NOTE 10. STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

In March 2016, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with National Securities Corporation and several other underwriters, under which the Company sold in a firm-commitment public offering (the “Offering”), 3,335,000 shares of the Company’s common stock at $3.60 per share. The Offering closed on March 16, 2016. The Company received net proceeds of $11,088, after deducting the underwriting discount and the offering expenses payable by the Company.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In March 2016, in connection with the Offering, the Company reduced the amount available for sale pursuant to the Sales Agreement with Cantor Fitzgerald to shares of its common stock having an aggregate offering price of $2,625. The Company sold 48,642 shares of common stock and received net proceeds of $195, after deducting $16 for sales commission and offering expenses, under the Sales Agreement during the nine months ended September 30, 2016, leaving an aggregate of $1,885 available for future sales of shares thereunder as of September 30, 2016.

In May 2016, 200,000 shares of the Company’s common stock underlying RSUs issued to its CEO, Mark L. Baum vested, but delivery of these shares has not yet occurred.

In May 2016, we issued 75,000 shares of the Company’s common stock, with a fair value of $302, as a contingent payment related to the acquisition of PC (defined below) (see also Note 12).

During the nine months ended September 30, 2016, 33,154 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

During the nine months ended September 30, 2016, the Company issued a total of 15,000 shares of common stock as a result of option exercises. The Company received $55 in cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to exercise provisions of stock options to purchase 15,000 shares of common stock with exercise price of $3.68 per share.

Preferred Stock

At September 30, 2016, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of September 30, 2016, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the nine months ended September 30, 2016 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2016	1,544,026	$5.74
Options granted	502,350	$4.02
Options exercised	(15,000)	$3.68
Options cancelled/forfeit	(60,313)	$8.02
Options outstanding - September 30, 2016	1,971,063	6.25	6.28	$178,525
Options exercisable	760,071	6.26	5.86	$176,250
Options vested and expected to vest	1,850,552	6.25	6.27	$178,298

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2016, based on the closing price of the Company’s common stock of $3.81 on that date. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 was approximately $29.

During the nine months ended September 30, 2016, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2016 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2016
Weighted-average fair value of options granted	$3.91
Expected terms (in years)	5.81 - 6.11
Expected volatility	101 - 107%
Risk-free interest rate	1.07 - 1.70%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2016
Weighted-average fair value of options granted	$4.37
Expected terms (in years)	10.00
Expected volatility	104%
Risk-free interest rate	1.14%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40	125,000	5.32	$2.40	125,000	$2.40
$3.74 - $4.50	678,123	7.89	$4.06	194,005	$4.29
$5.49 - $7.99	949,353	5.26	$7.54	234,328	$6. 80
$8.06 - $8.99	213,557	6.37	$8.92	201,708	$8.95
$42.80	5,030	3.87	$42.80	5,030	$42.80
	1,971,063	6.28	$6.25	760,071	$6.26

As of September 30, 2016, there was approximately $5,111 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.3 years. The stock-based compensation expense for all stock options was $471 and $1,772 during the three and nine months ended September 30, 2016, respectively.

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

2016
Market price	$3.98
Contractual terms (in years)	5.00
Expected volatility	102%
Risk-free interest rate	1.04%
Dividend yield	-

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2016	1,487,961	$3.18
RSUs granted	1,270,950	$2.25
RSUs vested	(236,326)	$8.56
RSUs cancelled/forfeit	(1,217,017)	$1.95
RSUs unvested at September 30, 2016	1,305,568	$2.45

As of September 30, 2016, the total unrecognized compensation expense related to unvested RSUs was approximately $3,874, which is expected to be recognized over a weighted-average period of 2.0 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2016 was $313 and $1,237, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 8), underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2016	240,688	$7.41
Granted	40,000	3.75
Exercised	-
Expired	-
Warrants outstanding and exercisable - September 30, 2016	280,688	$5.20
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2016	5.19

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted related to settlement agreements:

2016
Weighted-average fair value of warrants granted	2.88
Expected terms (in years)	5
Expected volatility	106%
Risk-free interest rate	0.79%
Dividend yield	-

A list of the warrants outstanding as of September 30, 2016 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Note 8)	5/11/2015	125,000	$3.60	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
		280,688	$5.20	280,688

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Employees - selling and marketing	$102	$106	$348	$281
Employees - general and administrative	600	754	2,465	1,791
Directors - general and administrative	62	96	176	204
Consultants - selling and marketing	-	-	-	41
Other - general and administrative	115	-	115	-
Total	$879	$956	$3,104	$2,317

NOTE 11. DERIVATIVE INSTRUMENTS

During the nine months ended September 30, 2016, the Company modified certain common stock purchase warrants issued in conjunction with debt which are detachable, or free standing, instruments. The warrants were considered a derivative liability upon modification and the estimated fair value of the warrants was reclassified from equity to liabilities. In addition, the Company recorded a derivative liability and debt discount associated with the estimated fair value of the embedded conversion feature in the Convertible Note (see Note 8). Both instruments contained a provision which allowed for one-time adjustments to their exercise or conversion prices. The one-time adjustment occurred upon the closing of the Company’s underwritten public offering of its common stock (see Note 10), on March 16, 2016, whereby the conversion and exercise prices were adjusted from $5.90 to $3.60 per share. At the time of the one-time adjustment, the Company reclassified the derivative liabilities to equity based on their estimated fair value at that time. The Company estimated the fair value of the derivative liabilities utilizing Level 3 inputs. The Company used the Black-Scholes-Merton option pricing model as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk-free rates) necessary to value these instruments.

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2016
Warrant derivative liability:
Balance at January 1, 2016	$-
Modification of warrant and reclassification from equity to liabilities	675
Change in fair value	(211)
Reclassification from liabilities to equity upon closing of public equity offering	(464)
Balance at June 30, 2016	$-

Embedded conversion feature derivative liability:
Balance at January 1, 2016	$-
Embedded conversion feature in Convertible Note issued	2,322
Change in fair value	324
Reclassification from liabilities to equity upon closing of public equity offering	(2,646)
Balance at September 30, 2016	$-

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingent Acquisition Obligation

On April 1, 2014, the Company acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“PC”). The sellers of PC, are entitled to receive certain payments, including contingent consideration upon certain conditions, if PC earns revenue of between $3,500 and $7,500 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares). The estimated fair value of the contingent acquisition obligation was $483 and included in the contingent acquisition obligation in the accompanying condensed balance sheet at December 31, 2015. During May 2016, the Company paid the sellers of PC $100 in cash and 75,000 shares of its common stock with a fair value of $302, as payment in full related to the contingent acquisition obligation. Related to the payment of the contingent acquisition obligation the Company recorded a gain of $0 and $81 during the three and nine months ended September 30, 2016, respectively, which is included in other income in the accompanying condensed consolidated statement of operations.

Legal

Urigen, et. al, Litigation

On October 2014, the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”) for a license of certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. The Company, as the plaintiff, filed a civil action in the San Diego Superior Court against Urigen in December 2015, wherein the Company outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected the Company’s ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. The Company filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101. In June 2016, the Company received notice from Urigen of their election to terminate the Urigen License. In November 2016, the Company and Urigen entered into a settlement and mutual release agreement whereby all parties agreed to settle all disputes related to the Urigen License and associated litigation matters, the Company agreed to make a one-time payment to Urigen related to past sales of Urigen’s URG101 product and to cease selling the URG101 product over a certain period of time. The Company recorded a gain related to the settlement with Urigen totaling $551 which is included in other income, net in the accompanying condensed consolidated statement of operations.

Corwin, Kammer, et. al. Litigation

In February 2014, Robert Kammer (“Kammer”), the Company’s Chairman of the Board, filed a lawsuit in the San Diego Superior Court against Merlyn Corwin (“Corwin”) to enforce his contract rights related to a settlement agreement the parties had previously entered into involving shares of the Company’s common stock. Corwin filed an answer to the complaint in March 2014 and in June 2014 filed the first amended cross complaint adding the Company as a cross-defendant. In August 2014, Corwin filed a seconded amended cross complaint (the “SACC”) which added Mark Baum (“Baum”), the Company’s Chief Executive Officer, and an individual who previously provided consulting services to the Company as additional cross-defendants. The SACC alleged numerous causes of action including securities fraud, concealment, misrepresentations, inducement of misrepresentations, rescission – undue influence, intentional infliction of emotional distress and declaratory relief of invalidity of the settlement agreement. In September 2014, the Company and Baum filed an anti-strategic lawsuit against public participation motion (“Anti-SLAPP”), arguing all allegations in the SACC were based on protected activity under the litigation privilege. Kammer also filed an Anti-SLAPP motion in October 2014. In November 2014, the Company, Baum and Kammer were granted both Anti-SLAPP motions, with the ruling judge deciding that the parties successfully demonstrated that the allegations arose from activity protected by the litigation privilege. The judge further found that the evidence Corwin relied upon in her arguments failed to demonstrate a probability that she could prevail on any of the claims. The court then ordered Corwin to pay the Company’s and Baum’s attorney fees and the case was dismissed. In May 2015, Corwin filed an appeal and in November 2015, the appellate court reversed the Anti-SLAPP decision of the trial court. In April 2016, the Company and Baum filed a demurrer to the SACC. The court ordered a ruling on the demurrer in June 2016, dismissing most of the causes of action against Baum and the Company, but leaving the claim for fraud by concealment and intentional infliction of emotional distress. In August 2016, all parties related to this litigation entered into a settlement and mutual release agreement, whereby all parties agreed to settle all disputes and release one another of any legal claims. The Company issued 40,000 at-the-money warrants (see Note 10) as part of the settlement consideration. The fair value of the warrant and associated legal expenses were recorded in general and administrative expenses and netted against estimated accruals recorded prior to September 30, 2016 in the accompanying condensed consolidated statement of operations.

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

Insurance Claims

In June 2016, the Company’s Texas based facility was damaged related to a malfunction with the property’s sprinkler system. The Company commenced restoration efforts and filed claims for damages under its insurance policies, including claims related to business interruption. During the three and nine months ended September 30, 2016, the Company recorded the insurance claim of $861 in other income, net in the condensed consolidated statements of operations which reflected amounts payable by its insurance carrier related to the claims filed for property damage and business interruption. During the nine months ended September 30, 2016 $20 was paid and at September 30, 2016, $841 was included in insurance receivable in the accompanying condensed consolidated balance sheet.

Asset Purchase, License and Commission Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase, license and commission agreements. In consideration for the acquisition of the intellectual property rights, the Company is obligated to make certain milestone payments related to patent and regulatory filings to the Inventors and also make payments, in one instance a minimum annual amount, based on certain percentages of revenues and net sales amounts, as defined within the respective agreements. During the three and nine months ended September 30, 2016, the Company recognized $91 and $452, respectively, and $48 and $50, during the three and nine months ended September 30, 2015, respectively, in expense amounts related to these agreements. Such amounts are included in cost of sales and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

NOTE 13. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2016 and 2015 are attributed to the U.S. All long-lived assets at September 30, 2016 and December 31, 2015 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and nine months ended September 30, 2016 and 2015.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 76% and 72% during the three and nine months ended September 30, 2016, respectively, and 49% and 55% during the three and nine months ended September 30, 2015, respectively, of active pharmaceutical ingredient purchases.

NOTE 14. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2016 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

In October 2016, the Company issued 16,076 shares of its common stock in connection with RSUs that had been awarded to a non-employee director and had vested, but were not issued and settled until the resignation of the director on September 20, 2016.

The Company sold 8,400 shares of common stock and received net proceeds of $18, after deducting $1 for sales commission and offering expenses, under the Sales Agreement.

In October 2016, the Company entered into a purchase and supply agreement the specialty pharmacy division of a leading pharmacy care services company. Pursuant to the terms of the agreement, the Company will provide the specialty pharmacy with compounded pharmaceutical products from its Imprimis Cares formulary of low-cost compounded therapeutic alternatives. The Company has not yet begun to make substantive amount of sales under this agreement, although it expects that sales will begin to increase to a meaningful level during the last two quarters of 2017.

Described further in Note 12, in November 2016, the Company and Urigen entered into a settlement and mutual release agreement whereby all parties agreed to settle all disputes related to the Urigen License and associated litigation matters, the Company agreed to make a one-time payment to Urigen related to past sales of Urigen’s URG101 product and to cease selling the URG101 product over a certain period of time. The Company recorded a gain related to the settlement with Urigen totaling $551 during the nine months ended September 30, 2016.

Described further in Note 12, the Company filed claims for damages under its insurance policies, including claims related to property damage and business interruption related to its Texas facility. In November 2016, the Company and its insurance carrier agreed to a total payment amount for settlement of the claims of $861. During the nine months ended September 30, 2016 $20 was paid and $840 was paid in November 2016. The total claim amount consisted of $44 related to property damage and $818 connected to business interruption, less a $1 deductible.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions of Pharmacy Creations, LLC (“Pharmacy Creations”), South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), Thousand Oaks Holding Company’s wholly-owned subsidiaries Topical Apothecary Group, LLC (d/b/a TAG Pharmacy), Aerosol Science Laboratories, Inc. (d/b/a ASL Pharmacy), SinuTopic, Inc. (d/b/a Sinus Dynamics Pharmacy) and Mycotoxins, LLC (collectively “ImprimisRx PA”), and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are a national leader in the development, production and dispensing of innovative proprietary compounded pharmaceuticals that we make available to physicians and patients at affordable prices. Under our Imprimis Cares® program, we own, market and dispense a portfolio of lower-cost compounded alternatives to higher-priced FDA-approved drugs in several therapeutic areas, including ophthalmology, urology, dermatology and infectious diseases. We believe our proprietary formulations may offer competitive advantages and serve unmet needs in the marketplace. We plan to expand our Imprimis Cares program by introducing additional customizable compounded drug formulations in order to provide patients with access to alternatives to increasingly expensive FDA-approved medications. Our Imprimis Cares program aligns with our corporate mission, vision and values of providing physicians and their patients with high-quality individualized compounded medications at accessible prices.

Outside of the Imprimis Cares program, we also make and dispense a portfolio of non-proprietary compounded drugs in therapeutic areas that may be overlooked by commercial pharmaceutical companies. We offer customizable compounding products that consist of sterile injectable and non-sterile integrative medicine therapies that are used in various therapeutic areas, including oncology, autoimmunity, chronic infectious diseases and endocrine and metabolic diseases.

Our ImprimisRx compounding facilities, based in New Jersey, California, and Pennsylvania, through which we make, dispense and sell our proprietary compounded formulations and other non-proprietary products. All of our customized formulations are made in the United States of America.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $70,749 at September 30, 2016. Our history of recurring losses, and uncertainties as to whether our operations will become profitable, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We currently compound and dispense these formulations through our ImprimisRx compounding facilities located in Ledgewood, New Jersey, Irvine, California and Folcroft, Pennsylvania. Our New Jersey facility is comprised of two separate entities/facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food, Drug & Cosmetic Act (FDCA). The other New Jersey facility (“NJRX”) and our California facility, which compound and dispense both sterile and non-sterile compounded drugs, as well as our Pennsylvania facility, which compounds and dispenses non-sterile drugs, are all licensed as pharmacies operating under Section 503A of the FDCA.

Imprimis Cares Platform

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

Our Dropless® Therapy formulations are available in single, injectable intraocular doses administered following ocular surgery. Ophthalmologists have reported that use of our Dropless Therapy formulations has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgery, thereby largely eliminating patient non-compliance and dosing errors associated with post-operative self-administered eye drop care regimens. Since launching these formulations in April 2014, multiple investigator initiated studies have been completed and their positive findings published in trade and peer reviewed publications. A recently published study comparing Dropless Cataract Surgery® to post-surgical topical drops found that 92 percent of the patients preferred Dropless Therapy over eye drops and regarding post-operative visual outcome, 88 percent of patients preferred Dropless over topical drops. In a large peer-reviewed retrospective study of patients receiving Dropless Therapy following cataract surgery that nearly 92 percent of the cases, supplemental medication following surgery was not required.

Our LessDrops® topical formulations, introduced during first quarter 2015, include combination steroid, antibiotic and non-steroidal anti-inflammatory topical eye drops for patient administration following laser refractive surgery, including LASIK and photorefractive keratectomy (PRK), cataract and other ocular surgeries. We estimate that our LessDrops combination topical formulations may require the administration of up to 50% fewer drops by patients post-surgery and may cost up to 75% less than other currently available post-surgery eye drop regimens. We plan to expand our portfolio of LessDrops topical formulations to provide additional eye drop choices for our ophthalmologist customers. Over 1,000 ophthalmologists have adopted our LessDrops and Dropless Therapy formulations and a growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become customers.

In May 2016, we launched our patent-pending IV Free MKO Melt™ compounded conscious sedation formulation. The MKO Melt is administered sublingually to sedate patients undergoing ocular surgeries and may have uses for other surgical procedures outside of ophthalmology. In October 2015, we acquired the assets of a leading U.S. provider of topical compounded sinus formulations, delivery systems and patented packaging. Our topical delivery platform delivers sinusitis medications locally to the sinonasal mucosa, which is typically the direct site and probable source of the problem. We also offer formulations for patients suffering from interstitial cystitis, also known as painful bladder syndrome.

Other Imprimis Cares Formulations

In October 2015, we introduced our compounded pyrimethamine and leucovorin formulations, lower-cost therapeutic alternatives to FDA-approved Daraprim® for the treatment of toxoplasmosis. Toxoplasmosis can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our pyrimethamine and leucovorin formulations are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations.

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

In September 2016, we announced the availability of our EDTA calcium disodium injectable formulation, a lower-cost compounded alternative to FDA-approved Calcium Disodium Versenate, commonly used to stabilize and treat patients exposed to lead poisoning. We also offer proprietary formulations under our Imprimis Cares platform commonly prescribed by dermatologists. We intend to expand our Imprimis Cares portfolio and launch new formulations over the next twelve months within other therapeutic areas.

Non-proprietary Compounded Formulations

Our portfolio of non-proprietary compounded medications includes sterile injectable and non-sterile integrative therapies in therapeutic areas that may be overlooked by commercial pharmaceutical companies, such as oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. We also offer customizable hormone replacement therapies and a variety of weight loss and dermatology compounded formulations. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

Customer Relationships

A growing number of physicians, hospitals, ambulatory surgery centers and pharmacy benefits managers are now accessing our Imprimis Cares formulary. In September 2016, we entered into a purchase and supply agreement with AmSurg Holdings, Inc. a leading national provider of multi-specialty outsourced physician services to more than 245 hospitals, ambulatory surgery centers and other healthcare facilities located across the United States. Pursuant to the terms of the agreement, Imprimis will provide AmSurg with compounded pharmaceutical products from its core ophthalmic formulation lines including it Dropless® injectables and LessDrops® topical compounded formulations.

In October 2016, we entered into a purchase and supply agreement the specialty pharmacy division of a leading pharmacy care services company, connecting more than 65 million Americans to improved care, lower costs and a better health care experience. Pursuant to the terms of the agreement, Imprimis will provide the specialty pharmacy with compounded pharmaceutical products from its Imprimis Cares formulary of low-cost compounded therapeutic alternatives. We expect this agreement will help accelerate the adoption of several compounded alternative offerings that we currently offer and others we expect to launch in 2017.

Compounding Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them to physicians and patients. Generally, compounding pharmacies combine different ingredients, most of which may be FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Often this is because a standard medication approved by the FDA is not appropriate for a patient’s needs. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A compounding pharmacy is only permitted to compound or prepare a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our three ImprimisRx compounding pharmacies make, dispense and sell our proprietary and non-proprietary compounded formulations and are collectively licensed to distribute to 50 states.

In October 2016, we registered NJOF with the FDA as a Section 503B outsourcing facility. An outsourcing facility is an entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation. An outsourcing facility is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). We estimate that our capital expenditures to build and equip the New Jersey facility are approximately $5,058, of which, we have paid approximately $4,936 as of September 30, 2016. We have also begun to improve our California based pharmacy. We expect to invest approximately $550 to make the improvements and add capacity to the pharmacy, of which we have paid approximately $403. We expect the improvement of our California pharmacy will be completed in November 2016.

In June 2016, our Texas facility was damaged related to a faulty sprinkler head. We immediately commenced restoration efforts, notified our insurance carrier and filed claims for damages under our insurance policies, including claims related to business interruption (see discussion below regarding the Texas insurance claim). In September 2016, after consideration of the totality of circumstances surrounding our collective facility infrastructure, including estimated production capacity and capabilities of NJOF, and the damage to our Texas facility, we decided to cease operations in Texas. We are currently in the process of winding down those operations entirely, and intend to have ceased all operations at our Texas facility by the end of 2016.

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

Compounding Strategy

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our compounding pharmacies pursuant to a prescription for an individually identified patient. Additionally, we are in the process of developing and registering our New Jersey facility as an outsourcing facility. We are working to expand our pharmacy operations and personnel and develop our facilities into a unified compounding pharmacy network. For instance, we have begun developing “ImprimisRx” as a uniform brand for our compounding facilities and have renamed all of our compounding facilities under this or a similar name. These efforts may also entail seeking to acquire new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. However, we have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful.

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

Asset Impairment and Insurance Claim - Texas

In June 2016, our Texas based facility was damaged related to a malfunction with the property’s sprinkler system.

We commenced restoration efforts and filed claims for damages under its insurance policies, including claims related to business interruption. In September 2016, we decided to cease operations at our Texas facility, and began winding down operations at that location. In November 2016, we were paid $861 from our insurance carrier related to the claims we filed for property damage and business interruption. We have begun transferring equipment and certain improvements in our Texas facility to our other compounding facilities and we believe all operations at our Texas facility will be ceased completely near the end of 2016. As result of shutting the facility down, we incurred a charge of $303 related to the impairment of the intangible assets and goodwill of our Texas facility during the nine months ended September 30, 2016.

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

Public Equity Offerings

On March 16, 2016, we closed an underwritten public offering of 3,335,000 shares of our common stock at a per share price to the public of $3.60, and we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses. We are used the net proceeds from the offering for working capital and general corporate purchases.

On November 27, 2015, we entered into a Controlled Equity OfferingSM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor Fitzgerald), pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement we have filed with the Securities and Exchange Commission. We have agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and to reimburse Cantor Fitzgerald for certain fees and expenses in an amount not to exceed $50. We have sold 48,642 shares of common stock and received net proceeds of $195, after deducting sales commission and offering expenses, under the Sales Agreement during the nine months ended September 30, 2016, leaving an aggregate of $1,872 available for future sales of shares thereunder as of November 11, 2016.

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

On May 11, 2015, we entered into a loan agreement with LSAF, pursuant to which we have received a term loan in the principal amount of $10,000 (the “LSAF Loan”). The LSAF Loan bears interest at a fixed per-annum rate of 12.5% and we are permitted to pay interest only for the first three years or, if we do not meet certain minimum revenue or cash balance requirements, the first 20 months. The LSAF Loan, plus a final fee of 5% of the aggregate principal amount of the LSAF Loan, will be due on the earlier of May 11, 2021 or 24 months after the end of the interest-only period. As of September 30, 2016, our interest payment obligations to date relating to the LSAF Loan totaled approximately $1,212; we expect our interest payment obligations relating to the LSAF Loan and the Convertible Note to collectively total $1,303 in 2016.

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

Comparison of three and nine months ended September 30, 2016 and 2015

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			For the Nine Months Ended
	September 30,			September 30,		$
	2016	2015	Variance	2016	2015	Variance
Sales, net	$4,858	$2,682	$2,176	$14,141	$6,161	$7,980
License revenues	3	1	2	8	52	(44)
Total revenues	$4,861	$2,683	$2,178	$14,149	$6,213	$7,936

The increase in revenue between periods was mostly attributable to increased sales of our proprietary formulations and introduction of new proprietary formulations throughout calendar 2015, including our LessDrops formulations and urology based formulations. Our ophthalmology related revenues attributed approximately $3,032 and $7,437 during the three and nine months ended September 30, 2016, compared to $857 and $1,790 during the same periods last year, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
Cost of sales	$2,339	$1,202	$1,137	$6,760	$3,259	$3,501

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. Due to the property damage at our Texas facility, we hired temporary staff to assist with the order fulfillment that was shifted to our California and New Jersey pharmacies. The costs associated with the temporary staff and limited production efficiencies also resulted in an increase in cost of sales during the three months ended September 30, 2016.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
Selling and marketing	$1,797	$1,813	$(16)	$5,967	$4,455	$1,512

The increase in selling and marketing expenses during the nine months ended September 30, 2016 and 2015, was primarily attributable to the expansion of our sales and marketing efforts (in particular during the earlier part of the year), which included additional commercialization personnel, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
General and administrative	$5,018	$3,104	$1,914	$13,355	$8,327	$5,028

The increase in general and administrative expenses between periods was largely attributable to additional expenses resulting from the opening and acquisition of additional compounding facilities, as well as the general increase of our operations to support growth in sales, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities. We also incurred additional expenses related to the cessation of our Texas facilities operations during the three and nine months ended September 30, 2016.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
Research and development	$16	$93	$(77)	$138	$299	$(161)

The variance in research and development expenses between periods was primarily attributable to change in timing of our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations.

Impairment of Intangible Assets and Goodwill

As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the Company performs an evaluation of long-lived assets and intangible assets for impairment when certain indicators of impairment are present. In September 2016, we decided to cease operations at our Texas facility, and began winding down operations at that location. Based on current projections regarding future cash flows of our Texas facility and subsidiary, the evaluation resulted in an impairment of $303 related to intangible assets and goodwill of our Texas subsidiary, recorded to impairment of long-lived assets on the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2016.

Other Income

We recorded other income of $1,494 during the three and nine months ended September 30, 2016, related to proceeds from our insurance claim in Texas and settlement with Urigen Pharmaceuticals, Inc. In May 2016, we paid the contingent acquisition obligation for Pharmacy Creations, LLC and recorded a gain of $0 and $81 during the three and nine months ended September 30, 2016, respectively.

Interest Income

Interest income was $1 and $9 for the three and nine months ended September 30, 2016, respectively, compared to $5 and $11 for the same periods in the prior year.

Interest Expense

Interest expense was $733 and $2,001 for the three and nine months ended September 30, 2016, respectively, compared to $428 and $690 for the same periods in the prior year, respectively. The increase was primarily due to interest expense recognition related to the LSAF Loan and Convertible Note, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Net Loss

Net loss for the three and nine months ended September 30, 2016 was $(3,850) and $(12,985), or $(0.29) and $(1.05) basic and diluted net loss per share, respectively, compared to a net loss for the same periods in the prior year of $(3,952) and $(10,775), or $(0.41) and $(1.13), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Liquidity

Our cash on hand at September 30, 2016 was $2,362, compared to $2,685 at December 31, 2015.

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted cash and investments of approximately $2,812 at September 30, 2016, and the expected future revenues and insurance payment of $841, will be not be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We intend to secure additional working capital through sales of additional equity and debt securities to finance our operations. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing in excess of what we currently expect is needed to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing compounded formulations and technologies, integrating and expanding our compounding operations, including capital expenditures related to construction efforts to improve our California and Pennsylvania pharmacies, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy, outsourcing facilities, drug company and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any product candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

We intend to will leverage recent investments made to our New Jersey facility, including new production processes and filling and labeling automation, to offset previously planned production in Texas. We also have made recent company-wide improvements in technology integration, production automation, quality systems and other supply chain efficiencies. These actions are expected to streamline our operations and reduce expected cash based expenses by nearly $3 million annually without impacting the company’s growth plans.

Net Cash Flow

The following provides detailed information about our net cash flows for the nine months ended September 30, 2016 and 2015:

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash used in operating activities	$(8,977)	$(7,842)
Net cash used in investing activities	(7,125)	(4,259)
Net cash provided by (used in) financing activities	15,779	10,446
Net change in cash and cash equivalents	(323)	(1,655)
Cash and cash equivalents at beginning of the period	2,685	8,211
Cash and cash equivalents at end of the year	$2,362	$6,556

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $(8,977), as compared to $(7,842) used in operating activities during the same period in the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $(7,125) and $(4,259), respectively. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey and Texas facilities. Cash used in investing activities in 2015 was primarily related to our acquisition of Park.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $15,779 and $10,446, respectively. Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note and proceeds received from the underwritten public offering and sale of shares of common stock in March 2016. The cash provided by financing activities during the nine months ended September 30, 2015 is primarily attributable to proceeds from the LSAF Loan entered in May 2015, and the proceeds received from cash exercises of warrants.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including: (a) gross proceeds of $3,000 received in January 2016 from the Convertible Note issuance; (b) net proceeds of $11,088 from our sale of 3,335,000 shares of common stock in our March 2016 public offering; and (c) gross proceeds of $2,000 from our sale and leaseback of certain equipment in August 2016. We also obtained capital from insurance proceeds related to business interruption and property loss of our Texas facility of $841 in November 2016 and from ongoing product and formulation sales. We do not currently receive sufficient revenues to support our operations. Our history of recurring losses, and uncertainties as to whether our operations will become profitable, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations.

We will need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive $1,872 in additional gross proceeds from future sales of our common stock under the Sales Agreement. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the LSAF Loan and the Convertible Note. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

For the nine months ended September 30, 2016, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2015 10-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2016, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We recently settled pending litigation and disputes with to Urigen, et. al, and with Corwin, Kammer, et. al. These matters and settlements are more fully described in the footnotes (Note 12) to our Condensed Consolidated Financial Statements. We are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations.

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

We have incurred losses in every year of our operations, including net losses of $(15,899) and $(10,118) for the years ended December 31, 2015 and 2014, respectively. We continue to have losses in the current quarter aggregating $(3,850) and $(12,985) for the three and nine months ended September 30, 2016. As of September 30, 2016, our accumulated deficit was $(70,749). A substantial amount of the accumulated deficit was the result of our now-abandoned activities to obtain FDA approval of a drug candidate. We expect to incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We acquired our New Jersey, California, and Pennsylvania compounding pharmacies in April 2014, January 2015, and October 2015, respectively. In February 2015, we leased space in New Jersey and began construction of a new outsourcing facility to replace our current facility, which was completed near the end of the third quarter of 2016. We plan to expand our pharmacy operations and personnel and developing our facilities into a unified compounding pharmacy network. We have begun developing “ImprimisRx” as a uniform brand for our compounding facilities and plan to bring our compounding facilities under this name. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance,

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. Currently, we own 26 U.S. patents or patent applications, including 18 utility and eight provisional patent applications, and we own three international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after August 12, 2016, approximately 15% of our common stock that would be outstanding following such issuances. In addition, five individual stockholders collectively own, or have the right to acquire within 60 days after November 11, 2016, an additional approximately 34% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

10.1

Commercial Lease Agreement dated August 9, 2016 between Imprimis Pharmaceuticals, Inc. and Essex Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 11, 2016)

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

Imprimis Pharmaceuticals, Inc.

Dated: November 14, 2016	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

