Form 10-K
period 2016-12-31
Imprimis Pharmaceuticals, Inc.
filed 2017-03-21
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $45 million, based on the closing price of $3.76 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, affiliates of the registrant for any other purpose.

As of March 20, 2017, there were 18,627,915 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference in Part III of this annual report on Form 10-K (Annual Report), to the extent stated herein.

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

We have registered trademarks, copyrights and/or pending trademark and copyright applications for Imprimis®, ImprimisRx®, Imprimis Pharmaceuticals®, Imprimis Cares®, Imprimis Cares!®, SSP Technology®, Dropless®, Go Dropless®, Go Dropless! ®, GoDropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, Tri-Moxi®, Pred-Moxi®, HLA®, Triple Drop®, ED Free®, Defeat IC©, Say Goodbye©, PPS-DR®, Stericheck™, Pred-Moxi-Ketor™, Pred-Moxi-Brom™, Pred-Ketor®, Dex-Moxi®, Combination Drop Therapy™, Compounded Alternative™, Compounded Choice™, Custom Compounding™, Custom Compounding ChoiceTM, Pred-Gati™, Pred-Gati-Nepaf™, Pred-Nepaf™, Correct Compound™, Making Drugs Affordable Again™, Superbundle™, People-Focused™, MKO Melt™, IV Free™, Imprimis Dropless Cataract Therapy®, LessDrops® (logo), Imprimis LessDrops®, Imprimis Dropless Cataract Surgery®, Pred-Gati™, Pred-Gati-Nepaf™, Pred-Nepaf™, Pred-Gati-Brom™, Pred-Gati-Ketor™, Dex-Moxi-Ketor™, Moxi™, Dex-Gati™, Correct Compound™, Lat™, Lat-Ds™, Tim-Lat™, Tim-Dor-Lat™, Tim-Brim-Dor™, Tim-Brim-Dor-Lat™,  Pred-Levo-Ketor™, Pred-Levo-Brom™, Pred-Levo-Nepaf™, Tri-Moxi-Vanc™, Smartdrops™, Smarteyedrops™, Serum Tears™, Plasma Tears™, PRP Tears™, Omegadoxy™, Double Drop™, Quad Drop™, Lower Drops™, Simple Drops™, and Glaucoma Care™. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future. All other trademarks, service marks and trade names included or incorporated by reference into this Annual Report, are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are an ophthalmology-focused pharmaceutical company specialized in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. We are committed to our company’s mission, vision and values to deliver high-quality novel medications to physicians and patients at affordable prices.

The cornerstone of our ophthalmology program consists of our proprietary Dropless Therapy® injectable and LessDrops® topical formulations that compete in the multi-billion dollar U.S. eye drop market. These formulations have been uniquely designed to address patient compliance issues and provide other compelling medical and economic benefits. We also offer a conscious sedation medication, the IV Free MKO Melt™, a proprietary alternative to intravenous sedation. The MKO Melt is administered sublingually to sedate patients undergoing ocular and other surgeries. We plan to expand our ophthalmology program and introduce additional innovative medications for glaucoma, wet age-related macular degeneration (wet AMD), diabetic macular edema (DME) and chronic dry eye disease (DED). Our integrative medicine business includes medications used in several therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Our urology business includes a series of injectable erectile dysfunction formulations for patients that are refractory to or are otherwise unable to take phosphodiesterase type 5 inhibitors such as sildenafil (Viagra®), tadalafil (Cialis®), and vardenafil (Levitra®). We also make PPS-DR® (pentosan polysulfate sodium delayed-release) formulations as lower-cost alternatives to Elmiron® for patients diagnosed with interstitial cystitis. We also make and sell low-cost therapeutic alternatives to Daraprim®, Thiola® and Calcium Disodium Versenate, all FDA-approved drugs that have experienced significant price increases.

Approximately 90 percent of our revenue is derived from buy-and-bill customers as a cash pay business, and as such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. We do not operate using and are not dependent on discount cards, rebates, or other methods and programs that typically eliminate transparency to the consumer. By making ourselves generally independent of third party payments, we are not subject to insurance company formulary inclusion and pharmacy benefit manager payment clawbacks. In this regard, our transactions are simple, involving a patient-in-need, a physician’s diagnosis and a fair price and great service for a quality pharmaceutical product. The efficiency of our business model allows us to quickly innovate and safely deliver novel and clinically relevant products to the market with less complications and at lower costs for our customers than traditional pharmaceutical company competitors.

We currently produce and dispense our medications directly to customers through our ImprimisRx facilities located in Ledgewood, New Jersey, Irvine, California and Folcroft, Pennsylvania. Our New Jersey facility is comprised of two separate facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food, Drug & Cosmetic Act (FDCA). The other New Jersey facility (“NJRX”), and our California and Pennsylvania facilities, are all licensed pharmacies operating under Sections 503A of the FDCA. All products that we sell, produce and dispense are made in the United States of America.

Our proprietary drug formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe personalized medicines for individual patient needs. We work collaboratively with these inventors to identify and evaluate intellectual property related to potential candidates, assess relevant markets, and seek to validate the clinical experience with the objective of investing in commercialization activities. Although our business is focused on a pharmaceutical compounding commercialization strategy, we may also consider other commercialization pathways, including pursuing FDA approval to market and sell a drug formulation or technology.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $76,851 at December 31, 2016. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Below are descriptions of our current commercial programs. We also continue to evaluate and assess intellectual property and other assets we have developed or acquired, including provisional patent applications, in order to support our development and potential commercialization of additional medications focused in the ophthalmology market and in other therapeutic areas.

Ophthalmology

In 2013, we acquired intellectual property trademarked as SSP Technology®, which allows for combination and administration of anti-inflammatory and anti-bacterial agents after the completion of ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of tunable, uniform particle sizes which enable these combined medications to be used as an intraoperative injectable or as a topical eye drop. Since our acquisition of this technology we have continued its development to include additional active pharmaceutical ingredients, such as NSAIDs. These combination medications have begun to impact the growing cataract surgery eye drop and refractive surgery eye drop markets. Based on our success and standing in the ophthalmology market, we plan to expand into additional ocular surgery markets where there is a risk of inflammation and infection and into other markets including glaucoma, wet age-related macular degeneration (wet AMD), diabetic macular edema (DME) and chronic dry eye disease.

Our proprietary ophthalmic medications provide physicians with the ability to address primary complications associated with ocular surgery including infection risk and post-operative inflammation due to patient non-compliance associated with traditional multiple bottle eye drop regimens. This is achieved by reducing the complexity of and in many cases altogether avoiding the need for post-operative eye drop regimens. We market these ophthalmic formulations as Dropless Therapy and LessDrops combination eye drops. We also package multiple ophthalmic medications, which may include our proprietary Dropless Therapy or LessDrops formulations, and other non-proprietary formulations as kits and dispensed to patients with needs for multiple ocular therapies.

Dropless Therapy

The cataract surgery market continues to experience significant growth. According to a 2013 Market Scope report, 3.8 million cataract surgeries are performed annually in the U.S. and nearly 22 million cataract surgeries were performed globally, with expected annual market growth of approximately 3 percent. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that number will grow to 38 million by 2030 and reach more than 50 million by 2050. Transparency Market Research estimates that the ophthalmology drug market will reach an estimated $21.6 billion by 2018.

Typically, the treatment regimen for the prevention of post-cataract and other intraocular surgery complications is a pre-operative and post-operative self-administered eye drop regimen, which requires strict patient compliance and careful adherence to a prescribed dosing schedule. Physicians have reported, and studies have shown, that eye drop regimens can be confusing to patients, which can cause non-compliance and incorrect dosing. Numerous published studies conducted in the U.S. and Europe have demonstrated that antibiotics administered into the eye at the time of cataract surgery significantly reduced the risk of developing post-surgery inflammation and infection.

Our Dropless Therapy medications are single, injectable intraocular doses that are administered during cataract surgery. Ophthalmologists have reported that Dropless Therapy has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgery, thereby largely eliminating patient non-compliance and dosing errors associated with post-operative self-administered eye drop care regimens. Since launching Dropless Therapy in April 2014, multiple investigator initiated studies have been completed and their positive findings published in trade and peer-reviewed publications. A recently published study comparing Dropless Cataract Surgery to post-surgical topical drops found that 92 percent of the patients preferred Dropless Therapy over eye drops, and regarding post-operative visual outcome, 88 percent of patients preferred Dropless over topical drops. In a large peer-reviewed retrospective study of 1,541 patients receiving Dropless Therapy during cataract surgery, researchers reported that nearly 92 percent of the cases required no supplemental medication following surgery. A 2015 economic study with Cataract Surgeons for Improved Eyecare and conducted by Andrew Chang & Co, LLC, demonstrated that, assuming a cost of $100 per dose (dollar amount not expressed in thousands), Dropless Therapy could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period.

LessDrops Combination Eye Drops

In addition to the 3.8 million cataract surgeries performed annually in the U.S., the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

Our LessDrops® topical formulations, introduced during first quarter 2015, include combination steroid, antibiotic and non-steroidal anti-inflammatory topical eye drops for patient administration following cataract, refractive and other ocular surgeries. We estimate that our LessDrops combination eye drops may require the administration by patients of up to 50 percent fewer drops post-surgery and cost up to 75 percent less than other currently available post-surgery eye drop regimens. We plan to expand our LessDrops portfolio to provide additional eye drop choices for our ophthalmologist customers. We believe we are capturing an estimated 10 percent of the U.S. post-surgery cataract eye drop market. Over 1,500 ophthalmologist customers have adopted Dropless and LessDrops medications and we have serviced over 600,000 cataract and refractive surgeries since April 2014. A growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become customers.

Glaucoma Eye Drops

During the second quarter of 2017, we intend to launch a series of preservative-free eye drops and combination eye drops for glaucoma patients. According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Glaucoma is incurable, and if not managed can lead to blindness. Generally, the first line of treatment consists of a prostaglandin-analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. Up to 50 percent of glaucoma patients require more than one drug following a few months of initial treatment, however the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. Our glaucoma topical medications will include combinations of active pharmaceutical ingredients (APIs) that are similar to those formulations marketed and available in countries outside of the U.S. Our combination eye drops may require the administration of fewer drops by patients and cost significantly less than currently available glaucoma drop regimens.

We believe the use of combination products is rising because of two major advantages; improved patient compliance by avoiding separate administration of drops and prevention of washout effect by eliminating the need for consecutive dosing intervals.

MKO Melt™ Conscious Sedation

In May 2016, we launched our patent-pending IV Free MKO Melt™ conscious sedation formulation. Traditionally, sedation medications for ocular surgery are administered intravenously, which require IV medications and supplies, and the need for additional staff to assist in preparation, administration and monitoring related to this process. Our MKO Melt is administered sublingually and is an option to IV anesthetic to sedate patients undergoing ocular surgeries. The MKO Melt may have use in numerous other surgical procedures outside of ophthalmology including MRI procedures, dental procedures, colonoscopies, vasectomies, biopsies and women’s health.

Integrative Medicine

Our integrative medicine business includes personalized medications used in several integrative areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. The portfolio includes ascorbic acid (non-corn source), patent-pending curcumin emulsion, lyophilized artesunate and other medications used for various integrative therapies. We sponsor the Integrative Therapies Institute (ITI) conferences that cover a multitude of integrative topics and feature speakers considered thought leaders in their respective fields.

Urology

We offer injectable medications for the treatment of erectile function (ED). According to the American Urological Association (AUA) there are 20 to 30 million men in the U.S. with ED. The AUA indicates that intracavernous vasoactive injections, including Tri-Mix (phentolamine, papaverine and prostaglandin), are considered the most effective non-surgical treatment for ED. We are also developing additional formulations associated with ED, including a sublingual formulation. We currently have one managed care provider that represents the majority of our Tri-Mix sales. We are currently marketing this large healthcare provider additional formulations, including our ophthalmic medications, and hope to grow our existing sales footprint and expand the relationship into other therapeutic areas.

In May 2016, we introduced our patent-pending customizable delayed-release tiopronin medications that may be prescribed by physicians as a lower-cost alternative to FDA-approved Thiola® for cystinuria patients. Cystinuria is a chronic genetic disease that causes stones made of the amino acid cystine to form in the kidneys, bladder and/or urethra. In addition to the significantly lower cost, our tiopronin medications may allow for a reduction in the number of pills patients are required to consume daily.

We also produce and dispense PPS-DR (pentosan polysulfate sodium) oral medications as a lower-cost option to an off-patent oral drug, Elmiron®, for the treatment of symptoms associated with interstitial cystitis (IC). IC, also referred to as painful bladder syndrome and chronic pelvic pain, is a chronic bladder condition. According to the Interstitial Cystitis Association, IC affects an estimated 4 to 12 million men and women in the U.S. There is no known cure for IC and a combination of therapies is recommended for most patients including medication, physical therapy and dietary changes. Our low-cost PPS-DR oral medications feature delayed-released capsules that may allow for reduced daily dosing requirements.

Other Markets and Development Programs

In October 2015, we introduced our compounded pyrimethamine and leucovorin formulations, lower-cost therapeutic alternatives to FDA-approved Daraprim® for the treatment of toxoplasmosis. Toxoplasmosis can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our combination pyrimethamine and leucovorin formulations are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations.

In September 2016, we announced the availability of our EDTA calcium disodium injectable formulation, a lower-cost alternative to FDA-approved Calcium Disodium Versenate, commonly used to stabilize and treat patients exposed to lead poisoning.

We also offer hormone replacement therapy, weight loss, dermatologic, and other personalized medications, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

We have developed a patent-pending formulation that may be prescribed by physicians as a therapeutic alternative to an off-patent drug (name withheld for competitive reasons) that is prescribed for various indications mainly related to autoimmune diseases. The incumbent drug is known to present stability challenges, we have stability and potency data on our formulation beyond 120 days. The incumbent drug has no generic competition and annual sales were over $1 billion in the U.S. during 2016. We are currently evaluating potential opportunities for this formulation including working on its development and commercialization with a strategic partner and/or developing our own clinical development program.

Customer Relationships

We produce and dispense our innovative medications to a growing number of patients, physicians, hospitals, ambulatory surgery centers and pharmacy benefits managers (PBMs). In September 2016, we entered into a purchase and supply agreement with AmSurg Holdings, Inc. a leading national provider of multi-specialty outsourced physician services to more than 245 U.S. hospitals, ambulatory surgery centers and other healthcare facilities. Pursuant to the terms of the agreement, we will provide AmSurg with our core ophthalmic medications including our Dropless Therapy and LessDrops combination eye drops.

In October 2016, we entered into a purchase and supply agreement with the specialty pharmacy division of a leading PBM with more than 65 million Americans covered. Pursuant to the terms of the agreement, we will supply the network of specialty pharmacies with our complete formulary of medications. We believe the agreement represents a new approach to efficiently deliver medications from the manufacturer directly to the consumer, thereby eliminating several layers of inefficiencies for the millions of patients covered by this renowned PBM. We expect this agreement will help accelerate the adoption of several of our products we currently offer and others we expect to launch in 2017.

In December 2016, we announced the launch of Correct Compound™ program with FocusScript, LLC (FocusScript), the largest compounding claims management company in the U.S. Through the program, we will jointly offer FocusScript’s proprietary CDF-Logic program of a customizable compound formulary and our portfolio to PBMs, managed care organizations and other healthcare payors. FocusScript will manage and process Correct Compound claims across FocusScript’s preferred network of over 200 compounding pharmacies which are accredited and credentialed through the UCAP program, and administered in an exclusive partnership with the National Association of Boards of Pharmacy (NABP). FocusScript will also provide its custom, proprietary system for pre-processing claims for optimal pricing, broad analytics and real-time oversight of fraud, waste and abuse. We believe this partnership allows us to leverage the value we have built in our brand and maintain our focus and resources on our rapidly-growing ophthalmology business. FocusScript’s pharmacy network, relationships with payors and comprehensive prescription drug adjudication tools should help us increase our reach and lower costs that are typically associated with the billing and adjudication process of prescription medications.

Production Facilities

We produce and dispense our proprietary and non-proprietary medications directly to our customers through our three ImprimisRx facilities located in Ledgewood, New Jersey, Irvine, California and Folcroft, Pennsylvania. Our New Jersey facility is comprised of two separate entities/facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food, Drug & Cosmetic Act (FDCA). The other New Jersey facility (“NJRX”) and our California and Pennsylvania facilities make and sell both sterile and non-sterile medications are all licensed as pharmacies operating under Section 503A of the FDCA.

Pharmaceutical Compounding

All of our commercial products are compounded by combining different active pharmaceutical ingredients (APIs), all of which are FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Physicians prescribe our products because a standard medication approved by the FDA is not appropriate for a particular patient’s needs. In many cases, compounded drugs such as ours have wide market utility and appeal for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate FDA-approved drugs via the compounding process to meet a patient’s specific medical needs. Our ImprimisRx compounding pharmacies receive their active pharmaceutical ingredients from three main suppliers, which accounted for 63 percent of drug and chemical purchases in 2016, also see Note 17 to our consolidated financial statements included in this Annual Report for further information.

We currently operate our pharmacy businesses under Sections 503A and 503B of the FDCA. Under the FDA’s current policy, a pharmacy operating under Section 503A of the FDCA is only permitted to compound a drug for an individually identified patient based on a prescription for that patient, and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where it is received. Our ImprimisRx compounding pharmacies are collectively licensed to distribute compounded formulations in 50 states. Federal law limits compounding pharmacies from engaging in the practice of anticipatory compounding, which involves, preparing compounded medications before the actual receipt of a prescription or practitioner’s order, unless the compounding pharmacy has a history of filling certain prescriptions for a customer. In such cases, it is legal to engage in anticipatory compounding or the preparation of larger batches so that medications will be ready when they are needed. Anticipatory compounding also reduces the cost of compounded medications, as economies of scale can be realized by producing larger batches. Anticipatory compounding also leads to less wasted chemicals, dilutions, fillers, and other associated products are produced, and greater accuracy and uniformity in finished medications, as larger batches decrease the variation caused by preparing multiple, smaller batches. Based on our history of meeting the needs of our customers, we are able to anticipatorily compound adequately and efficiently prepare batches of our formulations.

Outsourcing Facility Strategy

Section 503B of the FDCA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility.” Outsourcing facilities are permitted to compound large quantities of drugs without a prescription and distribute them out of state with certain limitations such as the formulation appearing on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appearing on the FDA’s “clinical need” list. According to the University of Utah’s Drug Information Service, there were over 140 drugs on the FDA’s drug shortage list during 2015, while the “clinical need” list has not yet been established by FDA. Entities voluntarily registering as outsourcing facilities are subject to additional requirements that do not apply to compounding pharmacies, including current good manufacturing practices (cGMP) and regular FDA inspection. Due to the clinical need of the formulations we offer and the nature of the active pharmaceutical ingredient components, we believe our formulations will be eligible for compounding by and distribution from Section 503B outsourcing facilities.

In October 2016, we registered NJOF with the FDA as a Section 503B outsourcing facility. We estimate that our capital expenditures to build and equip our NJOF facility were approximately $5,770, of which, we have paid approximately $5,680, as of December 31, 2016. We have also finalized improvements to our California based pharmacy. We have invested approximately $530, to make the improvements and added capacity to the pharmacy, of which we have paid approximately $403, as of December 31, 2016. We completed the improvement efforts at our California pharmacy in January 2017.

In June 2016, our Texas facility was damaged by a faulty sprinkler head. We immediately commenced restoration efforts, notified our insurance carrier and filed claims for damages under our insurance policies, including claims related to business interruption (see discussion below regarding the Texas insurance claim). In September 2016, after consideration of the totality of circumstances surrounding our collective facility infrastructure, including estimated production capacity and capabilities of NJOF, and the damage to our Texas facility, we decided to cease operations in Texas. In February 2017, we entered into a stock purchase agreement to sell our Texas entity for $10 and transfer the lease agreement to the new owners.

We believe that, with our current compounding pharmacy facilities and licenses and the successful completion and registration of our planned outsourcing facilities, we will have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the growth in demand we are targeting in the ophthalmology, urology and other therapeutic areas. We plan to invest in one or more of our pharmacies to further their capacity and efficiencies. We may seek to access greater redundancy and markets through acquisitions, partnerships or other strategic transactions.

Sales and Marketing

Although we believe that our proprietary drug formulations could have commercial appeal in international markets and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada, we expect to continue to focus our sales and marketing efforts on our U.S. commercial opportunities during 2017. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology business and the other on our non-ophthalmology business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our formulations. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. We also may choose to pursue commercialization of our proprietary formulations in other selected markets through licensing or collaborative arrangements with strategic partners in the future.

Formulation Development and Commercialization Pathway

Our model for the selection and development of proprietary formulations focuses on assessing new development opportunities using a four-step proprietary process, consisting of the identification, evaluation, validation, and ultimately commercialization of selected opportunities. Our relationships with inventive physicians and pharmacists provide us with access to numerous formulation candidates and technologies to evaluate and validate. These medications are initially made for individual patients and are developed based on the physician’s and pharmacist’s experience formulating a new therapy to address an unmet need. As a result of our review process, we focus our commercialization efforts on a select group of promising formulations that we believe may be patentable and that could have broad appeal to patients and physicians. Our product development strategy is to focus on a select few therapeutic areas in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations within these therapeutic areas that could afford us with gross margins.

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

Validate

Following the identification and evaluation process and our acquisition of development rights, we seek to validate our assessment of potential drug formulations through our review of any existing clinical data and documented patient experience and through our sponsorship of investigator-initiated studies, which are typically funded or co-funded by us and conducted by physician groups. Any clinical data we obtain may be used to support physicians’ clinical confidence in prescribing the formulation in compounded form or, if we decide to pursue FDA approval for a particular candidate to support a development program in connection with the pursuit of such approval. The costs associated with our validation approach may be significantly lower than a traditional FDA approval process because, if we consider and select compounding as an appropriate commercialization pathway, we would not need to obtain FDA approval in order to market and sell the formulation.

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

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare some of our compounded formulations in accordance cGMP standards our other formulations are produced according to the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations operating under Section 503A of the FDCA, are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even though we have registered NJOF with the FDA, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors offering FDA-approved drugs may not face.

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

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications.  In addition, as of February 7, 2017, we owned 26 U.S. patent applications, including 21 utility (including continuation, continuation-in-part and divisional) and five provisional patent applications, and we owned five international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications.  Although our ophthalmology-related patent applications include claims related to non-ophthalmology fields, we have primarily focused our intellectual property development efforts to date on the proprietary compounded formulations in the field of ophthalmology.  We presently have 11 U.S. and 9 foreign patent applications pending that relate to our SSP Technology.  We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 15, 2017, we had worldwide 151 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks for Imprimis®, ImprimisRx®, Imprimis Pharmaceuticals®, Imprimis Cares®, Imprimis Cares!®, SSP Technology®, Dropless®, Go Dropless®, Go Dropless! ®, GoDropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, Tri-Moxi®, Pred-Moxi®, HLA®, Triple Drop®, ED Free®, Defeat IC©, Say Goodbye©, PPS-DR®, Stericheck™, Pred-Moxi-Ketor™, Pred-Moxi-Brom™, Pred-Ketor®, Dex-Moxi®, Combination Drop Therapy™, Compounded Alternative™, Compounded Choice™, Custom Compounding™, Custom Compounding ChoiceTM, Pred-Gati™, Pred-Gati-Nepaf™, Pred-Nepaf™, Correct Compound™, Making Drugs Affordable Again™, Superbundle™, People-Focused™, MKO Melt™, and IV Free™, Imprimis Dropless Cataract Therapy®, LessDrops® (logo), Imprimis LessDrops®, Imprimis Dropless Cataract Surgery®, Pred-Gati™, Pred-Gati-Nepaf™, Pred-Nepaf™, Pred-Gati-Brom™, Pred-Gati-Ketor™, Dex-Moxi-Ketor™, Moxi™, Dex-Gati™, Correct Compound™, Lat™, Lat-Ds™, Tim-Lat™, Tim-Dor-Lat™, Tim-Brim-Dor™, Tim-Brim-Dor-Lat™,  Pred-Levo-Ketor™, Pred-Levo-Brom™, Pred-Levo-Nepaf™, Tri-Moxi-Vanc™, Smartdrops™, Smarteyedrops™, Serum Tears™, Plasma Tears™, PRP Tears™, Omegadoxy™, Double Drop™, Quad Drop™, Lower Drops™, Simple Drops™, and Glaucoma Care™.  We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future.

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

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distribute them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations comply with Section 503A of the FDCA, and our NJ based outsourcing facility complies with Section 503B of the FDCA.

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

International Regulation

If we pursue commercialization of our proprietary formulations in countries other than the United States, then we may need to obtain the approvals required by the regulatory authorities of such foreign countries that are comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those relating to our U.S. operations. Regulatory frameworks and requirements vary by country and could involve significant additional licensing requirements and product testing and review periods.

Environmental and Other Matters

We are or may become subject to environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research and preparation of our formulations. In addition, we are subject to work safety and labor laws that govern certain of our operations and our employee relations. In each of these areas, as described above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, licenses or permits, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business.

Research and Development Expenses

Our research and development expenses incurred in 2015 and 2016 primarily include expenses related to the development of intellectual property, researcher and investigator-initiated evaluations, and research and formulation development related primarily to our ophthalmic formulations and certain other assets.

During the year ended December 31, 2016, we incurred $739 in research and development expenses, as compared to $332 during the year ended December 31, 2015.

Employees

As of March 1, 2017, we employed 144 employees, of which 141 are full-time employees and 3 are part-time employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis.

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

In April 2014, January 2015 and August 2015, we completed our acquisitions of the capital stock Pharmacy Creations, Park and ImprimisRx TX, respectively. In October 2015, ImprimisRx PA acquired substantially all of the assets of Thousand Oaks Holding Company and its wholly-owned subsidiaries. In February 2017, we sold 100% of our ownership in ImprimisRx TX.

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

We have incurred losses in every year of our operations, including net losses of $(19,087) and $(15,899) for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our accumulated deficit was $(76,851). We expect to decrease our operating losses during 2017, however, our projections may not be correct and our plans could change and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through our compounding pharmacies and outsourcing facilities. We have limited experience operating pharmacies and commercializing compounded formulations, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our proprietary formulations. Although we have established and plan to grow our internal sales teams to market and sell our proprietary formulations and other non-proprietary products, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our formulations to generate significant revenue from sales of these products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and outsourcing facilities, along with any pharmacy partners with which we may contract to compound and sell our formulations using our quality standards and specifications, in a timely manner and sufficient volumes to accommodate the number of prescriptions they receive. Our pharmacies may be unable to compound our formulations successfully and we may be unable to acquire, build or enter into arrangements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, which would cause our business to suffer.

We sell certain of our proprietary formulations primarily through a unified network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

Our business strategy includes establishing a unified compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, to market and sell our proprietary formulations and other non-proprietary products in all 50 states.

We acquired our New Jersey, California, and Pennsylvania compounding pharmacies in April 2014, January 2015, and October 2015, respectively. In February 2015, we leased space in New Jersey and began construction of a new outsourcing facility to replace our current facility, which was completed near the end of the third quarter of 2016. We plan to expand our pharmacy operations and personnel and developing our facilities into a unified compounding pharmacy network. We have been developing “ImprimisRx” as a uniform brand for our compounding facilities and are bringing our compounding facilities under this name. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance,

●	we have experienced delays and increased costs in our outsourcing facility construction efforts;

●	we may not be successful in completing future construction plans on a timely basis or within budget;

●	we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we to acquire or build in the future;

●	we may not be able to satisfy applicable federal and state licensing and other requirements for any of our pharmacy businesses in a timely manner or at all;

●	changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly;

●	we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations;

●	market acceptance of compounding pharmacies generally may be curtailed or delayed; and

●	we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all.

Moreover, all our efforts to expand pharmacy operations and establish a unified pharmacy network will involve significant costs and other resources, which we may not be able to afford and may disrupt our other operations and distract management and employees from the other aspects of our business. As a result, our business could materially suffer if we are unable to further develop this unified pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

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

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our termination of efforts to pursue FDA approval of a product candidate in November 2013, our acquisitions of the ImprimisRx compounding pharmacies and various product development opportunities in 2014 and 2015, and the expenses in developing our pharmacy facilities into outsourcing facilities and registering them as such with the FDA. We may not accurately estimate the potential revenues and expenses of our operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology, urology, otolaryngology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to introduce new lower-cost compounded formulation alternatives to higher-priced FDA-approved drugs, as part of our Imprimis Cares initiative. However, we expect acquisitions of compounding pharmacies to provide us with only limited research and development support and access to additional novel compounded formulations. We have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements to obtain rights to develop new formulations in the future, but only if we are able to identify attractive formulations and negotiate acquisition or license agreements on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development opportunities from third parties and we are unable to rely upon our ImprimisRx compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

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

On May 11, 2015, we incurred $10,000 of indebtedness under a loan agreement with IMMY Funding LLC (LSAF), an affiliate of Life Sciences Alternative Funding LLC, and on January 22, 2016, we incurred an additional $3,000 of indebtedness under a convertible note we issued to LSAF. On December 27, 2016, we entered into an exchange and discharge agreement with LSAF to exchange the $3,000 convertible note for a $3,000 term loan. The outstanding principal amounts due to LSAF, collectively, including any interest that has been paid in kind of the principal balance, in aggregate, is $13,332.

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

We only recently started generating cash from operations, but we do not currently receive sufficient revenues to support our operations. We may need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans may change or the estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures, or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We have raised over $35,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement and convertible note with LSAF. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. Currently, we own 26 U.S. patents or patent applications, including 21 utility and five provisional patent applications, and we own five international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after March 20, 2017, approximately 12% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Item 9A of our 2016 Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2016. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The sale of substantial amounts of our common stock in the public market, or the perception that sales could occur, may cause the market price of our common stock to fall. Sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, applicable to outstanding shares, upon expiration of any lock-up periods applicable to outstanding shares, upon our issuance of shares upon the exercise of outstanding options or warrants, or upon our issuance of shares pursuant offerings of our equity securities. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 7,600 square feet of office space in San Diego, California, the current lease term for which expires on October 31, 2018. This facility serves as our corporate headquarters.

We lease approximately 8,600 square feet of lab, warehouse and office space in Ledgewood, New Jersey, the current lease term for which expires on July 31, 2022 and includes options to extend the lease term through 2032. This facility is serves as an outsourcing facility and pharmacy.

We lease approximately 4,500 square feet of lab and office space in Irvine, California, the current lease term for which expires on December 31, 2020. This facility is our California-based pharmacy.

We lease approximately 5,600 square feet of lab and office space in Folcroft, Pennsylvania, the current lease term for which expires on March 31, 2022. This facility is our Pennsylvania-based pharmacy.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any other pending legal proceedings to which we are a party or of which any of our property is subject the adverse outcome of which, individually or in the aggregate, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Capital Market in February 2013. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Capital Market for the periods indicated.

Fiscal Year 2015	High	Low
First Quarter	$8.27	$6.84
Second Quarter	$8.59	$7.42
Third Quarter	$8.64	$6.19
Fourth Quarter	$8.78	$4.94

Fiscal Year 2016	High	Low
First Quarter	$6.94	$3.72
Second Quarter	$4.16	$3.50
Third Quarter	$4.45	$3.34
Fourth Quarter	$3.85	$1.65

Holders

As of March 15, 2017 there were approximately 261 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. Further, our LSAF loan agreement, described in Notes 10 and 13 to our consolidated financial statements included in this Annual Report, restrict our ability to pay cash dividends on our common stock.

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

Overview

We are an ophthalmology-focused pharmaceutical company specializing in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. We are committed to our mission, vision and values to deliver high-quality novel medications to physicians and patients at affordable prices.

The cornerstone of our ophthalmology program consists of our proprietary Dropless Therapy® injectable and LessDrops® topical formulations that compete in the multi-billion dollar U.S. eye drop market. These formulations have been uniquely designed to address patient compliance issues and provide other compelling medical and economic benefits. We also offer a conscious sedation medication, the IV Free MKO Melt™, a proprietary alternative to intravenous sedation. The MKO Melt is administered sublingually to sedate patients undergoing ocular and other surgeries. We plan to expand our ophthalmology program and introduce additional innovative medications for glaucoma, wet age-related macular degeneration (wet AMD), diabetic macular edema (DME) and chronic dry eye disease (DED). Our integrative medicine business includes medications used in several therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Our urology business includes a series of injectable erectile dysfunction formulations for patients that are refractory to or are otherwise unable to take phosphodiesterase type 5 inhibitors such as sildenafil (Viagra®), tadalafil (Cialis®) and vardenafil (Levitra®). We also make PPS-DR® (pentosan polysulfate sodium delayed-release) formulations as lower-cost alternatives to Elmiron® for patients diagnosed with interstitial cystitis. We also make and sell low-cost therapeutic alternatives to Daraprim®, Thiola® and Calcium Disodium Versenate, all FDA-approved drugs that have experienced significant price increases.

Approximately 90 percent of our revenue is derived from buy-and-bill customers as a cash pay business and as such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. We do not operate using and are not dependent on discount cards, rebates, or other methods and programs that typically eliminate transparency to the consumer. By making ourselves generally independent of third party payments, we are not subject to insurance company formulary inclusion and pharmacy benefit manager payment clawbacks. In this regard, our transactions are simple, involving a patient-in-need, a physician’s diagnosis and a fair price and great service for a quality pharmaceutical product. The efficiency of our business model allows us to quickly innovate and safely deliver novel and clinically relevant products to the market with less complications and at lower costs for our customers than traditional pharmaceutical company competitors.

Our proprietary drug formulations are born from the clinical experience of a network of inventors, including physician prescribers, clinical researchers and pharmacist formulators, who develop and prescribe personalized medicines for individual patient needs. We work collaboratively with these inventors to identify and evaluate intellectual property related to potential candidates, assess relevant markets, and seek to validate the clinical experience with the objective of investing in commercialization activities. Although our business is focused on a pharmaceutical compounding commercialization strategy, we may also consider other commercialization pathways, including pursuing FDA approval to market and sell a drug formulation or technology.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $76,851 at December 31, 2016. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We currently produce and dispense our medications directly to customers through our ImprimisRx facilities located in Ledgewood, New Jersey, Irvine, California and Folcroft, Pennsylvania. Our New Jersey facility is comprised of two separate facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food, Drug & Cosmetic Act (FDCA). The other New Jersey facility (“NJRX”), and our California and Pennsylvania facilities, are all licensed pharmacies operating under Sections 503A of the FDCA. All products that we produce and sell are made in the United States of America.

Below are descriptions of our current programs. We also continue to evaluate and assess intellectual property and other assets we have developed or acquired, including provisional patent applications, in order to support our development and potential commercialization of additional medications focused in the ophthalmology market and in other therapeutic areas.

Ophthalmology

In 2013, we acquired intellectual property trademarked as SSP Technology®, which allows for combination and administration of anti-inflammatory and anti-bacterial agents after the completion of ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of tunable, uniform particle sizes which enable these combined medications to be used as an intraoperative injectable or as a topical eye drop. Since our acquisition of this technology we have continued its development to include additional active pharmaceutical ingredients, such as NSAIDs. These combination medications have begun to impact the growing cataract surgery eye drop and refractive surgery eye drop markets. Based on our success and standing in the ophthalmology market, we plan to expand into additional ocular surgery markets where there is a risk of inflammation and infection and into other markets including glaucoma, wet age-related macular degeneration (wet AMD), diabetic macular edema (DME) and chronic dry eye disease.

Our proprietary ophthalmic medications provide physicians with the ability to address primary complications associated with ocular surgery including infection risk and post-operative inflammation due to patient non-compliance associated with traditional multiple bottle eye drop regimens. This is achieved by reducing the complexity of and in many cases altogether avoiding the need for post-operative eye drop regimens. We market these ophthalmic formulations as Dropless Therapy and LessDrops combination eye drops. We also package multiple ophthalmic medications, which may include our proprietary Dropless Therapy or LessDrops formulations, and other non-proprietary formulations as kits and dispensed to patients with needs for multiple ocular therapies.

Dropless Therapy

The cataract surgery market continues to experience significant growth. According to a 2013 Market Scope report, 3.8 million cataract surgeries are performed annually in the U.S. and nearly 22 million cataract surgeries were performed globally, with expected annual market growth of approximately 3%. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and reach more than 50 million by 2050. Transparency Market Research estimates that the ophthalmology drug market will reach an estimated $21.6 billion by 2018.

Typically, the treatment regimen for the prevention of post-cataract and other intraocular surgery complications is a pre-operative and post-operative self-administered eye drop regimen, which requires strict patient compliance and careful adherence to a prescribed dosing schedule. Physicians have reported, and studies have shown, that eye drop regimens can be confusing to patients, which can cause non-compliance and incorrect dosing. Numerous published studies conducted in the U.S. and Europe have demonstrated that antibiotics administered into the eye at the time of cataract surgery significantly reduced the risk of developing post-surgery inflammation and infection.

Our Dropless Therapy medications are single, injectable intraocular doses that are administered during cataract surgery. Ophthalmologists have reported that Dropless Therapy has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgery, thereby largely eliminating patient non-compliance and dosing errors associated with post-operative self-administered eye drop care regimens. Since launching Dropless Therapy in April 2014, multiple investigator initiated studies have been completed and their positive findings published in trade and peer-reviewed publications. A recently published study comparing Dropless Cataract Surgery to post-surgical topical drops found that 92 percent of the patients preferred Dropless Therapy over eye drops, and regarding post-operative visual outcome, 88 percent of patients preferred Dropless over topical drops. In a large peer-reviewed retrospective study of 1,541 patients receiving Dropless Therapy during cataract surgery, researchers reported that nearly 92 percent of the cases required no supplemental medication following surgery. A 2015 economic study with Cataract Surgeons for Improved Eyecare and conducted by Andrew Chang & Co, LLC, demonstrated that, assuming a cost of $100 per dose (dollar amount not expressed in thousands), Dropless Therapy could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period (dollar amounts not expressed in thousands).

LessDrops Combination Eye Drops

In addition to the 3.8 million cataract surgeries performed annually in the U.S., the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

Our LessDrops® topical formulations, introduced during first quarter 2015, include combination steroid, antibiotic and non-steroidal anti-inflammatory topical eye drops for patient administration following cataract, refractive and other ocular surgeries. We estimate that our LessDrops combination eye drops may require the administration by patients of up to 50 percent fewer drops post-surgery and cost up to 75 percent less than other currently available post-surgery eye drop regimens. We plan to expand our LessDrops portfolio to provide additional eye drop choices for our ophthalmologist customers. We believe we are capturing an estimated 10 percent of the U.S. post-surgery cataract eye drop market. Over 1,500 ophthalmologist customers have adopted Dropless and LessDrops medications and we have serviced over 600,000 cataract and refractive surgeries since April 2014. A growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become customers.

Glaucoma Eye Drops

During the second quarter of 2017, we intend to launch a series of preservative-free eye drops and combination eye drops for glaucoma patients. According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Glaucoma is incurable, and if not managed can lead to blindness. Generally, the first line of treatment consists of a prostaglandin-analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. Up to 50 percent of glaucoma patients require more than one drug following a few months of initial treatment, however the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. Our glaucoma topical medications will include combinations of active pharmaceutical ingredients (APIs) that are similar to those formulations marketed and available in countries outside of the U.S. Our combination eye drops may require the administration of fewer drops by patients and cost significantly less than currently available glaucoma drop regimens.

We believe the use of combination products is rising because of two major advantages; improved patient compliance by avoiding separate administration of drops and prevention of washout effect by eliminating the need for consecutive dosing intervals.

MKO Melt™ Conscious Sedation

In May 2016, we launched our patent-pending IV Free MKO Melt™ conscious sedation formulation. Traditionally, sedation medications for ocular surgery are administered intravenously, which require IV medications and supplies, and the need for additional staff to assist in preparation, administration and monitoring related to this process. Our MKO Melt is administered sublingually and is an option to IV anesthetic to sedate patients undergoing ocular surgeries. The MKO Melt may have use in numerous other surgical procedures outside of ophthalmology including MRI procedures, dental procedures, colonoscopies, vasectomies, biopsies and women’s health.

Integrative Medicine

Our integrative medicine business includes personalized medications used in several integrative areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. The portfolio includes ascorbic acid (non-corn source), patent-pending curcumin emulsion, lyophilized artesunate and other medications used for various integrative therapies. We sponsor the Integrative Therapies Institute (ITI) conferences that cover a multitude of integrative topics and feature speakers considered thought leaders in their respective fields.

Urology

We offer injectable medications for the treatment of erectile function (ED). According to the American Urological Association (AUA) there are 20 to 30 million men in the U.S. with ED. The AUA indicates that intracavernous vasoactive injections, including Tri-Mix (phentolamine, papaverine and prostaglandin), are considered the most effective non-surgical treatment for ED. We are also developing additional formulations associated with ED, including a sublingual formulation. We currently have one managed care provider that consists of the majority of our Tri-Mix sales. We are currently marketing this large healthcare provider additional formulations, including our ophthalmic medications, and hope to grow our existing sales footprint and expand the relationship into other therapeutic areas.

In May 2016, we introduced our patent-pending customizable delayed-release tiopronin medications that may be prescribed by physicians as a lower-cost alternative to FDA-approved Thiola® for cystinuria patients. Cystinuria is a chronic genetic disease that causes stones made of the amino acid cystine to form in the kidneys, bladder and/or urethra. In addition to the significantly lower cost, our tiopronin medications may allow for a reduction in the number of pills patients are required to consume daily.

We also produce and dispense PPS-DR (pentosan polysulfate sodium) oral medications as a lower-cost option to an off-patent oral drug, Elmiron®, for the treatment of symptoms associated with interstitial cystitis (IC). IC, also referred to as painful bladder syndrome and chronic pelvic pain, is a chronic bladder condition. According the Interstitial Cystitis Association, IC affects an estimated 4 to 12 million men and women in the U.S. There is no known cure for IC and a combination of therapies is recommended for most patients including medication, physical therapy and dietary changes. Our low-cost PPS-DR oral medications feature delayed-released capsules that may allow for reduced daily dosing requirements.

Other Markets and Development Programs

In October 2015, we introduced our compounded pyrimethamine and leucovorin formulations, lower-cost therapeutic alternatives to FDA-approved Daraprim® for the treatment of toxoplasmosis. Toxoplasmosis can be of major concern for patients with weakened immune systems such as patients with HIV/AIDS, pregnant women and children. Our combination pyrimethamine and leucovorin formulations are now offered by Express Scripts, the largest pharmacy benefit manager in the U.S., and by many other hospitals and healthcare organizations.

In September 2016, we announced the availability of our EDTA calcium disodium injectable formulation, a lower-cost alternative to FDA-approved Calcium Disodium Versenate, commonly used to stabilize and treat patients exposed to lead poisoning.

We also offer hormone replacement therapy, weight loss, dermatologic, and other personalized medications, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

We have developed a patent-pending formulation that may be prescribed by physicians as a therapeutic alternative to an off-patent drug (name withheld for competitive reasons) that is prescribed for various indications mainly related to autoimmune diseases. The incumbent drug is known to present stability challenges, and we have stability and potency data on our formulation beyond 120 days. The incumbent drug has no generic competition and annual sales were over $1 billion in the U.S. during 2016. We are currently evaluating potential opportunities for this formulation including working on its development and commercialization with a strategic partner and/or developing our own clinical development program.

Customer Relationships

We produce and dispense our innovative medications to a growing number of patients, physicians, hospitals, ambulatory surgery centers and pharmacy benefits managers (PBMs). In September 2016, we entered into a purchase and supply agreement with AmSurg Holdings, Inc. a leading national provider of multi-specialty outsourced physician services to more than 245 U.S. hospitals, ambulatory surgery centers and other healthcare facilities. Pursuant to the terms of the agreement, we will provide AmSurg with our core ophthalmic medications including our Dropless Therapy and LessDrops combination eye drops.

In October 2016, we entered into a purchase and supply agreement with the specialty pharmacy division of a leading PBM with more than 65 million Americans covered lives. Pursuant to the terms of the agreement, we will supply the network of specialty pharmacies with our complete formulary of medications. We believe the agreement represents a new approach to efficiently deliver medications from the manufacturer directly to the consumer, thereby eliminating several layers of inefficiencies for the millions of patients covered by this renowned PBM. We expect this agreement will help accelerate the adoption of several of our products we currently offer and others we expect to launch in 2017.

In December 2016, we announced the launch of Correct Compound™ program with FocusScript, LLC (FocusScript), the largest compounding claims management company in the U.S. Through the program, we will jointly offer FocusScript’s proprietary CDF-Logic program of a customizable compound formulary and our portfolio to PBMs, managed care organizations and other healthcare payors. FocusScript will manage and process Correct Compound claims across FocusScript’s preferred network of over 200 compounding pharmacies which are accredited and credentialed through the UCAP program, and administered in an exclusive partnership with the National Association of Boards of Pharmacy (NABP). FocusScript will also provide its custom, proprietary system for pre-processing claims for optimal pricing, broad analytics and real-time oversight of fraud, waste and abuse. We believe this partnership allows us to leverage the value we have built in our brand and maintain our focus and resources on our rapidly-growing ophthalmology business. FocusScript’s pharmacy network, relationships with payors and comprehensive prescription drug adjudication tools should help us increase our reach and lower costs that are typically associated with the billing and adjudication process of prescription medications.

Compounding Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them directly to physicians and patients. Generally, compounding pharmacies combine different APIs, all of which are FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Physicians prescribe our products because a standard medication approved by the FDA is not appropriate for a patient’s needs. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A compounding pharmacy is only permitted to compound or prepare a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our three ImprimisRx compounding pharmacies make, dispense and sell our proprietary and non-proprietary compounded formulations and are collectively licensed to distribute to 50 states.

In October 2016, we registered NJOF with the FDA as a Section 503B outsourcing facility. An outsourcing facility is an entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation. An outsourcing facility is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). We estimate that our capital expenditures to build and equip the New Jersey facility were approximately $5,770, of which, we have paid approximately $5,680 as of December 31, 2016. We have also finalized improvements to our California based pharmacy. We have invested approximately $530 to make the improvements and added capacity to the pharmacy, of which we have paid approximately $403 as of December 31, 2016. We completed the improvement efforts at our California pharmacy in January 2017.

In June 2016, our Texas facility was damaged related to a faulty sprinkler head. We immediately commenced restoration efforts, notified our insurance carrier and filed claims for damages under our insurance policies, including claims related to business interruption (see discussion below regarding the Texas insurance claim). In September 2016, after consideration of the totality of circumstances surrounding our collective facility infrastructure, including estimated production capacity and capabilities of NJOF, and the damage to our Texas facility, we decided to cease operations in Texas. In February 2017, we entered into a stock purchase agreement to sell our Texas entity for $10 and transfer the lease agreement to the new owners.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our pharmacy operations, optimize pricing and obtain reimbursement options for our proprietary compounded formulations, and continue to pursue development and commercialization opportunities for certain of our ophthalmology, urology and other assets that we have not yet made commercially available as compounded formulations. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “—Liquidity and Capital Resources” below.

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

Compounding Strategy

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our compounding pharmacies pursuant to a prescription for an individually identified patient. Additionally, in November 2016, we registered part of our New Jersey facility as an outsourcing facility. We are working to further develop our facilities into a unified compounding network. For instance, during 2016 we developed “ImprimisRx” as a uniform brand for our compounding facilities and have renamed all of our compounding facilities under this or a similar name. These efforts may also entail seeking to acquire new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. However, we have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties expanding our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful.

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

Sales and Marketing Efforts

Although we believe that our proprietary drug formulations could have commercial appeal in international markets and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada, we expect to continue to focus our sales and marketing efforts on our U.S. commercial opportunities during 2017. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology business and the other on our non-ophthalmology business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our formulations. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

Recent Developments

The following describes certain developments in 2016 and 2017 to date that are important to understand our financial condition and results of operations. See the notes to our consolidated financial statements included in this report for additional information about each of these developments. Dollar amounts are expressed in thousands.

PIPE Equity Offering

In December 2016, we entered into a securities purchase agreement (the “SPA”) with certain purchasers identified on the schedule of buyers attached thereto (the “Investors”), which provided for the sale by us of 5,257,828 Units, with each Unit consisting of one share of common stock of the Company, (the “Common Stock”), and one warrant to purchase one share of Common Stock (the “Investor Warrants”), at a price of $1.915 per Unit for aggregate gross proceeds of approximately $10,100 (the “PIPE Offering”). The Investor Warrants have an exercise price of $1.79 per share, are non-exercisable for the first six months and will expire three years from the date of issuance. We closed the PIPE Offering on December 27, 2016 (the “Closing”). At Closing, we paid National Securities Corporation (the “Placement Agent”), in consideration for its services as placement agent for the PIPE Offering, a cash amount equal to 7.5% of the gross proceeds from the sale of the Units. We also issued to the Placement Agent a warrant (the “Agent Warrant”) to purchase up to 210,313 shares of Common Stock equal to 4% of the shares of Common Stock included in the Units (excluding the shares of Common Stock underlying the Investor Warrants) sold in the Offering. The Agent Warrant was issued on the same terms and conditions of the Investor Warrants.

In addition, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors pursuant to which we agreed to register for resale the shares of Common Stock and the shares of Common Stock underlying the Investor Warrants sold in the PIPE Offering. Under the terms of the Registration Statement, we committed to file the registration statement no later than 30 days after the Closing and to cause the registration statement to become effective no later than the earlier of (i) five business days after the SEC informs the Company that no review of the registration statement will be made or that the SEC has no further comments on the registration statement or (ii) 120 days after the Closing. We filed the Registration Statement on January 23, 2017 and it was declared effective on January 30, 2017. The Placement Agent received registration rights with respect to the shares of Common Stock underlying the Agent Warrant on the same terms and conditions as the Investors.

Debt Reorganization

In December 2016, we entered into a third amendment (the “Third Amendment”) to the Loan and Security Agreement dated May 11, 2015, and previously amended on October 20, 2015 and again on January 22, 2016, (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “Lender”), as lender and collateral agent. Concurrently with entering into and related to the Third Amendment, we and the Lender also entered into an Exchange and Discharge Agreement (the “Exchange Agreement”). The Third Amendment and Exchange Agreement, among other things, primarily allowed for us and the Lender to exchange a $3,000 principal balance convertible note dated January 22, 2016 issued by us to the Lender (the “Convertible Note”), for a $3,000 term loan (the “Term B Loan”). The Term B Loan was issued in exchange for, and not funded separately, cancellation and discharge of all indebtedness related to the Convertible Note. Terms, conditions and security interests of the Term B Loan are substantially equal to those of the Loan Agreement. The Third Amendment also amended certain terms and definitions associated with prepayment, payment schedule, amortization periods and defined the outstanding principal amounts due to the Lender under the Loan Agreement and Term B Loan (collectively, the “Note”), including any interest that has been paid in kind of the principal balance, in aggregate, as $13,332.

Under the amended terms we are permitted to pay interest only through May 2017, and the Note begins to amortize over twenty subsequent payment periods thereafter. The Note, plus a final fee of 5% of the aggregate principal amounts under the Loan Agreement will be due on the earlier of December 1, 2018 or 20 months after the end of the interest-only period. During 2016, our interest payment obligations relating to the Note and the Convertible Note totaled approximately $1,980.

The agreements governing the LSAF Loan and the Convertible Note include financial and operating covenants that impose restrictions on our certain of activities. The amounts owed under the LSAF Loan and the Convertible Note are secured by substantially all of our personal property, rights and assets, including our intellectual property rights.

Asset Impairment and Insurance Claim - Texas

In June 2016, our Texas based facility was damaged by a malfunction with the property’s sprinkler system. We commenced restoration efforts and filed claims for damages under our insurance policies, including claims related to business interruption. In September 2016, we decided to cease operations at our Texas facility, and began winding down operations at that location. In November 2016, we were paid $861 from our insurance carrier related to the claims we filed for property damage and business interruption. We have transferred equipment and certain improvements in our Texas facility to our other facilities and all operations ceased completely near the end of 2016. As result of shutting the facility down, we incurred a charge of $303 related to the impairment of the intangible assets and goodwill of our Texas facility during the year ended December 31, 2016.  In February 2017, we entered into a stock purchase agreement to sell our Texas entity for $10 and transfer the lease agreement to the new owners.

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

Public Equity Offerings

On March 16, 2016, we closed an underwritten public offering of 3,335,000 shares of our common stock at a per share price to the public of $3.60, and we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses. We used the net proceeds from the offering for working capital and general corporate purchases.

On November 27, 2015, we entered into a Controlled Equity OfferingSM sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement we have filed with the Securities and Exchange Commission. We have agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and to reimburse Cantor Fitzgerald for certain fees and expenses in an amount not to exceed $50. We have sold 57,402 shares of common stock and received net proceeds of $212, after deducting sales commission and offering expenses, under the Sales Agreement during the year ended December 31, 2016, leaving an aggregate of $1,871 available for future sales of shares thereunder as March 20, 2017.

Convertible Note and Loan Agreement

On January 22, 2016, we received gross proceeds of $3,000 upon our issuance of an 8.00% Convertible Senior Secured Note in the principal amount of $3,000 (“Convertible Note”) to the Lender. We were obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and we were obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Convertible Note was convertible into shares of our common stock by the holder at any time at an effective conversion price of approximately $3.60, subject to adjustment upon certain events. The Convertible Note was exchanged in December 2016, as described in more detail above under the subtitle Debt Reorganization.

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

Comparison of Years Ended December 31, 2016 and 2015

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2016 and 2015:

	For The Year Ended
	December 31,		$
	2016	2015	Variance
Sales, net	$19,927	$9,654	$10,273
License revenues	15	62	(47)
Total revenues	$19,942	$9,716	$10,226

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and introduction of new proprietary formulations throughout calendar 2015 and furtherance of those sales in 2016, including our LessDrops formulations. Our ophthalmology related sales were approximately $10,984 the year ended December 31, 2016, compared to $3,060 during last year, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2016 and 2015:

	For The Year Ended
	December 31,		$
	2016	2015	Variance
Cost of sales	$9,831	$5,206	$4,625

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. During the third quarter of 2016 due to the property damage at our Texas facility, we hired temporary staff to assist with the order fulfillment that was shifted to our California and New Jersey pharmacies. The costs associated with the temporary staff and limited production efficiencies contributed to the increase in cost of sales during the year ended December 31, 2016.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the years ended December 31, 2016 and 2015:

	For The Year Ended
	December 31,		$
	2016	2015	Variance
Selling and marketing	$7,382	$6,496	$1,886

The increase in selling and marketing expenses during the year ended December 31, 2016, was primarily attributable to the expansion of our sales and marketing efforts (in particular during the earlier part of the year), which included additional commercialization personnel, attendance at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the year ended December 31, 2016 and 2015:

	For The Year Ended
	December 31,		$
	2016	2015	Variance
General and administrative	$17,569	$12,504	$5,065

The increase in general and administrative expenses between periods was largely attributable to additional expenses resulting from the opening and acquisition of additional compounding facilities, as well as the general increase of our operations to support growth in sales, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, incurring increased professional fees and other related activities. We also incurred additional expenses related to the cessation of our Texas entity during the year ended December 31, 2016.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the years ended December 31, 2016 and 2015:

	For The Year Ended
	December 31,		$
	2016	2015	Variance
Research and development	$739	$332	$407

The variance in research and development expenses between periods was primarily attributable to change in timing of our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations. In the fourth quarter of the year ended December 31, 2016, we also began formulation development studies on many of our core formulations.

Impairment of Intangible Assets and Goodwill

As more fully described in Note 2 to the Consolidated Financial Statements, the Company performs an evaluation of long-lived assets and intangible assets for impairment when certain indicators of impairment are present. In September 2016, we decided to cease operations at our Texas facility, and began winding down operations at that location. Based on current projections regarding future cash flows of our Texas facility and subsidiary, the evaluation resulted in an impairment of $303 related to intangible assets and goodwill of our Texas subsidiary, recorded to impairment of long-lived assets on the Consolidated Statement of Operations during the year ended December 31, 2016.

Interest Income

Interest income was $10 for the year ended December 31, 2016, compared to $5 in the prior year.

Interest Expense

Interest expense was $2,784 for the year ended December 31, 2016, compared to $1,113 in the prior year. The increase was primarily due to interest expense recognition related to the LSAF Loan and Convertible Note, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Debt Extinguishment

Debt extinguishment was $1,966 for the year ended December 31, 2016, which was related to the exchange and discharge of our $3,000 convertible note with IMMY Funding, LLC.

Income Tax Benefit

Income tax benefit was $111 for the year ended December 31, 2016, which was related to the net valuation change in our deferred tax liabilities and assets, specifically those related to the Park acquisition and its identifiable intangible assets.

Other Income

We recorded other income of $1,537 during the year ended December 31, 2016, related to proceeds from our insurance claim in Texas, settlement with Urigen Pharmaceuticals, Inc. In May 2016, we paid the contingent acquisition obligation for Pharmacy Creations, LLC and recorded a gain of $81 during the year ended December 31, 2016, respectively.

Net Loss

Net loss for the year ended December 31, 2016 was $(19,087), or $(1.50) basic and diluted net loss per share, respectively, compared to a net loss for the prior year of $(15,899), or $(1.66), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2016 was $8,853, compared to $2,685 at December 31, 2015. The increase in cash on hand between years was primarily attributable to our underwritten public offering in 2016 of 3,335,000 shares of our common stock at a per share price to the public of $3.60, in which we received net proceeds of $11,088 after deducting the underwriter discount and other offering expenses, and our private placement offering in 2016 of 5,257,828 Units, with each Unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a per unit price of $1.915, in which we received net proceeds of $9,217 after deducting placement agent fees and other offering expenses. Since inception through December 31, 2016, we have incurred aggregate losses to common stockholders of $(76,851). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents and restricted investments of approximately $9,053 at December 31, 2016, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing compounded formulations and technologies, integrating and developing our compounding operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy, outsourcing facilities, drug company and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any product candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

We intend to leverage recent investments made to our New Jersey facility, including new production processes and filling and labeling automation, to offset previously planned production in Texas. We also have made recent company-wide improvements in technology integration, production automation, quality systems and other supply chain efficiencies. These actions are expected to streamline our operations and reduce expected cash based expenses by nearly $3,000 annually without impacting our growth plans.

Net Cash Flow

The following provides detailed information about our net cash flows for the years ended December 31, 2016 and 2015:

	For the	For the
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(11,215)	$(11,143)
Net cash used in investing activities	(7,289)	(5,130)
Net cash provided by (used in) financing activities	24,672	10,747
Net change in cash and cash equivalents	6,168	(5,526)
Cash and cash equivalents at beginning of the period	2,685	8,211
Cash and cash equivalents at end of the year	$8,853	$2,685

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $(11,215), as compared to $(11,143) used in operating activities during the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 and 2015 was $(7,289) and $(5,130), respectively. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey, California and Texas facilities. Cash used in investing activities in 2015 was primarily related the beginning construction efforts for our New Jersey facility and our acquisitions of Park, CAP and assets of ImprimisRx PA.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 and 2015 was $24,672 and $10,747, respectively. Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note, proceeds received from the underwritten public offering and sale of shares of common stock in March 2016 and private placement offering in December 2016. The cash provided by financing activities during the year ended December 31, 2015 is primarily attributable to proceeds from the LSAF Loan entered in May 2015, and the proceeds received from cash exercises of warrants.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including: (a) gross proceeds of $3,000 received in January 2016 from the Convertible Note issuance; (b) net proceeds of $11,088 from our sale of 3,335,000 shares of common stock in our March 2016 public offering; (c) gross proceeds of $2,000 from our sale and leaseback of certain equipment in August 2016; and (d) net proceeds of $9,217 from the private placement offering of 5,257,828 Units in December 2016. We also obtained capital from insurance proceeds related to business interruption and property loss of our Texas facility of $861 in November 2016 and from ongoing product and formulation sales. We do not currently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive $1,871 in additional gross proceeds from future sales of our common stock under the Sales Agreement. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the LSAF Loan and the LSAF Note. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO), our principal executive officer, and our Chief Financial Officer (CFO), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

IMPRIMIS PHARMACEUTICALS, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 21, 2017

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

Signature	Title	Date

/s/ Andrew R. Boll	Chief Financial Officer	March 21, 2017
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Mark L. Baum	Chief Executive Officer and Director	March 21, 2017
Mark L. Baum	(Principal Executive Officer)

/s/ Robert J. Kammer		March 21, 2017
Robert J. Kammer	Chairman of the Board of Directors

/s/ Stephen G. Austin		March 21, 2017
Stephen G. Austin	Director

/s/ Richard L. Lindstrom		March 21, 2017
Richard L. Lindstrom	Director

/s/ Anthony J. Principi		March 21, 2017
Anthony J. Principi	Director

FINANCIAL STATEMENTS

Imprimis Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imprimis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Imprimis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imprimis Pharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
March 21, 2017

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$8,853	$2,685
Restricted cash and short-term investments	200	150
Accounts receivable, net	2,921	840
Inventories	1,841	1,412
Prepaid expenses and other current assets	938	786
Total current assets	14,753	5,873
Property, plant and equipment, net	7,295	2,657
Intangible assets, net	2,972	3,135
Goodwill	2,227	2,466
TOTAL ASSETS	$27,247	$14,131
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,538	$3,407
Accrued payroll and related liabilities	1,638	1,200
Deferred revenue and customer deposits	91	65
Current portion of deferred acquisition obligation and accrued interest	207	198
Current portion of contingent acquisition obligation	-	483
Current portion of note payable, net of unamortized debt discount	3,973	-
Current portion of capital lease obligations, net of unamortized discount	458	21
Total current liabilities	9,905	5,374
Capital lease obligations, net of current portion and unamortized discount	1,318	1
Deferred acquisition obligation, net of current portion	52	258
Accrued expenses, net of current portion	667	500
Deferred tax liability	936	1,047
Note payable and paid-in-kind interest, net of unamortized debt discount and current portion	7,937	8,336
TOTAL LIABILITIES	20,815	15,516
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,627,915 and 9,755,678 shares issued and outstanding at December 31, 2016 and 2015, respectively	19	10
Additional paid-in capital	83,264	56,369
Accumulated deficit	(76,851)	(57,764)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,432	(1,385)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,247	$14,131

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Revenues:
Sales, net	$19,927	$9,654
License revenues	15	62
Total revenues	19,942	9,716
Cost of sales	(9,831)	(5,206)
Gross profit	10,111	4,510
Operating expenses:
Selling and marketing	7,382	6,496
General and administrative	17,569	12,504
Research and development	739	332
Impairment of long-lived assets	303	-
Total operating expenses	25,993	19,332
Loss from operations	(15,882)	(14,822)
Other income (expense):
Interest expense, net	(2,774)	(1,108)
Early extinguishment of debt	(1,966)	-
Change in fair value of derivative liabilities	(113)	-
Other income, net	1,537	31
Income tax benefit (provision)	111	-
Total other expense, net	(3,205)	(1,077)
Net loss	$(19,087)	$(15,899)
Basic and diluted net loss per share of common stock	$(1.50)	$(1.66)
Weighted average number of shares of common stock outstanding, basic and diluted	12,743,184	9,576,142

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2016 and 2015

(In thousands, except for share data)

					Total
	Common Stock		Additional		Stockholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2014	9,258,231	$9	$50,006	$(41,865)	$8,150

Issuance of common stock in connection with:
Exercise of stock options	130,457	-	-	-	-
Vesting of RSUs, net of tax withholding	10,132	-	(10)	-	(10)
Sale of stock, net of offering costs (ATM)	72,421	-	404	-	404
Exercise of warrants	220,912	1	1,247	-	1,248
The Park Acquisition	63,525	-	425	-	425
Relative fair value of warrants to purchase common stock issued in connection with note payable	-	-	840	-	840
Stock-based compensation expense	-	-	3,457	-	3,457
Net loss	-	-	-	(15,899)	(15,899)
Balance at December 31, 2015	9,755,678	10	56,369	(57,764)	(1,385)

Issuance of common stock in connection with:
Exercise of stock options	15,000	-	55	-	55
Vesting of RSUs, net of tax withholding	132,367	1	(144)	-	(143)
Registered public offering sale of stock, net of offering costs, March 2016	3,335,000	3	11,085	-	11,088
Sale of stock, net of costs (ATM)	57,042	-	212	-	212
Private placement, issuance of stock and warrants at $1.915 per unit, net of costs, in December 2016	5,257,828	5	9,212	-	9,217
Stock-based payment for deferred acquisition obligation	75,000	-	302	-	302
Derivative liabilities in connection with convertible note and modification of warrants to purchase common stock issued in connection with note payable	-	-	2,362	-	2,362
Stock-based compensation expense	-	-	3,811	-	3,811
Net loss	-	-	-	(19,087)	(19,087)
Balance at December 31, 2016	18,627,915	$19	$83,264	$(76,851)	$6,432

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,087)	$(15,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	1,055	255
Amortization of intangible assets	351	355
Amortization of deferred tax liability	(111)	-
Amortization of debt issuance costs and discount	970	281
Debt extinguishment	1,966	-
Paid-in-kind interest added to principal of note payable	203	130
Non-cash gain on contingent acquisition obligations	(83)	(31)
Change in fair value of derivative liabilities	113	-
Impairment of long-lived assets	303	-
Stock-based compensation	3,673	3,441
Issuance of warrant related to litigation settlement	115	-
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,081)	(360)
Inventories	(429)	(314)
Prepaid expenses and other current assets	(152)	(545)
Accounts payable and accrued expenses	1,515	1,028
Accrued payroll and related liabilities	438	453
Deferred revenue and customer deposits	26	63
NET CASH USED IN OPERATING ACTIVITIES	(11,215)	(11,143)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Park Compounding, net of cash	-	(3,005)
Purchase of Central Allen Pharmacy, net of cash	-	(421)
Purchase of assets for ImprimisRx PA, Inc.	-	(524)
Payments on Pharmacy Creations contingent acquisition obligation	(100)	-
Investment in restricted smarketable securities	(50)	-
Investment in patent and trademark assets	(252)	(185)
Purchases of property, plant and equipment	(6,887)	(995)
NET CASH USED IN INVESTING ACTIVITIES	(7,289)	(5,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(267)	(25)
Net proceeds from public equity offering	11,088	-
Net proceeds from private placement equity offering	9,217	-
Payments on Park deferred acquisition obligation	(195)	(135)
Proceeds from note payable, net of issuance costs	-	9,265
Proceeds from convertible note payable, net of issuance costs	2,772	-
Proceeds from Essex leaseback, net of issuance costs	1,933	-
Net proceeds from ATM sales of common stock	212	404
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	(88)	1,238
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,672	10,747
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,168	(5,526)
CASH AND CASH EQUIVALENTS, beginning of period	2,685	8,211
CASH AND CASH EQUIVALENTS, end of period	$8,853	$2,685
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9	$1
Cash paid for interest	$1,366	$637
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (in thousands):
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$2,322	$-
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$2,646	$-
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$675	$-
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$464	$-
Reduction in value of warrant in connection with debt extinguishment	$73	$-
Issuance of common stock and fair value of deferred acquisition obligations related to the purchase of Park Compounding	$-	$1,016
Issuance of common stock and to settle contingent acquisition obligation related to the purchase of PC	$302	$-
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$23	$39
Final fee on notes payable recorded as debt discount and included in accrued expenses	$-	$500
Estimated relative fair value of warrants issued in connection with note payable	$-	$840
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$81	$1,275

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

(all dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. ORGANIZATION

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company dedicated to producing and dispensing high quality innovative medications in all 50 states. The Company’s unique business model increases patient access and affordability to many critical medicines. Headquartered in San Diego, California, Imprimis owns and operates three production and dispensing facilities located in California, New Jersey and Pennsylvania.

On April 1, 2014, the Company acquired Pharmacy Creations, LLC (“PC”), a New Jersey based compounding pharmacy and on January 1, 2015, the Company acquired South Coast Specialty Compounding, Inc. D/B/A Park Compounding (“Park”), a California based compounding pharmacy. Effective with the acquisition of PC, the Company commenced sales and marketing efforts for Imprimis’ portfolio of proprietary and non-proprietary compounded drug formulations. On August 4, 2015, the Company acquired JT Pharmacy, Inc. d/b/a Central Allen Pharmacy (“CAP”), a Texas based compounding pharmacy whose name has been changed to ImprimisRx TX, Inc. (See Note 18), and on October 15, 2015, the Company, through a wholly-owned subsidiary ImprimisRx PA, Inc. (“ImprimisRx PA”), acquired substantially all of the assets and tradenames of Thousand Oaks Holding Company’s wholly-owned subsidiaries Topical Apothecary Group, LLC (d/b/a TAG Pharmacy), Aerosol Science Laboratories, Inc. (d/b/a ASL Pharmacy), SinuTopic, Inc. (d/b/a Sinus Dynamics Pharmacy) and Mycotoxins, LLC (collectively “TOHC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, realizability of inventories, valuation of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, valuation of notes payable and derivative liabilities, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $19,087 and $15,899 for the years ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $76,851 and $57,764 as of December 31, 2016 and 2015, respectively. In addition, the Company used cash in operating activities of $11,215 and $11,143 for the years ended December 31, 2016 and 2015, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of approximately $9,053 at December 31, 2016, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties (see Note 16), shipping and handling costs and the write-off of obsolete inventory.

Research and Development

The Company expenses all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable and capital lease obligations in the consolidated balance sheets. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2016 and 2015, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2016 and 2015, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2016 and 2015. The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The Company’s tax years since 2000 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At December 31, 2016, the Company had approximately $8,800 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $422 and $180 as of December 31, 2016 and 2015, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and capital lease equipment are amortized over the estimated useful life or remaining lease term, whichever is shorter. Computer software and hardware and furniture and equipment are depreciated over three to five years.

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Trademarks are an indefinite life intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization and patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

In September 2016, the Company decided to cease operations at its Texas facility, and began winding down the operations. Based on current projections regarding future cash flows of the Texas facility and the related subsidiary, the evaluation resulted in an impairment of $64 related to intangible assets and $239 related to goodwill, recorded to impairment of long-lived assets on the consolidated statements of operations during the year ended December 31, 2016. During the year ended December 31, 2015, the Company did not recognize any impairment of its long-lived assets (See Note 18).

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Total billing and collection management expense under this agreement for the years ended December 31, 2016 and 2015 was $55 and $142, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of operations. The amount due under the agreement as of December 31, 2016 and 2015 was $73 and $81, respectively.

Deferred Rent

The Company accounts for rent expense related to its operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year and interim periods within each fiscal year is recorded as an adjustment to deferred rent (See Note 9).

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

At December 31, 2016 and 2015, the Company did not have any financial assets or liabilities that are measured on a recurring basis. The Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits, deferred acquisition obligations, notes payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, notes payable and capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, notes payable and capital leases, approximate their respective fair values.

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features as either assets or liabilities in the consolidated balance sheets and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from deferred acquisition obligations, stock options, unvested RSUs, warrants and convertible notes were 9,162,259 and 3,313,169 at December 31, 2016 and 2015, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at December 31, 2016 and 2015 was 80,245 and 55,824, respectively,

The following table shows the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2016 and 2015:

	For the	For the
	Year Ended	Year Ended
	December 31, 2016	December 30, 2015

Numerator – net loss	$(19,087)	$(15,899)
Denominator – weighted average number of shares outstanding, basic and diluted	12,743,184	9,576,142
Net loss per share, basic and diluted	$(1.50)	$(1.66)

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual periods ended after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has applied the guidance and disclosure provisions of the new standard upon adoption in its 2016 annual consolidated financial statements. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and its related footnote disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, with terms more than 12 months to be recognized as assets and liabilities on the balance sheet. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

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

Other 2015 Acquisitions

During 2015, the Company acquired CAP and purchased the assets of TOHC, primarily to expand its compounding pharmacy infrastructure and offerings. These acquisitions were not individually significant. The Company has included the financial results of the CAP acquisition in its consolidated financial statements from its acquisition date and the results from this company were not individually material to the Company’s consolidated financial statements. The purchase price for these acquisitions totaled, collectively, approximately $945, which was paid entirely in cash. The Company recorded $641 of net tangible assets and $65 of identifiable intangible assets, based on their estimated fair values, and $239 of residual goodwill.

The acquisition of CAP was not individually significant and the 2015 results from this company were not individually material to our consolidated financial statements.

The Company incurred approximately $201 in acquisition expenses related to the Park Acquisition, $135 in expenses related to the acquisition of the assets of TOHC and did not incur material acquisition expenses related to the acquisition of CAP.

NOTE 4. RESTRICTED CASH AND SHORT-TERM INVESTMENTS

The restricted cash and short-term investments at December 31, 2016 and 2015 consist of a money market account and certificates of deposit, which are classified as held-to-maturity. At December 31, 2016 and 2015, the restricted short-term investments were recorded at amortized cost which approximates fair value.

At December 31, 2016 and 2015, the money market account and the certificates of deposit of $200 and $150, respectively, were classified as a current asset. The certificates of deposit that were required as collateral under the Company’s corporate credit card agreement and as additional security for the Company’s office space lease were redeemed during the year ended December 31, 2016. The money market account is required for additional security for the Company’s New Jersey based facility.

NOTE 5. INVENTORIES

Inventories are comprised of over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories, net of reserve, as of December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Raw materials	$669	$775
Finished goods	1,172	637
Total inventories	$1,841	$1,412

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Prepaid insurance	$315	$297
Other prepaid expenses	517	370
Deposits and other current assets	106	119
Total prepaid expenses and other current assets	$938	$786

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Property, plant and equipment, net:
Computer software and hardware	$831	$323
Furniture and equipment	424	350
Lab and pharmacy equipment	2,559	538
Leasehold improvements	4,836	1,746
	8,650	2,957
Accumulated depreciation and amortization	(1,355)	(300)
	$7,295	$2,657

The Company recorded depreciation and amortization expense of $1,055 and $255 during the years ended December 31, 2016 and 2015, respectively.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2016 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$214	$(6)	$-	$208
Trademarks	Indefinite	224	-	-	224
Customer relationships	3-15 years	2,998	(554)	(15)	2,429
Trade name	5 years	16	(7)	(1)	8
Non-competition clause	3-4 years	294	(184)	(20)	90
State pharmacy licenses	25 years	45	(4)	(28)	13
		$3,791	$(755)	$(64)	$2,972

The Company’s intangible assets at December 31, 2015 consisted of the following:

	Amortization
	periods		Accumulated	Net
	(in years)	Cost	amortization	Carrying value
Patents	17-19 years	$64	$(1)	$63
Trademarks	Indefinite	121	-	121
Customer relationships	3-15 years	2,998	(297)	2,701
Trade name	5 years	16	(4)	12
Non-competition clause	3-4 years	294	(99)	195
State pharmacy licenses	25 years	45	(2)	43
		$3,538	$(403)	$3,135

Amortization expense for intangible assets for the years ended December 31, 2016 and 2015 was as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Patents	$5	$1
Customer relationships	255	260
Trade name	3	3
Non-competition clause	86	90
State pharmacy licenses	2	1
	$351	$355

Estimated future amortization expense for the Company’s intangible assets at December 31, 2016 is as follows:

Years ending December 31,
2017	$359
2018	218
2019	215
2020	212
2021	212
Thereafter	1,755
$2,972

The changes in the carrying value of the Company’s goodwill during the years ended December 31, 2016 and 2015 were as follows:

Balance at January 1, 2015	$332
Acquisition of Park (see Note 3)	1,895
Acquisition of CAP (see Note 3)	239
Balance at December 31, 2015	2,466
Impairment of CAP (see Note 2)	(239)
Balance at December 31, 2016	$2,227

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$2,999	$3,185
Deferred rent	412	63
Accrued interest (see Note 10)	116	90
Accrued exit fee for note payable (see Note 10)	667	500
Building lease liability(1)	11	46
Other accrued expenses (2)	-	23
Total accounts payable and accrued expenses	4,205	3,907
Less: Current portion	(3,538)	(3,407)
Non-current total accrued expenses	$667	$500

(1)	In September 2014, the Company relocated its primary operations to a 7,565 square foot office facility in San Diego, California. In February 2015, the Company entered into a sublease agreement to sublet 3,874 square feet of its previously occupied offices through the remaining term of the lease at a monthly rent amount of $8. The Company recognized a loss of approximately $117 during the year ended December 31, 2014 related to the estimated remaining lease liability, net of expected sublease income, of the previously occupied offices. In September 2016, the Company decided to cease operations at its Texas location and started steps to wind down operations. The Company recognized a loss of $16 during the year ended December 31, 2016 related to the estimated remaining lease liability. The obligations were discounted based on current prevailing market rates.

(2)	The amount consists of a $23 stock-based compensation accrual at December 31, 2015, for stock options to be granted for services performed. The stock-based compensation expense related to the accruals was $23 during the year ended December 31, 2015. The $23 was recorded to additional paid-in-capital upon issuance of the stock options in 2016.

NOTE 10. DEBT

Senior Note – 2015

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “Lender”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, as amended in January 2016 and December 2016 (see further description of December 2016 amendment below), the Lender made available to the Company a term loan in the aggregate principal amount of up to $10,000, all of which was drawn on May 11, 2015. The term loan bore interest at a fixed per-annum rate of 12.5% and allowed for 2% of the interest to be paid-in-kind until December 2016. The Company was permitted to pay interest only until June 1, 2017. The Company is required to pay interest, plus repayments of the principal amount of the term loan, in 20 equal monthly installments. All amounts owed under the Loan Agreement, including a final fee of 5% of the aggregate principal amount of the term loan and prepayment fees of up to 1% of the principal balance are due on January 1, 2019 . The Company incurred expenses of approximately $1,066 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the interest method and the related liability of $667 and $500 for the final fee, as of December 31, 2016 and 2015, respectively, is included in accrued expenses (see Note 9) in the accompanying consolidated balance sheets.

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

In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, has an exercise price of $7.85 per share upon issuance and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. As described further, this warrant was amended in January 2016 and December 2016. For the years ended December 31, 2016 and 2015, debt discount amortization related to the Loan Agreement was $470 and $281, respectively.

Convertible Senior Note – 2016

On January 22, 2016, the Company entered into a note purchase agreement (the “NPA”) with, and issued an 8.00% Convertible Senior Secured Note (“Convertible Note”) in the principal amount of $3,000 to, the Lender. Pursuant to the terms of the NPA, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. The Company incurred expenses of approximately $228 in connection with the Convertible Note and these expenses were recorded as a debt discount. The debt discount is being amortized as interest expense over the term of the debt using the effective interest method.

Pursuant to the terms of the Convertible Note, the Company is obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and the Company is obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Company is permitted to redeem the Convertible Note prior to its maturity at any time on or after March 1, 2018 for cash purchase prices equal to 109% - 105% of the outstanding principal amount of the Convertible Note, depending on the date of redemption. The Convertible Note was initially convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of approximately $5.90 and subject to anti-dilution adjustment upon the Company’s first equity financing while the Convertible Note is outstanding in which it receives gross proceeds of at least $3,000, if such equity financing is completed at a per share price that is less than the conversion rate of the Convertible Note, and also subject to adjustment upon stock combinations or splits, certain recapitalizations, stock or cash dividends or other distributions of property or equity rights. Additionally, in the event of certain change of control events affecting the Company, the Company may be required, at the option of the Lender, to repurchase the Convertible Note in cash for the greater of 105% of the outstanding principal amount of the Convertible Note or the value of the shares of common stock issuable upon conversion of the Convertible Note. The fair value of the conversion feature was $2,322 and was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheet (see also Note 12). The debt discount is being amortized to interest expense over the term of the debt using the effective interest method. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note was $534.

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

On March 16, 2016, upon the closing of the Offering (see Note 12) and pursuant to the anti-dilution adjustment provisions of the Convertible Note and the Warrant Amendment, the effective conversion price of the Convertible Note was adjusted to approximately $3.60, and the exercise price of the warrants was adjusted to $3.60 per share (see also Note 12 for further accounting discussion of the warrant exercise price and conversion provisions and related derivative liabilities). The warrant was amended again in December 2016, to modify the exercise price to $1.79 per share, in connection with the Exchange Agreement (described below).

On December 27, 2016, the Company entered into a third amendment (the “Amendment”) to the Loan Agreement with the Lender. Concurrently with entering into and related to the Amendment, the Company and the Lender also entered into an Exchange and Discharge Agreement (the “Exchange Agreement”). The Amendment and Exchange Agreement, among other things, primarily allowed for the Company and the Lender to exchange the Convertible Note for a $3,000 term loan (the “Term B Loan”). The Term B Loan was issued in exchange for, and not funded separately, cancellation and discharge of all indebtedness related to the Convertible Note. Terms, conditions and security interests of the Term B Loan are substantially equal to those of the Loan Agreement. The Amendment also amended certain terms and definitions associated with prepayment, payment schedule, amortization periods and defined the outstanding principal amounts due to the Lender under the Loan Agreement and Term B Loan, including any interest that has been paid in kind of the principal balance, in aggregate, as $13,332. In connection with the Exchange Agreement, during the year ended December 31, 2016, the Company recorded early extinguishment expense of $1,966 for remaining unamortized debt discounts related to the Convertible Note at the time of the Exchange Agreement.

Notes payable at December 31, 2016 were as follows:

December 31, 2016
December 2016 Amended Note	$13,332
Less: Discount on notes	(1,422)
Less: Current portion	(4,999)
Long-term portion	$6,911

Future minimum payments under notes payable outstanding at December 31, 2016 are as follows:

Year Ending December 31, 2016	Amount
2017	$6,485
2018	8,905
Total minimum payments	15,390
Less: amount representing interest	(2,058)
Notes payable, gross	13,332
Less: unamortized discount	(1,422)
Note payable, net of unamortized debt discount	$11,910

NOTE 11. CAPITAL LEASE OBLIGATION

On August 9, 2016, the Company entered into a commercial lease agreement (the “Lease Agreement”) with Essex Capital Corporation (“Essex”). Pursuant to the terms of the Lease Agreement, the Company sold certain equipment (the “Equipment”) to Essex for a total purchase price of approximately $2,000, which was then leased back to the Company under a thirty-six month term net basis lease with monthly payments of approximately $64. The fair value of equipment sold and then leased under the Lease Agreement totaled approximately $2,000. The lease term may be extended for an additional twelve month period in the event the Company achieves certain financial milestones. The Company has the right to purchase the Equipment from Essex upon the expiration of the Lease Agreement for a purchase price equal to the Equipment’s then fair market value, with such fair market value not to exceed fifteen percent of the original Equipment value on August 9, 2016. If the Equipment is not purchased at the end of the term, the Company may automatically extend the lease on a month-to-month basis or return the Equipment and terminate the Lease Agreement. The Company expects to purchase the Equipment at the end of the term of the lease and has accrued the final payment amount of $300. The Company also incurred expenses of approximately $67 in connection with the Lease Agreement. The issuance costs were recorded as a discount. The discount is being amortized as interest expense over the term of the lease using the effective interest method. The Company used an interest rate of 16.8% for calculation of the present value of the future minimum payments under the Lease Agreement. For the year ended December 31, 2016, debt discount amortization related to the Lease Agreement was $90 and is included in interest expense in the accompanying consolidated statement of operations.

At December 31, 2016, future payments under the Company’s capital lease were as follows:

Amount
2017	$773
2018	773
2019	751
Total minimum lease payments	2,297
Less: amount representing interest payments	(244)
Present value of future minimum lease payments	2,053
Less: unamortized discount	(277)
1,776
Less: current portion, net of unamortized discount	(458)
Capital lease obligation, net of current portion and unamortized discount	$1,318

The value of the equipment under capital leases as of December 31, 2016 and 2015 was $2,070 and $60, respectively, with related accumulated depreciation of $293 and $9, respectively.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

At December 31, 2016 and 2015, the Company had 90,000,000 shares of common stock, $0.001 par value, authorized.

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

Issuances During the Year Ended December 31, 2016

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

The Company sold 57,042 shares of common stock and received net proceeds of $212, after deducting $20 for sales commission and offering expenses, under the Sales Agreement during the year ended December 31, 2016, leaving an aggregate of $1,871 available for future sales of shares thereunder as of December 31, 2016.

In May 2016, we issued 75,000 shares of the Company’s common stock, with a fair value of $302, as a contingent payment related to the acquisition of PC (see Note 16).

In October 2016, the Company issued 16,076 shares of its common stock in connection with RSUs that had been awarded to a non-employee director and had vested, but were not issued and settled until the resignation of the director in September 2016.

In December 2016, the Company issued 116,291 shares of its common stock to its CEO, Mark L. Baum, in connection with 200,000 RSUs that had vested in May 2016. The issuance of common stock was net of 83,709 shares of common stock withheld for payroll tax withholdings totaling $144.

In December 2016, the Company entered into a securities purchase agreement with certain purchasers, which provided for the sale of 5,257,828 Units, with each Unit consisting of one share of common stock of the Company, and one warrant to purchase one share of common stock (the “Investor Warrants”), at a price of $1.915 per Unit for aggregate net proceeds of approximately $9,217 after deducting $852 in placement agent fees and offering expenses (the “PIPE Offering”). The Investor Warrants have an exercise price of $1.79 per share, are non-exercisable for the first six months and will expire three years from the date of issuance. The Company paid National Securities Corporation (the “Placement Agent”), in consideration for its services as placement agent for the PIPE Offering, a cash amount equal to 7.5% of the gross proceeds from the sale of the Units. The Company also issued to the Placement Agent a warrant (the “Agent Warrant”) to purchase up to 210,313 shares of the Company’s common stock. The Agent Warrant was issued on the same terms and conditions of the Investor Warrants.

During the year ended December 31, 2016, the Company issued a total of 15,000 shares of common stock as a result of option exercises. The Company received $55 in cash proceeds for the issuance of the shares of common stock upon the exercise pursuant to exercise provisions of stock options to purchase 15,000 shares of common stock with exercise price of $3.68 per share.

During the year ended December 31, 2016, 24,421 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Preferred Stock

At December 31, 2016 and 2015, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of December 31, 2016, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, RSUs and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company had 815,159 shares available for future issuances under the Plan at December 31, 2016.

Stock Options

A summary of the stock option activity under the Plan for the year ended December 31, 2016 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2016	1,544,026	$5.74
Options granted	549,350	$3.99
Options exercised	(15,000)	$3.68
Options cancelled/forfeit	(65,063)	$7.80
Options outstanding - December 31, 2016	2,013,313	6.20	6.28	$13
Options exercisable	808,067	6.18	5.75	$13
Options vested and expected to vest	1,892,790	6.20	6.10	$13

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2016, based on the closing price of the Company’s common stock of $2.50 on that date. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2016 was approximately $29.

During 2016 and 2015, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms ranging from five to 10 years. Vesting terms for options granted in 2016 and 2015 to employees, directors and consultants typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees and directors:

	2016	2015
Weighted-average fair value of options granted	$3.91	$6.22
Expected terms (in years)	5.81 - 6.11	5.81 - 6.11
Expected volatility	101 - 112%	101 - 121%
Risk-free interest rate	1.07 - 1.70%	1.39 - 1.68%
Dividend yield	-	-

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

	2016	2015
Weighted-average fair value of options granted	$6.18	$6.49
Expected terms (in years)	10	10
Expected volatility	109%	108 - 109%
Risk-free interest rate	1.06%	1.06 - 1.63%
Dividend yield	-	-

The following table summarizes information about stock opt0ions outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.40 - $2.60	147,000	5.80	$2.43	125,000	$2.40
$3.74 - $4.50	695,623	7.69	$4.05	225,256	$4.25
$5.49 - $7.99	952,103	5.01	$7.54	249,857	$6.83
$8.06 - $8.99	213,557	6.10	$8.92	202,924	$8.95
$42.80	5,030	3.87	$42.80	5,030	$42.80
	2,013,313	6.28	$6.20	808,067	$6.18

As of December 31, 2016, there was approximately $5,116 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.1 years. The stock-based compensation for all stock options was $2,159 and $1,747 during the years ended December 31, 2016 and 2015, respectively.

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

Grants During the Year Ended December 31, 2016

In April 2016, the Company granted performance-based RSU awards to its CEO, Mark L. Baum, of up to 1,050,000 performance stock units and to its CFO, Andrew R. Boll, of up to 157,500 performance stock units. The performance stock units will vest on the fifth anniversary of the grant date, subject to Mr. Baum’s and Mr. Boll’s continued employment with the Company, respectively, and may vest earlier if the Company achieves and maintains certain stock price targets during the five year period following the grant date or upon a change in control if the performance-based equity award is not assumed, continued or substituted for by the acquiring entity. The market-based accelerated vesting criteria are broken into five equal tranches and require that the Company achieve and maintain certain stock price targets ranging from $9 per share to $15 per share during the five-year period following the grant date. These market-based accelerated vesting conditions and share amounts (in aggregate) are set forth below:

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

Concurrent with the issuance of the performance-based restricted stock unit awards, Mr. Baum agreed to forfeit 1,050,000 RSUs subject to performance-based vesting granted to him in May 2013 and Mr. Boll agreed to forfeit the Boll Performance Equity Award granted to him in February 2015. As a result, the issuance of the performance-based RSUs awarded in April 2016 have been treated as modifications of the RSUs granted to Mr. Baum in May 2013 and Mr. Boll in February 2015 for accounting purposes. The Company used a lattice binomial model to estimate a derived service period of 33 months related to the performance-based vesting grants and used the following assumptions:

2016
Market price	$3.98
Contractual terms (in years)	5.00
Expected volatility	102%
Risk-free interest rate	1.04%
Dividend yield	-

During the year ended December 31, 2016, the Company granted an aggregate of 63,450 RSUs to its non-employee directors valued at $250. These RSUs vest in equal quarterly installments over a one year period subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2016	1,487,961	$3.18
RSUs granted	1,270,950	$2.25
RSUs vested	(249,018)	$8.32
RSUs cancelled/forfeit	(1,217,017)	$1.95
RSUs unvested at December 31, 2016	1,292,876	$2.43

As of December 31, 2016, the total unrecognized compensation expense related to unvested RSUs was approximately $3,873 which is expected to be recognized over a weighted-average period of 1.8 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $1,539 and $1,671 during the years ended December 31, 2016 and 2015, respectively.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2016	December 30, 2015
Employees - selling and marketing	$498	$370
Employees - general and administrative	2,954	2,720
Directors - general and administrative	221	268
Consultants - selling and marketing	-	83
Other - general and administrative	115	-
Total	$3,788	$3,441

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 10), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2016 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2016	240,688	$7.41
Granted	5,508,141	$1.80
Exercised	-
Expired	-
Warrants outstanding and exercisable - December 31, 2016	5,748,829	$1.91
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2016	3.08

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted related to settlement agreements:

2016
Weighted-average fair value of warrants granted	2.88
Expected terms (in years)	5
Expected volatility	106%
Risk-free interest rate	0.79%
Dividend yield	-

All warrants outstanding as of December 31, 2016 are included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants (see Note 10)	5/11/2015	125,000	$1.79	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	-	12/27/2019
PIPE Investor Warrants	12/27/2016	5,257,828	$1.79	-	12/27/2019
		5,748,829	$1.91	280,688

NOTE 13. DERIVATIVE INSTRUMENTS

During the year ended December 31, 2016, the Company modified certain common stock purchase warrants issued in conjunction with debt which are detachable, or free standing, instruments. The warrants were considered a derivative liability upon modification and the estimated fair value of the warrants was reclassified from equity to liabilities. In addition, the Company recorded a derivative liability and debt discount associated with the estimated fair value of the embedded conversion feature in the Convertible Note (see Note 10). Both instruments contained a provision which allowed for one-time adjustments to their exercise or conversion prices. The one-time adjustment occurred upon the closing of the Company’s underwritten public offering of its common stock (see Note 12), on March 16, 2016, whereby the conversion and exercise prices were adjusted from $5.90 to $3.60 per share. At the time of the one-time adjustment, the Company reclassified the derivative liabilities to equity based on their then estimated fair value at that time. The Company estimated the fair value of the derivative liabilities utilizing Level 3 inputs. The Company used the Black-Scholes-Merton option pricing model as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk-free rates) necessary to value these instruments.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing derivative liabilities:

2016
Expected volatility	103 - 111%
Risk-free interest rate	1.22 - 1.70%
Dividend yield	-

The Company estimated the expected terms based on the remaining contractual life of the instruments on the date of the fair value measurement. The warrant expires on May 11, 2025 and the convertible note had an original maturity date of May 11, 2021.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2016
Warrant derivative liability:
Balance at January 1, 2016	$-
Modification of warrant and reclassification from equity to liabilities	675
Change in fair value	(211)
Reclassification from liabilities to equity upon closing of public equity offering	(464)
Balance at December 31, 2016	$-

Embedded conversion feature derivative liability:
Balance at January 1, 2016	$-
Embedded conversion feature in Convertible Note issued	2,322
Change in fair value	324
Reclassification from liabilities to equity upon closing of public equity offering	(2,646)
Balance at December 31, 2016	$-

NOTE 14. INCOME TAXES

The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The provision for income taxes for the years ended December 31, 2016 and 2015 are summarized below:

	December 31, 2016	December 31, 2015
Current:
Federal	$-	$-
State	8	5
Total current	$8	$5

Deferred:
Federal	$19,847	$14,037
State	5,802	4,036
Change in valuation allowance	(25,760)	(18,072)
Total deferred	(111)	-
Income tax provision (benefit)	$(103)	$5

Income taxes for the years ended December 31, 2016 and 2015, are recorded in the general and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31, 2016	December 31, 2015
U.S. federal statutory tax rate	35.00%	35.00%
Benefit of lower tax brackets	(1.00)%	(1.00)%
State tax benefit, net	0.08%	(0.03)%
Research and development credits	0.00%	0.00%
Employee stock based compensation	(1.47)%	(0.67)%
Loss on debt conversion	0.00%	0.00%
Other	(0.18)%	(0.71)%
Valuation allowance	(31.89)%	(32.62)%
Effective income tax rate	0.54%	(0.03)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets (liabilities):
NOL’s	$21,555	$15,099
Depreciation and amortization	199	121
Other	398	346
Research & development credits	556	556
Deferred stock compensation	3,875	2,997
Park stock purchase identifiable intangibles	(936)	(1,047)
Unrealized gain or loss on investments	-	-
Total deferred tax assets, net	25,647	18,072
Valuation allowance	(26,583)	(19,119)
Net deferred tax liabilities	$(936)	$(1,047)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $7.4 and $5.2 in 2016 and 2015, respectively.

As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $54,275 which expire beginning in the year 2027 and federal research and development tax credits of approximately $354 which expire beginning in the year 2026. As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $52,334 which expire beginning in the year 2017 and state research and development tax credits of approximately $305 which do not expire.

The deferred tax asset at December 31, 2015 does not include any excess tax benefits from employee stock option exercises and RSU vests that are a component of the federal and California net operating loss carryover, respectively. The Company’s stockholders’ equity balance will be increased if and when such excess tax benefits are ultimately realized.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses ad credits before their utilization.

The Company did not have any unrecognized tax benefits as of December 31, 2016 and 2015, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate.

NOTE 15. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $248 and $146 to the plan during the years ended December 31, 2016 and 2015, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Contingent Acquisition Obligation

On April 1, 2014, the Company acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“PC”). The sellers of PC, are entitled to receive certain payments, including contingent consideration upon certain conditions, if PC earns revenue of between $3,500 and $7,500 during the 12 month period ending March 31, 2016, an aggregate of that number of shares of Imprimis common stock equal to the amount that such revenue exceeds $3,500 divided by 18.5882, rounded down to the lower whole number (not to exceed 215,190 shares). The estimated fair value of the contingent acquisition obligation was $483 and included in the contingent acquisition obligation in the accompanying balance sheet at December 31, 2015. During May 2016, the Company paid the sellers of PC $100 in cash and 75,000 shares of its common stock with a fair value of $302, as payment in full related to the contingent acquisition obligation. Related to the payment of the contingent acquisition obligation the Company recorded a gain of $81 during the year ended December 31, 2016, which is included in other income, net in the accompanying consolidated statement of operations.

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

In August 2015, the Company entered into a lease agreement for approximately 1,100 square feet of laboratory, warehouse and office space in Allen, Texas. The lease term expires on October 31, 2019. The monthly rent amount is $3 and includes annual increases of approximately 2%. Subsequent to December 31, 2016, the Company transferred its obligations under the Allen, Texas lease as a part of the Company’s sale of ImprimisRx TX, Inc. (See also Note 18).

Rent expense for the years ended December 31, 2016 and 2015 was $668 and $641, respectively. The following represents future annual minimum lease payments, net of expected sublease income, as of December 31, 2016:

2017	$495
2018	496
2019	257
2020	266
2021	134
Thereafter	79
Total	$1,727

Legal

Urigen, et. al, Litigation

On October 2014, the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”) for a license of certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. The Company, as the plaintiff, filed a civil action in the San Diego Superior Court against Urigen in December 2015, wherein the Company outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected the Company’s ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. The Company filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101. In June 2016, the Company received notice from Urigen of their election to terminate the Urigen License. In November 2016, the Company and Urigen entered into a settlement and mutual release agreement whereby all parties agreed to settle all disputes related to the Urigen License and associated litigation matters, the Company agreed to make a one-time payment to Urigen related to past sales of Urigen’s URG101 product and to cease selling the URG101 product over a certain period of time. The Company recorded a gain related to the settlement with Urigen totaling $551 which is included in other income, net in the accompanying consolidated statement of operations.

Corwin, Kammer, et. al. Litigation

In February 2014, Robert Kammer (“Kammer”), the Company’s Chairman of the Board, filed a lawsuit in the San Diego Superior Court against Merlyn Corwin (“Corwin”) to enforce his contract rights related to a settlement agreement the parties had previously entered into involving shares of the Company’s common stock. Corwin filed an answer to the complaint in March 2014 and in June 2014 filed the first amended cross complaint adding the Company as a cross-defendant. In August 2014, Corwin filed a seconded amended cross complaint (the “SACC”) which added Mark Baum (“Baum”), the Company’s Chief Executive Officer, and an individual who previously provided consulting services to the Company as additional cross-defendants. The SACC alleged numerous causes of action including securities fraud, concealment, misrepresentations, inducement of misrepresentations, rescission – undue influence, intentional infliction of emotional distress and declaratory relief of invalidity of the settlement agreement. In September 2014, the Company and Baum filed an anti-strategic lawsuit against public participation motion (“Anti-SLAPP”), arguing all allegations in the SACC were based on protected activity under the litigation privilege. Kammer also filed an Anti-SLAPP motion in October 2014. In November 2014, the Company, Baum and Kammer were granted both Anti-SLAPP motions, with the ruling judge deciding that the parties successfully demonstrated that the allegations arose from activity protected by the litigation privilege. The judge further found that the evidence Corwin relied upon in her arguments failed to demonstrate a probability that she could prevail on any of the claims. The court then ordered Corwin to pay the Company’s and Baum’s attorney fees and the case was dismissed. In May 2015, Corwin filed an appeal and in November 2015, the appellate court reversed the Anti-SLAPP decision of the trial court. In April 2016, the Company and Baum filed a demurrer to the SACC. The court ordered a ruling on the demurrer in June 2016, dismissing most of the causes of action against Baum and the Company, but leaving the claim for fraud by concealment and intentional infliction of emotional distress. In August 2016, all parties related to this litigation entered into a settlement and mutual release agreement, whereby all parties agreed to settle all disputes and release one another of any legal claims. The Company issued 40,000 at-the-money warrants (see Note 12) as part of the settlement consideration. The estimated fair value of the warrant (see Note 12) and associated legal expenses were recorded in general and administrative expenses during the year ended December 31, 2016 in the accompanying consolidated statement of operations.

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

Insurance Claims

In June 2016, the Company’s Texas based facility was damaged related to a malfunction with the property’s sprinkler system. The Company commenced restoration efforts and filed claims for damages under its insurance policies, including claims related to business interruption. During the year ended December 31, 2016, the Company recorded the insurance claim of $861 in other income, net in the accompanying consolidated statement of operations which reflected amounts paid by its insurance carrier related to the claims filed for property damage and business interruption.

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

PCCA has previously introduced to the Company certain PCCA members, which led to the Company’s acquisition of certain intellectual property (the “PCCA Member IP”) from such PCCA members. Under the terms of the PCCA Strategic Alliance Agreement, PCCA had the right to receive certain commissions based on the Company’s net sales, if any, of any products utilizing the PCCA Member IP. The primary purpose of the PCCA Commission Agreement is to specifically identify the PCCA Member IP subject to this arrangement and to revise the terms and the amount of the commission payments. As a result, pursuant to the terms of the PCCA Commission Agreement, PCCA continues to hold its right to receive commissions based on the Company’s net sales, if any, of any products utilizing the PCCA Member IP. No commission amounts were paid or accrued under this agreement for the years ended December 31, 2016 and 2015.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $3 and $0 were accrued under these agreements for royalty expenses during the years ended December 31, 2016 and 2015, respectively.

NOTE 17. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates the business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2016 and 2015 are attributed to the United States. All long-lived assets at December 31, 2016 and 2015 are located in the United States.

The Company sells its compounded formulations to a large number of customers. No single customer contributed 10% or more of the Company’s total pharmacy sales in the years ended December 31, 2016 and 2015.

The Company receives its active pharmaceutical ingredients from two and three main supplier during the years ended December 31, 2016 and 2015, respectively. These suppliers collectively accounted for 63% and 43% of drug and chemical purchases during the years ended December 31, 2016 and 2015, respectively.

NOTE 18. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2016 through the filing date of this Annual Report on Form 10-K (the “Annual Report”). Based on its evaluation, nothing other than the events described below needs to be disclosed.

In February 2017, the Company entered into a Stock Purchase Agreement (the “TX SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the TX SPA, the Company sold to Livernois and Livernois purchased from the Company one hundred percent (100%) of the issued and outstanding shares of common stock of the Company’s Texas based subsidiary, ImprimisRx TX, Inc. dba ImprimisRx (“Imprimis TX”). The Company ceased operations of Imprimis TX in 2016 and the Agreement does not transfer to Livernois any Company rights to intellectual property, products, clients, nor any existing Company business operations. As consideration for the purchase of Imprimis TX, Livernois paid the Company $10 and the Company assigned, and Livernois assumed, the remaining lease obligation totaling approximately $113 for its Texas based facility. ImprimisRx TX did not have significant operation and as such, the closure and selling of the subsidiary is not presented as discontinued operations.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

2.2	Membership Interest Purchase Agreement, dated February 10, 2014, among John Scott Karolchyk and Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 11, 2014)

2.3	Stock Purchase Agreement, dated as of November 26, 2014, by and between Imprimis Pharmaceuticals, Inc., and Dennis Saadeh and Tina Sulic-Saadeh (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 2, 2014)

2.4	Stock Purchase Agreement, effective as of July 10, 2015, by and between Imprimis Pharmaceuticals, Inc. and Jonathan Nguyen and Julie Trinh, to acquire all of the outstanding capital stock of JT Pharmacy, Inc. D/B/A Central Allen Pharmacy and completed on August 4, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)

3.1*	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014

3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.7	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)

10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.9#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.10	License Agreement, dated as of August 30, 2012, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 31, 2012)

10.21	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)

10.12	Strategic Alliance Agreement, dated February 18, 2013, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 21, 2013)

10.13#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

43

10.14#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.15+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.16+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.17	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.18+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

10.19	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

10.20	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

10.21	License Agreement, dated as of October 24, 2014, by and between Imprimis Pharmaceuticals, Inc. and Urigen Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on October 29, 2014)

10.22#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.23#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.24#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.25	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)

10.26	Loan and Security Agreement, dated May 11, 2015, by and between Imprimis Pharmaceuticals and IMMY Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)

10.27	License Agreement dated as of August 11, 2015, between Imprimis Pharmaceuticals, Inc. and Advance Dosage Forms, Inc. and John DiGenova (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)

10.28	Asset Purchase Agreement originally dated September 23, 2015 and subsequently amended on October 15, 2015, between ImprimisRx PA, Inc. (“ImprimisRx PA”), a Delaware corporation and a wholly-owned subsidiary of Imprimis Pharmaceuticals, Inc. and Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 12, 2015)

10.29	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2015, by and between Imprimis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 27, 2015)

10.30*	PCCA Commission Agreement, dated December 21, 2015, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc.

10.31	8.00% Convertible Senior Secured Note issued on January 22, 2016 by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

44

10.32	Note Purchase Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.33	Second Amendment to Loan and Security Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.33	Amendment to Warrant to Purchase Stock dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.34	Underwriting Agreement, dated as of March 11, 2016, by and between Imprimis Pharmaceuticals, Inc. and National Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 11, 2016)

10.35	Securities Purchase Agreement, dated December 19, 2016, between the Registrant and the Investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)

10.36	Form of Registration Rights Agreement between the Registrant and the Investors party thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)

10.37	Form of Investor Warrant (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)

10.38	Third Amendment to Loan and Security Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)

10.39	Exchange and Discharge Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)

10.40	Warrant Amendment to Purchase Stock, dated December 27, 2016, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)

10.41	Stock Purchase Agreement dated February 13, 2017 between Imprimis Pharmaceuticals, Inc. and Livernois & London, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 17, 2017)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report)

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

45