Form 10-Q
period 2017-03-31
Imprimis Pharmaceuticals, Inc.
filed 2017-05-10
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 9, 2017, 20,065,415 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$7,396	$8,853
Restricted cash and short-term investments	200	200
Accounts receivable, net	3,036	2,921
Inventories	2,044	1,841
Prepaid expenses and other current assets	925	938
Total current assets	13,601	14,753
Property, plant and equipment, net	7,103	7,295
Intangible assets, net	2,948	2,972
Goodwill	2,227	2,227
TOTAL ASSETS	$25,879	$27,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,920	$3,538
Accrued payroll and related liabilities	980	1,638
Deferred revenue and customer deposits	8	91
Current portion of deferred acquisition obligation and accrued interest	209	207
Current portion of note payable, net of unamortized debt discount	6,187	3,973
Current portion of capital lease obligations, net of unamortized discount	491	458
Total current liabilities	11,795	9,905
Capital lease obligations, net of current portion and unamortized discount	1,182	1,318
Deferred acquisition obligation, net of current portion	-	52
Accrued expenses, net of current portion	667	667
Deferred tax liability	908	936
Note payable and paid-in-kind interest, net of unamortized debt discount and current portion	6,010	7,937
TOTAL LIABILITIES	20,562	20,815
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 19,965,415 and 18,627,915 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20	19
Additional paid-in capital	87,154	83,264
Accumulated deficit	(81,857)	(76,851)
TOTAL STOCKHOLDERS’ EQUITY	5,317	6,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,879	$27,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
Sales, net	$6,089	$4,381
License revenues	8	-
Total revenues	6,097	4,381
Cost of sales	(3,357)	(2,249)
Gross profit	2,740	2,132
Operating expenses:
Selling and marketing	2,440	1,900
General and administrative	4,371	3,940
Research and development	160	46
Total operating expenses	6,971	5,886
Loss from operations	(4,231)	(3,754)
Other income (expense):
Interest expense, net	(788)	(629)
Change in fair value of derivative liabilities	-	(113)
Loss on sale of Imprimis TX assets	(15)	-
Total other expense, net	(803)	(742)
Loss before income taxes	(5,034)	(4,496)
Income tax benefit, net	28	-
Net loss	$(5,006)	$(4,496)
Basic and diluted net loss per share of common stock	$(0.26)	$(0.43)
Weighted average number of shares of common stock outstanding, basic and diluted	18,927,194	10,407,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,006)	$(4,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	345	83
Amortization of intangible assets	90	91
Deferred income taxes	(28)	-
Amortization of debt issuance costs and discount	336	262
Paid-in-kind interest added to principal of note payable	-	51
Loss on sale of Imprimis TX assets	15	-
Change in fair value of derivative liabilities	-	113
Stock-based compensation	950	1,064
Changes in assets and liabilities:
Accounts receivable	(115)	(103)
Inventories	(203)	179
Prepaid expenses and other current assets	13	7
Accounts payable and accrued expenses	364	996
Accrued payroll and related liabilities	(658)	(533)
Deferred revenue and customer deposits	(83)	(15)
NET CASH USED IN OPERATING ACTIVITIES	(3,980)	(2,301)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(66)	(56)
Purchases of property, plant and equipment	(150)	(2,367)
NET CASH USED IN INVESTING ACTIVITIES	(216)	(2,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(152)	(7)
Net proceeds from public equity offering	2,941	11,088
Payments on Park deferred acquisition obligation	(50)	(48)
Proceeds from convertible note payable, net of issuance costs	-	2,772
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	-	55
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,739	13,860
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,457)	9,136
CASH AND CASH EQUIVALENTS, beginning of period	8,853	2,685
CASH AND CASH EQUIVALENTS, end of period	$7,396	$11,821
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$9
Cash paid for interest	$428	$291
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$-	$2,322
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$2,646
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$-	$675
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$464
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$-	$23
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$18	$1,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company dedicated to producing and dispensing high quality innovative medications in all 50 states. The Company’s unique business model increases patient access and affordability to many critical medicines. Headquartered in San Diego, California, Imprimis owns and operates production and dispensing facilities located in California, New Jersey and Pennsylvania.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2017 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $5,006 and $4,496 for the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of $81,857 and $76,851 as of March 31, 2017 and December 31, 2016, respectively. In addition, the Company used cash in operating activities of $3,980 and $2,301 for the three months ended March 31, 2017 and 2016, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of approximately $7,596 at March 31, 2017, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 9,372,707 and 4,134,146 at March 31, 2017 and 2016, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at March 31, 2017 and 2016 was 92,933 and 59,197, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2017 and 2016:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 30, 2016

Numerator – net loss	$(5,006)	$(4,496)
Denominator – weighted average
number of shares outstanding, basic and diluted	18,927,194	10,407,430
Net loss per share, basic and diluted	$(0.26)	$(0.43)

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses certain aspects of accounting for share-based payment award transactions. The Company adopted this standard on January 1, 2017. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows. Prior periods were not recast.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The Company adopted this standard on January 1, 2017. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows. Prior periods were not recast.

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other. This guidance simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test under Accounting Standards Codification (“ASC”) 350. The updated standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for reporting periods beginning after December 31, 2019 on a prospective basis, and early adoption is permitted. The Company does not expect ASU 2017-04 to have a material effect on the Company’s financial position, results of operations and cash flows.

NOTE 3. RESTRICTED CASH

The restricted cash at March 31, 2017 and December 31, 2016 consisted of funds held in a money market account. At March 31, 2017 and December 31, 2016, the restricted cash was recorded at amortized cost, which approximates fair value.

At March 31, 2017 and December 31, 2016, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Raw materials	$765	$669
Finished goods	1,279	1,172
Total inventories	$2,044	$1,841

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016
Prepaid insurance	$182	$315
Other prepaid expenses	637	517
Deposits and other current assets	106	106
Total prepaid expenses and other current assets	$925	$938

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2017 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$259	$(8)	$-	$251
Trademarks	Indefinite	244	-	-	244
Customer relationships	3-15 years	2,998	(619)	(15)	2,364
Trade name	5 years	16	(7)	(1)	8
Non-competition clause	3-4 years	294	(207)	(20)	67
State pharmacy licenses	25 years	45	(3)	(28)	14
		$3,856	$(844)	$(64)	$2,948

Amortization expense for intangible assets for the three months ended March 31 was as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Patents	$1	$-
Customer relationships	65	66
Trade name	1	1
Non-competition clause	22	23
State pharmacy licenses	1	1
	$90	$91

Estimated future amortization expense for the Company’s intangible assets at March 31, 2017 is as follows:

Remainder of 2017	$271
2018	221
2019	217
2020	215
2021	215
Thereafter	1,809
$2,948

There have been no changes in the carrying value of the Company’s goodwill during the three months ended March 31, 2017.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accounts payable	$3,382	$2,999
Deferred rent	396	412
Accrued interest (see Note 8)	142	116
Accrued exit fee for note payable (see Note 8)	667	667
Building lease liability	-	11
Total accounts payable and accrued expenses	4,587	4,205
Less: Current portion	(3,920)	(3,538)
Non-current total accrued expenses	$667	$667

NOTE 8. DEBT

At March 31, 2017, future minimum payments under the Company’s notes payable were as follows:

Amount
Remainder of 2017	$6,074
2018	8,905
Total minimum payments, including interest	14,979
Less: amount representing interest payments	(1,647)
Notes payable, gross	13,332
Less: unamortized discount	(1,135)
12,197
Less: current portion, net of unamortized discount	(6,187)
Note payable, net of current portion and unamortized debt discount	$6,010

NOTE 9. CAPITAL LEASE OBLIGATION

At March 31, 2017, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2017	$580
2018	773
2019	751
Total minimum lease payments, including interest	2,104
Less: amount representing interest payments	(202)
Present value of future minimum lease payments	1,902
Less: unamortized discount	(229)
1,673
Less: current portion, net of unamortized discount	(491)
Capital lease obligation net of current portion and unamortized discount	$1,182

NOTE 10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In March, 2017, we entered into securities purchase agreements with two accredited investors, which provided for the sale by the Company of 1,312,500 shares of its common stock, at a price of $2.40 per share (the “Registered Offering”). We received net proceeds of $2,941 after deducting the underwriter discount of 6% of the gross proceeds from the Registered Offering and other related expenses.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company did not sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2017.

In March 2017, the Company issued 25,000 shares of its restricted common stock, with a fair value of $60, as payment for investor relations related services.

During the three months ended March 31, 2017, 12,688 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “Plan”). As of March 31, 2017, the Plan provides for the issuance of a maximum of 5,000,000 shares of the Company’s common stock. The purpose of the Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plan for the three months ended March 31, 2017 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2017	2,013,313	$6.20
Options granted	319,000	$2.25
Options exercised	-	$-
Options cancelled/forfeit	(101,803)	$4.97
Options outstanding - March 31, 2017	2,230,510	$5.69	6.68	$981,270
Options exercisable	766,870	$6.29	6.39	$243,357
Options vested and expected to vest	2,086,377	$5.71	6.66	$907,479

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2017, based on the closing price of the Company’s common stock of $4.17 on that date.

During the three months ended March 31, 2017, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the three months ended March 31, 2017 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The expected volatility is based on the historical volatilities of the common stock of the Company and comparable publicly traded companies based on the Company’s belief that it currently has limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted to employees and directors was determined in accordance with the “simplified approach,” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2017
Weighted-average fair value of options granted	$1.96
Expected terms (in years)	5.81 - 6.11
Expected volatility	117%
Risk-free interest rate	1.90 - 1.92%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.23 - $2.60	464,000	8.49	$2.31	125,000	$2.40
$3.74 - $4.50	608,623	8.48	$3.99	170,257	$4.07
$5.49 - $6.36	110,100	6.43	$5.97	101,346	$5.97
$6.64 - $8.99	1,042,757	4.86	$7.98	365,237	$8.23
$42.80	5,030	3.87	$42.80	5,030	$42.80
$2.23 - $42.80	2,230,510	6.68	$5.69	766,870	$6.29

As of March 31, 2017, there was approximately $3,460 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.0 years. The stock-based compensation expense for all stock options was $449 during the three months ended March 31, 2017, respectively.

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

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2017	1,292,876	$2.43
RSUs granted	-
RSUs vested	(12,688)	$3.94
RSUs cancelled/forfeit	-
RSUs unvested at March 31, 2017	1,280,188	$2.42

As of March 31, 2017, the total unrecognized compensation expense related to unvested RSUs was approximately $1,898, which is expected to be recognized over a weighted-average period of 1.6 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2017 was $441.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the three months ended March 31, 2017 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2017	5,748,829	$1.91
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable - March 31, 2017	5,748,829	$1.91
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2017	2.84

A list of the warrants outstanding as of March 31, 2017 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	-	12/27/2019
PIPE Investor Warrants	12/27/2016	5,257,828	$1.79	-	12/27/2019
		5,748,829	$1.91	280,688

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 30, 2016
Employees - selling and marketing	$135	$120
Employees - general and administrative	700	885
Directors - general and administrative	55	59
Consultants - selling and marketing	60	-
Total	$950	$1,064

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal

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

Asset Purchase, License and Commission Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase, license and commission agreements. In consideration for the acquisition of the intellectual property rights, the Company is obligated to make certain milestone payments related to patent and regulatory filings to the Inventors and also make payments, in one instance a minimum annual amount, based on certain percentages of revenues and net sales amounts, as defined within the respective agreements. During the three months ended March 31, 2017 and 2016, the Company recognized $21 and $361, respectively, in expense amounts related to these agreements. Such amounts are included in cost of sales and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Imprimis TX Lease

During the three months ended March 31, 2017, the Company entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, the Company sold to Livernois one hundred percent (100%) of the issued and outstanding shares of common stock of its Texas based subsidiary, ImprimisRx TX, Inc dba ImprimisRx (“Imprimis TX”). The Company had previously ceased operations of Imprimis TX in 2016 and the SPA did not transfer to Livernois any of the Company’s rights to intellectual property, products, clients, nor any of its existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the Company $10 and the Company assigned, and Livernois assumed, the remaining lease obligation totaling $113 for the its Texas based facility. The Company recorded a $15 loss from the sale of Imprimis TX, which is included in the accompanying condensed consolidated statements of operations.

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2017 and 2016 are attributed to the U.S. All long-lived assets at March 31, 2017 and December 31, 2016 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three months ended March 31, 2017 and 2016.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 93% and 63%, respectively, of active pharmaceutical ingredient purchases during the three months ended March 31, 2017 and 2016.

NOTE 13. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2017 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

In April 2017, the Company issued 100,000 shares of common stock as a result of warrant exercises. The Company received cash proceeds of $179 upon the exercise of warrants to purchase the same number of shares of common stock with an exercise price of $1.79.

Klarity License Agreement – Related Party

In April 2017, the Company entered into a license agreement (the “Klarity License Agreement”) with Richard L. Lindstrom, M.D., a member of its Board of Directors. Pursuant to the terms of the Klarity License Agreement, the Company licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity used to protect and rehabilitate the ocular surface (the “Klarity Product”).

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from three percent (3%) to six percent (6%) of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom is a member of the Company’s Board of Directors, chairman of its Compensation Committee and a member of its Nomination and Corporate Governance Committee.

Sales and Marketing Agreement – Precision Lens

In April 2017, the Company entered into a Strategic Sales & Marketing Agreement (the “Plens Agreement”) with Cameron Ehlen Group, Inc. dba Precision Lens (“Precision Lens”). Pursuant to the terms of the Plens Agreement, Precision Lens will provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S. Midwest, in connection with the our ophthalmic compounded formulation portfolio including our Dropless Therapy®, LessDrops® combination eye drops, Simple Drops™ preservative-free glaucoma drops, MKO Melt™ conscious sedation and other ocular-related formulations typically used for dilation, general inflammation and infection (the “Products”).

Under the terms of the Plens Agreement, the Company is required to make commission payments to Precision Lens equal to ten percent (10%) of each calendar year’s annual net sales for Products above and beyond the Company’s initial $1,500 in annual net sales for Products for each calendar year. In addition, the Company is required to make certain periodic milestone payments to Precision Lens in shares of the Company’s restricted common stock including: (i) 10,000 shares if net sales for Products reach $5,000 prior to December 31, 2017; (ii) 15,000 shares if net sales for Products reach $5,000; (iii) 15,000 shares if net sales for Products reach $10,000; (iv) 15,000 shares if net sales for Products reach $15,000; and (v) 15,000 shares if net sales for Products reach $20,000.

Sales and Marketing Agreement – SightLife

In April 2017, the Company entered into a Strategic Sales & Marketing Agreement (the “SightLife Agreement”) with SightLife Surgical, Inc. (“SightLife”). Pursuant to the terms of the SightLife Agreement, SightLife will provide exclusive United States sales and marketing representation services to the Company in connection with the Company’s Serum Tears™ autologous serum tears formulation (the “ASED Products”) for dry eye disease.

Under the terms of the SightLife Agreement, the Company is required to make commission payments to SightLife equal to ten percent (10%) of each calendar year’s annual net sales for ASED Products. In addition, the Company is required to make certain periodic milestone payments to SightLife in shares of the Company’s restricted common stock including: (i) 5,000 shares if net sales for ASED Products reach $2,000 prior to December 31, 2017; (ii) 7,500 shares if net sales for ASED Products reach $2,500; (iii) 7,500 shares if net sales for ASED Products reach $5,000; (iv) 7,500 shares if net sales for ASED Products reach $7,500; and (v) 7,500 shares if net sales for ASED Products reach $10,000.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of Pharmacy Creations, LLC (Pharmacy Creations), South Coast Specialty Compounding, Inc. d/b/a Park Compounding (Park), ImprimisRx TX, Inc. (ImprimisRx TX), Eton Pharmaceuticals, Inc. (Eton) and ImprimisRx PA, Inc. (ImprimisRx PA). In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.”

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

The cornerstone of our ophthalmology program consists of our proprietary Dropless Therapy® injectable and LessDrops® topical formulations that compete in the multi-billion dollar U.S. eye drop market. These formulations have been uniquely designed to address patient compliance issues and provide other compelling medical and economic benefits. We also offer a conscious sedation medication, the IV Free MKO Melt®, a proprietary alternative to intravenous sedation. The MKO Melt is administered sublingually to sedate patients undergoing ocular and other surgeries. We plan to expand our ophthalmology program and introduce additional innovative medications for glaucoma, wet age-related macular degeneration (wet AMD), diabetic macular edema (DME) and chronic dry eye disease (DED). Our integrative medicine business includes medications used in several therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Our urology business includes a series of injectable erectile dysfunction formulations for patients that are refractory to or are otherwise unable to take phosphodiesterase type 5 inhibitors such as sildenafil (Viagra®), tadalafil (Cialis®) and vardenafil (Levitra®). We also make and sell low-cost therapeutic alternatives to Daraprim®, Thiola®, Elmiron®, and Calcium Disodium Versenate, all FDA-approved drugs that have experienced significant price increases.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $81,857 at March 31, 2017. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

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

Glaucoma Eye Drops

In May 2017, we launched a series of preservative-free eye drops and combination eye drops for glaucoma patients. According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Glaucoma is incurable, and if not managed can lead to blindness. Generally, the first line of treatment consists of a prostaglandin-analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. Up to 50 percent of glaucoma patients require more than one drug following a few months of initial treatment, however the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. Our glaucoma topical medications will include combinations of active pharmaceutical ingredients (APIs) that are similar to those formulations marketed and available in countries outside of the U.S. Our combination eye drops may require the administration of fewer drops by patients and cost significantly less than currently available glaucoma drop regimens.

We believe the use of combination products is rising because of two major advantages; improved patient compliance by avoiding separate administration of drops and prevention of washout effect by eliminating the need for consecutive dosing intervals.

Dry Eye Disease Program

In April 2017, we acquired exclusive worldwide rights to Klarity, an innovative and patented ophthalmic topical solution and gel technology for patients with dry eye disease (DED). Klarity is designed to protect and rehabilitate the ocular surface following ophthalmic surgery, contact lens wear, or in patients with moderate to severe DED. The Klarity formulations are preservative-free and can be formulated to any viscosity, ranging from a topical drop or gel to a dispersive viscosurgical device. We expect the Klarity formulations will be the cornerstone of our new DED program, which we expect to launch in the second half of 2017.

In May 2017, we announced the upcoming launch of our compounded Serum Tears™ autologous serum eye drops and signing of an exclusive strategic sales and marketing agreement with SightLife Surgical, Inc. (“SightLife”). Under the agreement, SightLife Surgical will deploy a dedicated sales team to sell our Serum Tears™ compounded formulations to physicians, large practice groups, surgery centers, hospitals and healthcare organizations nationwide. Imprimis’ Serum Tears™ autologous serum compounded eye drops (ASEDs) are prescribed for chronic dry eye patients who do not respond to traditional dry eye treatments. Patients with dry eye severity typically do not respond to conventional therapy and may be considered candidates for autologous serum eye drops as a treatment option. Published data have demonstrated the benefits of using an individual’s serum, which contain antibodies and growth factors, as an eye drop therapy for chronic dry eye. Under the planned Imprimis ASEDs program, Serum Tears™ will be available in varying ranges of saline dilution combinations.

Dry eye is among the most common conditions seen by eye care professionals. Dry eye occurs when the eye does not produce enough tears, or when the tears are not of the correct consistency and evaporate too quickly. Inflammation of the surface of the eye may also occur. According to AARP (2015), it is reported that 20 to 30 million people suffer from mild dry eye, and nine to 12 million have moderate to severe dry eye. Although dry eye can impact people of any age, elderly people are frequently affected with a reported five million afflicted with DED.

MKO Melt® Conscious Sedation

In May 2016, we launched our patent-pending IV Free MKO Melt® conscious sedation formulation. Traditionally, sedation medications for ocular surgery are administered intravenously, which require IV medications and supplies, and the need for additional staff to assist in preparation, administration and monitoring related to this process. Our MKO Melt is administered sublingually and is an option to IV anesthetic to sedate patients undergoing ocular surgeries. The MKO Melt may have use in numerous other surgical procedures outside of ophthalmology including MRI procedures, dental procedures, colonoscopies, vasectomies, biopsies and women’s health.

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

Urology

We offer injectable medications for the treatment of erectile dysfunction (ED). According to the American Urological Association (AUA) there are 20 to 30 million men in the U.S. with ED. The AUA indicates that intracavernous vasoactive injections, including Tri-Mix (phentolamine, papaverine and prostaglandin), are considered the most effective non-surgical treatment for ED. We are also developing additional formulations associated with ED, including a sublingual formulation. We currently have one managed care provider that consists of the majority of our Tri-Mix sales. We are currently marketing this large healthcare provider additional formulations, including our ophthalmic medications, and hope to grow our existing sales footprint and expand the relationship into other therapeutic areas.

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

Eton Pharmaceuticals, Inc.

We have developed a patent-pending formulation that may be prescribed by physicians as a therapeutic alternative to H.P. Acthar Gel®. H.P. Acthar Gel is prescribed for various indications and is known to present stability challenges. We have successfully completed 180-day stability and potency testing on our patent-pending corticotropin formulation.

We also own a patent-pending injectable pentoxifylline formulation that has been used as a compounded medication to treat symptoms associated with Peyronie’s Disease. According to the James Buchanan Brady Urological Institute (John Hopkins), Peyronie’s Disease may affect up to 1 in 11 men. In 2014, we sponsored a small investigator initiated study that evaluated our pentoxifylline formulation for the treatment of Peyronie’s Disease in up to ten patients. The study showed that of the patients who completed the full treatment regimen (6 patients) 100% showed improvement in pain and erectile dysfunction (if either symptom was present), and 83% of the patients either indicated significant improvement in curve (approximately 50% improvement) or had arrested disease progression.

We believe our patent-pending corticotropin formulation and our proprietary injectable pentoxifylline formulation may be candidates to be developed under the 505(b)(2) new drug application FDA approval pathway. We are currently pursuing an opportunity to separately finance and develop these formulations through a wholly owned subsidiary, called Eton Pharmaceuticals, Inc. (“Eton”). We have established Eton, are transferring the assets to it and are negotiating for a senior management team to lead the company. The arrangements to establish Eton are contingent on there being a successful initial round of financing, which we anticipate being a private placement of equity securities of Eton. If we are successful in financing Eton, Imprimis would retain an equity position in Eton and a royalty on commercial sales of certain Eton products.

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

In October 2016, we entered into a purchase and supply agreement with the specialty pharmacy division of a leading PBM covering more than 65 million Americans. Pursuant to the terms of the agreement, we will supply the network of specialty pharmacies with our complete formulary of medications. We believe the agreement represents a new approach to efficiently deliver medications from the manufacturer directly to the consumer, thereby eliminating several layers of inefficiencies for the millions of patients covered by this renowned PBM. We expect this agreement will help accelerate the adoption of several of our products we currently offer and others we expect to launch in 2017.

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

In October 2016, we registered NJOF with the FDA as a Section 503B outsourcing facility. An outsourcing facility is an entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation. An outsourcing facility is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). We estimate that our capital expenditures to build and equip the New Jersey facility were approximately $5,770. We have also finalized improvements to our California based pharmacy. We have invested approximately $530 and completed the improvement efforts at our California pharmacy in January 2017.

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

Sales and Marketing Efforts

Although we believe that our proprietary drug formulations could have commercial appeal in international markets and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada, we expect to continue to focus our sales and marketing efforts on our U.S. commercial opportunities during 2017. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology business and the other on our non-ophthalmology business. In 2017, we entered into two sales and marketing agreements (described further below) that we believe will help expand the presence of our sales and marketing activities within ophthalmology. We believe these sales and marketing agreements will accelerate launches of our new ophthalmology programs in glaucoma and DED and limit our initial capital requirements commonly associated with new product launches and increased sizes of sales forces. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our formulations. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function. Further, we are dependent upon market acceptance of compounded formulations generally, and some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved formulations, particularly when an FDA-approved alternative is available.

Recent Developments

The following describes certain developments in 2017 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments. Dollar amounts are expressed in thousands.

Texas Subsidiary Sale

On February 13, 2017, we entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, we sold to Livernois one hundred percent (100%) of the issued and outstanding shares of common stock of our Texas based subsidiary, ImprimisRx TX, Inc dba ImprimisRx (“Imprimis TX”). We ceased operations of Imprimis TX in 2016 and the SPA did not transfer to Livernois any our rights to intellectual property, products, clients, nor any of our existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the us $10 and the we assigned, and Livernois assumed, the remaining lease obligation totaling $113 for our Texas based facility. We recorded a loss of $15 from the sale of Imprimis TX, which is included in the accompanying condensed consolidated statements of operations.

Registered Direct Offering

On March 21, 2017, we entered into securities purchase agreements (the “Purchase Agreement”) with two accredited investors (the “Investors”), which provided for the sale by the Company of 1,312,500 shares of our common stock, at a price of $2.40 per share (the “Offering”). We received net proceeds of $2,941 after deducting the underwriter discount and other offering expenses.

Klarity License

On April 1, 2017, we entered into a license agreement (the “Klarity License Agreement”) with Richard L. Lindstrom, M.D., a member of our Board of Directors. Pursuant to the terms of the Klarity License Agreement, we licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity used to protect and rehabilitate the ocular surface (the “Klarity Product”). Under the terms of the Klarity License Agreement, we are required to make royalty payments to Dr. Lindstrom ranging from three percent (3%) to six percent (6%) of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, we are required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of our restricted common stock.

Dr. Lindstrom is a member of the Company’s Board of Directors, and chairman of its Compensation Committee and a member of its Nomination and Corporate Governance Committee. Our Board has reviewed the agreement and financials terms thereof, and does not expect total payments to Dr. Lindstrom will be in excess of $120,000 during the next twelve months. Furthermore, the Board has determined that entering into the Klarity License Agreement would not impair Dr. Lindstrom’s independence nor his ability to provide independent oversight of the Company.

Precision Lens Marketing Agreement

On April 13, 2017, we entered into a Strategic Sales & Marketing Agreement (the “Marketing Agreement”) with Cameron Ehlen Group, Inc. dba Precision Lens (“Precision Lens”). Pursuant to the terms of the Agreement, Precision Lens will provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S. Midwest, in connection with the our ophthalmic compounded formulation portfolio including our Dropless Therapy®, LessDrops® combination eye drops, Simple Drops™ preservative-free glaucoma drops, MKO Melt® conscious sedation and other ocular-related formulations typically used for dilation, general inflammation and infection (the “Products”).

Under the terms of the Marketing Agreement, we are required to make commission payments to Precision Lens equal to ten percent (10%) of each calendar year’s annual net sales for Products above and beyond the Company’s initial $1,500 in annual net sales for Products for each calendar year. In addition, we are required to make certain periodic milestone payments to Precision Lens in shares of the Company’s restricted common stock including: (i) 10,000 shares if net sales for Products reach $5,000 prior to December 31, 2017; (ii) 15,000 shares if net sales for Products reach $5,000; (iii) 15,000 shares if net sales for Products reach $10,000; (iv) 15,000 shares if net sales for Products reach $15,000; and (v) 15,000 shares if net sales for Products reach $20,000.

SightLife Surgical Marketing Agreement

On April 28, 2017, we entered into a Strategic Sales & Marketing Agreement (the “SightLife Agreement”) with SightLife Surgical, Inc. (“SightLife”). Pursuant to the terms of the SightLife Agreement, SightLife will provide exclusive U.S. sales and marketing representation services to us in connection with the our Serum Tears™ autologous serum tears formulation (the “ASED Products”) for dry eye disease.

Under the terms of the SightLife Agreement, we are required to make commission payments to SightLife equal to ten percent (10%) of each calendar year’s annual net sales for ASED Products. In addition, we are required to make certain periodic milestone payments to SightLife in shares of the our restricted common stock including: (i) 5,000 shares if net sales for ASED Products reach $2,000 prior to December 31, 2017; (ii) 7,500 shares if net sales for ASED Products reach $2,500; (iii) 7,500 shares if net sales for ASED Products reach $5,000; (iv) 7,500 shares if net sales for ASED Products reach $7,500; and (v) 7,500 shares if net sales for ASED Products reach $10,000.

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

Comparison of the three months ended March 31, 2017 and 2016

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016	Variance
Sales, net	$6,089	$4,381	$1,708
License revenues	8	-	8
Total revenues	$6,097	$4,381	$1,716

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations, including our LessDrops formulations. Our gross ophthalmology related sales were approximately $3,658 for the three months ended March 31, 2017, compared to $1,788 during the same period last year.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,		$
	2017	2016	Variance
Cost of sales	$3,357	$2,249	$1,108

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. We also incurred some inefficiencies in our overall production processes during the three months ended March 31, 2017 as we shifted certain production efforts and requirements to new processes and systems, including cGMP requirements at our NJ based outsourcing facility which effected our overall gross margin percent.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,		$
	2017	2016	Variance
Selling and marketing	$2,440	$1,900	$540

The increase in selling and marketing expenses during the three months ended March 31, 2017 compared to the same period last year, was primarily attributable to the expansion of our sales and marketing efforts which included additional commercialization personnel, increased presence at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,		$
	2017	2016	Variance
General and administrative	$4,371	$3,940	$431

The increase in general and administrative expenses between periods was largely attributable to the general increase of our operations to support the launch of our NJ based outsourcing facility, growth in sales, including hiring additional personnel, obtaining and maintaining state pharmacy licenses, increased professional fees and other related activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,		$
	2017	2016	Variance
Research and development	$160	$46	$114

The increase in research and development expenses between periods was primarily attributable to several formulation development studies we conducted on our core formulations during the three months ended March 31, 2017.

Interest Income

Interest income was $3 for three months ended March 31, 2017, compared to $2 in the prior year.

Interest Expense

Interest expense was $791 for three months ended March 31, 2017, compared to $631 during the same period last year. The increase was primarily due to interest expense recognition related to the LSAF Loan, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Income Tax Benefit

Income tax benefit was $28 for three months ended March 31, 2017, which was related to the net change in our deferred tax liabilities and assets, specifically those related to the Park acquisition and its identifiable intangible assets.

Net Loss

Net loss for the three months ended March 31, 2017 was $(5,006), or $(0.26) basic and diluted net loss per share, respectively, compared to a net loss for the prior year of $(4,496), or $(0.43), basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at March 31, 2017 was $7,596, compared to $9,053 at December 31, 2016. Since inception through March 31, 2017 we have incurred aggregate losses to common stockholders of $(81,857). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $7,596 at March 31, 2017, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

We intend to leverage recent investments made to our New Jersey facility, including new production processes and filling and labeling automation, to offset previously planned production in Texas. We also have made recent company-wide improvements in technology integration, production automation, quality systems and other supply chain efficiencies. These actions are expected to help streamline our operations.

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2017 and 2016:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash used in operating activities	$(3,980)	$(2,301)
Net cash used in investing activities	(216)	(2,423)
Net cash provided by financing activities	2,739	13,860
Net change in cash and cash equivalents	(1,457)	9,136
Cash and cash equivalents at beginning of the period	8,853	2,685
Cash and cash equivalents at end of the year	$7,396	$11,821

Operating Activities

Net cash used in operating activities was $(3,980) in 2017, as compared to $(2,301) used in operating activities during the same period in the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities in 2017 and 2016 was $(216) and $(2,423), respectively. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey, California and Texas facilities.

Financing Activities

Net cash provided by financing activities in 2017 and 2016 was $2,739 and $13,860, respectively. The cash provided by financing activities during 2017 is primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017. Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note, proceeds received from the underwritten public offering and sale of shares of common stock in March 2016 and proceeds received from the private placement of common stock and warrants in December 2016.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including $2,941 in net proceeds related to a registered direct offering of our common stock in March 2017, and from ongoing product and formulation sales. We do not currently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive $1,871 in additional gross proceeds from future sales of our common stock under our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the LSAF Loan and the LSAF Note. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in every year of our operations, including net losses of $(19,087) and $(15,899) for the years ended December 31, 2016 and 2015, respectively, and net losses of $(5,006) and $(4,496) for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit was $(81,857). We expect to decrease our operating losses during 2017, however, our projections may not be correct and our plans could change and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We currently distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. Thus, our formulations have not undergone the FDA approval process and only limited data, if any, may be available about the safety and efficacy of our formulations for any particular indication. Certain compounding pharmacies have been subject to widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and the formulations by our compounding facilities are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

We have raised over $40,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement and convertible note with LSAF. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after May 9, 2017, approximately 12% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

Item 2. Unregistered Sales of Equity Securities

In March 2017, the Company issued 25,000 shares of its restricted common stock, with a fair value of $60, as payment for investor relations related services. These securities have not been registered under the Securities Act and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. In determining that each of the issuances qualified for an exemption under Section 4(2) of the Securities Act, we relied on the following facts: in each case, the securities were offered to a single individual or entity in consideration for services performed for the Company; and the securities issued were restricted securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Securities Purchase Agreement, dated March 21, 2017, between the Registrant and the Investors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 22, 2017)

10.2	Stock Purchase Agreement dated February 13, 2017 between Imprimis Pharmaceuticals, Inc. and Livernois & London, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 17, 2017)

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: May 10, 2017	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

