Form 10-Q
period 2017-06-30
Imprimis Pharmaceuticals, Inc.
filed 2017-08-10
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 9, 2017, 20,065,415 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,165	$8,853
Restricted cash and short-term investments	200	200
Accounts receivable, net	2,856	2,921
Inventories	1,832	1,841
Assets held for sale	520	-
Prepaid expenses and other current assets	786	938
Total current assets	10,359	14,753
Property, plant and equipment, net	6,567	7,295
Intangible assets, net	2,934	2,972
Investment in Eton Pharmaceuticals, Inc.	5,509	-
Goodwill	2,227	2,227
TOTAL ASSETS	$27,596	$27,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,344	$3,538
Accrued payroll and related liabilities	1,481	1,638
Deferred revenue and customer deposits	8	91
Current portion of deferred acquisition obligation and accrued interest	158	207
Current portion of note payable, net of unamortized debt discount	-	3,973
Current portion of capital lease obligations, net of unamortized discount	526	458
Total current liabilities	5,517	9,905
Capital lease obligations, net of current portion and unamortized discount	1,038	1,318
Deferred acquisition obligation, net of current portion	-	52
Accrued expenses, net of current portion	667	667
Deferred tax liability	880	936
Note payable and paid-in-kind interest, net of unamortized debt discount and current portion	11,848	7,937
TOTAL LIABILITIES	19,950	20,815
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 20,065,415 and 18,627,915 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20	19
Additional paid-in capital	87,999	83,264
Accumulated deficit	(80,373)	(76,851)
TOTAL STOCKHOLDERS’ EQUITY	7,646	6,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,596	$27,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues:
Sales, net	$6,849	$4,902	$12,938	$9,283
License revenues	8	5	16	5
Total revenues	6,857	4,907	12,954	9,288
Cost of sales	(3,288)	(2,172)	(6,645)	(4,421)
Gross profit	3,569	2,735	6,309	4,867
Operating expenses:
Selling and marketing	1,999	2,270	4,439	4,170
General and administrative	4,486	4,397	8,857	8,337
Research and development	101	76	261	122
Total operating expenses	6,586	6,743	13,557	12,629
Loss from operations	(3,017)	(4,008)	(7,248)	(7,762)
Other income (expense):
Interest expense, net	(767)	(631)	(1,555)	(1,260)
Change in fair value of derivative liabilities	-	-	-	(113)
Equity in loss of Eton Pharmaceuticals	(216)	-	(216)	-
Gain on deconsolidation of Eton Pharmaceuticals	5,725	-	5,725	-
Loss on sale of assets	(269)	-	(284)	-
Total other income (expense), net	4,473	(631)	3,670	(1,373)
Income (loss) before income taxes	1,456	(4,639)	(3,578)	(9,135)
Income tax benefit, net	28	-	56	-
Net income (loss)	$1,484	$(4,639)	$(3,522)	$(9,135)
Basic net income (loss) per share of common stock	$0.07	$(0.35)	$(0.18)	$(0.77)
Diluted net income (loss) per share of common stock	$0.06	$(0.35)	$(0.18)	$(0.77)
Weighted average number of shares of common stock outstanding, basic	20,209,821	13,332,645	19,572,051	11,870,037
Weighted average number of shares of common stock outstanding, diluted	23,177,881	13,332,645	19,572,051	11,870,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,522)	$(9,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	659	351
Amortization of intangible assets	181	183
Non-cash gain on contingent acquisition obligation	-	(81)
Deferred income taxes	(56)	-
Amortization of debt issuance costs and discount	632	526
Paid-in-kind interest added to principal of note payable	-	101
Gain from the deconsolidation of Eton Pharmaceuticals, Inc.	(5,725)	-
Investment loss from Eton Pharmaceuticals, Inc.	216	-
Loss on write down of assets held for sale	111	-
Loss on sale of assets	173	-
Change in fair value of derivative liabilities	-	113
Stock-based compensation	1,617	2,225
Changes in assets and liabilities, net asset sales:
Accounts receivable	65	(1,082)
Inventories	(404)	(29)
Prepaid expenses and other current assets	202	297
Accounts payable and accrued expenses	(194)	1,570
Accrued payroll and related liabilities	(157)	(68)
Deferred revenue and customer deposits	(83)	(39)
NET CASH USED IN OPERATING ACTIVITIES	(6,285)	(5,068)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments on Pharmacy Creations contingent acquisition obligation	-	(100)
Investment in patent and trademark assets	(143)	(135)
Investment in license assets	(50)	-
Purchases of property, plant and equipment	(322)	(5,745)
NET CASH USED IN INVESTING ACTIVITIES	(515)	(5,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(305)	(14)
Net proceeds from public equity offering	2,940	11,088
Payments on Park deferred acquisition obligation	(101)	(97)
Principal payments on note payable	(601)	-
Proceeds from convertible note payable, net of issuance costs	-	2,772
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	179	55
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,112	13,804
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,688)	2,756
CASH AND CASH EQUIVALENTS, beginning of period	8,853	2,685
CASH AND CASH EQUIVALENTS, end of period	$4,165	$5,441
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$9
Cash paid for interest	$901	$616
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$-	$2,322
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$2,646
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$-	$675
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$464
Issuance of common stock and to settle contingent acquisition obligation related to the purchase of PC	$-	$302
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$-	$23
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$-	$277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company dedicated to producing and dispensing high quality innovative medications in all 50 states. The Company’s unique business model increases patient access and affordability to many critical medicines. Headquartered in San Diego, California, Imprimis owns and operates production and dispensing facilities located in California and New Jersey.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2017 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $3,522 and $9,135 for the six months ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of $80,373 and $76,851 as of June 30, 2017 and December 31, 2016, respectively. In addition, the Company used cash in operating activities of $6,285 and $5,068 for the six months ended June 30, 2017 and 2016, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of approximately $4,365 at June 30, 2017, along with proceeds from the SWK Loan (see Notes 10 and 15), will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may seek to increase liquidity and capital resources by one or more measures, to the extent necessary. These measures may include, but are not limited to, the following: the sale of assets and/or businesses, obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through pharmacy sales. There is no guarantee that the Company will be able to obtain capital when needed on terms it deems as acceptable, or at all.

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

Investment in Eton Pharmaceuticals, Inc.

In April 2017, the Company formed Eton Pharmaceuticals, Inc. (“Eton”) as a wholly owned subsidiary. In June 2017, Eton entered into and closed on definitive stock purchase agreements with accredited investors for the purchase of Eton’s Series A Preferred Stock that resulted in net proceeds to Eton, after deducting placement agent fees and other expenses, of approximately $18,000. At the time of closing, the Company lost voting and ownership control of Eton and it ceased consolidating Eton’s financial statements. At the time of deconsolidation, the Company recorded a gain of $5,725 and adjusted the carrying value in Eton to reflect the increased valuation of Eton and the Company’s new ownership percent in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (approximately 27% equity interest as of June 30, 2017) of Eton and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognizes earnings and losses of Eton in its financial statements and adjusts the carrying amount of its investment in Eton accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by the Company. Any intra-entity profits and losses are eliminated. During the three and six months ended June 30, 2017, the Company recorded equity in net loss of Eton of $216. As of June 30, 2017, the carrying value of the Company’s investment in Eton was $5,509.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 9,404,755 and 4,341,044 at June 30, 2017 and 2016, respectively, and, except for the three months ended June 30, 2017, are excluded from the calculation of diluted net (loss) per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2017 and 2016 was 105,621 and 266,621, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator – net income (loss)	$1,484	$(4,639)	$(3,522)	$(9,135)
Denominator – weighted average number of shares outstanding, basic	20,209,821	13,332,645	19,572,051	11,870,037
Net income (loss) per share, basic	$0.07	$(0.35)	$(0.18)	$(0.77)

For the three months ended June 30, 2017, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended June 30, 2017, consisted of the following:

Shares
Diluted shares related to:
Warrants	2,912,374
Stock options	55,686
Dilutive common equivalent shares	2,968,060

The following table shows the computation of diluted net income (loss) per share of common stock for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Numerator – net income (loss)	$1,484	$(4,639)	$(3,522)	$(9,135)
Denominator – weighted average number of shares outstanding, basic	23,177,881	13,332,645	19,572,051	11,870,037
Dilutive common equivalents	2,968,860	-	-	-
Number of shares used for diluted earnings per share computation	23,177,881	13,332,645	19,572,051	11,870,037
Net income (loss) per share, diluted	$0.06	$(0.35)	$(0.18)	$(0.77)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the ASU 2017-01 to have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other. This guidance simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test under ASC 350. The updated standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for reporting periods beginning after December 31, 2019 on a prospective basis, and early adoption is permitted. The Company does not expect ASU 2017-04 to have a material effect on the Company’s financial position, results of operations and cash flows.

NOTE 3. INVESTMENT IN ETON PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In May 2017, the Company entered into two asset purchase and license agreements (the “Eton License Agreements”) with its previously wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, the Company assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license formulations of synthetic corticotropin and injectable pentoxifylline (collectively, the “Eton Products”). Eton is required to make royalty payments to the Company of six percent (6%) of net sales of the Eton Products while any patent rights remain outstanding and then three percent (3%) of net sales thereafter. In addition, Eton is required to make certain milestone payments to the Company including payments of $50,000 upon initial patent issuances for each Eton Product. The Eton License Agreements were conditioned upon Eton receiving net proceeds of the sale of its equity securities of not less than $10,000, which occurred in June 2017. See also Note 2, under the subheading Investment in Eton Pharmaceuticals, Inc.

On May 1, 2017, the Company and Eton entered into a Management Services Agreement (the “MSA”), whereby the Company will provide to Eton certain administrative services and support, including bookkeeping, web services and human resources related activities, and Eton will pay the Company a monthly amount of $10. The MSA is terminable by either party upon written notice.

During the three and six months ended June 30, 2017, the Company incurred expenses that are reimbursable by Eton totaling $47, and no payments were made by Eton to the Company. As of June 30, 2017, the Company was due $67 from Eton for reimbursable expenses and amounts due under the MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

The Company owns approximately 27% of Eton. The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) have entered into consulting agreements with Eton.

The unaudited condensed results of operations information of Eton is summarized below (in thousands):

From the period beginning
April 27, 2017 (inception)
to June 30, 2017
Revenues, net	$-
Loss from operations	477
Net loss	$(477)

The unaudited condensed balance sheet information of Eton is summarized below (in thousands):

At June 30,
2017
Current assets	$18,134
Total assets	18,134

Current liabilities	147
Stockholders’ equity	17,987
Total liabilities and stockholders’ equity	$18,134

NOTE 4. RESTRICTED CASH

The restricted cash at June 30, 2017 and December 31, 2016 consisted of funds held in a money market account. At June 30, 2017 and December 31, 2016, the restricted cash was recorded at amortized cost, which approximates fair value.

At June 30, 2017 and December 31, 2016, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016
Raw materials	$494	$669
Finished goods	1,338	1,172
Total inventories	$1,832	$1,841

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2017	2016
Prepaid insurance	$535	$315
Other prepaid expenses	49	517
Deposits and other current assets	202	106
Total prepaid expenses and other current assets	$786	$938

NOTE 7. ASSET SALES AND HELD FOR SALE

On June 27, 2017, the Company entered into an Asset Purchase Agreement (the “PA Agreement”) with Creative Pharmacy Solutions Central, LLC (the “Buyers”). Under the terms of the PA Agreement, the Company sold substantially all its assets associated with its sinus related business, including but not limited to, certain intellectual property rights, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of the Company’s lease obligation for its Pennsylvania based pharmacy (the “PA Assets”), for a total purchase price of approximately $450.

Under the terms of the PA Agreement, the Buyers, upon closing, paid to the Company an aggregate cash amount of $40. In addition, the Buyers are obligated to pay the remaining $410 in the form of a note that will bear interest at 6% per annum (the “Sellers Note”). The Buyers will make forty-eight monthly cash payments to the Company of $10 each month over the four years following the closing, totaling $462; provided however, that the Buyer will have the option to make a one-time payment of $365 any time prior to December 31, 2017, and the Company will waive any remaining amounts due on the Sellers Note. The principal amount of the Sellers Note may also be reduced by $125, if after a period of 60 days following the closing, certain revenues associated with the PA Assets are less than 60% of the revenues associated with the PA Assets during the 60 days prior to the close of the transaction. The closing of this transaction occurred on July 14, 2017.

At June 30, 2017, the Company has listed the PA Assets on its condensed consolidated balance sheet as held for sale, and during the three and six months ended June 30, 2017, recorded a loss related to the PA Assets of $69.

In June 2017, in a separate transaction, the Company entered into an agreement to sell certain equipment to a third party for amount of $70. The Company has listed this equipment on its condensed consolidated balance sheet as held for sale, and during the three and six months ended June 30, 2017, recorded a loss related to equipment of $42.

Assets held for sale consisted of the following:

June 30,
2017
Inventories	$413
Furniture and equipment	218
631
Loss on asset sale	(111)
Assets available for sale	$520

In February 2017, the Company entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, the Company sold to Livernois 100% of the issued and outstanding shares of common stock of its Texas based subsidiary, ImprimisRx TX, Inc. dba ImprimisRx (“Imprimis TX”). The SPA did not transfer to Livernois any of the Company’s rights to intellectual property, products, clients, nor any of its existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the Company $10 and the Company assigned, and Livernois assumed, the remaining lease obligation totaling $113 for the Texas based facility. The Company recorded a loss of $158 and $173 from the sale of Imprimis TX for the three and six months ended June 30, 2017, respectively, which is included in the accompanying condensed consolidated statements of operations.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2017 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$287	$(14)	$-	$273
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	244	-	-	244
Customer relationships	3-15 years	2,998	(683)	(15)	2,299
Trade name	5 years	16	(8)	(1)	7
Non-competition clause	3-4 years	294	(228)	(20)	45
State pharmacy licenses	25 years	45	(3)	(28)	14
		$3,934	$(936)	$(64)	$2,934

Amortization expense for intangible assets for the three and six months ended June 30 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Patents	$6		$7	$1
Licenses	-	-	-	-
Customer relationships	63	$66	127	260
Trade name	1	1	2	3
Non-competition clause	22	23	44	90
State pharmacy licenses	-	1	1	1
	$92	$91	$181	$355

Estimated future amortization expense for the Company’s intangible assets at June 30, 2017 is as follows:

Remainder of 2017	$182
2018	222
2019	218
2020	216
2021	216
Thereafter	1,880
$2,934

There have been no changes in the carrying value of the Company’s goodwill during the six months ended June 30, 2017.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$2,833	$2,999
Deferred rent	380	412
Accrued interest	131	116
Accrued exit fee for note payable	667	667
Building lease liability	-	11
Total accounts payable and accrued expenses	4,011	4,205
Less: current portion	(3,344)	(3,538)
Non-current total accrued expenses	$667	$667

NOTE 10. DEBT

The Company and Life Sciences Alternative Funding, LLC (“LSAF”) originally entered into a loan and security agreement (the “LSAF Loan”) on May, 11, 2015, which was most recently amended on December 27, 2016. At June 30, 2017, the outstanding principal balance was $12,732 and the related unamortized discount was $884. The discount is being amortized to interest expense over the term of the note using the effective interest method. During the three and six months ended June 30, 2017, debt discount amortization related to notes payable were $251 and $539, respectively, and $264 and $526 during the three and six months ended June 30, 2016, respectively.

In July 2017, the Company entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (the “SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five year term, however, such term may be reduced to four years if certain revenue requirements are not achieved. Concurrently with the funding, the Company utilized a portion of the SWK Loan funds as full payment to an affiliate of LSAF to terminate all amounts due to LSAF in connection with the LSAF Loan, which loan had a principal balance of $12,120 at the time of final payment. As a result of entering into the SWK Loan Agreement and concurrent retirement of the LSAF Loan, at June 30, 2017, the Company has classified the amounts due as long term on its condensed consolidated balance sheet as of June 30, 2017.

The SWK Loan bears interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permits the Company to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period may be reduced to four payments if the Company does not meet certain minimum revenue requirements. Following the interest-only period, the Company will be required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due and payable on July 19, 2022, or if certain revenue requirements are not met, July 19, 2021. The Company may elect to prepay all, but not less than all, of the amounts owed under the SWK Loan Agreement prior to the maturity date at any time after July 19, 2019. If certain revenue requirements are not met, the Company may be allowed to prepay the loan from July 19, 2018 to July 19, 2019, provided that a prepayment fee equal to 6% of the principal amount of the loan will also be due. The Company is also obligated under the SWK Loan Agreement to pay for certain expenses incurred by the SWK Lender through and after the date of the SWK Loan Agreement, including certain fees and expenses relating to the preparation and administration of the SWK Loan Agreement.

In connection with the SWK Loan Agreement, the Company issued to the SWK Lender warrants to purchase up to 415,586 shares of the Company’s common stock (the “Lender Warrants”). The Lender Warrants are exercisable immediately, have an exercise price of $3.08 per share and a term of 7 years. The SWK Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

NOTE 11. CAPITAL LEASE OBLIGATION

At June 30, 2017, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2017	$387
2018	773
2019	751
Total minimum lease payments	1,911
Less: amount representing interest payments	(163)
Present value of future minimum lease payment	1,748
Less: unamortized discount	(184)
1,564
Less: current portion, net of unamortized discount	(526)
Capital lease obligation net of current portion and unamortized discount	$1,038

For the three and six months ended June 30, 2017, debt discount amortization related to the capital lease obligation was $44 and $93, respectively.

NOTE 12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In March 2017, we entered into securities purchase agreements with two accredited investors, which provided for the sale by the Company of 1,312,500 shares of its common stock, at a price of $2.40 per share (the “Registered Offering”). We received net proceeds of $2,940 after deducting the underwriter discount of 6% of the gross proceeds from the Registered Offering and other related expenses.

In March 2017, the Company issued 25,000 shares of its restricted common stock, with a fair value of $60, as payment for investor relations related services.

In April 2017, the Company issued 100,000 shares of common stock as a result of warrant exercises. The Company received cash proceeds of $179 upon the exercise of the warrants with an exercise price of $1.79.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company did not sell any shares of common stock under the Sales Agreement during the six months ended June 30, 2017.

During the six months ended June 30, 2017, 25,376 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”)). As of June 30, 2017, the 2007 Plan and 2017 Plan provide for the issuance of a maximum of 5,000,000 and 2,000,000 shares of the Company’s common stock, respectively. The purpose of the Plans is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2017 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2017	2,013,313	$6.20
Options granted	397,500	$2.58
Options exercised	-	$-
Options cancelled/forfeit	(111,147)	$4.98
Options outstanding - June 30, 2017	2,299,666	$5.63	6.68	$412,810
Options exercisable	854,582	$6.06	6.40	$129,100
Options vested and expected to vest	2,155,157	$5.65	6.52	$384,439

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2017, based on the closing price of the Company’s common stock of $3.20 on that date.

During the six months ended June 30, 2017, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the six months ended June 30, 2017 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2017
Weighted-average fair value of options granted	$2.21
Expected terms (in years)	5.81 - 6.11
Expected volatility	117 - 112%
Risk-free interest rate	1.82 – 2.01%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$2.23 - $2.60	462,000	8.23	$2.31	147,499	$2.37
$3.53 - $4.50	683,623	8.40	$3.98	222,164	$4.05
$5.49 - $6.36	110,100	6.18	$5.97	102,282	$5.97
$6.64 - $8.99	1,038,913	4.60	$7.98	377,607	$8.21
$42.80	5,030	3.12	$42.80	5,030	$42.80
$2.23 - $42.80	2,299,666	6.68	$5.63	854,582	$6.06

As of June 30, 2017, there was approximately $3,132 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years. The stock-based compensation expense for all stock options was $500 and $950 during the three and six months ended June 30, 2017, respectively.

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

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2017	1,292,876		$2.43
RSUs granted	62,892		$3.18
RSUs vested	(25,376)		$3.94
RSUs cancelled/forfeit	-	$
RSUs unvested at June 30, 2017	1,330,392		$2.44

As of June 30, 2017, the total unrecognized compensation expense related to unvested RSUs was approximately $1,932, which is expected to be recognized over a weighted-average period of 1.3 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2017 was $169 and $607.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the six months ended June 30, 2017 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2017	5,748,829	$1.91
Granted	-
Exercised	(100,000)	1.79
Expired	-
Warrants outstanding and exercisable - June 30, 2017	5,648,829	$1.91
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2017	2.59

A list of the warrants outstanding as of June 30, 2017 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	210,313	12/27/2019
PIPE Investor Warrants	12/27/2016	5,157,828	$1.79	5,157,828	12/27/2019
		5,648,829	$1.91	5,648,829

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Employees - selling and marketing	$107	$126	$242	$246
Employees - general and administrative	510	980	1,210	1,865
Directors - general and administrative	50	55	105	114
Consultants - selling and marketing	-	-	60	-
Total	$667	$1,161	$1,617	$2,225

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Asset Purchase, License and Commission Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase, license and commission agreements. In consideration for the acquisition of the intellectual property rights, the Company is obligated to make certain milestone payments related to patent and regulatory filings to the Inventors and also make payments, in one instance a minimum annual amount, based on certain percentages of revenues and net sales amounts, as defined within the respective agreements. During the six months ended June 30, 2017 and 2016, the Company recognized $21 and $361, respectively, in expense amounts related to these agreements. Such amounts are included in cost of sales and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $50 during the three and six months ended June 30, 2017. Dr. Lindstrom is a member of the Company’s Board of Directors, chairman of its Compensation Committee and a member of its Nomination and Corporate Governance Committee.

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

Under the terms of the Plens Agreement, the Company is required to make commission payments to Precision Lens equal to 10% of each calendar year’s annual net sales for Products above and beyond the Company’s initial $1,500 in annual net sales for Products for each calendar year. In addition, the Company is required to make periodic milestone payments to Precision Lens in shares of the Company’s restricted common stock including: (i) 10,000 shares if net sales for Products reach $5,000 prior to December 31, 2017; (ii) 15,000 shares if net sales for Products reach $5,000; (iii) 15,000 shares if net sales for Products reach $10,000; (iv) 15,000 shares if net sales for Products reach $15,000; and (v) 15,000 shares if net sales for Products reach $20,000. No payments have been made in relation to this agreement as of June 30, 2017.

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

Under the terms of the SightLife Agreement, the Company is required to make commission payments to SightLife equal to 10% of each calendar year’s annual net sales for ASED Products. In addition, the Company is required to make periodic milestone payments to SightLife in shares of the Company’s restricted common stock including: (i) 5,000 shares if net sales for ASED Products reach $2,000 prior to December 31, 2017; (ii) 7,500 shares if net sales for ASED Products reach $2,500; (iii) 7,500 shares if net sales for ASED Products reach $5,000; (iv) 7,500 shares if net sales for ASED Products reach $7,500; and (v) 7,500 shares if net sales for ASED Products reach $10,000. No payments have been made in relation to this agreement as of June 30, 2017.

NOTE 14. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2017 and 2016 are attributed to the U.S. All long-lived assets at June 30, 2017 and December 31, 2016 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and six months ended June 30, 2017 and 2016.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 72% and 77% during the three and six months ended June 30, 2017, respectively, and 86% and 71% during the three and six months ended June 30, 2016, respectively, of active pharmaceutical ingredient purchases.

NOTE 15. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2017 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

Loan Agreement

In July 2017, the Company entered into a term loan and security agreement with SWK Funding LLC and its partners, and terminated all amounts due to LSAF in connection with the exiting term loan and security agreements as described in Note 10.

Sale of PA and Sinus Assets

In July 2017, the Company completed the disposition of substantially all its assets associated with its sinus related business as described in Note 7.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of ImprimisRx CA, Inc. dba ImprimisRx, Imprimis Rx NJ, LLC dba ImprimisRx and Imprimis NJOF, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.”

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

Our ophthalmology offerings address three of the largest markets in the space, cataract surgery, glaucoma and dry eye disease. Our objective is to partner with ophthalmic professionals to address their patients’ pharmaceutical needs. The cornerstone of our ophthalmology program consists of our proprietary Dropless Therapy® injectable and LessDrops® topical formulations that compete in the multi-billion dollar U.S. eye drop market. These formulations have been uniquely designed to address patient compliance issues and provide other compelling medical and economic benefits. We also offer a conscious sedation medication, the IV Free MKO Melt®, a proprietary alternative to intravenous sedation. The MKO Melt is administered sublingually to sedate patients undergoing ocular and other surgeries. During 2017, we launched programs with innovative medications used for glaucoma and chronic dry eye disease (DED). Our Simple DropsTM campaign includes a series of preservative-free eye drops and combination eye drops for glaucoma patients. Within our DED platform, we have a portfolio of formulations that we began to roll out in the second half of 2017, including a patent-pending nutraceutical-antibiotic oral capsule formulation, Serum TearsTM, and KlarityTM based eye drop formulations. Our integrative medicine business includes medications used in several therapeutic areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Our urology business includes a series of injectable erectile dysfunction formulations for patients that are refractory to or are otherwise unable to take phosphodiesterase type 5 inhibitors such as sildenafil (Viagra®), tadalafil (Cialis®) and vardenafil (Levitra®). We also make and sell low-cost therapeutic alternatives to Daraprim®, Thiola®, Elmiron®, and Calcium Disodium Versenate, all FDA-approved drugs that have experienced significant price increases.

Approximately 90 percent of our revenue is derived from buy-and-bill customers as a cash pay business and as such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. We do not operate using and are not dependent on discount cards, rebates, or other methods and programs that typically eliminate transparency to the consumer. By making ourselves generally independent of third party payments, we are not subject to insurance company formulary inclusion and pharmacy benefit manager payment clawbacks. In this regard, our transactions are simple, involving a patient-in-need, a physician’s diagnosis and a fair price and great service for a quality pharmaceutical product. The efficiency of our business model allows us to quickly innovate and safely deliver novel and clinically relevant products to the market with fewer complications and at lower costs for our customers than traditional pharmaceutical company competitors.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $80,373 at June 30, 2017. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We currently produce and dispense our medications directly to customers through our ImprimisRx facilities located in Ledgewood, New Jersey, and Irvine, California. Our New Jersey facility is comprised of two separate facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food, Drug & Cosmetic Act (FDCA). The other New Jersey facility (“NJRX”), and our California facility, are licensed pharmacies operating under Sections 503A of the FDCA. All products that we produce and sell are made in the United States of America.

Below are descriptions of our current programs. We also continue to evaluate and assess intellectual property and other assets we have developed or acquired, including provisional patent applications, in order to support our development and potential commercialization of additional medications focused in the ophthalmology market and in other therapeutic areas.

Ophthalmology

In 2013, we acquired intellectual property trademarked as SSP Technology®, which allows for combination and administration of anti-inflammatory and anti-bacterial agents after the completion of ocular surgery. SSP Technology allows for increased solubility of active pharmaceutical ingredients and the creation of tunable, uniform particle sizes which enable these combined medications to be used as an intraoperative injectable or as a topical eye drop. Since our acquisition of this technology we have continued its development to include additional active pharmaceutical ingredients, such as NSAIDs. These combination medications have begun to impact the growing cataract surgery eye drop and refractive surgery eye drop markets. Based on our success and standing in the ophthalmology market, we have expanded further into additional ocular surgery and other markets where there is a risk of inflammation and infection and into other markets including glaucoma and dry eye disease. We plan to expand into additional ocular markets as well including wet age-related macular degeneration (wet AMD) and diabetic macular edema (DME).

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

Our Dropless Therapy medications are single, injectable intraocular doses that are administered during cataract surgery. Ophthalmologists have reported that Dropless Therapy has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgery, thereby largely eliminating patient non-compliance and dosing errors associated with post-operative self-administered eye drop care regimens. Since launching Dropless Therapy in April 2014, multiple investigator initiated studies have been completed and their positive findings published in trade and peer-reviewed publications. A recently published study comparing Dropless Cataract Surgery to post-surgical topical drops found that 92 percent of the patients preferred Dropless Therapy over eye drops, and regarding post-operative visual outcome, 88 percent of patients preferred Dropless over topical drops. In a large peer-reviewed retrospective study of 1,541 patients receiving Dropless Therapy during cataract surgery, researchers reported that nearly 92 percent of the cases required no supplemental medication following surgery. A 2015 economic study with Cataract Surgeons for Improved Eyecare and conducted by Andrew Chang & Co, LLC, demonstrated that, assuming a cost of $100 per dose (dollar amount not expressed in thousands), Dropless Therapy could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period (dollar amounts not expressed in thousands). In July 2017, we announced that our Dropless formulations had surpassed 500,000 units sold.

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

We believe we are capturing an estimated 10 percent of the U.S. post-surgery cataract eye drop market. Over 1,700 ophthalmologist customers have adopted Dropless and LessDrops medications and we have serviced over 600,000 cataract and refractive surgeries since April 2014. A growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become customers.

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

Dry Eye Disease Program

In April 2017, we acquired exclusive worldwide rights to Klarity, an innovative and patented ophthalmic topical solution and gel technology for patients with dry eye disease (DED). Klarity is designed to protect and rehabilitate the ocular surface following ophthalmic surgery, contact lens wear, or in patients with moderate to severe DED. The Klarity formulations are preservative-free and can be formulated to any viscosity, ranging from a topical drop or gel to a dispersive viscosurgical device. We expect the Klarity formulations will be the cornerstone of our new DED program, which we have launched in the second half of 2017.

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

Integrative Medicine

Our integrative medicine business includes personalized medications used in several integrative areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. The portfolio includes ascorbic acid (non-corn source), patent-pending curcumin emulsion, lyophilized artesunate and other medications used for various integrative therapies. In the past, we have sponsored the Integrative Therapies Institute (ITI) conferences that cover a multitude of integrative topics and feature speakers considered thought leaders in their respective fields.

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

Other Businesses, Assets and Development Programs

Eton Pharmaceuticals, Inc.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our previously wholly owned subsidiary, Eton Pharmaceuticals, Inc. (“Eton”). Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations of synthetic corticotropin and injectable pentoxifylline (collectively, the “Eton Products”). Eton intends to seek FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the Federal Food, Drug, and Cosmetic Act of 1938 (the “FDCA”), as amended, and in corresponding regulatory paths in other foreign jurisdictions. If approved, Eton is required to make royalty payments to us in the amount of six percent (6%) of net sales of the Eton Products while any patent rights remain outstanding and then three percent (3%) of net sales thereafter. In addition, Eton is required to make certain milestone payments to us including payments of $50 upon initial patent issuances for each Eton Product. Eton also has acquired two additional sterile injectable drug candidates that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize through the 505(b)(2) pathway.

The Eton License Agreements became effective in June 2017, when Eton closed an offering of its Series A Preferred Stock for gross proceeds of approximately $20,000 (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. We own three million five hundred thousand (3,500,000) shares of Eton common stock, which is approximately 27% of the equity and voting interests of Eton following the close of the Series A Round.

Mark L. Baum, our CEO is a member of the Eton board of directors, and Andrew R. Boll, our CFO, was a member of the Eton board of directors until his resignation in July 2017. Mr. Boll and Mr. Baum, along with other Imprimis employees have entered into consulting agreements with Eton.

Surface Pharmaceuticals, Inc.

We own patented and patent-pending topical and oral formulations that have been used to treat symptoms associated with DED and meibomian gland dysfunction (MGD), and we believe these formulations may be candidates to be developed under the 505(b)(2) new drug application FDA approval pathway. Similar to the transactions completed with Eton, we are currently pursuing an opportunity to separately finance and develop these formulations through a wholly owned subsidiary, called Surface Pharmaceuticals, Inc. (“Surface”). We have established Surface, are transferring the assets to it and are negotiating for a senior management team to lead the company. Initially, we believe, Surface will develop topical and oral drug candidates for DED, targeting the high percentage of patients who do not respond to current FDA-approved topical prescription DED products. The arrangements to establish Surface will be contingent a successful initial round of equity financing. If we are successful in financing Surface, Imprimis would retain an equity position in Surface and a royalty on commercial sales of certain Surface products.

Other Markets

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

We offer hormone replacement therapy, weight loss, dermatologic, and other personalized medications, which we believe may provide differentiating and potentially beneficial factors as compared to competing therapies.

We also own assets that we may continue to develop into a platform to serve institutional purchasers of FDA approved drugs.

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

In July 2017, we entered into a supply agreement with a large, nationwide provider of LASIK and PRK surgeries for our LessDrops formulations. This group has over 50 surgery centers nationwide. We have already made our first shipments to this customer and have had to increase our production capabilities to allow for the expected increase in orders that may be forthcoming.

Compounding Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them directly to physicians and patients. Generally, compounding pharmacies combine different APIs, all of which are FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Physicians prescribe our products because a standard medication approved by the FDA is not appropriate for a patient’s needs. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A compounding pharmacy is only permitted to compound or prepare a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our ImprimisRx compounding pharmacies make, dispense and sell our proprietary and non-proprietary compounded formulations and are collectively licensed to distribute to 50 states.

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

In June 2016, our Texas facility was damaged related to a faulty sprinkler head. Although we started restoration of the facility, in September 2016, after consideration of the totality of circumstances of our collective facility infrastructure, including estimated production capacity and capabilities of NJOF, and the damage to our Texas facility, we decided to cease operations in Texas. In February 2017, we entered into a stock purchase agreement to sell our Texas entity for $10 and transfer the lease agreement to the new owners.

In June 2017, we announced the sale of our Folcroft, Pennsylvania pharmacy and sinus related assets for $450, the transaction closed on July 17, 2017.

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

Compounding Strategy

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our compounding pharmacies pursuant to a prescription for an individually identified patient. Additionally, in November 2016, we registered part of our New Jersey facility as an outsourcing facility. We are working to further develop our facilities into a unified compounding network. For instance, during 2016 we developed “ImprimisRx” as a uniform brand for our compounding facilities and have renamed all of our compounding facilities under this or a similar name. These efforts may also entail seeking to acquire new pharmacies or outsourcing facilities to add to our existing infrastructure, as opportunities arise. However, we have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties expanding our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. Alternatively, we may seek to sell certain assets and businesses (such as the sale of our PA based pharmacy and sinus assets) as we grow and focus our business within ophthalmology.

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

Texas Subsidiary Sale

On February 13, 2017, we entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, we sold to Livernois one hundred percent (100%) of the issued and outstanding shares of common stock of our Texas based subsidiary, ImprimisRx TX, Inc. dba ImprimisRx (“Imprimis TX”). The SPA did not transfer to Livernois any our rights to intellectual property, products, clients, nor any of our existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the us $10 and the we assigned, and Livernois assumed, the remaining lease obligation totaling $113 for our Texas based facility.

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

Under the terms of the Marketing Agreement, we are required to make commission payments to Precision Lens equal to ten percent (10%) of each calendar year’s annual net sales for Products above and beyond the Company’s initial $1,500 in annual net sales for Products for each calendar year. In addition, we are required to make periodic milestone payments to Precision Lens in shares of the Company’s restricted common stock including: (i) 10,000 shares if net sales for Products reach $5,000 prior to December 31, 2017; (ii) 15,000 shares if net sales for Products reach $5,000; (iii) 15,000 shares if net sales for Products reach $10,000; (iv) 15,000 shares if net sales for Products reach $15,000; and (v) 15,000 shares if net sales for Products reach $20,000.

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

Under the terms of the SightLife Agreement, we are required to make commission payments to SightLife equal to ten percent (10%) of each calendar year’s annual net sales for ASED Products. In addition, we are required to make periodic milestone payments to SightLife in shares of the our restricted common stock including: (i) 5,000 shares if net sales for ASED Products reach $2,000 prior to December 31, 2017; (ii) 7,500 shares if net sales for ASED Products reach $2,500; (iii) 7,500 shares if net sales for ASED Products reach $5,000; (iv) 7,500 shares if net sales for ASED Products reach $7,500; and (v) 7,500 shares if net sales for ASED Products reach $10,000.

Eton License Agreements

As described more fully above under the sub-heading “Eton Pharmaceuticals, Inc.”, in May 2017, we entered the Eton License Agreements with our previously wholly owned subsidiary, Eton. The Eton License Agreements were made effective in June 2017. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license the Eton Products.

Sinus Assets Sale

In July 2017, we completed the disposition of substantially all its assets associated with our sinus related business, including but not limited to, certain intellectual property rights, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of our lease obligation for our Pennsylvania based pharmacy (the “PA Assets”) pursuant to an Asset Purchase Agreement (the “PA Purchase Agreement), dated June 27, 2017, by and among us and our wholly owned subsidiaries ImprimisRx PA, Inc. and ImprimisRx CA, Inc. (collectively the “Sellers”) and Creative Pharmacy Solutions Central, LLC (the “Buyer”), for a total sales price of approximately $450. In connection with the closing of the PA Purchase Agreement (the “PA Closing”), the Buyer paid to us an aggregate initial cash payment of $40. In addition, the Buyer is obligated to pay the remaining $410 in the form of a note that will bear interest at 6% per annum (the “Sellers Note”). The Buyer will make forty-eight (48) monthly cash payments to the Company of $10 each over the four years following the PA Closing, totaling $462; provided however, that the Buyer will have the option to make a one-time payment of $365 any time prior to December 31, 2017, and we will waive any remaining amounts due of the Seller Note. The principal amount of the Sellers Note may also be reduced by $125, if after a period of 60 days following the closing, certain revenues associated with the PA Assets are less than 60% of the revenues associated with the PA Assets 60 days prior to the close of the transaction.

Loan Agreement

In July 2017, we entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (the “SWK Lender”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five year term, however, such term may be reduced to four years if certain revenue requirements are not achieved. Concurrently with the funding, we utilized a portion of the SWK Loan funds as full payment to an affiliate of Life Sciences Alternative Funding, LLC (“LSAF”) to terminate all amounts due to LSAF in connection with the existing term loan and security agreements, as amended, originally entered into between us and LSAF on May 11, 2015 (the “LSAF Loan”), which loan had a principal balance of $12,120 at the time of final payment.

The SWK Loan bears interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permits us to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period may be reduced to four payments if we do not meet certain minimum revenue requirements. Following the interest-only period, we will be required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due and payable on July 19, 2022, or if certain revenue requirements are not met, July 19, 2021. We may elect to prepay all, but not less than all, of the amounts owed under the SWK Loan Agreement prior to the maturity date at any time after July 19, 2019. If certain revenue requirements are not met, we may be allowed to prepay the loan from July 19, 2018 to July 19, 2019, provided that a prepayment fee equal to 6% of the principal amount of the loan will also be due.

Our obligations under the Loan Agreement are guaranteed on a secured basis by our wholly owned subsidiaries, ImprimisRx NJ, LLC, Imprimis NJOF, LLC and ImprimisRx CA, Inc. Each of the Company and its subsidiaries has granted the SWK Lender a security interest in substantially all of its personal property, rights and assets, including intellectual property rights and equity ownership, to secure the payment of all amounts owed under the SWK Loan Agreement.

In connection with the SWK Loan Agreement, we issued to the SWK Lender warrants to purchase up to 415,586 shares of the Company’s common stock (the “Lender Warrants”). The Lender Warrants are exercisable immediately, have an exercise price of $3.08 per share and maintain a term of 7 years. The Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

Curcumin Emulsion Statement

In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with it. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief the adverse events associated with the two patients occurred due to an allergic reaction, the products had been inappropriately administered and obtained by the overseeing medical professional, no drugs or poisons including diethylene glycol [DEG] at a level greater than 0.1% by volume were identified in the IV bag contents administered to one of the patients, and our use of curcumin and excipients in our curcumin emulsion formulation met certain regulatory standards required for dispensing of the curcumin emulsion. As of the date of this report, the Company has not incurred a material change in its business, statement of operations, and financial position as a result of the MedWatch notification. Sales of our curcumin emulsion totaled less than 5% of total revenues for the three and six months ended June 30, 2017.

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

Comparison of the three and six months ended June 30, 2017 and 2016

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Sales, net	$6,849	$4,902	$1,947	$12,938	$9,283	$3,655
License revenues	8	5	3	16	5	11
Total revenues	$6,857	$4,907	$1,950	$12,954	$9,288	$3,666

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations, including our LessDrops formulations. Our gross ophthalmology related sales were approximately $4,760 and $8,418 for the three and six months ended June 30, 2017, compared to $2,617 and $4,405 during the same period last year.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Cost of sales	$3,288	$2,172	$1,116	$6,645	$4,421	$2,224

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. We also incurred some inefficiencies in our overall production processes during the six months ended June 30, 2017 as we shifted certain production efforts and requirements to new processes and systems, including cGMP requirements at our NJ based outsourcing facility which effected our overall gross margin percent.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Selling and marketing	$1,999	$2,270	$(271)	$4,439	$4,170	$269

The increase in selling and marketing expenses during the six months ended June 30, 2017 compared to the same period last year, was primarily attributable to the expansion of our sales and marketing efforts which included additional commercialization personnel, increased presence at trade conferences and implementation of other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three and six months ended June 30, 2017 and 2016:

	For the Three Months ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
General and administrative	$4,486	$4,397	$89	$8,857	$8,337	$520

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

The following presents our research and development expenses for the three and six months ended June 30, 2017 and 2016:

	For the Three Months ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Research and development	$101	$76	$25	$261	$122	$139

The increase in research and development expenses between periods was primarily attributable to several formulation development studies we conducted on our core formulations during the six months ended June 30, 2017.

Interest Income

Interest income was $2 and $5 for the three and six months ended June 30, 2017, respectively, compared to $6 and $8 for the same periods in the prior year.

Interest Expense

Interest expense was $769 and $1,560 for the three and six months ended June 30, 2017, compared to $637 and $1,268 during the same period last year, respectively. The increase was primarily due to interest expense recognition related to the LSAF Loan, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Equity Loss from Eton

During the three and six months ended June 30, 2017, we recorded a loss of $216, for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Gain on Deconsolidation of Eton

During the three and six months ended June 30, 2017, we recorded a gain of $5,725, on the deconsolidation of Eton, see Note 2 and Note 3 in the Notes to the condensed consolidated financial statements for a more detailed explanation of this transaction.

Loss on Sale of Assets

During the three and six months ended June 30, 2017, we recorded a loss of $269 and $284, respectively, related to assets associated with the sale of Imprimis TX and our sinus business.

Income Tax Benefit

Income tax benefit was $28 and $56 for the three and six months ended June 30, 2017, respectively, which was related to the net change in our deferred tax liabilities and assets, specifically those related to the Park acquisition and its identifiable intangible assets.

Net Income (Loss)

The following table presents our net income (loss) for the three and six months ended June 30, 2017 and 2016:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net income (loss)	$1,484	$(4,639)	$(3,522)	$(9,135)
Basic net income (loss) per share of common stock	$0.07	$(0.35)	$(0.18)	$(0.77)
Diluted net income (loss) per share of common stock	$0.06	$(0.35)	$(0.18)	$(0.77)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at June 30, 2017 was $4,365, compared to $9,053 at December 31, 2016. Since inception through June 30, 2017 we have incurred aggregate losses to common stockholders of $(80,373). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents and restricted investments of approximately $4,365 at June 30, 2017, along with net proceeds from the SWK Loan entered into in July 2017 and proceeds from the sale of certain assets, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three and six months ended June 30, 2017 and 2016:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
Net cash used in operating activities	$(6,285)	$(5,068)
Net cash used in investing activities	(515)	(5,980)
Net cash provided by financing activities	2,112	13,804
Net change in cash and cash equivalents	(4,688)	2,756
Cash and cash equivalents at beginning of the period	8,853	2,685
Cash and cash equivalents at end of the year	$4,165	$5,441

Operating Activities

Net cash used in operating activities was $(6,285) in 2017, as compared to $(5,068) used in operating activities during the same period in the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities in 2017 and 2016 was $(515) and $(5,980), respectively. Cash used in investing activities in 2017, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey, California and Texas facilities.

Financing Activities

Net cash provided by financing activities in 2017 and 2016 was $2,112 and $13,804, respectively. The cash provided by financing activities during 2017 is primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017. Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note, proceeds received from the underwritten public offering and sale of shares of common stock in March 2016 and proceeds received from the private placement of common stock and warrants in December 2016.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including $2,940 in net proceeds related to a registered direct offering of our common stock in March 2017, proceeds related to $16,000 SWK Loan in July 2017 (less the concurrent retirement of our then existing term loan), and from ongoing product and formulation sales. We do not currently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive additional proceeds from future sales of our common stock under our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the SWK Loan. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2017, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in every year of our operations, including net losses of $(19,087) and $(15,899) for the years ended December 31, 2016 and 2015, respectively, and net income (losses) of $1,484 and $(3,522) for the three and six months ended June 30, 2017 and $(4,639) and $(9,135) for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, our accumulated deficit was $(80,373). We expect to decrease our operating losses during 2017, however, our projections may not be correct and our plans could change and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business involves the preparation and sale of our proprietary formulations through our compounding pharmacies and outsourcing facilities. We have limited experience operating pharmacies and commercializing compounded formulations, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our proprietary formulations. Although we have established and plan to grow our internal sales teams and use external sales companies to market and sell our proprietary formulations and other non-proprietary products, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our formulations to generate significant revenue from sales of these products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and outsourcing facilities, along with any pharmacy partners with which we may contract to compound and sell our formulations using our quality standards and specifications, in a timely manner and sufficient volumes to accommodate the number of prescriptions they receive. Our pharmacies may be unable to compound our formulations successfully and we may be unable to acquire, build or enter into arrangements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, which would cause our business to suffer.

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

We currently operate from compounding facilities in New Jersey and California. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy network strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance,

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

On July 19, 2017, we incurred $16,000 of indebtedness under a loan agreement with SWK Funding, LLC and its partners (SWK) and concurrent with the funding, we utilized a portion of the SWK Loan funds as full payment to an affiliate of Life Sciences Alternative Funding, LLC (LSAF) to terminate all amounts due to LSAF in connection with the existing term loan and security agreements, as amended, originally entered into between the Company and LSAF on May 11, 2015 (the “LSAF Loan”), which loan had a principal balance of $12,120 at the time of final payment.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our SWK debt instrument contain various restrictive covenants, including, among others, our obligation to deliver to SWK certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without SWK’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, SWK may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

We have raised over $55,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement with SWK. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. Currently, we own and/or license 26 U.S. patents or patent applications and we own seven international patent applications filed under the Patent Cooperation Treaty and 19 foreign patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after August 9, 2017, approximately 13% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Any payment of dividends on our common stock would depend on contractual restrictions, such as those contained in our SWK loan agreement and convertible note, as well as our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)

10.2	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)

10.3	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)

10.4	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.5	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.6	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.7*	Asset Purchase Agreement dated June 27, 2017 between Imprimis Pharmaceuticals, Inc. and its wholly owned subsidiaries ImprimisRx PA, Inc. and ImprimisRx CA, Inc. and Creative Pharmacy Solutions Central, LLC

10.8*	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum

10.9*	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll

10.10*	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek

10.11*	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Clayton Edwards

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: August 10, 2017	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

