Form 10-Q
period 2017-09-30
Imprimis Pharmaceuticals, Inc.
filed 2017-11-14
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 20,535,889 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$3,867	$8,853
Restricted cash and short-term investments	200	200
Accounts receivable, net	2,625	2,921
Inventories	2,374	1,841
Prepaid expenses and other current assets	943	938
Current portion of note receivable	95	-
Total current assets	10,104	14,753
Property, plant and equipment, net	6,419	7,295
Intangible assets, net	2,884	2,972
Investment in Eton Pharmaceuticals	4,272	-
Note receivable, net of current portion	305	-
Goodwill	2,227	2,227
TOTA L ASSETS	$26,211	$27,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,035	$3,538
Accrued payroll and related liabilities	1,290	1,638
Deferred revenue and customer deposits	8	91
Current portion of deferred acquisition obligation and accrued interest	158	207
Current portion of note payable, net of unamortized debt discount	-	3,973
Current portion of capital lease obligations, net of unamortized discount	562	458
Total current liabilities	6,053	9,905
Capital lease obligations, net of current portion and unamortized discount	883	1,318
Deferred acquisition obligation, net of current portion	-	52
Accrued expenses, net of current portion	800	667
Deferred tax liability	852	936
Note payable and paid-in-kind interest, net of unamortized debt discount and current portion	13,877	7,937
TOTAL LIABILITIES	22,465	20,815
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 20,165,561 and 18,627,915 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	20	19
Additional paid-in capital	89,791	83,264
Accumulated deficit	(86,065)	(76,851)
TOTAL STOCKHOLDERS’ EQUITY	3,746	6,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,211	$27,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Revenues:
Sales, net	$6,473	$4,858	$19,411	$14,141
License revenues	10	3	26	8
Total revenues	6,483	4,861	19,437	14,149
Cost of sales	(3,403)	(2,339)	(10,048)	(6,760)
Gross profit	3,080	2,522	9,389	7,389
Operating expenses:
Selling and marketing	1,288	1,797	5,727	5,967
General and administrative	4,493	5,018	13,350	13,355
Research and development	63	16	324	138
Impairment of long-lived assets	-	303	-	303
Total operating expenses	5,844	7,134	19,401	19,763
Loss from operations	(2,764)	(4,612)	(10,012)	(12,374)
Other income (expense):
Interest expense, net	(793)	(732)	(2,348)	(1,992)
Debt extinguishment loss	(884)	-	(884)	-
Change in fair value of derivative liabilities	-	-	-	(113)
Investment loss from Eton Pharmaceuticals	(1,237)	-	(1,453)	-
Gain on deconsolidation of Eton Pharmaceuticals	-	-	5,725	-
Loss on sale and disposal of assets	(42)	-	(326)	-
Other income, net	-	1,494	-	1,494
Total other income (expense), net	(2,956)	762	714	(611)
Loss before income taxes	(5,720)	(3,850)	(9,298)	(12,985)
Income tax benefit, net	28	-	84	-
Net loss	$(5,692)	$(3,850)	$(9,214)	$(12,985)
Basic and diluted net loss per share of common stock	$(0.28)	$(0.29)	$(0.47)	$(1.05)
Weighted average number of shares of common stock outstanding, basic and diluted	20,273,347	13,471,004	19,806,759	12,404,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,2017	For the Nine Months Ended September 30,2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,214)	$(12,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,041	699
Amortization of intangible assets	272	262
Non-cash gain on contingent acquisition obligation	-	(83)
Deferred income taxes	(84)	-
Amortization of debt issuance costs and discount	812	829
Debt extinguishment loss	884	-
Paid-in-kind interest added to principal of note payable	-	153
Gain on deconsolidation of Eton Pharmaceuticals	(5,725)	-
Investment loss from Eton Pharmaceuticals	1,453	-
Loss on sale and disposal of assets	326	-
Change in fair value of derivative liabilities	-	113
Impairment of long-lived assets	-	303
Stock-based compensation	2,265	2,989
Issuance of warrant related to litigation settlement	-	115
Changes in assets and liabilities:
Accounts receivable	296	(2,162)
Inventories	(946)	(490)
Prepaid expenses and other current assets	45	(450)
Accounts payable and accrued expenses	497	1,648
Accrued payroll and related liabilities	(348)	93
Deferred revenue and customer deposits	(83)	(11)
NET CASH USED IN OPERATING ACTIVITIES	(8,509)	(8,977)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale and disposal of assets	110	-
Payments on Pharmacy Creations contingent acquisition obligation	-	(100)
Investment in restricted marketable securities	-	(300)
Investment in patent and trademark assets	(184)	(185)
Purchase of Klarity license	(50)	-
Purchases of property, plant and equipment	(588)	(6,540)
NET CASH USED IN INVESTING ACTIVITIES	(712)	(7,125)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(464)	(119)
Net proceeds from public equity offering	2,940	11,088
Payments on Park deferred acquisition obligation	(101)	(145)
Proceeds from SWK debt, net of costs	15,518	-
Principal payments, exit fee and other costs of LSAF debt	(13,999)	-
Proceeds from convertible note payable, net of issuance costs	-	2,772
Proceeds from Essex leaseback, net of issuance costs	-	1,933
Net proceeds from ATM sales of common stock	162	195
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	179	55
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,235	15,779
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,986)	(323)
CASH AND CASH EQUIVALENTS, beginning of period	8,853	2,685
CASH AND CASH EQUIVALENTS, end of period	$3,867	$2,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9	$9
Cash paid for interest	$1,045	$984
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$-	$2,322
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$2,646
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$-	$675
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$464
Issuance of common stock and to settle contingent acquisition obligation related to the purchase of PC	$-	$302
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$-	$23
Final fee on note payable recorded as debt discount and included in accrued expenses	$800	$-
Estimated relative fair value of warrants issued in connection with note payable	$982	$-
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$-	$122
Note receivable in connection with sale of assets	$410	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is an ophthalmology-focused pharmaceutical company that produces and dispenses high quality innovative compounded medications in all 50 states. Imprimis is dedicated to patient access and affordability to many critical medicines. Headquartered in San Diego, California, Imprimis produces and dispenses its compounded ophthalmology formulations from its New Jersey facilities. Imprimis is the largest shareholder of Eton Pharmaceuticals, Inc., a company it spun out in 2017, owns Surface Pharmaceuticals, Inc. which is focused on development and commercialization of innovative therapeutics for ocular surface diseases utilizing the U.S. Food and Drug Administration’s 505(b)(2) regulatory pathway and Park Compounding, a wholly owned, compounding pharmacy.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2017 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $9,214 and $12,985 for the nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of $86,065 and $76,851 as of September 30, 2017 and December 31, 2016, respectively. In addition, the Company used cash in operating activities of $8,509 and $8,977 for the nine months ended September 30, 2017 and 2016, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of approximately $4,067 at September 30, 2017, along with proceeds from the Sales Agreement (see and defined in Note 12) will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may seek to increase liquidity and capital resources by one or more of the following which may include, but are not limited to: the sale of assets and/or businesses, obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through sales. There is no guarantee that the Company will be able to obtain capital when needed on terms it deems as acceptable, or at all.

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

The Company owns 3,500,000 common shares (approximately 27% equity interest as of September 30, 2017) of Eton and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognizes earnings and losses of Eton in its financial statements and adjusts the carrying amount of its investment in Eton accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by the Company. Any intra-entity profits and losses are eliminated. During the three and nine months ended September 30, 2017, the Company recorded equity in net loss of Eton of $1,237 and $1,453, respectively. As of September 30, 2017, the carrying value of the Company’s investment in Eton was $4,272.

Basic and Diluted Net Loss per Common Share

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 9,983,548 and 4,424,397 at September 30, 2017 and 2016, respectively, and are excluded from the calculation of diluted loss per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2017 and 2016 was 121,344 and 281,283, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2017 and 2016:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Numerator – net loss	$(5,692)	$(3,850)	$(9,214)	$(12,985)
Denominator – weighted average number of shares outstanding, basic and diluted	20,273,347	13,471,004	19,806,759	12,404,328
Net loss per share, basic and diluted	$(0.28)	$(0.29)	$(0.47)	$(1.05)

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the right of use asset and lease liability arising from lease contracts, including existing and new arrangements, with terms more than 12 months to be recognized as assets and liabilities on the balance sheet. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated financial condition due to the recognition of the right of use asset and lease liability. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. An entity should account for effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017, which for the Company means January 1, 2018. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-09 to have a material effect on the Company’s financial position, results of operations and cash flows.

NOTE 3. INVESTMENT IN ETON PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In May 2017, the Company entered into two asset purchase and license agreements (the “Eton License Agreements”) with its previously wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, the Company assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license formulations of synthetic corticotropin and injectable pentoxifylline (collectively, the “Eton Products”). Eton is required to make royalty payments to the Company of three percent (3%) to six percent (6%) of net sales of the Eton Products while any patent rights remain outstanding and for a period up to 15 years following the first commercial sale, whichever is longer. In addition, Eton is required to make certain milestone payments to the Company including payments of $50,000 upon initial patent issuances for each Eton Product. The Eton License Agreements were conditioned upon Eton receiving net proceeds of the sale of its equity securities of not less than $10,000, which occurred in June 2017. See also Note 2, under the subheading Investment in Eton Pharmaceuticals, Inc.

On May 1, 2017, the Company and Eton entered into a Management Services Agreement (the “MSA”), whereby the Company provided to Eton certain administrative services and support, including bookkeeping, web services and human resources related activities, and Eton will pay the Company a monthly amount of $10. A 30-day notice of termination was delivered to the Company on August 29, 2017.

As of September 30, 2017, the Company was due $10 from Eton for amounts due under the MSA and included in other current assets on the accompanying condensed consolidated balance sheets.

The Company owns approximately 27% of the voting interests in Eton. The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) have entered into consulting agreements with Eton.

The unaudited condensed results of operations information of Eton is summarized below (in thousands):

From the period beginning
April 27, 2017 (inception)
to September 30, 2017
Revenues, net	$-
Loss from operations	5,382
Net loss	$(5,382)

The unaudited condensed balance sheet information of Eton is summarized below (in thousands):

At September 30, 2017
Current assets	$14,501
Total assets	14,501

Current liabilities	297
Stockholders’ equity	14,204
Total liabilities and stockholders’ equity	$14,501

NOTE 4. RESTRICTED CASH

The restricted cash at September 30, 2017 and December 31, 2016 consisted of funds held in a money market account. At September 30, 2017 and December 31, 2016, the restricted cash was recorded at amortized cost, which approximates fair value.

At September 30, 2017 and December 31, 2016, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
	2017	2016
Raw materials	$805	$669
Finished goods	1,569	1,172
Total inventories	$2,374	$1,841

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2017	2016
Prepaid insurance	$207	$315
Other prepaid expenses	553	517
Deposits and other current assets	183	106
Total prepaid expenses and other current assets	$943	$938

NOTE 7. ASSET SALES AND NOTE RECEIVABLE

On June 27, 2017, the Company entered into an Asset Purchase Agreement (the “PA Agreement”) with Creative Pharmacy Solutions Central, LLC (the “Buyers”), which closed in July 2017. Under the terms of the PA Agreement, the Company sold substantially all its assets associated with its sinus related business, including but not limited to, certain intellectual property rights, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of the Company’s lease obligation for its Pennsylvania based pharmacy (the “PA Assets”), for a total purchase price of approximately $450.

Under the terms of the PA Agreement, the Buyers, upon closing, paid to the Company an aggregate cash amount of $40. In addition, the Buyers are obligated to pay the remaining $410 in the form of a note that will bear interest at 6% per annum (the “Sellers Note”). The Buyers will make forty-eight monthly cash payments to the Company of $10 following the closing, totaling $462; provided however, that the Buyer will have the option to make a one-time payment of $365 any time prior to December 31, 2017, and the Company will waive any remaining amounts due on the Sellers Note. The principal amount of the Sellers Note may also be reduced by $125, if after a period of 60 days following the closing, certain revenues associated with the PA Assets are less than 60% of the revenues associated with the PA Assets during the 60 days prior to the close of the transaction. There was $400 due under the Sellers Note as of September 30, 2017.

At September 30, 2017, future minimum payments to the Company under its note receivable were as follows:

Amount
Remainder of 2017	$24
2018	116
2019	116
2020	116
2021	77
Total minimum payments	448
Less: amount representing interest income	48
Present value of future minimum note receivable	400
Less: current portion	95
Note receivable net of current portion	$305

The Company recorded a loss of $69 during the nine months ended September 30, 2017, related to the sale of the PA Assets.

In June 2017, in a separate transaction, the Company entered into an agreement to sell certain equipment to a third party for amount of $60 and closed the transaction in July 2017. The Company recorded a loss related to equipment of $52 during the nine months ended September 30, 2017.

Assets sold during the nine months ended September 30, 2017 consisted of the following:

September 30,
2017
Inventories	$413
Furniture and equipment	218
631
Loss on asset sale	(121)
Assets sold	$510

In February 2017, the Company entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, the Company sold to Livernois 100% of the issued and outstanding shares of common stock of its Texas based subsidiary, ImprimisRx TX, Inc. dba ImprimisRx (“Imprimis TX”). The SPA did not transfer to Livernois any of the Company’s rights to intellectual property, products, clients, nor any of its existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the Company $10 and the Company assigned, and Livernois assumed, the remaining lease obligation totaling $113 for the Texas based facility. The Company recorded a loss of $173 from the sale of Imprimis TX for the nine months ended September 30, 2017, which is included in the accompanying condensed consolidated statements of operations.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2017 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$325	$(16)	$-	$309
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	246	-	-	246
Customer relationships	3-15 years	2,998	(748)	(15)	2,235
Trade name	5 years	16	(9)	(1)	7
Non-competition clause	3-4 years	294	(250)	(20)	23
State pharmacy licenses	25 years	45	(3)	(28)	14
		$3,975	$(1,025)	$(64)	$2,884

Amortization expense for intangible assets for the three and nine months ended September 30 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Patents	$3	4	$10	$5
Licenses	-	-	-	-
Customer relationships	65	$60	194	191
Trade name	-	-	2	2
Non-competition clause	21	16	65	62
State pharmacy licenses	-	-	1	2
	$89	$80	$272	$262

Estimated future amortization expense for the Company’s intangible assets at September 30, 2017 is as follows:

Remainder of 2017	$90
2018	227
2019	223
2020	220
2021	220
Thereafter	1,904
$2,884

There have been no changes in the carrying value of the Company’s goodwill during the nine months ended September 30, 2017.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$3,385	$2,999
Deferred rent	399	412
Accrued interest (see Note 10)	251	116
Accrued exit fee for notes payable (see Note 10)	800	667
Building lease liability	-	11
Total accounts payable and accrued expenses	4,835	4,205
Less: Current portion	(4,035)	(3,538)
Non-current total accrued expenses	$800	$667

NOTE 10. DEBT

The Company and Life Sciences Alternative Funding, LLC (“LSAF”) originally entered into a loan and security agreement (the “LSAF Loan”) on May 11, 2015, which was most recently amended on December 27, 2016. In July 2017, the Company entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (“SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five-year term, however, such term may be reduced to four years if certain revenue requirements are not achieved. Concurrently with the funding, the Company utilized a portion of the SWK Loan funds as full payment to an affiliate of LSAF to terminate all amounts due to LSAF in connection with the LSAF Loan. In total, including previously made principal payments, the Company made payments of $13,999 to pay-off the LSAF Loan, which also included the previously accrued exit fee, interest paid in kind and other expenses related to the payoff. The Company also recorded a loss on early extinguishment of debt during the three and nine months ended September 30, 2017 of $884 related to the pay-off.

The SWK Loan bears interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permits the Company to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period may be reduced to four payments if the Company does not meet certain minimum revenue requirements. Following the interest-only period, the Company will be required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due and payable on July 19, 2022, or if certain revenue requirements are not met, July 19, 2021. The Company may elect to prepay all, but not less than all, of the amounts owed under the SWK Loan Agreement prior to the maturity date at any time after July 19, 2019. If certain revenue requirements are not met, the Company may be allowed to prepay the loan from July 19, 2018 to July 19, 2019, provided that a prepayment fee equal to 6% of the principal amount of the loan will also be due. The Company is also obligated under the SWK Loan Agreement to pay for certain expenses incurred by the SWK Lender through and after the date of the SWK Loan Agreement, including certain fees and expenses relating to the preparation and administration of the SWK Loan Agreement. The Company incurred expenses and final fee of approximately $1,282 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the interest method and the related liability of $800 for the final fee is included in accrued expenses (see Note 9) in the accompanying condensed consolidated balance sheet.

In connection with the SWK Loan Agreement, the Company issued to SWK warrants to purchase up to 415,586 shares of the Company’s common stock (the “Lender Warrants”) with an exercise price of $3.08. In August 2017, the Company and SWK amended the warrants, to allow for the purchase up to 615,386 warrants with an exercise price of $2.08. The Lender Warrants are exercisable immediately, and have a term of 7 years. The Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the Lender Warrants were approximately $1,046 and was estimated using the Black-Scholes-Merton model with the following assumptions:

2017
Weighted-average fair value of warrants granted	$1.70
Expected terms (in years)	7.00
Expected volatility	113.5%
Risk-free interest rate	1.77%
Dividend yield	-

The relative fair value of the Lender Warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the interest method. During the three and nine months ended September 30, 2017, debt discount amortization related to notes payable were $141 and $680, respectively, and $265 and $791 during the three and nine months ended September 30, 2016, respectively.

At September 30, 2017, future minimum payments under the Company’s notes payable were as follows:

Amount
Remainder of 2017	$741
2018	1,947
2019	3,657
2020	3,440
2021	3,214
2022	11,201
Total minimum payments	24,199
Less: amount representing interest	(7,949)
Notes payable, gross (including accrued interest of $251)	16,251
Less: unamortized discount	(2,123)
Note payable (including accrued interest of $251), net of unamortized debt discount	$14,128

NOTE 11. CAPITAL LEASE OBLIGATION

At September 30, 2017, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2017	$193
2018	773
2019	751
Total minimum lease payments	1,718
Less: amount representing interest payments	(128)
Present value of future minimum lease payment	1,590
Less: unamortized discount	(145)
1,445
Less: current portion, net of unamortized discount	(562)
Capital lease obligation net of current portion and unamortized discount	$883

For the three and nine months ended September 30, 2017, debt discount amortization related to the capital lease obligation was $40 and $133, respectively.

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

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 96,946 shares of common stock and received net proceeds of $162, after deducting $5 for sales commission and offering expenses, under the Sales Agreement during the nine months ended September 30, 2017, leaving an aggregate of $9,031 available for future sales of shares thereunder as of September 30, 2017.

During the nine months ended September 30, 2017, 41,099 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options still outstanding previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”)). As of September 30, 2017, the 2017 Plan provide for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2017 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2017	2,013,313	$6.20
Options granted	533,500	$1.92
Options exercised	-	$-
Options cancelled/forfeit	(283,740)	$4.25
Options outstanding - September 30, 2017	2,263,073	$5.51	6.37	$-
Options exercisable	911,005	$5.90	6.46	$-
Options vested and expected to vest	2,123,576	$5.53	6.34	$-

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2017, based on the closing price of the Company’s common stock of $1.61 on that date.

During the nine months ended September 30, 2017, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2017 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2017
Weighted-average fair value of options granted	$2.67
Expected terms (in years)	5.81 - 6.11
Expected volatility	117%
Risk-free interest rate	1.90 - 1.92%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.70 - $2.60	583,000	8.40	$2.18	169,998	$2.36
$3.20 - $4.50	542,625	8.20	$3.97	247,501	$4.00
$5.49 - $6.36	107,286	5.88	$5.96	103,218	$5.97
$6.64 - $8.99	1,025,132	4.31	$7.98	385,258	$8.19
$42.80	5,030	2.87	$42.80	5,030	$42.80
$1.70 - $42.80	2,263,073	6.37	$5.51	911,005	$5.90

As of September 30, 2017, there was approximately $3,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. The stock-based compensation expense for all stock options was $347 and $1,296 during the three and nine months ended September 30, 2017, respectively.

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

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2017	1,292,876	$2.43
RSUs granted	62,892	$3.18
RSUs vested	(41,099)	$3.94
RSUs cancelled/forfeit	-	$-
RSUs unvested at September 30, 2017	1,314,669	$2.43

As of September 30, 2017, the total unrecognized compensation expense related to unvested RSUs was approximately $1,295, which is expected to be recognized over a weighted-average period of 1.1 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2017 was $302 and $909, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2017	5,748,829	$1.91
Granted	615,386	$2.08
Exercised	(100,000)	$1.79
Expired	-	$-
Warrants outstanding and exercisable - September 30, 2017	6,264,215	$1.91
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2017	2.78

A list of the warrants outstanding as of September 30, 2017 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	210,313	12/27/2019
PIPE Investor Warrants	12/27/2016	5,157,828	$1.79	5,157,828	12/27/2019
Lender warrants (see Note 10)	7/19/2017	615,386	$2.08	615,386	7/19/2024
		6,264,215	$1.91	6,264,215

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Employees - selling and marketing	$117	$102	$393	$348
Employees - general and administrative	481	600	1,657	2,465
Directors - general and administrative	50	62	155	176
Consultants - selling and marketing	-	-	60	-
Other - general and administrative	-	115	-	115
Total	$648	$879	$2,265	$3,104

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal

Allergan v. Imprimis

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming the Company’s violations under the federal Lanham Act and other state laws. In October 2017, the Company filed a motion to dismiss or in the alternative, stay litigation related to all of the Allergan claims. A decision regarding our motion to dismiss has not yet been determined. The Company has previously and continues to dispute all claims against it and intends to vigorously defend these allegations.

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

Asset Purchase, License and Commission Agreements

The Company has acquired intellectual property rights related to certain proprietary innovations from certain inventors (the “Inventors”) through multiple asset purchase, license and commission agreements. In consideration for the acquisition of the intellectual property rights, the Company is obligated to make certain milestone payments related to patent and regulatory filings to the Inventors and also make payments, in one instance a minimum annual amount, based on certain percentages of revenues and net sales amounts, as defined within the respective agreements. During the three and nine months ended September 30, 2017, the Company recognized $92 and $361, respectively, and $91 and $452, during the three and nine months ended September 20, 2016, respectively, in expense amounts related to these agreements. Such amounts are included in cost of sales and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $0 and $50 during the three and nine months ended September 30, 2017, respectively. Dr. Lindstrom is a member of the Company’s Board of Directors, chairman of its Compensation Committee and a member of its Nomination and Corporate Governance Committee.

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

Under the terms of the Plens Agreement, the Company is required to make commission payments to Precision Lens equal to 10% of each calendar year’s annual net sales for Products above and beyond the Company’s initial $1,500 in annual net sales for Products for each calendar year. In addition, the Company is required to make periodic milestone payments to Precision Lens in shares of the Company’s restricted common stock including: (i) 10,000 shares if net sales for Products reach $5,000 prior to December 31, 2017; (ii) 15,000 shares if net sales for Products reach $5,000; (iii) 15,000 shares if net sales for Products reach $10,000; (iv) 15,000 shares if net sales for Products reach $15,000; and (v) 15,000 shares if net sales for Products reach $20,000. No payments have been made in relation to this agreement as of September 30, 2017.

Sales and Marketing Agreement – SightLife

In April 2017, the Company entered into a Strategic Sales & Marketing Agreement (the “SightLife Agreement”) with SightLife Surgical, Inc. (“SightLife”). Pursuant to the terms of the SightLife Agreement, SightLife will provide exclusive United States sales and marketing representation services to the Company in connection with certain dry eye disease formulations (“DED Products”).

Under the terms of the SightLife Agreement, the Company is required to make commission payments to SightLife equal to 10% of each calendar year’s annual net sales for DED Products. In addition, the Company is required to make periodic milestone payments to SightLife in shares of the Company’s restricted common stock including: (i) 5,000 shares if net sales for DED Products reach $2,000 prior to December 31, 2017; (ii) 7,500 shares if net sales for DED Products reach $2,500; (iii) 7,500 shares if net sales for DED Products reach $5,000; (iv) 7,500 shares if net sales for DED Products reach $7,500; and (v) 7,500 shares if net sales for DED Products reach $10,000. No payments have been made in relation to this agreement as of September 30, 2017.

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2017 and 2016 are attributed to the U.S. All long-lived assets at September 30, 2017 and December 31, 2016 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and nine months ended September 30, 2017 and 2016.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 72% and 70% during the three and nine months ended September 30, 2017, respectively, and 76% and 72% during the three and nine months ended September 30, 2016, respectively, of active pharmaceutical ingredient purchases.

NOTE 15. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2017 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

In October 2017, the Company sold 373,528 shares of common stock under the Sales Agreement and received net proceeds of $814, after deducting offering related expenses and commissions.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., Imprimis Rx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Surface Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.”

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

Overview

We are an ophthalmology-focused pharmaceutical company that produces and dispenses high quality innovative compounded medications in all 50 states. Imprimis is dedicated to patient access and affordability to many critical medicines. Headquartered in San Diego, California, Imprimis produces and dispenses its compounded ophthalmology formulations from its New Jersey facilities. Imprimis is the largest shareholder of Eton Pharmaceuticals, Inc., a company it spun out in 2017, owns Surface Pharmaceuticals, Inc. which is focused on development and commercialization of innovative therapeutics for ocular surface diseases utilizing the U.S. Food and Drug Administration’s 505(b)(2) regulatory pathway and Park Compounding, a wholly owned, compounding pharmacy.

Our ophthalmology offerings address three of the largest markets in the category, cataract surgery, glaucoma and dry eye disease. Our objective is to serve with ophthalmic professionals to enable them to better address their patients’ pharmaceutical needs. The cornerstone of our ophthalmology program consists of our proprietary Dropless Therapy® injectable and LessDrops® topical formulations that compete in the multi-billion dollar U.S. eye drop market. These formulations have been uniquely designed to address patient compliance issues and provide other compelling medical and economic benefits. We also offer a conscious sedation medication, the IV Free MKO Melt®, a proprietary alternative to intravenous sedation. The MKO Melt is administered sublingually to sedate patients undergoing ocular and other surgeries. During 2017, we launched programs with innovative medications used for glaucoma and chronic dry eye disease (DED). Our Simple DropsTM campaign includes a series of preservative-free eye drops and combination eye drops for glaucoma patients. Within our DED platform, we have a portfolio of formulations that we began to roll out in the second half of 2017, including a patent-pending nutraceutical-antibiotic oral capsule formulation and our Total TearsTM compounded eye drop offerings of which Klarity DropsTM (“Klarity”) which includes customizable cyclosporine based formulations, will be the cornerstone of. We also provide other compounded medications used in several therapeutic areas as primary and adjunctive therapies for: oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $86,065 at September 30, 2017. Beginning on April 1, 2014, when we acquired our first ImprimisRx compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Operations

We currently produce and dispense our medications directly to customers through our ImprimisRx facilities located in Ledgewood, New Jersey, and Park Compounding located in Irvine, California. Our New Jersey facility is comprised of two separate facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food, Drug & Cosmetic Act (FDCA). The other New Jersey facility (“NJRX”), and our California facility, are licensed pharmacies operating under Sections 503A of the FDCA. All products that we produce and sell are made in the United States of America.

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

Our Dropless Therapy medications are single, injectable intraocular doses that are administered during cataract surgery. Ophthalmologists have reported that Dropless Therapy has substantially reduced or eliminated the need for patient-administered eye drops following ocular surgery, thereby largely eliminating patient non-compliance and dosing errors associated with post-operative self-administered eye drop care regimens. Since launching Dropless Therapy in April 2014, multiple investigator initiated studies have been completed and their positive findings published in trade and peer-reviewed publications. A published study comparing Dropless Cataract Surgery to post-surgical topical drops found that 92 percent of the patients preferred Dropless Therapy over eye drops, and regarding post-operative visual outcome, 88 percent of patients preferred Dropless over topical drops. In a large peer-reviewed retrospective study of 1,541 patients receiving Dropless Therapy during cataract surgery, researchers reported that nearly 92 percent of the cases required no supplemental medication following surgery. A 2015 economic study with Cataract Surgeons for Improved Eyecare and conducted by Andrew Chang & Co, LLC, demonstrated that, assuming a cost of $100 per dose (dollar amount not expressed in thousands), Dropless Therapy could provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period (dollar amounts not expressed in thousands). In July 2017, we announced that our Dropless formulations had surpassed 500,000 units sold.

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

We believe we are capturing an estimated 10 percent of the U.S. post-surgery infection/inflammation eye drop market. Over 1,700 ophthalmologist customers have adopted Dropless and LessDrops medications and we have serviced over 600,000 cataract and refractive surgeries since April 2014. A growing number of high-volume cataract surgery practices, hospitals and ambulatory surgery centers throughout the U.S. have become customers.

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

Dry Eye Disease Program

In April 2017, we acquired exclusive worldwide rights to Klarity, an innovative and patented ophthalmic topical solution and gel technology for patients with dry eye disease (DED). Klarity is designed to protect and rehabilitate the ocular surface following ophthalmic surgery, contact lens wear, or in patients with moderate to severe DED. The Klarity formulations are preservative-free and can be formulated to any viscosity, ranging from a topical drop or gel to a dispersive viscosurgical device. We launched our first Klarity based formulations which include the active ingredient of cyclocsporine in October 2017, and intend to launch other Klarity based formulations later this year and in 2018. We expect the Klarity formulations will be the cornerstone of our new DED program.

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

Other Businesses, Assets and Development Programs

Eton Pharmaceuticals, Inc.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our previously wholly owned subsidiary, Eton Pharmaceuticals, Inc. (“Eton”). Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations of synthetic corticotropin and injectable pentoxifylline (collectively, the “Eton Products”). Eton intends to seek FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the Federal Food, Drug, and Cosmetic Act of 1938 (the “FDCA”), as amended, and in corresponding regulatory paths in other foreign jurisdictions. If approved, Eton is required to make royalty payments to us in the amount of three percent (3%) to six percent (6%) of net sales of the Eton Products. In addition, Eton is required to make certain milestone payments to us including payments of $50 upon initial patent issuances for each Eton Product. Eton also has acquired two additional sterile injectable drug candidates that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize through the 505(b)(2) pathway.

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

Mark L. Baum, our CEO is a member of the Eton board of directors, and Andrew R. Boll, our CFO, was a member of the Eton board of directors until his resignation from the Eton board in July 2017. Mr. Boll and Mr. Baum, along with other Imprimis employees have entered into consulting agreements with Eton.

Surface Pharmaceuticals, Inc.

We own patented and patent-pending topical and oral formulations that have been used to treat symptoms associated with DED and meibomian gland dysfunction (MGD), and we believe these formulations may be candidates to be developed under the 505(b)(2) new drug application FDA approval pathway. Similar to the transactions completed with Eton, we are currently pursuing an opportunity to separately finance and develop these formulations through a subsidiary, called Surface Pharmaceuticals, Inc. (“Surface”). We have established Surface, are transferring the assets to it, empaneled a board of directors and have agreed to terms with a senior leader to become the chief executive officer to lead the company.

Surface is focused on development and commercialization of innovative therapeutics for ocular surface diseases utilizing the U.S. Food and Drug Administration’s 505(b)(2) regulatory pathway. Its current drug pipeline consists of three proprietary product candidates. Its patent-pending preservative-free topical eye drop product candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity DropsTM that was invented by Surface’s chairman of the board (and director of Imprimis) and renowned ophthalmologist Richard L. Lindstrom, MD. SURF-300 is a patent-pending oral capsule that targets patients also suffering from DED signs and symptoms.

The arrangements to establish Surface will be contingent a successful initial round of equity financing. If we are successful in financing Surface, Imprimis would retain an equity position in Surface and a royalty on commercial sales of certain Surface products.

Park Compounding

In November 2017, we changed the name of our Irvine, California based compounding pharmacy to Park Compounding, Inc. (“Park”). Park is primarily focused in the integrative medicine business which includes personalized medications used in several integrative areas including oncology, autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. The portfolio includes ascorbic acid (non-corn source), lyophilized artesunate and other medications used for various integrative therapies.

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

Compounding Facilities

One of our key strategies is the use of compounding pharmacies to formulate our proprietary compounded drug formulations and distribute them directly to physicians and patients. Generally, compounding pharmacies combine different APIs, all of which are FDA-approved, to create specialized preparations prescribed by a physician to treat an individually identified patient. Physicians prescribe our products because a standard medication approved by the FDA is not appropriate for a patient’s needs. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A compounding pharmacy is only permitted to compound or prepare a patient-specific formulation upon receipt of a physician prescription for an individual patient. Our compounding pharmacies make, dispense and sell our proprietary and non-proprietary compounded formulations and are collectively licensed to distribute to 50 states.

In October 2016, we registered NJOF with the FDA as a Section 503B outsourcing facility. An outsourcing facility is an entity permitted to compound large quantities of certain drug formulations without a prescription and distribute them out of state without limitation. An outsourcing facility is required to comply with certain additional requirements that do not apply to compounding pharmacies, including adherence to current good manufacturing practices (cGMP). We estimate that our capital expenditures to build and equip the New Jersey facility were approximately $5,770. We have also finalized improvements to our Park Compounding pharmacy. We have invested approximately $530 and completed the improvement efforts at our California pharmacy in January 2017.

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

Compounding Strategy

We currently make, dispense and sell our commercially available proprietary compounded formulations and certain other non-proprietary products through our compounding pharmacies pursuant to a prescription for an individually identified patient. All of our formulations may be customizable depending on the needs of the individual patient. Additionally, in November 2016, we registered part of our New Jersey facility as an outsourcing facility. Formulations dispensed from NJOF don’t require a patient specific prescription.

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

SightLife Surgical Marketing Agreement

On April 28, 2017, we entered into a Strategic Sales & Marketing Agreement (the “SightLife Agreement”) with SightLife Surgical, Inc. (“SightLife”). Pursuant to the terms of the SightLife Agreement, SightLife will provide exclusive U.S. sales and marketing representation services to us in connection with certain dry eye disease formulations (“DED Products”).

Under the terms of the SightLife Agreement, we are required to make commission payments to SightLife equal to ten percent (10%) of each calendar year’s annual net sales for DED Products. In addition, we are required to make periodic milestone payments to SightLife in shares of the our restricted common stock including: (i) 5,000 shares if net sales for DED Products reach $2,000 prior to December 31, 2017; (ii) 7,500 shares if net sales for DED Products reach $2,500; (iii) 7,500 shares if net sales for DED Products reach $5,000; (iv) 7,500 shares if net sales for DED Products reach $7,500; and (v) 7,500 shares if net sales for DED Products reach $10,000.

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

Sinus Assets Sale

In July 2017, we completed the disposition of substantially all its assets associated with our sinus related business, including but not limited to, certain intellectual property rights, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of our lease obligation for our Pennsylvania based pharmacy (the “PA Assets”) pursuant to an Asset Purchase Agreement (the “PA Purchase Agreement), dated June 27, 2017, by and among us and our wholly owned subsidiaries ImprimisRx PA, Inc. and ImprimisRx CA, Inc.(now known as Park Compounding, Inc.) (collectively the “Sellers”) and Creative Pharmacy Solutions Central, LLC (the “Buyer”), for a total sales price of approximately $450. In connection with the closing of the PA Purchase Agreement (the “PA Closing”), the Buyer paid to us an aggregate initial cash payment of $40. In addition, the Buyer is obligated to pay the remaining $410 in the form of a note that will bear interest at 6% per annum (the “Sellers Note”). The Buyer will make forty-eight (48) monthly cash payments to the Company of $10 each over the four years following the PA Closing, totaling $462; provided however, that the Buyer will have the option to make a one-time payment of $365 any time prior to December 31, 2017, and we will waive any remaining amounts due of the Seller Note. The principal amount of the Sellers Note may also be reduced by $125, if after a period of 60 days following the closing, certain revenues associated with the PA Assets are less than 60% of the revenues associated with the PA Assets 60 days prior to the close of the transaction.

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

Our obligations under the Loan Agreement are guaranteed on a secured basis by our wholly owned subsidiaries, ImprimisRx NJ, LLC, Imprimis NJOF, LLC and Park Compounding, Inc. Each of the Company and its subsidiaries has granted the SWK Lender a security interest in substantially all of its personal property, rights and assets, including intellectual property rights and equity ownership, to secure the payment of all amounts owed under the SWK Loan Agreement.

In connection with the SWK Loan Agreement, we issued to the SWK Lender warrants to purchase up to 615,386 shares of the Company’s common stock (the “Lender Warrants”). The Lender Warrants are exercisable immediately, have an exercise price of $2.08 per share and maintain a term of 7 years. The Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

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

Comparison of the three and nine months ended September 30, 2017 and 2016

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Sales, net	$6,473	$4,858	$1,615	$19,411	$14,141	$5,270
License revenues	10	3	7	26	8	18
Total revenues	$6,483	$4,861	$1,622	$19,437	$14,149	$5,288

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations, including our LessDrops formulations. Our gross ophthalmology related sales were approximately $4,897 and $13,315 for the three and nine months ended September 30, 2017, compared to $3,032 and $7,437 during the same period last year. Net revenues generated from NJOF (which include certain ophthalmology related sales) totaled $2,610 and $5,494 during the three and nine months ended September 30, 2017.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Cost of sales	$3,403	$2,339	$1,064	$10,048	$6,760	$3,288

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. We also incurred some inefficiencies in our overall production processes during the three and nine months ended September 30, 2017 as we shifted certain production efforts and requirements to new processes and systems, including cGMP requirements at NJOF which effected our overall gross margin percent. We estimate gross margins at NJOF were greater than 60% during the three months ended September 30, 2017.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Selling and marketing	$1,288	$1,797	$(509)	$5,727	$5,967	$(240)

The decrease in selling and marketing expenses during the three and nine months ended September 30, 2017 compared to the same period last year, was primarily attributable to a more concentrated and focused sales effort during 2017. We have decreased our salaried sales force headcount, began utilizing contracted sales forces, and implemented efficiencies with regards to our offerings and presence at trade conferences and other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
General and administrative	$4,493	$5,018	$(525)	$13,350	$13,355	$(5)

The decrease in general and administrative expenses between periods was largely attributable to the cost reduction strategies we began to implement during the third quarter of 2016 and throughout 2017. Those reduction strategies included reductions in force, implementation of information technology related efficiencies and streamlined certain operational activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	For the Three months ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Research and development	$63	$16	$47	$324	$138	$186

The increase in research and development expenses between periods was primarily attributable to several formulation development studies we conducted on our core formulations during the nine months ended September 30, 2017.

Interest Income

Interest income was $2 and $7 for the three and nine months ended September 30, 2017, respectively, compared to $1 and $9 for the same periods in the prior year.

Interest Expense

Interest expense was $795 and $2,355 for the three and nine months ended September 30, 2017, compared to $733 and $2,001 during the same period last year, respectively. The increase was primarily due to interest expense recognition related to the LSAF Loan, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Loss on Early Extinguishment of Debt

During the three and nine months ended September 30, 2017, we recorded a loss of $884, related to the early extinguishment of the LSAF Loan.

Equity Loss from Eton

During the three and nine months ended September 30, 2017, we recorded a loss of $1,237 and $1,453, respectively, for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Gain on Deconsolidation of Eton

During the nine months ended September 30, 2017, we recorded a gain of $5,725, on the deconsolidation of Eton, see Note 2 and Note 3 in the Notes to the condensed consolidated financial statements for a more detailed explanation of this transaction.

Loss on Sale of Assets

During the three and nine months ended September 30, 2017, we recorded a loss of $42 and $326, respectively, mostly related to assets associated with the sale of Imprimis TX and our sinus business.

Income Tax Benefit

Income tax benefit was $28 and $84 for the three and nine months ended September 30, 2017, respectively, which was related to the net change in our deferred tax liabilities and assets, specifically those related to the Park acquisition and its identifiable intangible assets.

Net Loss

The following table presents our net loss for the three and nine months ended September 30, 2017 and 2016:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Numerator – net loss	$(5,692)	$(3,850)	$(9,214)	$(12,985)
Net loss per share, basic and diluted	$(0.28)	$(0.29)	$(0.47)	$(1.05)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at September 30, 2017 was $4,067, compared to $9,053 at December 31, 2016. Since inception through September 30, 2017 we have incurred aggregate losses to common stockholders of $(86,065). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $3,867 and restricted investments of $200 totaling approximately $4,067 at September 30, 2017, along with net proceeds from the sale of our common stock through the Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three and nine months ended September 30, 2017 and 2016:

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net cash used in operating activities	$(8,509)	$(8,977)
Net cash used in investing activities	(712)	(7,125)
Net cash provided by (used in) financing activities	4,235	15,779
Net change in cash and cash equivalents	(4,986)	(323)
Cash and cash equivalents at beginning of the period	8,853	2,685
Cash and cash equivalents at end of the year	$3,867	$2,362

Operating Activities

Net cash used in operating activities was $(8,509) in 2017, as compared to $(8,977) used in operating activities during the same period in the prior year. The net cash used in operating activities was mainly attributed to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our proprietary formulations, prescription fulfillment activities and other related undertakings.

Investing Activities

Net cash used in investing activities in 2017 and 2016 was $(712) and $(7,125), respectively. Cash used in investing activities in 2017, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey, California and Texas facilities.

Financing Activities

Net cash provided by financing activities in 2017 and 2016 was $4,235 and $15,779, respectively. The cash provided by financing activities during 2017 is primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017 and net proceeds from the SWK Loan (less the concurrent retirement of our then existing term loan). Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note, proceeds received from the underwritten public offering and sale of shares of common stock in March 2016 and proceeds received from the private placement of common stock and warrants in December 2016.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including $2,940 in net proceeds related to a registered direct offering of our common stock in March 2017, proceeds related to $16,000 SWK Loan in July 2017 (less the concurrent retirement of our then existing term loan), the proceeds related the sale of our common stock through the Sales Agreement and from ongoing product and formulation sales. We may also sell some or all of our owenership interestes in Eton or our other subsidiaries. We do not currently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive additional proceeds from future sales of our common stock under the Sales Agreement. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the SWK Loan. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2017, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Allergan v. Imprimis

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against us, primarily claiming violations under the federal Lanham Act and other state laws. In October 2017, we filed a motion to dismiss or in the alternative, stay litigation related to all of the Allergan claims. A decision has not yet been determined regarding our motion to dismiss. We have previously and continue to dispute all claims against us and intend to vigorously defend these allegations.

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

We have incurred losses in every year of our operations, including net losses of $(19,087) and $(15,899) for the years ended December 31, 2016 and 2015, respectively, and net losses of $(5,692) and $(9,214) for the three and nine months ended September 30, 2017 and $(3,850) and $(12,985) for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, our accumulated deficit was $(86,065). We expect to decrease our operating losses during 2017, however, our projections may not be correct and our plans could change and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. Currently, we own and/or license 33 U.S. patents or patent applications and we own eight international patent applications filed under the Patent Cooperation Treaty and 30 foreign patent or patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after November 13, 2017, approximately 13% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

Imprimis Pharmaceuticals, Inc.

Dated: November 14, 2017	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

