Form 10-K
period 2017-12-31
Imprimis Pharmaceuticals, Inc.
filed 2018-03-08
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $59 million, based on the closing price of $3.20 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, affiliates of the registrant for any other purpose.

As of March 7, 2018, there were 20,777,629 shares of the registrant’s common stock outstanding.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our prior acquisitions of ImprimisRx NJ, LLC dba ImprimisRx (“RxNJ” and fka Pharmacy Creations, LLC), Park Compounding, Inc (“Park” and fka South Coast Specialty Compounding, Inc.) and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

PART I

ITEM 1. BUSINESS

Overview

We are an ophthalmology-focused pharmaceutical company specialized in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. We are committed to our company’s mission, of delivering high-quality novel medications to physicians and patients at affordable prices. We currently operate our business through several subsidiaries: ImprimisRx, a leading ophthalmology focused compounding business; Park Compounding, a custom compounding business focused on patient-specific orders; and Surface Pharmaceuticals, Inc. (or Surface), an ocular surface disease-focused 505(b)(2) specialty pharmaceutical subsidiary. We also own a passive interest, with royalty stakes on certain drug candidates, in Eton Pharmaceuticals, Inc. (or Eton), a specialty pharmaceutical business utilizing the 505(b)(2) pathway, which Imprimis spun-out in 2017.

Nearly all of our sales revenue is derived from making, selling and dispensing our prescription drug formulations as cash transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis and a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

By building relationships with physicians to help them better care for their patients, we have become a trusted partner to a growing network of physician inventors who have relied on us to help develop their ideas into new pharmaceutical formulations. We work collaboratively with our physician inventors to identify and evaluate intellectual property related to their potential pharmaceutical drug candidates, assess relevant markets, and seek to validate any clinical experience they may have with the formulation. Our objective is to commercialize the formulation either as a compounded formulation or as an FDA approved product.

We have recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $88,836,000 at December 31, 2017. Beginning on April 1, 2014, when we acquired our first compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Compounding Businesses

Pharmaceutical Compounding

All of our commercial products are compounded by combining different active pharmaceutical ingredients (APIs), all of which are FDA-approved (either as a finished form or as a bulk drug ingredient), to create specialized preparations prescribed by a physician to treat an individually identified patient. Physicians prescribe our products because a standard medication approved by the FDA may not be appropriate for a particular patient’s needs. In many cases, compounded drugs such as ours have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Our Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for that patient, and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

Section 503B of the FDCA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility.” Outsourcing facilities are permitted to compound large quantities of drugs without a prescription and distribute them out of state with certain limitations such as the formulation appearing on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appearing on the FDA’s “clinical need” list. Entities voluntarily registering as outsourcing facilities are subject to additional requirements that do not apply to compounding pharmacies (operating under Section 503A of the FDCA), including adhering to current good manufacturing practices (cGMP) and being subject to regular FDA inspection.

We operate three compounding facilities. Our New Jersey operations comprises two separate entities and facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”), and Park Compounding, Inc. (“Park”), our California based pharmacy, are both licensed pharmacies operating under Sections 503A of the FDCA. All products that we sell, produce and dispense are made in the United States of America.

We believe that, with our current compounding pharmacy facilities and licenses and the successful completion and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the growth in demand we are targeting. We plan to invest in one or more of our pharmacies to further their capacity and efficiencies. Also, we may seek to access greater redundancy and markets through acquisitions, partnerships or other strategic transactions.

ImprimisRx

ImprimisRx is our core ophthalmology focused compounding business. We offer our 1,700+ physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customized for the specific needs of a patient. Our compounded medications include various unique combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient (ImprimisRx products may be dispensed as patient-specific medications from our 503A facilities, or for in-office use made according to cGMPs in our FDA-registered NJOF outsourcing facility).

Ophthalmology Market

The three largest markets in the ophthalmology market in the U.S. are ocular surgery, glaucoma and dry eye disease.

For any ocular procedure, a surgeon may require drugs for sedation, dilation, and inflammation and infection prevention. The cataract surgery market continues to experience significant growth. According to a 2013 Market Scope report, 3.8 million cataract surgeries are performed annually in the U.S. and nearly 22 million cataract surgeries were performed globally, with expected annual market growth of approximately 3%. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and reach more than 50 million by 2050. Transparency Market Research estimates that the ophthalmology drug market will reach an estimated $21.6 billion by 2018. In addition to the 3.8 million cataract surgeries performed annually in the U.S., the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Open-angle glaucoma (the most common type of glaucoma) is a condition of increased intraocular pressure that causes gradual loss of sight. Glaucoma is incurable, and if not managed can lead to blindness. Generally, the first line of treatment consists of a prostaglandin analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. Up to 50 percent of glaucoma patients require more than one drug following a few months of initial treatment, however the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. According to a 2017 Market Scope report, the glaucoma pharmaceuticals market is expected to reach $5.3 billion in 2022.

Dry eye occurs when the eye does not produce enough tears, or when the tears are not of the correct consistency and evaporate too quickly. Inflammation of the surface of the eye may also occur. We believe that dry eye disease, or DED, affects over 30 million people in the United States, and a major epidemiological study, the Beaver Dam Offspring Study, published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, DED was self-reported by 14.5% of the patients. According to a 2017 Market Scope report, the global dry eye treatments market is expected to grow from $3.7 billion in 2017 to $4.9 billion in 2022. Dry eye is among the most common conditions seen by eye care professionals.

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmology based formulations.

505(b)(2) Specialty Pharmaceuticals Business

In 2017, through our subsidiary Surface Pharmaceuticals, Inc. and our former subsidiary (currently a passive non-controlling ownership interest in) Eton Pharmaceuticals Inc. we began and continue to, pursue FDA approval to market and sell one or more of our formulations through the FDA’s new drug application (NDA) process. Both Surface and Eton are pursuing FDA approvals for their drug candidates through a traditional approval under the FDCA, including Section 505(b)(2) which permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

Surface Pharmaceuticals, Inc.

Surface is a biopharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In the fourth quarter of 2017, Imprimis transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Our patent-pending preservative-free topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity DropsTM (“Klarity”), that was invented by Imprimis board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with DED. Our drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs & symptoms.

Surface Drug Candidates

DED is a common, but complex disease of the ocular surface. Surface drug candidates have been formulated to target certain patient profiles that suffer from dry eye and the patients who do not respond well to current approved therapies:

●	SURF-100 marries Klarity with mycophenolic acid, an immunosuppressive drug, which we believe has a different mechanism of action to current approved DED therapies but ultimately inhibit t-cell proliferation and replication, which is similar to other approved DED therapies. We believe if approved, SURF-100 may be a first-line therapeutic choice for the nearly 9 million patients suffering from chronic, mild to moderate DED.

●	SURF-200 is our drug candidate for the estimated 13 million patients suffering from episodic DED, which encompasses flares of moderate to severe signs and symptoms of dry eye and typically disables patients in their daily lives. SURF-200 also utilizes Klarity as its delivery vehicle and a well-known steroid, betamethasone, and will be used for a shorter-duration (e.g. two weeks) of therapy as symptoms are presented. We also believe that SURF-200 may be used to treat ocular inflammation and pain following ocular surgery, and we intend to pursue that label indication as part of our overall development program.

●	SURF-300 is our drug candidate for the estimated 8 million refractory DED patients with chronic DED symptoms who have not yet responded to any of the existing therapies. It is a combination of a low-dose of doxycycline (an antibiotic) and a proprietary powderized, triglyceride Omega-3. Our patent-pending formulation has already demonstrated strong potential as drug candidate for these patients in an uncontrolled, small setting as a compounded drug: out of the 31 patients taking the compounded drug, 29 (94%) reported significant improvement in their DED signs and symptoms after 30 to 60 days. Additionally, investigators reported a marked improvement in Meibomian gland function, which we believe may be a strong implication for a label expansion for blepharitis. Blepharitis, which can also be caused by a bacterial infection, is an inflammation of the eyelid that causes inflamed, irritated, itchy and reddened eyelids, that we believe affects nearly 25 million people in the United States, with an estimated drug market in excess of $500 million and has no FDA approved pharmaceutical therapy.

We currently intend to finance Surface as a separate entity, and will likely lose our controlling interest. We are currently in discussions with various investment banks and investors, and we hope to close an initial round of financing for Surface during 2018. If successful in financing Surface, in addition to our equity position, we will maintain a single digit royalty on sales of contributed drug candidates.

In addition to Richard Lindstrom’s participation in Surface, Mark L. Baum, our CEO, Andrew R. Boll, our CFO, are members of the Surface board of directors. Mr. Boll and Mr. Baum, along with other Imprimis employees have entered into consulting agreements with Surface.

Eton Pharmaceuticals, Inc.

Eton is a biopharmaceutical company focused on developing and commercializing innovative products utilizing FDA’s 505(b)(2) regulatory pathway. Its pipeline includes nearly a dozen products in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and marketed unapproved drugs.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our previously wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations of synthetic corticotropin (Eton drug candidate CT-100) and a patented injectable pentoxifylline (collectively, the “Imprimis Products”). Eton intends to seek FDA approval for the commercialization of these drug candidates through the Section 505(b)(2) regulatory pathway. If these drug candidates are approved by the FDA, Eton is required to make royalty payments to us on the Imprimis Products. In addition to the Imprimis Products, Eton has acquired several additional 505(b)(2) drug candidates and ones that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize through the 505(b)(2) pathway. Imprimis is only eligible to receive royalties on the Imprimis Products (corticotropin and pentoxifylline), and will not receive royalties on any other drug candidates currently being developed by Eton.

The Eton License Agreements became effective in June 2017, when Eton closed an offering of its Series A Preferred Stock for gross proceeds of approximately $20 million (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. We currently own 3.5 million shares of Eton common stock, which is approximately 27% of the equity and voting interests issued and outstanding of Eton following the close of the Series A Round.

In October 2017, Eton had a Pre-IND meeting with FDA to discuss clinical trial requirements for CT-100. The FDA requested Eton run a single efficacy clinical trial. Eton expects to initiate the trial in the second half of 2018. Eton intends to have initial discussions with FDA regarding clinical trial requirements for its pentoxifylline drug candidate some time during 2018.

Mark L. Baum, our CEO is a member of the Eton board of directors, and Andrew R. Boll, our CFO, was a member of the Eton board of directors until his resignation from the Eton board in July 2017. Mr. Boll and Mr. Baum, along with other Imprimis employees have entered into consulting agreements with Eton.

Section 505(b)(2) New Drug Applications

As discussed in more detail above under the sub-headings Surface Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. we own equity positions in two pharmaceutical companies and royalty interests in certain of their drug candidates. As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the FDCA, was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication.

The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the labeled indications for which the reference product has been approved, as well as for any new indication supported by the Section 505(b)(2) application. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference product has expired. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. In addition to Surface and Eton, we may develop other subsidiary companies and drug candidates that pursue this approval pathway.

Sales and Marketing

Although we believe that our proprietary drug formulations could have commercial appeal in international markets and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada, we expect to continue to focus our sales and marketing efforts on our U.S. commercial opportunities during 2017. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology compounding business and the other on our non-ophthalmology compounding business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our compounded formulations. We expect that we may experience growth in the sales of our proprietary compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function.

In 2017 and 2018, we entered various sales and marketing agreements, with certain organizations, including the Cameron Ehlen Group, Inc. dba Precision Lens on April 13, 2017, to provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S., in connection with our ophthalmic compounded formulations. Under the terms of the sales and marketing agreements, we are required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, we are required to make periodic milestone payments to certain organizations in shares of the our restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. We believe these sales and marketing agreements will accelerate launches of our new ophthalmology programs and limit our initial capital requirements commonly associated with new product launches and increased sizes of sales forces.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare some of our compounded formulations in accordance with cGMP standards and our other formulations are produced according to the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations operating under Section 503A of the FDCA, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even though we have registered NJOF with the FDA, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors offering FDA-approved drugs may not face.

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

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of February 19, 2018, we owned and/or licensed 32 U.S. patent applications, including 31 utility (including continuation, continuation-in-part and divisional) and one provisional patent applications, and we owned nine international patent applications filed under the Patent Cooperation Treaty and 30 foreign patent applications. Although our ophthalmology-related patent applications include claims related to non-ophthalmology fields, we have primarily focused our intellectual property development efforts to date on the proprietary compounded formulations in the field of ophthalmology. We presently have 11 U.S. and nine foreign patent applications pending that relate to our SSP Technology. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of February 19, 2018, we had worldwide 167 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks for Imprimis®, ImprimisRx®, Imprimis Pharmaceuticals®, Imprimis Cares®, Imprimis Cares!®, SSP Technology®, Dropless®, Go Dropless®, Go Dropless! ®, GoDropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, Tri-Moxi®, Pred-Moxi®, HLA®, Triple Drop®, ED Free®, Defeat IC©, Defeat IC®, Say Goodbye©, PPS-DR®, Stericheck™, Pred-Moxi-Ketor™, Pred-Moxi-Brom™, Pred-Ketor®, Dex-Moxi®, Combination Drop Therapy™, Compounded Choice™, Pred-Gati™, Pred-Gati-Nepaf™, Pred-Nepaf™, Correct Compound™, Making Drugs Affordable Again™, Superbundle™, People-Focused™, MKO Melt™, IV Free™, Imprimis Dropless Cataract Therapy®, LessDrops® (logo), Imprimis LessDrops®, Imprimis Dropless Cataract Surgery®, Pred-Gati™, Pred-Gati-Nepaf™, Pred-Nepaf™, Pred-Gati-Brom™, Pred-Gati-Ketor™, Dex-Moxi-Ketor™, Moxi™, Dex-Gati™, Correct Compound™, Lat™, Lat-Ds™, Tim-Lat™, Tim-Dor-Lat™, Tim-Brim-Dor™, Tim-Brim-Dor-Lat™, Pred-Levo-Ketor™, Pred-Levo-Brom™, Pred-Levo-Nepaf™, Tri-Moxi-Vanc™, Smartdrops™, Smarteyedrops™, Serum Tears™, Plasma Tears™, Omegadoxy™, Double Drop™, Quad Drop™, Lower Drops™, Simple Drops™, Droppy™, Droppy™ (logo), Droppy™ (drawing), Eton™, Eton Pharmaceuticals™, Surface™, Surface Pharmaceuticals™, Your Tears™, Total Tears™, Pharmapack™, Klarity Drops™, EyeMelt™, Gati-Dex™, Imprimis Glaucoma Care™, Klarity C-Drops™, Pred-Brom™, Total Tears™ (Logo), and Simple Tears™ (logo). We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future.

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

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2012 (collectively, the Health Reform Law); statutes and regulations of the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. The regulatory and quality compliance environment for compounded drugs has become significantly more rigorous, complex and strict since the passage of The Drug Quality and Security Act of 2013. The complexity of the current state and federal regulatory environment, as well as the expected continued evolution of state and federal laws governing pharmaceutical compounding, have and will continue to present potentially significant challenges to our business model and the fulfillment of our mission as a company. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

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

Federal law limits compounding pharmacies from engaging in the practice of anticipatory compounding, which involves, preparing compounded medications before the actual receipt of a prescription or practitioner’s order, unless the compounding pharmacy has a history of filling certain prescriptions for a customer. In such cases, it is acceptable to engage in anticipatory compounding or the preparation of larger batches so that medications will be ready when they are needed. Anticipatory compounding also reduces the cost of compounded medications, as economies of scale can be realized by producing larger batches. Anticipatory compounding also leads to less wasted chemicals, dilutions, fillers, and other associated products are produced, and greater accuracy and uniformity in finished medications, as larger batches decrease the variation caused by preparing multiple, smaller batches. Based on our history of meeting the needs of our customers, we are able to anticipatorily compound batches of our formulations for our customers

Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe we comply with them.

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. Previously, the draft MOU presented by the FDA in February 2015 intended to limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, the excess of which the FDA considered an “inordinate amount.” The FDA stated in the guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final MOU and made it available to states for signature for some designated period of time. If the final MOU was drafted and released by the FDA and was not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy; however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA had historically stated that it would not enforce the 5% rule until a final MOU was made available to states for signature. The FDA originally proposed a 180-day period for states to agree to the final MOU after the final version was presented, which to date has not occurred, before it would begin to enforce the 5% rule. In January of 2018, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the current status of the MOU and the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50%target would trigger certain additional reporting requirements. The Revised MOU will also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until the Revised MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, our pharmacy operations could be materially limited.

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

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distributing them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations in NJ and CA are governed by Section 503A of the FDCA, and our NJ based outsourcing facility is governed by Section 503B of the FDCA.

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

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and our customers may choose to seek reimbursement opportunities from Medicare, Medicaid and other third parties. We work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

To the extent we obtain third-party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

FDA New Drug Application Process

As discussed in other sections of this report, we are and may continue to, alone or with project partners, pursue FDA approval to market and sell one or more of our formulations through the FDA’s NDA process. To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies, to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of a drug. Results of post-marketing programs may limit or expand the further marketing of a product.

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

Research and Development Expenses

Our research and development expenses incurred in 2017 and 2016 primarily include expenses related to the development of intellectual property, researcher and investigator-initiated evaluations, and research and formulation development related primarily to our ophthalmic formulations and certain other assets.

During the year ended December 31, 2017, we incurred $413,000 in research and development expenses, as compared to $739,000 during the year ended December 31, 2016.

Employees

As of March 1, 2018, we employed 128 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis.

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

In April 2014 and January 2015, we completed our acquisitions of the capital stock of RxNJ and Park, respectively. In October of 2016, we created our subsidiary FDA registered outsourcing facility, NJOF. In June 2017, we deconsolidated Eton Pharmaceuticals, Inc., and in July 2017, we created our subsidiary, Surface Pharmaceuticals, Inc.

Our executive offices are located at 12264 El Camino Real, Suite 350, San Diego, California 92130 and our telephone number at such office is (858) 704-4040. Our website address is imprimispharma.com. Information contained on our website is not deemed part of this Annual Report

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

We have incurred losses in every year of our operations, and we may never become profitable.

We have incurred losses in every year of our operations, including net losses of $(11,985,000) and $(19,087,000) for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, our accumulated deficit was $(88,836,000). We expect to decrease our operating losses during 2018, however, our projections may not be correct and our plans could change and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We sell certain of our proprietary formulations primarily through three compounding facilities we own, but we may not be successful in our efforts to integrate these businesses into our operations.

Our business strategy includes establishing a small compounding pharmacy group, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies and outsourcing facilities, to market and sell our proprietary formulations and other non-proprietary products in all 50 states and in certain geographies outside of the U.S.

We acquired our New Jersey and California, compounding pharmacies in April 2014 and January 2015. In February 2015, we leased space in New Jersey and began construction of a new outsourcing facility to replace our current facility, which was completed near the end of the third quarter of 2016. We may plan to expand our pharmacy operations and personnel and developing our facilities into a unified group compounding pharmacy facilities. We have been developing “ImprimisRx” as a uniform brand for certain of our compounding facilities and are bringing our compounding facilities under this name. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance:

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

Moreover, all our efforts to expand pharmacy operations will involve significant costs and other resources, which we may not be able to afford and may disrupt our other operations and distract management and employees from the other aspects of our business. As a result, our business could materially suffer if we are unable to further develop a group of unified compounding facilities and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently distribute our proprietary formulations through compounding pharmacies and an outsourcing facility. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. Thus, our compounded formulations have not undergone the FDA approval process and only limited data, if any, may be available about the safety and efficacy of our formulations for any particular indication. Certain compounding pharmacies have been subject to widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have begun discussions with the FDA and taking steps to address the items outlined in the letter and will continue to work with the FDA to assure that all allegations in the warning letter have been addressed. We believe we have addressed all of the material items of concern in the FDA’s warning letter and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and do not believe there will be any further action taken by FDA in this regard. Nonetheless, these two items increased further scrutiny and negative publicity on us as a company. As a result, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Our business is significantly impacted by state and federal statutes and regulations.

Our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations. In the future we may choose to pursue FDA approval to market and sell certain potential drug candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

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

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our ImprimisRx compounding pharmacies are in material compliance with applicable regulatory requirements. If our ImprimisRx compounding pharmacies fail to comply with such requirements, they could be forced to permanently or temporarily cease or limit their sterile compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations.

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. Previously, the draft MOU presented by the FDA in February 2015 intended to limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, the excess of which the FDA considered an “inordinate amount.” The FDA stated in the guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final MOU and made it available to states for signature for some designated period of time. If the final MOU was drafted and released by the FDA and was not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy; however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA had historically stated that it would not enforce the 5% rule until a final MOU was made available to states for signature. The FDA originally proposed a 180-day period for states to agree to the final MOU after the final version was presented, which to date has not occurred, before it would begin to enforce the 5% rule. In January of 2018, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the current status of the MOU and the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The Revised MOU will also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until a the Revised MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, our pharmacy operations could be materially limited.

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

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our termination of efforts to pursue FDA approval of a drug candidate in November 2013, our acquisitions of compounding facilities and various product development opportunities in 2014 and 2015, and the expenses in developing our pharmacy facilities into outsourcing facilities and registering them as such with the FDA. We may not accurately estimate the potential revenues and expenses of our operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to introduce new lower-cost compounded formulation alternatives to higher-priced FDA-approved drugs. However, we expect acquisitions of compounding pharmacies to provide us with only limited research and development support and access to additional novel compounded formulations. We have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements to obtain rights to develop new formulations in the future, but only if we are able to identify attractive formulations and negotiate acquisition or license agreements on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development opportunities from third parties and we are unable to rely upon our compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

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

We have acquired assets related to compoundable formulations and we have entered into one license agreement for rights to commercialize a compounding formulation. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations, and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. Once we determine to pursue a potential drug candidate, we develop a commercialization strategy for it, which may include marketing and selling the formulation in compounded form through compounding pharmacies or outsourcing facilities, or pursuing FDA approval of the drug candidate. We may incorrectly assess the risks and benefits of the commercialization options or we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment in acquiring or developing the formulations. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

On July 19, 2017, we incurred $16,000,000 of indebtedness under a loan agreement with SWK Funding, LLC and its partners (SWK) and concurrent with the funding, we utilized a portion of the SWK Loan funds as full payment to an affiliate of Life Sciences Alternative Funding, LLC (LSAF) to terminate all amounts due to LSAF in connection with the existing term loan and security agreements, as amended, originally entered into between the Company and LSAF on May 11, 2015 (the “LSAF Loan”), which loan had a principal balance of $12,120,000 at the time of final payment.

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

We only recently started generating cash from operations, but we do not currently earn sufficient revenues to support our operations. We may need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans may change or the estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures, or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We have raised over $55,000,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement with SWK. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

We have in the past and may in the future participate in strategic transactions that could impact our liquidity, increase our expenses and distract our management.

From time to time we consider engaging in strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, and asset purchases. We may also consider a variety of different business arrangements in the future, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur expenses specific to the transaction and not incident to our operations, may increase our near- and long-term expenditures, may pose significant integration challenges, may require us to hire or otherwise engage personnel with additional expertise, or may result in our selling or licensing of our assets or technologies under terms that may not prove profitable, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates, technologies or businesses.

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

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our drug candidates successfully.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as with drug candidates being developed by Surface and Eton, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Historically, our business strategy was focused on developing and commercializing product opportunities as compounded formulations. In in 2017 and in the future we, alone or with project partners, may seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. Obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a drug candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any potential drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a drug candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a drug candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the drug candidate.

Delays in the completion of, or the termination of, any clinical or non-clinical trials for any drug candidates for which we may seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years, and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect product development costs and plans with respect to any drug candidate for which we seek FDA approval. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached in a timely manner or at all with CROs to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable drug candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the drug candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

We depend on the success of our drug candidates, and those we have royalty rights to, which have not yet demonstrated efficacy for their target or any other indications. If we are unable to generate revenues from our drug candidates, our ability to create stockholder value will be limited.

Our drug candidates are in the early stages of clinical development. We do not generate revenues from any FDA approved drug products. We expect to submit an Investigational New Drug Application (“IND”) or foreign equivalent to the FDA or international regulatory authorities seeking approval to initiate our clinical trials in humans in the United States or other countries yet to be determined. We plan on submitting our clinical trial protocols and receive approvals from the FDA and international regulatory authorities before we can commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any drug candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our drug candidates, which may never occur.

If we are not able to obtain any required regulatory approvals for our drug candidates, we will not be able to commercialize our drug candidate and our ability to generate revenue will be limited.

We must successfully complete clinical trials for our drug candidates before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our drug candidates’ safety and efficacy, before an NDA or Biologics License Application (“BLA”), or their foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our drug candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our drug candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. If our development efforts for our drug candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our drug candidates is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an IND for our drug candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or “IRB”, may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency (the “EMA”), or other regulatory agencies for marketing approval;

●	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval for our drug candidates for the foregoing, or any other reasons, will prevent us from commercializing our drug candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we intend to conduct in the future or that such trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our drug candidates.

Excluding any activities through our passive ownership interest in Eton, we have not submitted an NDA or received regulatory approval to market our drug candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or “CROs”, with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the drug candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a drug candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our drug candidates in any indication will prevent us from commercializing the drug candidate, and our ability to generate revenue will be materially impaired.

If we fail to successfully commercialize any of our drug candidates, we may need to acquire additional drug candidates and our business will be adversely affected.

We have never commercialized any drug candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond our drug candidates. We cannot be certain that any of our drug candidates will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize any of our drug candidates for their targeted indications, whether as stand-alone therapies or in combination with other therapeutic agents, our business would be adversely affected.

Even if we receive regulatory approval for any of our drug candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our drug candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our drug candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our drug candidates, and the target patient population to try new therapies;

●	efficacy of our drug candidates compared to competing products;

●	the introduction of any new products that may in the future become available targeting indications for which our drug candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our drug candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our drug candidates in applicable therapeutic and vaccine guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in approved labeling from regulatory authorities;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our drug candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our drug candidates not commercially viable. For example, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for any of our drug candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our drug candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy, “REMS”, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our drug candidates.

Even if we obtain marketing approval for any of our drug candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our drug candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates.

Even if we obtain regulatory approval for any of our drug candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or “cGCPs”, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

The FDA has the authority to require a REMS as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if any of our drug candidates are approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our drug candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	issuance of warning letters or untitled letters;

●	clinical holds;

●	injunctions or the imposition of civil or criminal penalties or monetary fines;

●	suspension or withdrawal of regulatory approval;

●	suspension of any ongoing clinical trials;

●	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or

●	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our drug candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a drug candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/ or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or “MMA”, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The Health Care Reform Law remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Efforts to date have generally been unsuccessful as a result of the balance of power in Congress and the President’s veto power. However, the recent Presidential and Congressional elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, may result in additional efforts to repeal, modify or delay implementation of the Health Reform Law. If the Health Care Reform Law is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the Health Care Reform Law on us at this time. Due to the substantial regulatory changes that will need to be implemented by Centers for Medicare & Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability.

Our drug candidates may face competition sooner than expected.

Our success will depend in part on our ability to obtain and maintain patent protection for our certain of our drug candidates and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against compounding pharmacies, outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own.

We also intend to seek data exclusivity or market exclusivity for our drug candidates provided under the FDCA, and similar laws in other countries. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

Even if our drug candidates are considered to be reference products eligible for 3 years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the FDCA could result in a shorter exclusivity period for our drug candidates, which would have a material adverse effect on our business.

If we market any of our drug candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

We will be completely dependent on third parties to manufacture our drug candidates, and our commercialization of our drug candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our drug candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, (“API”), in our drug candidates for use in our clinical trials or for commercial product, if any. In addition, we do not have the capability to encapsulate any of our drug candidates as a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when any of our drug candidates are approved for commercialization. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our drug candidates on favorable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our drug candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our drug candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our drug candidates or may not be able to create a supply of our drug candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our drug candidates might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply any of our drug candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of any of our drug candidates if we decided to transfer the manufacture of any of our drug candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our drug candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our future manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of any of our drug candidates over time. If the commercial-scale manufacturing costs of any of our drug candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We expect to rely on third parties to conduct clinical trials for our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our drug candidates and our business would be substantially harmed.

We expect to enter into agreements with third-party CROs to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical studies. We plan to rely heavily on these parties for execution of clinical studies for our drug candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we intend to design the clinical trials for our drug candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our drug candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our drug candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for any of our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our drug candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

●	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;

●	subjects for clinical testing failing to enroll or remain in our trials at the rate we expect;

●	a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of drug candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

●	inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

●	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	deviations of the clinical sites from trial protocols or dropping out of a trial;

●	adding new clinical trial sites;

●	the inability of the CRO to execute any clinical trials for any reason; and

●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for any of our drug candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our drug candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our drug candidates could be significantly reduced.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing of drug candidates is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of our drug candidates will achieve positive results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our drug candidates may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for any of our drug candidates. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics including demographic factors and health status.

Even though we may apply for orphan drug designation for a drug candidate, we may not be able to obtain orphan drug marketing exclusivity.

There is no guarantee that the FDA, EMA or their foreign equivalents will grant any future application for orphan drug designation for any of our drug candidates, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our drug candidates in the indications for which we think they might qualify, if we elect to seek such applications.

Although we may pursue expedited regulatory approval pathways for a drug candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

Although we believe there may be an opportunity to accelerate the development of certain of our drug candidates through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, we cannot be assured that any of our drug candidates will qualify for such programs.

For example, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for our drug candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such drug candidate.

If we are unable to protect our proprietary rights, we may not be able to prevent others from using our intellectual property, which may reduce the competitiveness and value of the related assets.

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. As of February 19, 2018, we own and/or license 32 U.S. patents or patent applications and we own nine international patent applications filed under the Patent Cooperation Treaty and 30 foreign patent or patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

We are dependent on our Chief Executive Officer, Mark L. Baum, and other key persons for the continued growth and development of our Company.

Our Chief Executive Officer, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently maintain key man insurance for Mr. Baum. In addition, our loan agreement, identifies other key persons including, but not limited to, our Chief Financial Officer, Andrew R. Boll and our Chief Commercial Officer, John P. Saharek.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after March 7, 2018, approximately 14% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Item 9A of our 2017 Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2017. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 10,200 square feet of office space in San Diego, California, the current lease term for which expires on December 31, 2021 and includes an option to extend the lease through December 31, 2027. This facility serves as our corporate headquarters.

We lease approximately 15,600 square feet of lab, warehouse and office space in Ledgewood, New Jersey, in two separate suites. The current lease term expires on July 31, 2022 and includes options to extend the lease term through 2032. This space serves as an outsourcing facility and pharmacy.

We lease approximately 4,500 square feet of lab and office space in Irvine, California. The current lease term expires on December 31, 2020, and includes the options to extend the lease term through 2030. Park Compounding, our California-based pharmacy, occupies this space.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

Dr. Sobol Litigation

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. The case is currently in the discovery phase, and we expect Dr. Sobol to likely request the court to certify the class at some point, possibly during this calendar year. We believe the claims are frivolous and have previously and will continue to dispute all claims against us and intend to vigorously defend these allegations.

Allergan USA Litigation

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against us, primarily claiming violations under the federal Lanham Act and other state laws. In December, we filed counterclaims against Allergan alleging similar violations under the federal Lanham Act and other state laws and the case is currently in the beginning stages of discovery, with a trial date set for April 2019. We have previously and continue to dispute all claims against us and intend to vigorously defend these allegations.

Spectrum Litigation

In February 2018, we filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between us and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and to date, Spectrum has provided the Company no response nor filed any answer with the Court. We intend to fully purse any and all legal remedies available to us against Spectrum.

We are not aware of any other pending legal proceedings to which we are a party or of which any of our property is subject to an adverse outcome of which, individually or in the aggregate, we believe is likely to have a material adverse effect on our financial position or results of operations.

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

Fiscal Year 2016	High	Low
First Quarter	$6.94	$3.72
Second Quarter	$4.16	$3.50
Third Quarter	$4.45	$3.34
Fourth Quarter	$3.85	$1.65

Fiscal Year 2017	High	Low
First Quarter	$4.69	$2.02
Second Quarter	$4.65	$2.97
Third Quarter	$3.30	$1.47
Fourth Quarter	$2.79	$1.35

Holders

As of March 1, 2018, there were approximately 165 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. Further, our SWK loan agreement, described in Notes 11 to our consolidated financial statements included in this Annual Report, restrict our ability to pay cash dividends on our common stock.

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

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to its consolidated subsidiaries, consisting of Park Compounding, Inc., Imprimis Rx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Surface Pharmaceuticals, Inc.

Overview

We are an ophthalmology-focused pharmaceutical company specialized in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. We are committed to our company’s mission, of delivering high-quality novel medications to physicians and patients at affordable prices. We currently operate our business through several subsidiaries: ImprimisRx, a leading ophthalmology focused compounding business; Park Compounding, a custom compounding business focused on patient specific orders; and Surface Pharmaceuticals, Inc., an ocular surface disease-focused 505(b)(2) specialty pharmaceutical subsidiary. We also own a passive interest, with royalty stakes on certain drug candidates, in Eton Pharmaceuticals, Inc. (or Eton), a specialty pharmaceutical business utilizing the 505(b)(2) pathway, which Imprimis spun-out in 2017

Almost all of our sales revenue is derived from making, selling and dispensing our prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis and a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $88,836,000 at December 31, 2017. Beginning on April 1, 2014, when we acquired our first compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Compounding Businesses

Pharmaceutical Compounding

All of our commercial products are compounded by combining different active pharmaceutical ingredients (APIs), all of which are FDA-approved (either as a finished form product or as a bulk drug ingredient), to create specialized preparations prescribed by a physician to treat an individually identified patient. Physicians prescribe our products because a standard medication approved by the FDA may not be appropriate for a particular patient’s needs. In many cases, compounded drugs such as ours have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Our Compounding Facilities

We operate three compounding facilities. Our New Jersey operations comprises two separate entities and facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”), and Park Compounding, Inc. (“Park”) our California based pharmacy, are both licensed pharmacies operating under Sections 503A of the FDCA. All products that we sell, produce and dispense are made in the United States of America.

We believe that, with our current compounding pharmacy facilities and licenses and the successful completion and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the growth in demand we are targeting. We plan to invest in one or more of our pharmacies to further their capacity and efficiencies. Also, we may seek to access greater redundancy and markets through acquisitions, partnerships or other strategic transactions.

ImprimisRx

ImprimisRx is our core ophthalmology focused compounding business. We offer our 1,700+ physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customized for the specific needs of a patient. Our compounded medications include various unique combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient (ImprimisRx products may be dispensed as patient-specific medications from our 503A facilities, or for in-office use made according to cGMPs in our FDA-registered NJOF outsourcing facility).

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on generalized customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmology based formulations.

Surface Pharmaceuticals, Inc.

Surface is a biopharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In the fourth quarter of 2017, Imprimis transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Our patent-pending preservative-free topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity DropsTM (“Klarity”), that was invented by Imprimis board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with DED. Our drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs & symptoms.

We currently intend to finance Surface as a separate entity, and will likely lose our controlling interest. We are currently in discussions with various investment banks and investors, and we hope to close an initial round of financing for Surface during 2018. If successful in financing Surface, in addition to our equity position, we will maintain a single digit royalty on sales of contributed drug candidates.

Eton Pharmaceuticals, Inc.

Eton is a biopharmaceutical company focused on developing and commercializing innovative products utilizing FDA’s 505(b)(2) regulatory pathway. Eton is focused on bringing products to patients through the FDA’s 505(b)(2) regulatory pathway. Its pipeline includes nearly a dozen products in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and marketed unapproved drugs.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our previously wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations of synthetic corticotropin (Eton drug candidate CT-100) and a patented injectable pentoxifylline (collectively, the “Imprimis Products”). Eton intends to seek FDA approval for the commercialization of these drug candidates through the Section 505(b)(2) regulatory pathway. If these drug candidates are approved by the FDA, Eton is required to make royalty payments to us on the Imprimis Products. In addition to the Imprimis Products, Eton has acquired several additional 505(b)(2) drug candidates and ones that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize through the 505(b)(2) pathway. Imprimis is only eligible to receive royalties on the Imprimis Products (corticotropin and pentoxifylline), and will not receive royalties on any other drug candidates currently being developed by Eton.

`The Eton License Agreements became effective in June 2017, when Eton closed an offering of its Series A Preferred Stock for gross proceeds of approximately $20 million (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. We are currently the largest shareholder of Eton and own 3.5 million shares of Eton common stock, which is approximately 27% of the equity and voting interests issued and outstanding of Eton following the close of the Series A Round.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our pharmacy operations, optimize pricing and obtain reimbursement options for our proprietary compounded formulations, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available as compounded formulations. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “—Liquidity and Capital Resources” below.

Reimbursement Options and Pricing Optimization

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

Additionally, we are making efforts to normalize the pricing for our currently available proprietary compounded ophthalmic formulations. An economic study conducted in 2015 by researchers at Andrew Chang & Co, LLC and co-sponsored by us demonstrated that, assuming the cost of Dropless Therapy is $100 per dose, our Dropless Therapy formulations may provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period. Based on this research, we believe optimized pricing for our Dropless Therapy formulations could be nearly $100 per dose. Any efforts to attain optimized pricing for our Dropless Therapy or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

Recent Developments

The following describes certain developments in 2017 to date that are important to understand our financial condition and results of operations. See the notes to our consolidated financial statements included in this report for additional information about each of these developments. Dollar amounts are expressed in thousands.

Texas Subsidiary Sale

On February 13, 2017, we entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, we sold to Livernois one hundred percent (100%) of the issued and outstanding shares of common stock of our Texas based subsidiary, ImprimisRx TX, Inc. dba ImprimisRx (“Imprimis TX”). The SPA did not transfer to Livernois any our rights to intellectual property, products, clients, nor any of our existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the us $10,000 and we assigned, and Livernois assumed, the remaining lease obligation totaling $113,000 for our Texas based facility.

Registered Direct Offering

On March 21, 2017, we entered into securities purchase agreements (the “Purchase Agreement”) with two accredited investors (the “Investors”), which provided for the sale by the Company of 1,312,500 shares of our common stock, at a price of $2.40 per share (the “Offering”). We received net proceeds of $2,940,000 after deducting the underwriter discount and other offering expenses.

Klarity License

On April 1, 2017, we entered into a license agreement (the “Klarity License Agreement”) with Richard L. Lindstrom, M.D., a member of our Board of Directors. Pursuant to the terms of the Klarity License Agreement, we licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity used to protect and rehabilitate the ocular surface (the “Klarity Product”). Under the terms of the Klarity License Agreement, we are required to make royalty payments to Dr. Lindstrom ranging from three percent (3%) to six percent (6%) of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, we are required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50,000 upon execution of the Klarity License Agreement, (ii) a second payment of $50,000 following the first $50,000 in net sales of the Klarity Product; and (iii) a final payment of $50,000 following the first $100,000 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of our restricted common stock.

Dr. Lindstrom is a member of the Company’s Board of Directors, and chairman of its Compensation Committee and a member of its Nomination and Corporate Governance Committee. At this time, the Board has determined that entering into the Klarity License Agreement would not impair Dr. Lindstrom’s independence nor his ability to provide independent oversight of the Company.

Eton License Agreements

In May 2017, we entered the Eton License Agreements with our previously wholly owned subsidiary, Eton. The Eton License Agreements were made effective in June 2017. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license the Eton Products.

Sinus Assets Sale

In July 2017, we completed the disposition of substantially all the assets associated with our sinus related business, including but not limited to, certain intellectual property rights, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of our lease obligation for our Pennsylvania based pharmacy (the “PA Assets”) pursuant to an Asset Purchase Agreement (the “PA Purchase Agreement), dated June 27, 2017, by and among us and our wholly owned subsidiaries ImprimisRx PA, Inc. and ImprimisRx CA, Inc.(now known as Park Compounding, Inc.) (collectively the “Sellers”) and Creative Pharmacy Solutions Central, LLC (the “Buyer”), for a total sales price of approximately $450,000. In connection with the closing of the PA Purchase Agreement (the “PA Closing”), the Buyer paid to us an aggregate initial cash payment of $40,000. In addition, the Buyer is obligated to pay the remaining $410,000 in the form of a note that will bear interest at 6% per annum (the “Sellers Note”). The Buyer will make forty-eight (48) monthly cash payments to the Company of $10,000 each over the four years following the PA Closing, totaling $462,000.

Loan Agreement

In July 2017, we entered into a term loan and security agreement in the principal amount of $16,000,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (the “SWK Lender”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five year term, however, such term may be reduced to four years if certain revenue requirements are not achieved. Concurrently with the funding, we utilized a portion of the SWK Loan funds as full payment to an affiliate of Life Sciences Alternative Funding, LLC (“LSAF”) to terminate all amounts due to LSAF in connection with the existing term loan and security agreements, as amended, originally entered into between us and LSAF on May 11, 2015 (the “LSAF Loan”), which loan had a principal balance of $12,120,000 at the time of final payment.

The SWK Loan bears interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permits us to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period may be reduced to four payments if we do not meet certain minimum revenue requirements. Following the interest-only period, we will be required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750,000 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due and payable on July 19, 2022, or if certain revenue requirements are not met, July 19, 2021. We may elect to prepay all, but not less than all, of the amounts owed under the SWK Loan Agreement prior to the maturity date at any time after July 19, 2019. If certain revenue requirements are not met, we may be allowed to prepay the loan from July 19, 2018 to July 19, 2019, provided that a prepayment fee equal to 6% of the principal amount of the loan will also be due.

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

FDA Correspondence

In December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have begun discussions with the FDA and taking steps to address the items outlined in the letter and will continue to work with the FDA to assure that all allegations in the warning letter have been addressed. As of the date of this Annual Report, we believe we have addressed all of the material items of concern in the FDA’s warning letter and do not believe there will be any further action taken by FDA in this regard.

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

Comparison of Years Ended December 31, 2017 and 2016

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty and milestone payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2017 and 2016:

	For The Year Ended
	December 31,		$
	2017	2016	Variance
Sales, net	$26,684,000	$19,927,000	$6,757,000
License revenues	90,000	15,000	75,000
Total revenues	$26,774,000	$19,942,000	$6,832,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations. Our gross ophthalmology related sales were approximately $19,137,000 for the year ended December 31, 2017, compared to $10,984,000 during last year. Net revenues generated from NJOF (which include certain ophthalmology related sales) totaled $9,374,000 the year ended December 31, 2017.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2017 and 2016:

	For The Year Ended
	December 31,		$
	2017	2016	Variance
Cost of sales	$13,505,000	$9,831,000	$3,674,000

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. We also incurred some inefficiencies in our overall production processes during the year ended December 31, 2017 as we shifted certain production efforts and requirements to new processes and systems, including cGMP requirements at NJOF which effected our overall gross margin percent. Our consolidated gross margin percent for the years ended December 31, 2017 and 2016 were 49.6% and 50.7%, respectively. We estimate gross margins at NJOF were greater than 60% during the third and fourth quarters of 2017.

Selling and Marketing Expenses

Our selling and marketing expenses consist of costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations, which include associated personnel costs, including wages and stock-based compensation.

The following presents our selling and marketing expenses for the years ended December 31, 2017 and 2016:

	For The Year Ended
	December 31,		$
	2017	2016	Variance
Selling and marketing	$7,059,000	$7,382,000	$(323,000)

The decrease in selling and marketing expenses during the year ended December 31, 2017 compared to last year, was primarily attributable to a more concentrated and focused sales effort during 2017. We have decreased our salaried sales force headcount, began utilizing contracted sales forces, and implemented efficiencies with regards to our offerings and presence at trade conferences and other various marketing activities, all related to our commercialization efforts for our proprietary and certain non-proprietary compounded formulations.

General and Administrative Expenses

Our general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses.

The following presents our general and administrative expenses for the year ended December 31, 2017 and 2016:

	For The Year Ended
	December 31,		$
	2017	2016	Variance
General and administrative	$17,960,000	$17,569,000	$391,000

The increase in general and administrative expenses between periods was largely attributable to costs associated and correlated with our increase in sales, offset by the cost reduction strategies we began to implement during the third quarter of 2016 and throughout 2017. Our reduction strategy included reductions in force, implementation of information technology related efficiencies and streamlined certain operational activities.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the years ended December 31, 2017 and 2016:

	For The Year Ended
	December 31,		$
	2017	2016	Variance
Research and development	$413,000	$739,000	$(326,000)

The decrease in research and development expenses between periods was primarily attributable to change in timing of our sponsorship of investigator-initiated evaluations related to certain of our proprietary compounded formulations. In the fourth quarter of the year ended December 31, 2017, we also began formulation development studies on many of our core formulations.

Impairment of Intangible Assets and Goodwill

As more fully described in Note 2 to the Consolidated Financial Statements, the Company performs an evaluation of long-lived assets and intangible assets for impairment when certain indicators of impairment are present. In September 2016, we decided to cease operations at our Texas facility, and began winding down operations at that location. Based on current projections regarding future cash flows of our Texas facility and subsidiary, the evaluation resulted in an impairment of $303,000 related to intangible assets and goodwill of our Texas subsidiary, recorded to impairment of long-lived assets on the Consolidated Statement of Operations during the year ended December 31, 2016.

Interest Income

Interest income was $15,000 and $10,000 for the years ended December 31, 2017 and 2016, respectively.

Interest Expense

Interest expense was $3,041,000 and $2,784,000 for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to interest expense recognition related to the refinance of and increase in principal balance associated with our loan, as well as capital leases and deferred acquisition obligations related to our acquisition of Park.

Loss on Early Extinguishment of Debt

During the years ended December 31, 2017 and 2016 we recorded a loss on early extinguishment of debt of $884,000 and $1,966,000, respectively. In 2016, this loss was related to the exchange and discharge of our $3,000,000 convertible note with IMMY Funding, LLC. In 2017, this loss was related to the early extinguishment of the LSAF Loan.

Equity Loss from Eton

During the year ended December 31, 2017, we recorded a loss of $2,218,000, for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Gain on Deconsolidation of Eton

During the year ended December 31, 2017, we recorded a gain of $5,725,000, on the deconsolidation of Eton, see Note 2 and Note 3 in the Notes to the consolidated financial statements for a more detailed explanation of this transaction.

Loss on Sale of Assets

During the year ended December 31, 2017, we recorded a loss of $354,000, mostly related to assets associated with the sale of Imprimis TX and our sinus assets.

Income Tax Benefit

Income tax benefit was $935,000 and $111,000 for the years ended December 31, 2017 and 2016, respectively, which was related to the net change in our deferred tax liabilities and assets, specifically those related to the Park acquisition and its identifiable intangible assets.

Other Income

We recorded other income of $1,537,000 during the year ended December 31, 2016, related to proceeds from our insurance claim in Texas, settlement with Urigen Pharmaceuticals, Inc. and a contingent acquisition obligation payment for Pharmacy Creations, LLC.

Net Loss

The following table presents our net loss for the years ended December 31, 2017 and 2016:

	For The	For The
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Numerator – net loss	$(11,985,000)	$(19,087,000)
Denominator – weighted average
number of shares outstanding, basic and diluted	20,027,712	12,743,184
Net loss per share, basic and diluted	$(0.60)	$(1.50)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at December 31, 2017 was $4,219,000, compared to $9,053,000 at December 31, 2016. Since inception through December 31, 2017 we have incurred aggregate losses to common stockholders of $88,836,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents of $4,019,000 and restricted investments of $200,000 totaling approximately $4,219,000 at December 31, 2017, along with net proceeds from the sale of our common stock through the Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton and/or any of our subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing compounded formulations and technologies, integrating and developing our compounding operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy, outsourcing facilities, drug company and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows for the years ended December 31, 2017 and 2016:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Net cash used in operating activities	$(8,803,000)	$(11,215,000)
Net cash used in investing activities	(961,000)	(7,289,000)
Net cash provided by (used in) financing activities	4,930,000	24,672,000
Net change in cash and cash equivalents	(4,834,000)	6,168,000
Cash and cash equivalents at beginning of the period	8,853,000	2,685,000
Cash and cash equivalents at end of the year	$4,019,000	$8,853,000

Operating Activities

Net cash used in operating activities was $(8,803,000) in 2017, as compared to $(11,215,000) used in operating activities during the same period in the prior year. The decrease in net cash used in operating activities during the year ended December 31, 2017 as compared to 2016, was mainly attributed to expanding our operations, reducing expenses, increasing sales, and accelerated collection activities associated with our accounts receivable process.

Investing Activities

Net cash used in investing activities in 2017 and 2016 was $(961,000) and $(7,289,000), respectively. Cash used in investing activities in 2017, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio. Cash used in investing activities in 2016 was primarily related to construction efforts and equipment purchases for our New Jersey, California and Texas facilities.

Financing Activities

Net cash provided by financing activities in 2017 and 2016 was $4,930,000 and $24,672,000, respectively. The cash provided by financing activities during 2017 is primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017 and through the Sales Agreement, and net proceeds from the SWK Loan (less the concurrent retirement of our then existing term loan). Cash provided by financing activities in 2016 was primarily attributable to proceeds received in January 2016 from the LSAF Convertible Note, proceeds received from the underwritten public offering and sale of shares of common stock in March 2016 and proceeds received from the private placement of common stock and warrants in December 2016.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including $2,940,000 in net proceeds related to a registered direct offering of our common stock in March 2017, proceeds related to the $16,000,000 SWK Loan in July 2017 (less the concurrent retirement of our than existing term loan), the proceeds related the sale of our common stock through the Sales Agreement and from ongoing product and formulation sales. We may also sell some or all of our ownership interests in Eton and/or our other subsidiaries. We do not currently receive sufficient revenues to support our operations.

We may need significant additional capital to support our business plan and fund our proposed business operations. We are eligible to receive additional proceeds from future sales of our common stock under the Sales Agreement. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our drug candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the SWK Loan. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Revenue Recognition and Deferred Revenue

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

Investment in Eton Pharmaceuticals, Inc.

In April 2017, we formed Eton Pharmaceuticals, Inc.as a wholly owned subsidiary. In June 2017, Eton entered into and closed on definitive stock purchase agreements with accredited investors for the purchase of Eton’s Series A Preferred Stock that resulted in us losing voting and ownership control of Eton and we ceased consolidating Eton’s financial statements. At the time of deconsolidation, the Company recorded a gain and adjusted the carrying value in Eton to reflect the increased valuation of Eton and the Company’s new ownership percent in accordance with ASC 810-10-40-4(c), Consolidation. We use the equity method of accounting for this investment, as management has determined that the we have the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, we recognize earnings and losses of Eton in our financial statements and adjust the carrying amount of our investment in Eton accordingly. Our share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by us. Any intra-entity profits and losses are eliminated.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we must estimate our actual current tax liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely that not, a valuation allowance must be established which reduces the amount of deferred tax assets recorded on the consolidated balance sheets. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the statement of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO), our principal executive officer, and our Chief Financial Officer (CFO), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

IMPRIMIS PHARMACEUTICALS, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 8, 2018

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Director	March 8, 2018
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer	March 8, 2018
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Robert J. Kammer		March 8, 2018
Robert J. Kammer	Chairman of the Board of Directors

/s/ Stephen G. Austin		March 8, 2018
Stephen G. Austin	Director

/s/ Richard L. Lindstrom		March 8, 2018
Richard L. Lindstrom	Director

/s/ Anthony J. Principi		March 8, 2018
Anthony J. Principi	Director

FINANCIAL STATEMENTS

Imprimis Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Imprimis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Imprimis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2007.
Costa Mesa, California
March 8, 2018

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$4,019	$8,853
Restricted cash and short-term investments	200	200
Accounts receivable, net	1,529	2,921
Inventories	2,249	1,841
Prepaid expenses and other current assets	714	938
Note receivable, current portion	95	-
Total current assets	8,806	14,753
Property, plant and equipment, net	6,215	7,295
Intangible assets, net	2,860	2,972
Investment in Eton Pharmaceuticals	3,507	-
Note receivable, less current portion	302	-
Goodwill	2,227	2,227
TOTAL ASSETS	$23,917	$27,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,885	$3,538
Accrued payroll and related liabilities	1,209	1,638
Deferred revenue and customer deposits	29	91
Current portion of deferred acquisition obligation and accrued interest	53	207
Current portion of note payable, net of unamortized debt discount	-	3,973
Current portion of capital lease obligations, net of unamortized discount	598	458
Total current liabilities	5,774	9,905
Capital lease obligations, net of current portion and unamortized discount	720	1,318
Deferred acquisition obligation, net of current portion	-	52
Accrued expenses, net of current portion	800	667
Deferred tax liability	-	936
Note payable and paid-in-kind interest, net of unamortized debt discount and current portion	14,008	7,937
TOTAL LIABILITIES	21,302	20,815
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 20,623,129 and 18,627,915 shares issued and outstanding at December 31, 2017 and 2016, respectively	21	19
Additional paid-in capital	91,430	83,264
Accumulated deficit	(88,836)	(76,851)
TOTAL STOCKHOLDERS’ EQUITY	2,615	6,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,917	$27,247

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Revenues:
Sales, net	$26,684	$19,927
License revenues	90	15
Total revenues	26,774	19,942
Cost of sales	(13,505)	(9,831)
Gross profit	13,269	10,111
Operating expenses:
Selling and marketing	7,059	7,382
General and administrative	17,960	17,569
Research and development	413	739
Impairment of long-lived assets	-	303
Total operating expenses	25,432	25,993
Loss from operations	(12,163)	(15,882)
Other income (expense):
Interest expense, net	(3,026)	(2,774)
Early extinguishment of debt	(884)	(1,966)
Change in fair value of derivative liabilities	-	(113)
Investment loss from Eton Pharmaceuticals	(2,218)	-
Gain on deconsolidation of Eton Pharmaceuticals	5,725	-
Loss on sale and disposal of assets	(354)	-
Other income, net	-	1,537
Total other expense, net	(757)	(3,316)
Loss before income taxes	(12,920)	(19,198)
Income tax benefit	935	111
Net loss	$(11,985)	$(19,087)
Basic and diluted net loss per share of common stock	$(0.60)	$(1.50)
Weighted average number of shares of common stock outstanding, basic and diluted	20,027,712	12,743,184

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2017 and 2016

(In thousands, except for share data)

	Common Stock		Additional		Total Stockholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2015	9,755,678	$10	$56,369	$(57,764)	$(1,385)

Issuance of common stock in connection with:
Exercise of stock options	15,000	-	55	-	55
Vesting of RSUs, net of tax withholding	132,367	1	(144)	-	(143)
Registered public offering sale of stock, net of offering costs, in March 2016	3,335,000	3	11,085	-	11,088
Sale of stock, net of costs (ATM)	57,042	-	212	-	212
Private placement, issuance of stock and warrants at $1.915 per unit, net of costs, in December 2016	5,257,828	5	9,212	-	9,217
Stock-based payment for deferred acquisition obligation	75,000	-	302	-	302
Derivative liabilities in connection with convertible note and modification of warrants to purchase common stock issued in connection with note payable	-	-	2,362	-	2,362
Stock-based compensation expense	-	-	3,811	-	3,811
Net loss	-	-	-	(19,087)	(19,087)
Balance at December 31, 2016	18,627,915	19	83,264	(76,851)	6,432

Issuance of common stock in connection with:
Exercise of warrants	100,000	-	179	-	179
Registered direct offering sale of stock, net of offering costs, in March 2017	1,312,500	1	2,939	-	2,940
Sale of stock, net of costs (ATM)	557,714	1	1,123	-	1,124
Stock-based payment for services provided	25,000	-	60		60
Relative fair value of warrants to purchase common stock issued in connection with note payable	-	-	982	-	982
Stock-based compensation expense	-	-	2,883	-	2,883
Net loss	-	-	-	(11,985)	(11,985)
Balance at December 31, 2017	20,623,129	$21	$91,430	$(88,836)	$2,615

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,985)	$(19,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,401	1,055
Amortization of intangible assets	364	351
Non-cash gain on contingent acquisition obligation	-	(83)
Deferred income taxes	(935)	(111)
Amortization of debt issuance costs and discount	978	970
Debt extinguishment	884	1,966
Paid-in-kind interest added to principal of note payable	-	203
Gain on deconsolidation of Eton Pharmaceuticals	(5,725)	-
Investment loss from Eton Pharmaceuticals	2,218	-
Loss on sale and disposal of assets	354	-
Change in fair value of derivative liabilities	-	113
Impairment of long-lived assets	-	303
Stock-based compensation	2,943	3,673
Issuance of warrant related to litigation settlement	-	115
Changes in assets and liabilities:
Accounts receivable	1,392	(2,081)
Inventories	(821)	(429)
Prepaid expenses and other current assets	274	(152)
Accounts payable and accrued expenses	346	1,515
Accrued payroll and related liabilities	(429)	438
Deferred revenue and customer deposits	(62)	26
NET CASH USED IN OPERATING ACTIVITIES	(8,803)	(11,215)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of assets	113	-
Payments on Pharmacy Creations contingent acquisition obligation	-	(100)
Investment in restricted marketable securities	-	(50)
Investment in patent and trademark assets	(252)	(252)
Purchase of Klarity license	(50)	-
Purchases of property, plant and equipment	(772)	(6,887)
NET CASH USED IN INVESTING ACTIVITIES	(961)	(7,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(626)	(267)
Net proceeds from public equity offering	2,940	11,088
Net proceeds from private placement equity offering	-	9,217
Payments on Park deferred acquisition obligation	(206)	(195)
Proceeds from SWK debt, net of costs	15,518	-
Principal payments, exit fee and other costs of LSAF debt	(13,999)	-
Proceeds from convertible note payable, net of issuance costs	-	2,772
Proceeds from Essex leaseback, net of issuance costs	-	1,933
Net proceeds from ATM sales of common stock	1,124	212
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	179	(88)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,930	24,672
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,834)	6,168
CASH AND CASH EQUIVALENTS, beginning of period	8,853	2,685
CASH AND CASH EQUIVALENTS, end of period	$4,019	$8,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9	$9
Cash paid for interest	$1,543	$1,366
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of embedded conversion feature recorded as debt discount and derivative liability	$-	$2,322
Reclassification of the fair value of the embedded conversion feature derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$2,646
Reclassification of the fair value of the LSAF warrant from additional paid-in capital to derivative liability	$-	$675
Reclassification of the fair value of the LSAF warrant derivative liability to additional paid-in capital upon closing of the public equity offering	$-	$464
Reduction in value of warrant in connection with debt extinguishment	$-	$73
Issuance of common stock to settle contingent acquisition obligation related to the purchase of PC	$-	$302
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$-	$23
Final fee on note payable recorded as debt discount and included in accrued expenses	$800	$-
Estimated relative fair value of warrants issued in connection with note payable	$982	$-
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$-	$81
Note receivable in connection with sale of assets	$410	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

(all dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. ORGANIZATION

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is an ophthalmology-focused pharmaceutical company specialized in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. The Company is committed to its mission of delivering high-quality novel medications to physicians and patients at affordable prices. Imprimis operates its business through several subsidiaries: ImprimisRx, a leading ophthalmology focused compounding business; Park Compounding, a custom compounding business focused on patient specific orders; and Surface Pharmaceuticals, Inc., an ocular surface disease-focused 505(b)(2) specialty pharmaceutical subsidiary. The Company also own a passive interest, with royalty stakes on certain drug candidates, in Eton Pharmaceuticals, Inc. (or “Eton”), a specialty pharmaceutical business utilizing the 505(b)(2) pathway, which Imprimis spun-out in 2017

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Imprimis has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $11,985 and $19,087 for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of $88,836 and $76,851 as of December 31, 2017 and 2016, respectively. In addition, the Company used cash in operating activities of $8,803 and $11,215 for the years ended December 31, 2017 and 2016, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of approximately $4,219 at December 31, 2017, along with proceeds from the Sales Agreement (see Note 13) will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties (see Note 17), shipping and handling costs and the write-off of obsolete inventory.

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

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company must estimate the actual current tax liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established which reduces the amount of deferred tax assets recorded on the consolidated balance sheets. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the consolidated statement of operations.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2017, and 2016, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2017 and 2016, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2017 and 2016. The Company is subject to taxation in the United States, California and New Jersey. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. At December 31, 2017, the Company had approximately $3,969 in cash deposits in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Contractual adjustments are determined by the amount expected to be collected from third-party providers. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $275 and $422 as of December 31, 2017 and 2016, respectively.

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

Investment in Eton Pharmaceuticals, Inc.

In April 2017, the Company formed Eton Pharmaceuticals, Inc. (“Eton”) as a wholly owned subsidiary. In June 2017, Eton entered into and closed on definitive stock purchase agreements with accredited investors for the purchase of Eton’s Series A Preferred Stock that resulted in net proceeds to Eton, after deducting placement agent fees and other expenses, of approximately $18,000. At the time of closing, the Company lost voting and ownership control of Eton and it ceased consolidating Eton’s financial statements. At the time of deconsolidation, the Company recorded a gain of $5,725 and adjusted the carrying value in Eton to reflect the increased valuation of Eton and the Company’s new ownership percent in accordance with ASC 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (approximately 27% issued and outstanding equity interest as of December 31, 2017) of Eton and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognizes earnings and losses of Eton in its financial statements and adjusts the carrying amount of its investment in Eton accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by the Company. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2017, the Company recorded equity in net loss of Eton of $2,218. As of December 31, 2017, the carrying value of the Company’s investment in Eton was $3,507.

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

In September 2016, the Company decided to cease operations at its Texas facility, and began winding down the operations. Based on current projections regarding future cash flows of the Texas facility and the related subsidiary, the evaluation resulted in an impairment of $64 related to intangible assets and $239 related to goodwill, recorded to impairment of long-lived assets on the consolidated statements of operations during the year ended December 31, 2016. During the year ended December 31, 2017, the Company did not recognize any impairment of its long-lived assets (See Note 7).

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Total billing and collection management expense under this agreement for the years ended December 31, 2017 and 2016 was $0 and $55, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of operations. The amount due under the agreement as of December 31, 2017 and 2016 was $41 and $73, respectively.

Deferred Rent

The Company accounts for rent expense related to its operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year and interim periods within each fiscal year is recorded as an adjustment to deferred rent (see Note 10).

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

At December 31, 2017 and 2016, the Company did not have any financial assets or liabilities that are measured on a recurring basis. The Company’s financial instruments included cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits, deferred acquisition obligations, notes payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, notes payable and capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, notes payable and capital leases, approximate their respective fair values.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from deferred acquisition obligations, stock options, unvested RSUs, warrants and convertible notes were 9,980,454 and 9,162,259 at December 31, 2017 and 2016, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying these vested RSUs at December 31, 2017 and 2016 was 137,067 and 80,245, respectively,

The following table shows the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017	For the Year Ended December 30, 2016

Numerator – net loss	$(11,985)	$(19,087)
Denominator – weighted average
number of shares outstanding, basic and diluted	20,027,712	12,743,184
Net loss per share, basic and diluted	$(0.60)	$(1.50)

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses certain aspects of accounting for share-based payment award transactions. The Company adopted this standard on January 1, 2017. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows. Prior periods were not recast.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued a number of amendments to ASU 2014-09. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within its five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard will be effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company will adopt the standard using the modified retrospective method.

The Company has completed an analysis of existing contracts with its customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of ASU 2014-09 to have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. In limited instances, the Company may recognize revenue earlier than under the current standard. Under certain licensing arrangements that the Company has considered, there may be times the Company may defer certain revenue where the price pursuant to the underlying customer arrangement is not fixed and determinable. Under the new standard, such customer arrangements will be accounted for as variable consideration, which may result in revenue being recognized earlier provided the Company can reliably estimate the ultimate price expected to be realized from the customer. In addition, the Company does not expect a material effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018. Adoption of the new standard will also result in additional revenue-related disclosures in the footnotes to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During the year ended December 31, 2017, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation to assist in determining the effect of the new standard as of January 1, 2018 with respect to the Company’s real estate leases. The Company currently has three real estate leases and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of January 1, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $2,400 and that the related lease liability would be approximately $3,000 related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The Company will continue this effort with respect to equipment leases and any other leases contemplated under Topic 842 in a manner to be appropriately prepared for its implementation on or before January 1, 2019.

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Classification Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company expects the implementation of this standard to have an impact on the Company’s consolidated financial statements and related disclosures as the Company had restricted cash on our balance sheet of $200 as of December 31, 2017, and currently do not present the amount as a cash equivalent in our consolidated statements of cash flows.

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

NOTE 3. INVESTMENT IN ETON PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In May 2017, the Company entered into two asset purchase and license agreements (the “Eton License Agreements”) with its previously wholly owned subsidiary, Eton Pharmaceuticals, Inc. Pursuant to the terms of the Eton License Agreements, the Company assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license formulations of synthetic corticotropin and injectable pentoxifylline (collectively, the “Eton Products”). Eton is required to make royalty payments to the Company of six percent (6%) of net sales of the Eton Products while any patent rights remain outstanding and then three percent (3%) of net sales in the event patent claims are not issued. In addition, Eton is required to make certain milestone payments to the Company including payments of $50 upon initial patent issuances for each Eton Product. The Eton License Agreements were conditioned upon Eton receiving net proceeds of the sale of its equity securities of not less than $10,000, which occurred in June 2017. See also Note 2, under the subheading Investment in Eton Pharmaceuticals, Inc.

On May 1, 2017, the Company and Eton entered into a Management Services Agreement (the “MSA”), whereby the Company provided to Eton certain administrative services and support, including bookkeeping, web services and human resources related activities, and Eton will pay the Company a monthly amount of $10. A 30-day notice of termination was delivered to the Company on August 29, 2017. Eton paid the Company $40 for services under the MSA.

As of December 31, 2017, the Company was due $50 from Eton for amounts due related a milestone payment under the Eton Licenses Agreement for the issuance of certain patent rights, this amount is included in license revenues and other current assets on the accompanying consolidated financial statements.

The Company owns approximately 27% of the voting interests in Eton. The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) have entered into consulting agreements with Eton.

The unaudited condensed results of operations information of Eton is summarized below (in thousands):

From the period beginning April 27, 2017 (inception) to December 31, 2017
Revenues, net	$-
Loss from operations	8,036
Net loss	$(8,036)

The unaudited condensed balance sheet information of Eton is summarized below (in thousands):

At December 31, 2017
Current assets	$13,440
Total assets	13,440

Current liabilities	764
Stockholders’ equity	12,676
Total liabilities and stockholders’ equity	$13,440

NOTE 4. RESTRICTED CASH

The restricted cash at December 31, 2017 and 2016 consisted of funds held in a money market account. At December 31, 2017 and 2016, the restricted cash was recorded at amortized cost, which approximates fair value.

At December 31, 2017 and 2016, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016

Raw materials	$956	$669
Finished goods	1,293	1,172
Total inventories	$2,249	$1,841

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2017	December 31, 2016
Prepaid insurance	$164	$315
Other prepaid expenses	426	517
Deposits and other current assets	124	106
Total prepaid expenses and other current assets	$714	$938

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

Under the terms of the PA Agreement, the Buyers, upon closing, paid to the Company an aggregate cash amount of $40. In addition, the Buyers are obligated to pay the remaining $410 pursuant to a note bearing interest at 6% per annum (the “Sellers Note”). The Buyers are required to make forty-eight monthly cash payments to the Company of $10 following the closing, totaling $462; provided however, that the Buyer had the option to make a one-time payment of $365 any time prior to December 31, 2017, and the Company would have waive any remaining amounts due on the Sellers Note. The principal amount of the Sellers Note was also subject to post-closing adjustment through December 31, 2017, if certain criteria were met, however, that period ended and no adjustments were made. There was $400 due under the Sellers Note as of December 31, 2017, which has not yet been paid.

At December 31, 2017, future minimum payments to the Company under its note receivable were as follows:

Amount
2018	$135
2019	116
2020	116
2021	77
Total minimum note receivable, including interest	444
Less: amount representing interest income	47
Present value of future minimum note receivable	397
Less: current portion	95
Note receivable net of current portion	$302

The Company recorded a loss of $69 during the year ended December 31, 2017, related to the sale of the PA Assets.

In June 2017, in a separate transaction, the Company entered into an agreement to sell certain equipment to a third party for amount of $60 and closed the transaction in July 2017. The Company recorded a loss related to equipment of $52 during the year ended December 31, 2017.

Assets sold during the year ended December 31, 2017 consisted of the following:

December 31, 2017
Inventories	$413
Furniture and equipment	226
639
Loss on asset sale	(127)
Assets sold	$512

In February 2017, the Company entered into a stock purchase agreement (the “SPA”) with Livernois & London, LLC (“Livernois”). Pursuant to the terms of the SPA, the Company sold to Livernois 100% of the issued and outstanding shares of common stock of its Texas based subsidiary, ImprimisRx TX, Inc. dba ImprimisRx (“Imprimis TX”). The SPA did not transfer to Livernois any of the Company’s rights to intellectual property, products, clients, nor any of its existing business operations. As consideration for the purchase of Imprimis TX, Livernois paid the Company $10 and the Company assigned, and Livernois assumed, the remaining lease obligation totaling $113 for the Texas based facility. The Company recorded a loss of $173 from the sale of Imprimis TX for the year ended December 31, 2017, which is included in the accompanying consolidated statements of operations.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Property, plant and equipment, net;
Computer software and hardware	$1,239	$831
Furniture and equipment	377	424
Lab and pharmacy equipment	2,545	2,559
Leasehold improvements	4,810	4,836
	8,971	8,650
Accumulated depreciation and amortization	(2,756)	(1,355)
	$6,215	$7,295

The Company recorded depreciation and amortization expense of $1,401 and $1,055 during the years ended December 31, 2017 and 2016, respectively.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2017 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$365	$(21)	$-	$344
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	276	-	-	276
Customer relationships	3-15 years	2,998	(813)	(15)	2,170
Trade name	5 years	16	(9)	(1)	6
Non-competition clause	3-4 years	294	(273)	(20)	1
State pharmacy licenses	25 years	45	(4)	(28)	13
		$4,044	$(1,120)	$(64)	$2,860

Amortization expense for intangible assets for the year ended December 31 was as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Patents	$15	$5
Customer relationships	257	255
Trade name	3	3
Non-competition clause	87	86
State pharmacy licenses	2	2
	$364	$351

Estimated future amortization expense for the Company’s intangible assets at December 31, 2017 is as follows:

Years ending December 31,
2018	$228
2019	225
2020	222
2021	222
2022	222
Thereafter	1,741
$2,860

The changes in the carrying value of the Company’s goodwill during the years ended December 31, 2017 and 2016 were as follows:

Balance at January 1, 2016	$2,466
Impairment of ImprimisRx TX	(239)
Balance at December 31, 2016	$2,227
No changes	-
Balance at December 31, 2017	$2,227

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Accounts payable	$3,241	$2,999
Deferred rent	388	412
Accrued interest (see Note 11)	256	116
Accrued exit fee for notes payable (see Note 11)	800	667
Building lease liability	-	11
Total accounts payable and accrued expenses	4,685	4,205
Less: Current portion	(3,885)	(3,538)
Non-current total accrued expenses	$800	$667

NOTE 11. DEBT

LSAF Senior Note – 2015

On May 11, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (the “LSAF”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, as amended in January 2016 and December 2016 (see further description of December 2016 amendment below), LSAF made available to the Company a term loan in the aggregate principal amount of up to $10,000, all of which was drawn on May 11, 2015. The term loan bore interest at a fixed per-annum rate of 12.5% and allowed for 2% of the interest to be paid-in-kind until December 2016. The Company was permitted to pay interest only until June 1, 2017. The Company was required to pay interest, plus repayments of the principal amount of the term loan, in 20 equal monthly installments. All amounts owed under the Loan Agreement, including a final fee of 5% of the aggregate principal amount of the term loan and prepayment fees of up to 1% of the principal balance were due on January 1, 2019. The Company incurred expenses of approximately $1,066 in connection with the Loan Agreement. The final fee and expenses were amortized as interest expense over the term of the debt using the interest method and the related liability of $667 for the final fee, as of December 31, 2016, is included in accrued expenses (see Note 10) in the accompanying consolidated balance sheets.

In connection with the Loan Agreement, the Company issued to LSAF a warrant to purchase up to 125,000 shares of the Company’s common stock, which is exercisable immediately, has an exercise price of $7.85 per share upon issuance and has a term of 10 years. The relative fair value of the warrants was approximately $840 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $7.97 per share; ten-year contractual term; 109% volatility; 0% dividend rate; and a risk-free interest rate of 1.25%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheet. The debt discount is being amortized to interest expense over the term of the debt using the effective interest rate method. As described further, this warrant was amended in January 2016 and December 2016.

Convertible Senior Note and Exchange Agreement – 2016

On January 22, 2016, the Company entered into a note purchase agreement (the “NPA”) with, and issued an 8.00% Convertible Senior Secured Note (“Convertible Note”) in the principal amount of $3,000 to LSAF. Pursuant to the terms of the NPA, on the date thereof, the Company issued the Convertible Note to LSAF and, as consideration therefor, LSAF paid the Company in cash the full principal amount of the Convertible Note. The Company incurred expenses of approximately $228 in connection with the Convertible Note and these expenses were recorded as a debt discount. The debt discount was being amortized as interest expense over the term of the debt using the effective interest rate method.

Pursuant to the terms of the Convertible Note, the Company was obligated to pay interest on the principal amount of the Convertible Note monthly in cash at a fixed per-annum rate of 8.00%, and the Company was obligated to repay the full principal amount of the Convertible Note in cash on May 11, 2021. The Company was permitted to redeem the Convertible Note prior to its maturity at any time on or after March 1, 2018 for cash purchase prices equal to 109% - 105% of the outstanding principal amount of the Convertible Note, depending on the date of redemption. The Convertible Note was initially convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of approximately $5.90 and subject to anti-dilution adjustment upon the Company’s first equity financing while the Convertible Note is outstanding in which it receives gross proceeds of at least $3,000, if such equity financing is completed at a per share price that is less than the conversion rate of the Convertible Note, and also subject to adjustment upon stock combinations or splits, certain recapitalizations, stock or cash dividends or other distributions of property or equity rights. Additionally, in the event of certain change of control events affecting the Company, the Company may be required, at the option of LSAF, to repurchase the Convertible Note in cash for the greater of 105% of the outstanding principal amount of the Convertible Note or the value of the shares of common stock issuable upon conversion of the Convertible Note. The fair value of the conversion feature was $2,322 and was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheet (see also Note 13). The debt discount is being amortized to interest expense over the term of the debt using the effective interest method.

In connection and concurrently with the execution of the NPA and the issuance of the Convertible Note, the Company and LSAF also entered into an amendment (the “Loan Agreement Amendment”) to the Loan Agreement (see above). The Loan Agreement Amendment modifies the terms of the Loan Agreement in order to eliminate the potential borrowing of a second term loan thereunder and to permit the Company to issue the Convertible Note. Additionally, the Company and LSAF entered into an amendment (the “Warrant Amendment”) to the warrants that were issued to LSAF in connection with the Loan Agreement. The Warrant Amendment modifies the terms of the warrants in order to reduce the exercise price thereof to $5.90 per share, which is consistent with the initial conversion rate of the Convertible Note, and to add an anti-dilution adjustment provision that is consistent with the same such provision in the Convertible Note.

On March 16, 2016, upon the closing of the Offering (see Note 13) and pursuant to the anti-dilution adjustment provisions of the Convertible Note and the Warrant Amendment, the effective conversion price of the Convertible Note was adjusted to approximately $3.60, and the exercise price of the warrants was adjusted to $3.60 per share (see also Note 13 for further accounting discussion of the warrant exercise price and conversion provisions and related derivative liabilities). The warrant was amended again in December 2016, to adjust the exercise price to $1.79 per share, in connection with the Exchange Agreement (described below).

On December 27, 2016, the Company entered into a third amendment (the “Amendment”) to the Loan Agreement with LSAF. Concurrently with entering into and related to the Amendment, the Company and LSAF also entered into an Exchange and Discharge Agreement (the “Exchange Agreement”). The Amendment and Exchange Agreement, among other things, primarily allowed for the Company and LSAF to exchange the Convertible Note for a $3,000 term loan (the “Term B Loan”). The Term B Loan was issued in exchange for, and not funded separately, cancellation and discharge of all indebtedness related to the Convertible Note. Terms, conditions and security interests of the Term B Loan are substantially equal to those of the Loan Agreement. The Amendment also amended certain terms and definitions associated with prepayment, payment schedule, amortization periods and defined the outstanding principal amounts due to LSAF under the Loan Agreement and Term B Loan, including any interest that has been paid in kind of the principal balance, in aggregate, as $13,332. In connection with the Exchange Agreement, during the year ended December 31, 2016, the Company recorded early extinguishment expense of $1,966 for remaining unamortized debt discounts related to the Convertible Note at the time of the Exchange Agreement.

SWK Senior Note and LSAF Payoff – 2017

In July 2017, the Company entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (“SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five-year term, however, such term may be reduced to four years if certain revenue requirements are not achieved. Concurrently with the funding, the Company utilized a portion of the SWK Loan funds as full payment to an affiliate of LSAF to terminate all amounts due to LSAF in connection with the LSAF related loans (Loan Agreement and Term B Loan). In total, including previously made principal payments, the Company made payments of $13,999 to pay-off the LSAF related loans and expenses, which also included the previously accrued exit fee, interest paid in kind and other expenses related to the payoff. The Company also recorded a loss on early extinguishment of debt during the year ended December 31, 2017 of $884 related to the pay-off.

The SWK Loan bears interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permits the Company to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period may be reduced to four payments if the Company does not meet certain minimum revenue requirements. Following the interest-only period, the Company will be required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due and payable on July 19, 2022, or if certain revenue requirements are not met, July 19, 2021. The Company may elect to prepay all, but not less than all, of the amounts owed under the SWK Loan Agreement prior to the maturity date at any time after July 19, 2019. If certain revenue requirements are not met, the Company may be allowed to prepay the loan from July 19, 2018 to July 19, 2019, provided that a prepayment fee equal to 6% of the principal amount of the loan will also be due. The Company is also obligated under the SWK Loan Agreement to pay for certain expenses incurred by the SWK Lender through and after the date of the SWK Loan Agreement, including certain fees and expenses relating to the preparation and administration of the SWK Loan Agreement. The Company incurred expenses and final fee of approximately $1,282 in connection with the Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the debt using the effective interest rate method and the related liability of $800 for the final fee is included in accrued expenses (see Note 10) in the accompanying consolidated balance sheet as of December 31, 2017.

In connection with the SWK Loan Agreement, the Company issued to SWK warrants to purchase up to 415,586 shares of the Company’s common stock (the “Lender Warrants”) with an exercise price of $3.08. In August 2017, the Company and SWK amended the warrants, to allow for the purchase up to 615,386 warrants with an exercise price of $2.08. The Lender Warrants are exercisable immediately, and have a term of 7 years. The Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the Lender Warrants were approximately $982 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $2.08 per share; seven-year contractual term; 113.5% volatility; 0% dividend rate; and a risk-free interest rate of 1.77%.

For the years ended December 31, 2017 and 2016, debt discount amortization related to notes payable were $811 and $970, respectively.

Notes payable at December 31, 2017 were as follows:

December 31, 2017
SWK note	$16,000
Less: Discount on note	(1,992)
Less: Current portion	-
Long-term portion	$14,008

Future minimum payments under notes payable outstanding at December 31, 2017 are as follows:

Year Ending December 31,	Amount
2018	$1,947
2019	3,657
2020	3,440
2021	3,214
2022	11,201
Total minimum payments	23,459
Less: amount representing interest	(7,459)
Notes payable, gross	$16,000

NOTE 12. CAPITAL LEASE OBLIGATION

On August 9, 2016, the Company entered into a commercial lease agreement (the “Lease Agreement”) with Essex Capital Corporation (“Essex”). Pursuant to the terms of the Lease Agreement, the Company sold certain equipment (the “Equipment”) to Essex for a total purchase price of approximately $2,000, which was then leased back to the Company under a thirty-six month term net basis lease with monthly payments of approximately $64. The fair value of equipment sold and then leased under the Lease Agreement totaled approximately $2,000. The lease term may be extended for an additional twelve month period in the event the Company achieves certain financial milestones. The Company has the right to purchase the Equipment from Essex upon the expiration of the Lease Agreement for a purchase price equal to the Equipment’s then fair market value, with such fair market value not to exceed fifteen percent of the original Equipment value on August 9, 2016. If the Equipment is not purchased at the end of the term, the Company may automatically extend the lease on a month-to-month basis or return the Equipment and terminate the Lease Agreement. The Company expects to purchase the Equipment at the end of the term of the lease and has accrued the final payment amount of $300. The Company also incurred expenses of approximately $67 in connection with the Lease Agreement. The issuance costs were recorded as a discount. The discount is being amortized as interest expense over the term of the lease using the effective interest method. The Company used an interest rate of 16.8% for calculation of the present value of the future minimum payments under the Lease Agreement. For the years ended December 31, 2017 and 2016, debt discount amortization related to the Lease Agreement was $167 and $90, respectively, and is included in interest expense in the accompanying consolidated statement of operations.

At December 31, 2017, future payments under the Company’s capital lease were as follows:

Amount
2018	$773
2019	751
Total minimum lease payments	1,524
Less: amount representing interest payments	(96)
Present value of future minimum lease payment	1,427
Less: unamortized discount	(110)
1,317
Less: current portion, net of unamortized discount	(598)
Capital lease obligation net of current portion and unamortized discount	$720

The value of the equipment under capital leases as of December 31, 2017 and 2016 was $2,070, with related accumulated depreciation of $444 and $293, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

At December 31, 2017 and 2016, the Company had 90,000,000 shares of common stock, $0.001 par value, authorized.

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

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 57,042 shares of common stock and received net proceeds of $212, after deducting $20 for sales commission and offering expenses, under the Sales Agreement during the year ended December 31, 2016.

In May 2016, we issued 75,000 shares of the Company’s common stock, with a fair value of $302, as a contingent payment related to the acquisition of PC (see Note 17).

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

During the year ended December 31, 2017, 24,421 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Issuances During the Year Ended December 31, 2017

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

The Company sold 557,714 shares of common stock and received net proceeds of $1,124, after deducting $35 for sales commission and offering expenses, under the Sales Agreement during the year ended December 31, 2017, leaving an aggregate of $8,040 available for future sales of shares thereunder as of December 31, 2017.

During the year ended December 31, 2017, 56,822 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Preferred Stock

At December 31, 2017 and 2016, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options still outstanding and previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plan”). As of December 31, 2017, the 2017 Plan provide for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company had 1,997,500 shares available for future issuances under the 2017 Plan at December 31, 2017.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2017 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2017	2,013,313	$6.20
Options granted	538,000	$2.37
Options exercised	-	$-
Options cancelled/forfeit	(291,334)	$4.45
Options outstanding - December 31, 2017	2,259,979	$5.51	6.11	$1
Options exercisable	989,664	$5.74	6.38	$-
Options vested and expected to vest	2,137,854	$5.51	6.12	$1

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2017, based on the closing price of the Company’s common stock of $1.70 on that date.

During 2017 and 2016, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms ranging from five to 10 years. Vesting terms for options granted in 2017 and 2016 to employees and consultants typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2017	2016
Weighted-average fair value of options granted	$2.04	$3.91
Expected terms (in years)	5.81 - 6.11	5.81 - 6.11
Expected volatility	112 - 117%	101 - 112%
Risk-free interest rate	1.77 - 2.01%	1.07 - 1.70%
Dividend yield	-	-

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to consultants:

2016
Weighted-average fair value of options granted	$6.18
Expected terms (in years)	10
Expected volatility	109%
Risk-free interest rate	1.06%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	584,500	8.15	$2.18	197,997	$2.35
$3.20 - $4.50	539,906	7.94	$3.97	286,855	$3.99
$5.49 - $6.36	106,536	5.61	$5.95	103,092	$5.97
$6.64 - $8.99	1,024,007	4.05	$7.98	396,690	$8.18
$42.80	5,030	2.62	$42.80	5,030	$42.80
$1.47 - $42.80	2,259,979	6.11	$5.51	989,664	$5.74

As of December 31, 2017, there was approximately $4,103 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The stock-based compensation for all stock options was $1,672 and $2,159 during the years ended December 31, 2017 and 2016, respectively.

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

Grants During the Year Ended December 31, 2016

In April 2016, the Company granted performance-based RSU awards to its CEO, Mark L. Baum, of up to 1,050,000 performance stock units and to its CFO, Andrew R. Boll, of up to 157,500 performance stock units. The performance stock units will vest on the fifth anniversary of the grant date, subject to Mr. Baum’s and Mr. Boll’s continued employment with the Company, respectively, and may vest earlier if the Company achieves and maintains certain stock price targets during the five-year period following the grant date or upon a change in control if the performance-based equity award is not assumed, continued or substituted for by the acquiring entity. The market-based accelerated vesting criteria are broken into five equal tranches and require that the Company achieve and maintain certain stock price targets ranging from $9 per share to $15 per share during the five-year period following the grant date. These market-based accelerated vesting conditions and share amounts (in aggregate) are set forth below:

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

During the year ended December 31, 2016, the Company granted an aggregate of 63,450 RSUs to its non-employee directors valued at $250. These RSUs vest in equal quarterly installments over a one-year period subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

Grants During the Year Ended December 31, 2017

During the year ended December 31, 2017, the Company granted an aggregate of 62,892 RSUs to its non-employee directors valued at $200. These RSUs vest in equal quarterly installments over a one-year period subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2017	1,292,876	$2.43
RSUs granted	62,892	3.18
RSUs vested	(56,822)	$3.94
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2017	1,298,946	$2.42

As of December 31, 2017, the total unrecognized compensation expense related to unvested RSUs was approximately $1,326 which is expected to be recognized over a weighted-average period of 0.9 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $1,211 and $1,539 during the years ended December 31, 2017 and 2016, respectively.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Employees - selling and marketing	$449	$498
Employees - general and administrative	2,229	2,954
Directors - general and administrative	205	221
Consultants - selling and marketing	60	-
Other - general and administrative	-	115
Total	$2,943	$3,788

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 11), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2017 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price
Warrants outstanding - January 1, 2017	5,748,829	$1.91
Granted	615,386	2.08
Exercised	(100,000)	1.79
Expired	-
Warrants outstanding and exercisable - December 31, 2017	6,264,215	$1.93
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2017	2.52

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted during the year ended December 31, 2016 related to settlement agreements:

2016
Weighted-average fair value of warrants granted	2.88
Expected terms (in years)	5
Expected volatility	106%
Risk-free interest rate	0.79%
Dividend yield	-

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted during the year ended December 31, 2017 related to loan agreements:

2017
Weighted-average fair value of warrants granted	$1.70
Expected terms (in years)	7.00
Expected volatility	113.5%
Risk-free interest rate	1.77%
Dividend yield	-

All warrants outstanding as of December 31, 2017 are included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Underwriter warrants	2/7/2013	55,688	$5.25	55,688	2/7/2018
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	210,313	12/27/2019
PIPE Investor Warrants	12/27/2016	5,157,828	$1.79	5,157,828	12/27/2019
Lender warrants (see Note 11)	7/19/2017	615,386	$2.08	615,386	7/19/2024
		6,264,215	$1.93	6,264,215

NOTE 14. DERIVATIVE INSTRUMENTS

During the year ended December 31, 2016, the Company modified certain common stock purchase warrants issued in conjunction with debt which are detachable, or free standing, instruments. The warrants were considered a derivative liability upon modification and the estimated fair value of the warrants was reclassified from equity to liabilities. In addition, the Company recorded a derivative liability and debt discount associated with the estimated fair value of the embedded conversion feature in the Convertible Note (see Note 11). Both instruments contained a provision which allowed for one-time adjustments to their exercise or conversion prices. The one-time adjustment occurred upon the closing of the Company’s underwritten public offering of its common stock (see Note 13), on March 16, 2016, whereby the conversion and exercise prices were adjusted from $5.90 to $3.60 per share. At the time of the one-time adjustment, the Company reclassified the derivative liabilities to equity based on their then estimated fair value at that time. The Company estimated the fair value of the derivative liabilities utilizing Level 3 inputs. The Company used the Black-Scholes-Merton option pricing model as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk-free rates) necessary to value these instruments.

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

December 31, 2016
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

NOTE 15. INCOME TAXES

The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The provision for income taxes for the years ended December 31, 2017 and 2016 are summarized below:

	December 31, 2017	December 31, 2016
Current:
Federal	$-	$-
State	5	8
Total current	$5	$8

Deferred:
Federal	$6,474	$(5,623)
State	(283)	(1,713)
Change in valuation allowance	(7,126)	7,225
Total deferred	(935)	(111)
Income tax provision (benefit)	$(930)	$(103)

Income tax expense for the years ended December 31, 2017 and 2016, are recorded in the general and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31, 2017	December 31, 2016
U.S. federal statutory tax rate	35.00%	35.00%
Benefit of lower tax brackets	(1.00)%	(1.00)%
State tax benefit, net	1.60%	0.08%
Research and development credits	0.00%	0.00%
Employee stock based compensation	(0.84)%	(1.47)%
Loss on debt conversion	(2.39)%	0.00%
Capitalization of Subsidiary	0.00%	0.00%
Change in Rate	(62.97)%	0.00%
Other	3.04%	(0.18)%
Valuation allowance	34.82%	(31.89)%
Effective income tax rate	7.26%	0.54%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets (liabilities):
NOL’s	$17,405	$21,555
Depreciation and amortization	58	199
Other	351	398
Research & development credits	596	556
Deferred stock compensation	2,534	3,875
Basis Difference in Eton	(985)	-
Park stock purchase identifiable intangibles	(501)	(936)
Unrealized gain or loss on investments	-	-
Total deferred tax assets, net	19,458	25,647
Valuation allowance	(19,458)	(26,583)
Net deferred tax liabilities	$-	$(936)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $7.1 and increased by approximately $7.2 during 2017 and 2016, respectively.

As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $62,899 and federal research and development tax credits of approximately $354. Under new tax law, federal NOLs can be carried forward indefinitely for losses incurred after December 31, 2017. Losses incurred prior to the effective date are still subject to the 20 year carryforward. The federal research credits will expire beginning in the year 2026. As of December 31, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $59,215 which expire beginning in the year 2017 and state research and development tax credits of approximately $305 which do not expire.

In March 2016, the FASB issued ASU 2016-09, Improvement to Employee Share – Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax provision or in additional paid-in capital. The Company’s deferred tax asset at December 31, 2017 did not include any excess tax benefits from employee stock option exercises, which are a component of the federal and state net operating loss carryforwards and on a go forward basis the excess tax benefits will be recognized as a component of income tax expense.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses ad credits before their utilization.

In June 2006, the FASB issued interpretation ASC 740-10-50, Accounting for Uncertainty in Income Tax. This pronouncement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10-50, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction. The Company adopted ASC 740-10-50 effective January 1, 2009. In accordance with ASC 740-10-50, the Company is classifying interest and penalties as a component of tax expense.

The Company did not have any unrecognized tax benefits as of December 31, 2017 and 2016, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2016.

A reconciliation of the change in the UTB balance from January 1, 2017 to December 31, 2017 is as follows:

Fed & State Tax
Balance at January 1, 2017	$-
Additions for tax positions related to current year	-
Additions/(reductions) for tax positions related to prior years	$-

Balance at December 31, 2017	$-

Total unrecognized tax benefits as of December 31, 2017	$-

On December 27, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given the current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the consolidated balance sheet. However, when the Company becomes profitable, it will receive a reduced benefit from such deferred tax assets. The effect of the legislation was a reduction in the deferred tax assets and the corresponding valuation allowance of approximately $8,059.

NOTE 16. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $288 and $248 to the plan during the years ended December 31, 2017 and 2016, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Contingent Acquisition Obligation

On April 1, 2014, the Company acquired all of the outstanding membership interests of Pharmacy Creations, LLC (“PC”). The sellers of PC, were entitled to receive certain payments, including contingent consideration upon certain conditions. The estimated fair value of the contingent acquisition obligation was $483 and included in the contingent acquisition obligation in the accompanying balance sheet at December 31, 2015. During May 2016, the Company paid the sellers of PC $100 in cash and 75,000 shares of its common stock with a fair value of $302, as payment in full related to the contingent acquisition obligation. Related to the payment of the contingent acquisition obligation the Company recorded a gain of $81 during the year ended December 31, 2016, which is included in other income, net in the accompanying consolidated statement of operations.

Operating Leases

In May 2014, the Company entered into a lease agreement for 7,565 square feet of office space that commenced on September 1, 2014. In May 2017, the Company entered into an amended lease agreement, to lease an additional 2,635 square feet (10,200 square feet in total). Monthly rent following the amendment is $29, with a 3% increase in the base rent amount on an annual basis. The lease agreement allows for the monthly rent amount to be abated for two months at various times during the lease agreement and expires on December 31, 2021, and includes an option to extend the lease through December 31, 2027.

In January 2015, the Company entered into a commercial lease agreement, for the lease to Park of approximately 4,500 square feet of laboratory and office space. The monthly rent amount is $10 and includes annual increases of approximately 3%. The current lease term expires on December 31, 2020 and includes 2 options that allow for the lease term to be extended 10 additional years beyond the stated expiration date.

In February 2015, the Company entered into a lease agreement for approximately 8,600 square feet of laboratory, warehouse and office space in Ledgewood, New Jersey. The Company amended the lease agreement in July 2017, to add approximately 7,000 square feet of additional space. The lease term expires on July 31, 2022, and includes 2 options that allow for the lease term to be extended 10 additional years beyond the stated expiration date. The monthly rent amount is $15 and includes annual increases of approximately 3.75%, and the lease allowed for the first five months of rent amounts to be abated.

Rent expense for the years ended December 31, 2017 and 2016 was $649 and $668, respectively. The following represents future annual minimum lease payments, as of December 31, 2017:

2018	$697
2019	697
2020	697
2021	571
2022	111
Total	$2,773

Legal

Urigen, et. al, Litigation

On October 2014, the Company entered into a license agreement (the “Urigen License”) with Urigen Pharmaceuticals, Inc. (“Urigen”) for a license of certain U.S. patents and patent applications to develop and sell in the U.S. Urigen’s URG101 product, a heparin and alkalinized lidocaine compounded formulation for the prevention or treatment of disorders of the lower urinary tract. The Company, as the plaintiff, filed a civil action in the San Diego Superior Court against Urigen in December 2015, wherein the Company outlined serious concerns regarding material failures and inaccuracies of the representation and warranties provided by Urigen in the Urigen License, which have affected the Company’s ability to realize the expected benefit of the Urigen License. Urigen filed a cross-complaint in April 2016 for breach of contract asserting unpaid royalties totaling $698 and requesting a decree to cancel the Urigen Agreement. The Company filed another complaint in May 2016 with the U.S. District Court for the Southern District of California for declaratory judgment of the invalidity of the core patent filing related to Urigen’s URG 101. In June 2016, the Company received notice from Urigen of their election to terminate the Urigen License. In November 2016, the Company and Urigen entered into a settlement and mutual release agreement whereby all parties agreed to settle all disputes related to the Urigen License and associated litigation matters, the Company agreed to make a one-time payment to Urigen related to past sales of Urigen’s URG101 product and to cease selling the URG101 product over a certain period of time. During the year ended December 31, 2016, the Company recorded a gain related to the settlement with Urigen totaling $551 which is included in other income, net in the accompanying consolidated statement of operations.

Corwin, Kammer, et. al. Litigation

In February 2014, Robert Kammer (“Kammer”), the Company’s Chairman of the Board, filed a lawsuit in the San Diego Superior Court against Merlyn Corwin (“Corwin”) to enforce his contract rights related to a settlement agreement the parties had previously entered into involving shares of the Company’s common stock. Corwin filed an answer to the complaint in March 2014 and in June 2014 filed the first amended cross complaint adding the Company as a cross-defendant. In August 2014, Corwin filed a seconded amended cross complaint (the “SACC”) which added Mark Baum (“Baum”), the Company’s Chief Executive Officer, and an individual who previously provided consulting services to the Company as additional cross-defendants. The SACC alleged numerous causes of action including securities fraud, concealment, misrepresentations, inducement of misrepresentations, rescission – undue influence, intentional infliction of emotional distress and declaratory relief of invalidity of the settlement agreement. In September 2014, the Company and Baum filed an anti-strategic lawsuit against public participation motion (“Anti-SLAPP”), arguing all allegations in the SACC were based on protected activity under the litigation privilege. Kammer also filed an Anti-SLAPP motion in October 2014. In November 2014, the Company, Baum and Kammer were granted both Anti-SLAPP motions, with the ruling judge deciding that the parties successfully demonstrated that the allegations arose from activity protected by the litigation privilege. The judge further found that the evidence Corwin relied upon in her arguments failed to demonstrate a probability that she could prevail on any of the claims. The court then ordered Corwin to pay the Company’s and Baum’s attorney fees and the case was dismissed. In May 2015, Corwin filed an appeal and in November 2015, the appellate court reversed the Anti-SLAPP decision of the trial court. In April 2016, the Company and Baum filed a demurrer to the SACC. The court ordered a ruling on the demurrer in June 2016, dismissing most of the causes of action against Baum and the Company, but leaving the claim for fraud by concealment and intentional infliction of emotional distress. In August 2016, all parties related to this litigation entered into a settlement and mutual release agreement, whereby all parties agreed to settle all disputes and release one another of any legal claims. The Company issued 40,000 at-the-money warrants (see Note 13) as part of the settlement consideration. The estimated fair value of the warrant (see Note 13) and associated legal expenses were recorded in general and administrative expenses during the year ended December 31, 2016 in the accompanying consolidated statement of operations.

Dr. Sobol Litigation

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. The case is currently in the discovery phase, and the Company expects Dr. Sobol to likely request the court to certify the class at some point, possibly during 2018. The Company believes the claims are frivolous and have previously and will continue to dispute all claims against it and intends to vigorously defend these allegations.

Allergan USA Litigation

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and other state laws. In December, the Company filed counterclaims against Allergan alleging similar violations under the federal Lanham Act and other state laws and the case is currently in the beginning stages of discovery, with a trial date set for April 2019. The Company has previously and continues to dispute all claims against it and intends to vigorously defend these allegations.

Spectrum Litigation

In February 2018, the Company filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between the Company and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and to date, Spectrum has provided the Company no response nor filed any answer with the Court. We intend to fully purse any and all legal remedies available to us against Spectrum.

General and Other

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property disputes, employment, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on the Company’s consolidated financial position and results of operations.

During the year ended December 31, 2017, the Company estimated and accrued costs totaling $450 related to expected settlement costs for litigation matters, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $50 in cash during the year ended December 31, 2017, and was due an additional $19 at December 31, 2017. Dr. Lindstrom is a member of the Company’s Board of Directors, chairman of its Compensation Committee and a member of its Nomination and Corporate Governance Committee.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. No stock based payments were made and $183 were incurred under these agreements for commission expenses during the year ended December 31, 2017.

Asset Purchase, License and Related Agreements

The Company has acquired and sourced intellectual property rights related to certain proprietary innovations from certain inventors and related parties (the “Inventors”) through multiple asset purchase agreements, license agreements, strategic agreements and commission agreements. In general, these agreements provide that the Inventors will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, the Company has acquired a right of first refusal on additional intellectual property and drug development opportunities presented by these Inventors.

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $108 and $3 were accrued in accounts payable and accrued expenses under these agreements for royalty expenses incurred during the years ended December 31, 2017 and 2016, respectively.

NOTE 18. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates the business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services and drug development. While the Company is described as having certain individual businesses, in general, those business operations often overlap, decisions and resources may be intermingled between components and discrete financial information about the businesses, on an individual basis, is not available. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2017 and 2016 are attributed to the United States. All long-lived assets at December 31, 2017 and 2016 are located in the United States.

The Company sells its compounded formulations to a large number of customers. No single customer contributed 10% or more of the Company’s total pharmacy sales in the years ended December 31, 2017 and 2016.

The Company receives its active pharmaceutical ingredients from three main suppliers during the years ended December 31, 2017 and 2016. These suppliers collectively accounted for 68% and 69% of drug and chemical purchases during the years ended December 31, 2017 and 2016, respectively.

NOTE 19. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2017 through the filing date of this Annual Report on Form 10-K (the “Annual Report”). Based on its evaluation, nothing other than the events described below needs to be disclosed.

In January 2018, the Company sold 33,800 shares of common stock under the Sales Agreement and received net proceeds of $57, after deducting offering related expenses and commissions.

In January 2018, the Company issued 25,273 shares of its restricted common stock, with a fair value of $44, in lieu of a cash payment for royalty expenses.

Restricted stock units granted in February 2015 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2018, 30,000 shares the Company’s common stock were issued to Mr. Boll.

Restricted stock units granted in February 2015 to John P. Saharek, the Company’s Chief Commercial Officer, vested, and in February 2018, 30,000 shares the Company’s common stock were issued to Mr. Saharek.

In March 2018, the Company issued 35,427 shares of its restricted common stock, with a fair value of $64, in lieu of a cash payment for royalty expenses.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
2.2	Membership Interest Purchase Agreement, dated February 10, 2014, among John Scott Karolchyk and Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 11, 2014)
2.3	Stock Purchase Agreement, dated as of November 26, 2014, by and between Imprimis Pharmaceuticals, Inc., and Dennis Saadeh and Tina Sulic-Saadeh (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 2, 2014)
2.4	Stock Purchase Agreement, effective as of July 10, 2015, by and between Imprimis Pharmaceuticals, Inc. and Jonathan Nguyen and Julie Trinh, to acquire all of the outstanding capital stock of JT Pharmacy, Inc. D/B/A Central Allen Pharmacy and completed on August 4, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014
3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.7	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)
10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.9#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.10	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)
10.11#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.12#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.13+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)
10.14+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.15	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.16+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.17	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.18	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.19	License Agreement, dated as of October 24, 2014, by and between Imprimis Pharmaceuticals, Inc. and Urigen Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on October 29, 2014)
10.20#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.21#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.22#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.23	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.24	Loan and Security Agreement, dated May 11, 2015, by and between Imprimis Pharmaceuticals and IMMY Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.25	License Agreement dated as of August 11, 2015, between Imprimis Pharmaceuticals, Inc. and Advance Dosage Forms, Inc. and John DiGenova (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)
10.26	Asset Purchase Agreement originally dated September 23, 2015 and subsequently amended on October 15, 2015, between ImprimisRx PA, Inc. (“ImprimisRx PA”), a Delaware corporation and a wholly-owned subsidiary of Imprimis Pharmaceuticals, Inc. and Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 12, 2015)
10.27	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2015, by and between Imprimis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 27, 2015)
10.28	PCCA Commission Agreement, dated December 21, 2015, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc.
10.29	8.00% Convertible Senior Secured Note issued on January 22, 2016 by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.30	Note Purchase Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.31	Second Amendment to Loan and Security Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.32	Amendment to Warrant to Purchase Stock dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.33	Underwriting Agreement, dated as of March 11, 2016, by and between Imprimis Pharmaceuticals, Inc. and National Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 11, 2016)
10.34	Securities Purchase Agreement, dated December 19, 2016, between the Registrant and the Investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)
10.35	Form of Registration Rights Agreement between the Registrant and the Investors party thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)
10.36	Form of Investor Warrant (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)
10.37	Third Amendment to Loan and Security Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.38	Exchange and Discharge Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.39	Warrant Amendment to Purchase Stock, dated December 27, 2016, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.40	Stock Purchase Agreement dated February 13, 2017 between Imprimis Pharmaceuticals, Inc. and Livernois & London, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 17, 2017)
10.41	Form of Securities Purchase Agreement, dated March 21, 2017, between the Registrant and the Investors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 22, 2017)
10.42	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)
10.43	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)
10.44	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)
10.45	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.46	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.47	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.48	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Clayton Edwards (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.49	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.50	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.51	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.52	Asset Purchase Agreement dated June 27, 2017 between Imprimis Pharmaceuticals, Inc. and its wholly owned subsidiaries ImprimisRx PA, Inc. and ImprimisRx CA, Inc. and Creative Pharmacy Solutions Central, LLC
10.53*	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum
10.54*	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll
10.55*	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.
101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.