Form 10-Q
period 2018-03-31
Imprimis Pharmaceuticals, Inc.
filed 2018-05-15
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, 20,879,736 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$2,892	$4,219
Accounts receivable, net	1,474	1,529
Inventories	2,040	2,249
Prepaid expenses and other current assets	851	714
Note receivable, current portion	137	95
Total current assets	7,394	8,806
Property, plant and equipment, net	6,008	6,215
Intangible assets, net	2,876	2,860
Investment in Eton Pharmaceuticals	2,438	3,507
Note receivable, less current portion	256	302
Goodwill	2,227	2,227
TOTAL ASSETS	$21,199	$23,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,883	$3,885
Accrued payroll and related liabilities	1,042	1,209
Deferred revenue and customer deposits	73	29
Current portion of deferred acquisition obligation and accrued interest	-	53
Current portion of note payable, net of unamortized debt discount	270	-
Current portion of capital lease obligations, net of unamortized discount	636	598
Total current liabilities	5,904	5,774
Capital lease obligations, net of current portion and unamortized discount	546	720
Accrued expenses, net of current portion	800	800
Note payable, net of unamortized debt discount	13,866	14,008
TOTAL LIABILITIES	21,116	21,302
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 20,813,205 and 20,623,129 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	92,411	91,430
Accumulated deficit	(92,349)	(88,836)
TOTAL STOCKHOLDERS’ EQUITY	83	2,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,199	$23,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:
Product sales, net	$8,855	$6,089
License revenues	10	8
Total revenues	8,865	6,097
Cost of sales	(4,071)	(3,357)
Gross profit	4,794	2,740
Operating expenses:
Selling, general and administrative	6,488	6,811
Research and development	87	160
Total operating expenses	6,575	6,971
Loss from operations	(1,781)	(4,231)
Other income (expense):
Interest expense, net	(663)	(788)
Investment loss from Eton Pharmaceuticals	(1,069)	-
Loss on sale of assets	-	(15)
Total other expense, net	(1,732)	(803)
Loss before income taxes	(3,513)	(5,034)
Income tax benefit, net	-	28
Net loss	$(3,513)	$(5,006)
Basic and diluted net loss per share of common stock	$(0.17)	$(0.26)
Weighted average number of shares of common stock outstanding, basic and diluted	20,949,199	18,927,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,513)	$(5,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	399	345
Amortization of intangible assets	60	90
Non-cash gain on contingent acquisition obligation	-	(28)
Amortization of debt issuance costs and discount	159	336
Investment loss from Eton	1,069	-
Loss on sale and disposal of assets	-	15
Stock-based compensation	751	950
Changes in assets and liabilities:
Accounts receivable	55	(115)
Inventories	209	(203)
Prepaid expenses and other current assets	(137)	13
Accounts payable and accrued expenses	106	364
Accrued payroll and related liabilities	(167)	(658)
Deferred revenue and customer deposits	44	(83)
NET CASH USED IN OPERATING ACTIVITIES	(965)	(3,980)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment on note receivable	4	-
Investment in patent and trademark assets	(76)	(66)
Purchases of property, plant and equipment	(192)	(150)
NET CASH USED IN INVESTING ACTIVITIES	(264)	(216)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(167)	(152)
Net proceeds from public equity offering	-	2,941
Payments on Park deferred acquisition obligation	(53)	(50)
Net proceeds from ATM sales of common stock	122	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(98)	2,739
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,327)	(1,457)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,219	8,853
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$2,892	$7,396
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICED CASH AT END OF PERIOD:
Cash and cash equivalents	$2,692	$4,019
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$2,892	$4,219
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2	$-
Cash paid for interest	$483	$428
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for consulting services included in accounts payable and accrued expenses	$108	$-
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$-	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company specializing in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. The Company is committed to its mission of delivering high-quality novel medications to physicians and patients at affordable prices. Imprimis operates its business through several divisions and subsidiaries: ImprimisRx, a leading ophthalmology focused compounding business; Park Compounding, a custom compounding business focused on patient specific orders; and holds equity interests in 505(b)(2) focused specialty pharmaceutical companies, Surface Pharmaceuticals, Inc. (“Surface”) and Eton Pharmaceuticals, Inc. (“Eton”), along with royalty interests in certain of their drug candidates.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2018 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $3,513 and $5,006 for the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $92,349 and $88,836 as of March 31, 2018 and December 31, 2017, respectively. In addition, the Company used cash in operating activities of $965 and $3,980 for the three months ended March 31, 2018 and 2017, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of approximately $2,892 at March 31, 2018, along with proceeds from the Sales Agreement (as defined in Note 14) will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 10,106,391 and 9,372,707 at March 31, 2018 and 2017, respectively, and are excluded from the calculation of diluted loss per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at March 31, 2018 and 2017 was 152,790 and 92,933, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2018 and 2017:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Numerator – net loss	$(3,513)	$(5,006)
Denominator – weighted average number of shares outstanding, basic and diluted	20,949,199	18,927,194
Net loss per share, basic and diluted	$(0.17)	$(0.26)

Reclassification

Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the classifications used to prepare the 2018 condensed consolidated financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several amendments to ASU 2014-09. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within its five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard became effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018. Adoption of the new standard resulted in additional revenue-related disclosures in the footnotes to the Company’s condensed consolidated financial statements (see Note 3).

In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted the standard on January 1, 2018. Adoption of the standard did not have an impact on the Company’s financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Classification Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard on January 1, 2018 by using the retrospective transition method. Adoption of the standard effected the presentation of cash equivalents in Company’s condensed consolidated statements of cash flows and related disclosures, restricted cash of $200 has been reclassified within that financial statement for the periods presented as a cash equivalent.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. An entity should account for effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted this standard on January 1, 2018. Adoption of the standard did not have an effect on the Company’s financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During the year ended December 31, 2017, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation to assist in determining the effect of the new standard as of January 1, 2018 with respect to the Company’s real estate leases. The Company currently has three real estate leases and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of March 31, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $2,400 and that the related lease liability would be approximately $3,000 related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The Company will continue this effort with respect to equipment leases and any other leases contemplated under Topic 842 in a manner to be appropriately prepared for its implementation on or before January 1, 2019.

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

NOTE 3. REVENUE

On January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective transition method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018. The Company has two primary streams of revenue: (1) revenue recognized from our sale of products within our pharmacy services and (2) revenue recognized from intellectual property license and asset purchase agreements.

Product Revenues from Pharmacy Services

The Company sells prescription drugs directly through our pharmacy and outsourcing facility network. Revenue from our pharmacy services division includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principle of ASU 2014-09, we have identified the following:

1.	Identify the contract(s) with a customer: A contract exists with a customer at the time the prescription or order is received by the Company.

2.	Identify the performance obligations in the contract: The order received contains the performance obligations to be met, in almost all cases the product the customer is wishing to receive. If we are unable to be meet the performance obligation the customer is notified.

3.	Determine the transaction price: the transaction price is based on the product being sold to the customer, and any related customer discounts. These amounts are pre-determined and built into our order management software.

4.	Allocate the transaction price to the performance obligations in the contract: The transaction price associated with the product(s) being ordered is allocated according to the pre-determined amounts.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation: At the time of shipment from the pharmacy or outsourcing facility the performance obligation has been met.

The following revenue recognition policy has been established for the pharmacy services division:

Revenues generated from prescription or office use drugs sold by our pharmacies and outsourcing facility are recognized when the prescription is shipped. At the time of shipment, the pharmacy services division has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company records reductions to revenue for discounts at the time of the initial sale. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded and are based on actual returns history. The rate of returns is analyzed annually to determine historical returns experience. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. The Company will defer any revenues received for a product that has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered and no refund will be required.

Intellectual Property License Revenues

The Company currently holds five intellectual property license and related agreements in which the Company has promised to grant a license or sale which provides a customer with right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements, each of which revenue is recognized at the point of time the performance obligation is met.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2018 and 2017, consists of the following:

	For the Three months ended
	March 31,
	2018	2017
Product sales, net	$8,855	$6,089
License revenues	10	8
Total revenues	$8,865	$6,097

Deferred revenue and customer deposits at March 31, 2018 and December 31, 2017, was $73 and $29, retrospectively.

NOTE 4. INVESTMENT IN ETON PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In June 2017, the Company and its subsidiary, Eton, entered into and closed on definitive stock purchase agreements related to the sale of Eton’s Series A preferred stock (the “Series A Stock”) that resulted in the Company losing voting and ownership control of Eton and it at that time, ceased consolidating Eton’s financial statements. The Series A Stock has mandatory conversion requirements into common stock of Eton upon events, including an underwritten initial public offering of Eton common stock (“IPO”). Eton is required to file a registration statement on Form S-1 with the United States Securities and Exchange Commission within nine months of the closing and complete an IPO by December 31, 2018, subject to extension upon certain conditions.

The Company owns 3,500,000 common shares (approximately 27% issued and outstanding equity interest as of March 31, 2018) of Eton and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognizes earnings and losses of Eton in its consolidated financial statements and adjusts the carrying amount of its investment in Eton accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by the Company. Any intra-entity profits and losses are eliminated. During the three months ended March 31, 2018, the Company recorded equity in net loss of Eton of $1,069. As of March 31, 2018, the carrying value of the Company’s investment in Eton was $2,438.

The Company owns approximately 27% of the voting interests in Eton. The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) have entered into consulting agreements with Eton.

The unaudited condensed results of operations information of Eton is summarized below:

For the
Three Months Ended
March 31, 2018
Revenues, net	$-
Loss from operations	3,886
Net loss	$(3,886)

The unaudited condensed balance sheet information of Eton is summarized below:

At March 31, 2018
Current assets	$11,353
Non current assets	433
Total assets	11,786

Total liabilities	1,467
Total preferred stock and stockholders’ equity	10,319
Total liabilities and stockholders’ equity	$11,786

NOTE 5. RESTRICTED CASH

The restricted cash at March 31, 2018 and December 31, 2017 consisted of funds held in a money market account. At March 31, 2018 and December 31, 2017, the restricted cash was recorded at amortized cost, which approximates fair value.

At March 31, 2018 and December 31, 2017, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Raw materials	$1,039	$956
Finished goods	1,001	1,293
Total inventories	$2,040	$2,249

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
Prepaid insurance	$152	$164
Other prepaid expenses	572	426
Deposits and other current assets	127	124
Total prepaid expenses and other current assets	$851	$714

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Property, plant and equipment, net;
Computer software and hardware	$1,340	$1,239
Furniture and equipment	377	377
Lab and pharmacy equipment	2,582	2,545
Leasehold improvements	4,863	4,810
	9,162	8,971
Accumulated depreciation and amortization	(3,154)	(2,756)
	$6,008	$6,215

For the three months ended March 31, 2018, depreciation related to the property, plant and equipment was $399.

NOTE 9. NOTE RECEIVABLE

At March 31, 2018, future minimum payments to the Company under its note receivable were as follows:

Amount
Remainder of 2018	$132
2019	116
2020	116
2021	77
Total minimum payments	441
Less: amount representing interest income	48
Present value of future minimum note receivable	393
Less: current portion	137
Note receivable net of current portion	$256

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2018 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$441	$(28)	$-	$413
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	276	-	-	276
Customer relationships	3-15 years	2,998	(863)	(15)	2,120
Trade name	5 years	16	(11)	(1)	4
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(4)	(28)	13
		$4,120	$(1,180)	$(64)	$2,876

Amortization expense for intangible assets for the three months ended March 31, 2018 was as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Patents	$7	$1
Customer relationships	50	65
Trade name	2	1
Non-competition clause	1	22
State pharmacy licenses	-	1
	$60	$90

Estimated future amortization expense for the Company’s intangible assets at March 31, 2018 is as follows:

Remainder of 2018	$168
2019	228
2020	226
2021	226
2022	226
Thereafter	1,802
$2,876

There have been no changes in the carrying value of the Company’s goodwill during the three months ended March 31, 2018.

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$3,267	$3,241
Deferred rent	376	388
Accrued interest	240	256
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	4,683	4,685
Less: Current portion	(3,883)	(3,885)
Non-current total accrued expenses	$800	$800

NOTE 12. DEBT

At March 31, 2018, future minimum payments under the Company’s note payable were as follows:

Amount
Remainder of 2018	$1,707
2019	3,657
2020	3,440
2021	3,214
2022	11,200
Total minimum payments	23,218
Less: amount representing interest	(7,218)
Notes payable, gross	16,000
Less: unamortized discount	(1,864)
Less: current portion, net of unamortized discount	(270)
Note payable, net of current portion and unamortized debt discount	$13,866

For the three months ended March 31, 2018, debt discount amortization related to note payable was $128.

NOTE 13. CAPITAL LEASE OBLIGATION

At March 31, 2018, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2018	$580
2019	751
Total minimum lease payments	1,331
Less: amount representing interest payments	(70)
Present value of future minimum lease payment	1,261
Less: unamortized discount	(79)
1,182
Less: current portion, net of unamortized discount	(636)
Capital lease obligation net of current portion and unamortized discount	$546

For the three months ended March 31, 2018, debt discount amortization related to the capital lease obligation was $31.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In January 2018, the Company issued 25,273 shares of its restricted common stock, with a fair value of $44, in lieu of a cash payment for accrued royalty expenses.

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

In March 2018, the Company issued 35,427 shares of its restricted common stock, with a fair value of $64, in lieu of a cash payment for accrued royalty expenses.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 69,376 shares of common stock and received net proceeds of $122, after deducting $4 for sales commission and offering expenses, under the Sales Agreement during the three months ended March 31, 2018, leaving an aggregate of $7,915 available for future sales of shares thereunder as of March 31, 2018.

During the three months ended March 31, 2018, 15,723 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of March 31, 2018, the 2017 Plan provide for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plans for the three months ended March 31, 2018 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2018	2,259,979	$5.51
Options granted	277,000	$1.74
Options exercised	-	$-
Options cancelled/forfeit	(15,128)	$4.21
Options outstanding - March 31, 2018	2,521,851	5.10	6.28	$8
Options exercisable	1,073,705	5.55	6.32	$-
Options vested and expected to vest	2,378,641	5.12	6.28	$7

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2018, based on the closing price of the Company’s common stock of $1.76 on that date.

During the three months ended March 31, 2018, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the three months ended March 31, 2018 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; or 100% vesting associated with the provision or completion of services provided under contracts with consultants. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2018
Weighted-average fair value of options granted	$1.39
Expected terms (in years)	5.81 - 6.11
Expected volatility	101% - 126%
Risk-free interest rate	2.05 - 2.18%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	854,125	8.50	$2.04	244,261	$2.30
$3.20 - $4.50	539,906	7.69	$3.97	318,564	$3.98
$5.49 - $6.36	101,536	5.32	$5.98	99,034	$5.99
$6.64 - $8.99	1,021,254	3.79	$7.98	406,816	$8.16
$42.80	5,030	2.37	$42.80	5,030	$42.80
$1.47 - $42.80	2,521,851	6.28	$5.10	1,073,705	$5.55

As of March 31, 2018, there was approximately $2,745 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.6 years. The stock-based compensation expense for all stock options was $417 during the three months ended March 31, 2018.

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

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2018	1,298,946	$2.42
RSUs granted	-
RSUs vested	(75,723)	$3.94
RSUs cancelled/forfeit	-
RSUs unvested at March 31, 2018	1,223,223	$2.17

As of March 31, 2018, the total unrecognized compensation expense related to unvested RSUs was approximately $1,003, which is expected to be recognized over a weighted-average period of 0.8 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2018 was $323.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the three months ended March 31, 2018 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2018	6,264,215	$1.91
Granted	-
Exercised	-
Expired	(55,688)	$5.25
Warrants outstanding and exercisable - March 31, 2018	6,208,527	$1.90
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2018	2.30

A list of the warrants outstanding as of March 31, 2018 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	210,313	12/27/2019
PIPE Investor Warrants	12/27/2016	5,157,828	$1.79	5,157,828	12/27/2019
Lender warrants	7/19/2017	615,386	$2.08	615,386	7/19/2024
		6,208,527	$1.90	6,208,527

Subsidiary Stock-Based Transactions

During the three months ended March 31, 2018 the Company recognized $11 in stock-based compensation related to equity instruments granted by Surface to consultants, Imprimis employees and directors, including Mark Baum, CEO of the Company, Andrew Boll, CFO of the Company, and Richard Lindstrom, a director of the Company.

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Employees – selling, general and administrative	$593	$835
Directors – selling, general and administrative	50	55
Consultants – selling, general and administrative	108	60
Total	$751	$950

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. The case is currently in the discovery phase, and the Company expects Dr. Sobol to request the court to certify the class during 2018. The Company believes the claims are frivolous and have previously and will continue to dispute all claims against it and intends to vigorously defend these allegations.

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

Spectrum

In February 2018, the Company filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between the Company and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and in May Spectrum has filed its answer with the Court. The Company intends to fully purse any and all legal remedies available to us against Spectrum.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement the Company and NDS entered into in 2013. The Company has not yet responded to the complaint, however, the Company believes the claims are frivolous and disputes all claims against it and intends to vigorously defend the allegations.

Product and Professional Liability

Product and professional liability litigation represents an inherent risk to all firms in the pharmaceutical and pharmacy industry. The Company utilizes traditional third-party insurance policies with regard to our product and professional liability claims. Such insurance coverage at any given time reflects current market conditions, including cost and availability, when the policy is written.

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. The Company has not yet responded to the complaint, however, the Company believes the claims are frivolous and disputes all claims against it and intends to vigorously defend the allegation.

California Board of Pharmacy Accusation

In March 2018, the California Board of Pharmacy filed an accusation against the Company’s wholly owned subsidiary, Park Compounding, Inc. related to a compounded formulation the Company believes was legally dispensed and was, without the Company’s knowledge, inappropriately administered to a patient unknown to the Company, by the prescribing healthcare professionals. The Company has filed its response to the accusation and has requested for a formal hearing. The Company disputes all claims against it and intends to vigorously defend against the allegations.

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

Klarity License Agreement – Related Party

In April 2017 and as amended in April 2018, the Company entered into a license agreement (the “Klarity License Agreement”) with Richard L. Lindstrom, M.D., a member of its Board of Directors. Pursuant to the terms of the Klarity License Agreement, the Company licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity used to protect and rehabilitate the ocular surface (the “Klarity Product”).

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. No payments were made during the three months ended March 31, 2018 and 2017, and $101 was due to Dr. Lindstrom at March 31, 2018.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. No stock based payments were made and $215 were incurred under these agreements for commission expenses during the three months ended March 31, 2018.

NOTE 16. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2018 and 2017 are attributed to the U.S. All long-lived assets at March 31, 2018 and December 31, 2017 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three months ended March 31, 2018 and 2017.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 58% and 93% of active pharmaceutical ingredient purchases during the three months ended March 31, 2018 and 2017, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2018 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below needs to be disclosed.

In April 2018, the Company sold 66,531 shares of common stock under the Sales Agreement and received net proceeds of $132, after deducting offering related expenses and commissions.

In May 2018, the Company and its subsidiary Surface closed on an offering of Surface’s Series A Preferred Stock at $3.30 a share for proceeds of approximately $15,000 (the “Surface Series A Round”), with intentions to close up to an additional $5,000 in proceeds within 90 days (proceeds $20,000 in aggregate). At the time of closing the Company lost its controlling interest, and deconsolidated Surface from its consolidated financial statements. In addition, the Company entered into asset purchase and license agreements (the “Surface License Agreements”) in 2017 and amended in April 2018, that transferred to its subsidiary Surface three proprietary drug candidates. Under the Surface License Agreements, the Company is eligible to receive royalties on sales of its contributed drug candidates. The Company holds 3,500,000 shares of Surface common stock.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent reports on Form 8-K, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., Imprimis Rx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Surface Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.”

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

Overview

We are a pharmaceutical company specializing in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. We are committed to our company’s mission, of delivering high-quality novel medications to physicians and patients at affordable prices. We currently operate our business through several divisions and subsidiaries: ImprimisRx, a leading ophthalmology focused compounding business; Park Compounding, a custom compounding business focused on patient specific orders; and holds equity interests in 505(b)(2) focused specialty pharmaceutical companies, Surface Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc., along with royalty interests in certain of their drug candidates.

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

We have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $92,349,000 at December 31, 2017. Beginning on April 1, 2014, when we acquired our first compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we expect to incur further losses as we integrate and develop our pharmacy operations, evaluate other programs and continue the development of our formulations.

Compounding Businesses

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are FDA-approved (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patients needs In many cases, compounded drugs such as ours have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

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

We believe that our current compounding facilities provide us with the infrastructure to scale our business appropriately under the current regulatory landscape and meet the growth in demand we are targeting. We plan to maintain and invest our facilities to further their capacity and efficiencies. Also, we may seek to access greater redundancy and markets through acquisitions, partnerships or other strategic transactions.

ImprimisRx

ImprimisRx is our core ophthalmology focused compounding business. We offer our 2,000+ physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use made according to cGMPs, in our FDA-registered NJOF outsourcing facility.

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on general customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmic formulations.

Other Pharmaceutical Businesses

We are large shareholders of our previously consolidated subsidiaries, Surface Pharmaceuticals, Inc. (“Surface”) and Eton Pharmaceuticals, Inc. (“Eton”), and hold royalty interests in certain of their drug candidates. Both Surface and Eton are pursuing FDA approvals for their drug candidates through a traditional approval under the FDCA, including Section 505(b)(2) which permits the submission of an new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We intend to create additional subsidiaries that will be focused on the development and FDA approval for certain of our proprietary compounded formulations.

Surface Pharmaceuticals, Inc.

Surface is a biopharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Imprimis entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Our patent-pending preservative-free topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Imprimis board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with DED. Our drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs and symptoms.

In May 2018, Surface closed on an offering of its Series A Preferred Stock at $3.30 a share for proceeds of approximately $15 million (the “Surface Series A Round”), with intentions to close up to an additional $5 million in proceeds within 90 days (proceeds $20 million in aggregate, approximately). At the time of closing we lost our controlling interest, and deconsolidated Surface from our consolidated financial statements. We own 3.5 million shares of Surface common stock, which is approximately 35% of the equity and voting interests issued and outstanding of Surface following the initial close of the Surface Series A Round, and we estimate we will own approximately 30% of the issued and outstanding equity and voting interests of Surface following the second close of the Surface Series A Round. Pursuant to the terms of the Surface License Agreements, Imprimis is eligible to receive royalties on sales of contributed drug candidates.

Eton Pharmaceuticals, Inc.

Eton is a biopharmaceutical company focused on developing and commercializing innovative products utilizing the FDA’s 505(b)(2) regulatory pathway. Its pipeline includes nearly a dozen products in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and marketed unapproved drugs.

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

The Eton License Agreements became effective in June 2017, when Eton closed an offering of its Series A Preferred Stock at $3.00 a share for gross proceeds of approximately $20 million (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. We are currently the largest shareholder of Eton and own 3.5 million shares of Eton common stock, which is approximately 27% of the equity and voting interests issued and outstanding of Eton following the close of the Series A Round. The Series A Preferred Stock has mandatory conversion requirements into common stock of Eton upon events, including an underwritten initial public offering of Eton common stock (“IPO”). Eton is required to file a registration statement on Form S-1 with the United States Securities and Exchange Commission within nine months of the closing and complete and IPO by December 31, 2018, subject to extension upon written approval of the holders of a majority of the Series A Preferred Stock.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our pharmacy operations, optimize pricing and obtain reimbursement options for our proprietary compounded formulations, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available as compounded formulations. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

Reimbursement Options and Pricing Optimization

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted formal labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

Additionally, we are making efforts to normalize the pricing for our currently available proprietary compounded ophthalmic formulations. An economic study conducted in 2015 by researchers at Andrew Chang & Co, LLC and co-sponsored by us demonstrated that, assuming the cost of Dropless Therapy is $100 per dose, our formulations may provide collective savings to Medicare, Medicaid and patients of up to $13 billion, with a most likely savings estimate of $8.7 billion, over a 10-year period. Based on this research, we believe optimized pricing for certain of our compounded formulations could be greater than $100 per dose. Any efforts to attain optimized pricing for these or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

Recent Developments

The following describes certain developments in 2018 to date that are important to understand our financial condition and results of operations. See the notes to our consolidated financial statements included in this report for additional information about each of these developments.

Surface Pharmaceuticals License Agreements and Series A Round

As described more fully above under the sub-heading “Surface Pharmaceuticals, Inc.”, in 2017 and amended in April 2018, we entered the Surface License Agreements with our previously wholly owned subsidiary, Surface. The Surface License Agreements were made effective in May 2018, following the close of the Surface Series A Round. Pursuant to the terms of the Surface License Agreements, we assigned and licensed to Surface certain intellectual property and related rights to develop, formulate, make, sell, and sub-license the its current drug candidate pipeline.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period..

Comparison of the three months ended March 31, 2018 and 2017

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2018 and 2017:

	For the Three months ended
	March 31,		$
	2018	2017	Variance
Product sales, net	$8,855,000	$6,089,000	$2,766,000
License revenues	10,000	8,000	2,000
Total revenues	$8,865,000	$6,097,000	$2,768,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations. Our gross ophthalmology related sales were approximately $6,980,000 for the three months ended March 31, 2018, compared to $3,658,000 during the same period last year. Net revenues generated from NJOF (which include certain ophthalmology related sales) totaled $4,589,000 during the three months ended March 31, 2018.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2018 and 2017:

	For the Three months ended
	March 31,		$
	2018	2017	Variance
Cost of sales	$4,071,000	$3,357,000	$714,000

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales. The increase in gross profit and gross margin between periods is largely attributable to increased efficiencies in our production process and utilization of capacities as a result of increased output.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses as well as costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations.

The following presents our selling, general and administrative expenses for the three months ended March 31, 2018 and 2017:

	For the Three months ended
	March 31,		$
	2018	2017	Variance
Selling, general and administrative	$6,488,000	$6,811,000	$(323,000)

The decrease in selling, general and administrative expenses between periods was largely attributable to the cost reduction strategies we began to implement during the third quarter of 2016 and throughout 2017 as well as the use of contracted sales forces in lieu of a larger salaried sales force headcount. Those reduction strategies included reductions in force, implementation of information technology related efficiencies and streamlined certain operational activities. Our selling, general and administrative expenses included approximately $87,000 related to the operations of Surface during the three months ended March 31, 2018.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2018 and 2017:

	For the Three months ended
	March 31,		$
	2018	2017	Variance
Research and development	$87,000	$160,000	$(73,000)

The decrease in research and development expenses between periods was primarily attributable to several formulation development studies that were conducted during the three months ended March 31, 2017.

Interest Income

Interest income was $1,000 for three months ended March 31, 2018, compared to $3,000 during the same period in the prior year.

Interest Expense

Interest expense was $664,000 for three months ended March 31, 2018, compared to $791,000 during the same period last year. The decrease was primarily due to interest expense recognition related to the deferred acquisition obligations related to our acquisition of Park being fulfilled.

Equity Loss from Eton

During the three months ended March 31, 2018, we recorded a loss of $1,069,000 for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Net Loss

The following table presents our net loss for the three months ended March 31, 2018 and 2017:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Numerator – net loss	$(3,513,000)	$(5,006,000)
Net loss per share, basic and diluted	$(0.17)	$(0.26)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at March 31, 2018 was $2,892,000 compared to $4,219,000 at December 31, 2017. Since inception through March 31, 2018 we have incurred aggregate losses to common stockholders of $(92,349,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $2,692,000 and restricted cash of $200,000 totaling approximately $2,892,000 at March 31, 2018, along with net proceeds from the sale of our common stock through the Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2018 and 2017:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(965,000)	$(3,980,000)
Net cash used in investing activities	(264,000)	(216,000)
Net cash (used in) provided by financing activities	(98,000)	2,739,000
Net change in cash, cash equivalents and restricted cash	(1,327,000)	(1,457,000)
Cash, cash equivalents and restricted cash at beginning of the period	4,219,000	8,853,000
Cash, cash equivalents and restricted cash at end of the year	$2,892,000	$7,396,000

Operating Activities

Net cash used in operating activities was $(965,000) in 2018, as compared to $(3,980,000) used in operating activities during the same period in the prior year. The decrease in net cash used in operating activities was mainly attributed expense reductions and increased sales.

Investing Activities

Net cash used in investing activities in 2018 and 2017 was $(264,000) and $(216,000), respectively. Cash used in investing activities in 2018 and 2017, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash (used in) provided by financing activities in 2018 and 2017 was $(98,000) and $2,739,000, respectively. Cash provided by financing activities during 2017 was primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including the proceeds related the sale of our common stock through the Sales Agreement and from ongoing product and formulation sales. We may also sell some or all of our ownership interests in Eton, Surface or our other subsidiaries. We do not currently receive sufficient revenues to support our operations.

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

Recently Issued and Adopted Accounting Pronouncements

See Note 2 and Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. The case is currently in the discovery phase, and we expect Dr. Sobol to likely request the court to certify the class at some point during this year. We believe the claims are frivolous and have previously and will continue to dispute all claims against us and intend to vigorously defend these allegations.

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

Spectrum

In February 2018, we filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between us and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and in May 2018, Spectrum has filed an answer with the Court. We intend to fully purse any and all legal remedies available to us against Spectrum.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement us and NDS entered into in 2013. We have not yet responded to the complaint, however, we believe the claims are frivolous, dispute all claims against us and intend to vigorously defend the allegations.

Product and Professional Liability

Product and professional liability litigation represents an inherent risk to all firms in the pharmaceutical and pharmacy industry. We utilize traditional third-party insurance policies with regard to our product and professional liability claims. Such insurance coverage at any given time reflects current market conditions, including cost and availability, when the policy is written.

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. The Company has not yet responded to the complaint; however, we believe the claims are without merit, dispute all claims against us and intend to vigorously defend the allegations.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against our wholly owned subsidiary, Park Compounding, Inc. related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professional. The Company has filed its response to the accusation and has requested for a formal hearing. The Company disputes all claims against it and intends to vigorously defend against the allegations.

General and Other

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on our financial position and results of operations.

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

We have incurred losses in every year of our operations, including net losses of $(11,985,000) and $(19,087,000) for the years ended December 31, 2017 and 2016, respectively, and net losses of $(3,513,00) and $(5,006,000) for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, our accumulated deficit was $(92,349,000). We expect to decrease our operating losses during 2018, however, our projections may not be correct and our plans could change and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may never be able to generate sufficient revenue to support our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We acquired our New Jersey and California, compounding pharmacies in April 2014 and January 2015. In February 2015, we leased space in New Jersey and began construction of a new outsourcing facility to replace our current facility, which was completed near the end of the third quarter of 2016. We may plan to expand our pharmacy operations and personnel and developing our facilities into a unified group compounding pharmacy facilities. We have been developing “ImprimisRx” as a uniform brand for certain of our compounding facilities and ophthalmology focused compounded business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance:

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

We currently distribute our proprietary formulations through compounding pharmacies and an outsourcing facility. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. Thus, our compounded formulations have not undergone the FDA approval process and only limited data, if any, may be available about the safety and efficacy of our formulations for any particular indication. Certain compounding pharmacies have been subject to widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. For example, the FDA has issued formal requests to compounding pharmacies and outsourcing facilities to conduct a recall of all non-expired, purportedly sterile drug products and to cease sterile compounding operations due to lack of sterility assurance. As a result, some health care providers may be reluctant to purchase and use compounded drugs. Our growth and future sales depend not only on our ability to demonstrate in the face of increased scrutiny the quality and safety of our pharmacies and outsourcing facilities and our compliance with more stringent regulatory standards at the federal and state levels, but also on the continued acceptance of compounded drugs and formulations, particularly outsourced compounded drugs and formulations, in the marketplace.

An incident similar to the fungal meningitis outbreak in 2012, which was caused by a compounding pharmacy employing a non-sterile-to-sterile business model, could cause our customers to reduce their use of compounded formulations significantly or even stop using compounded drugs altogether. States have in the past, and could in the future, enact regulation prohibiting or restricting the use of compounding pharmacies and outsourcing facilities in response to such incidents. Such prohibitions or restrictions by states or reduced customer demand as a result of an incident with compounded drugs and formulations could have a material adverse effect on our business, results of operations and financial condition.

In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have begun discussions with the FDA and taking steps to address the items outlined in the letter and will continue to work with the FDA to assure that all allegations in the warning letter have been addressed. We believe we have addressed all of the material items of concern in the FDA’s warning letter and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and do not believe there will be any further action taken by FDA in this regard. Nonetheless, these two items increased further scrutiny and negative publicity on us as a company. At times, we have become aware of negative views of regulators related to certain formulations, and as a result discontinued compounding certain drug formulations in an attempt help mitigate potential regulatory risk. As a result of the MedWatch notice and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

If our pharmacies fails to comply with state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If our one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our wholly owned subsidiary, Park Compounding, Inc. related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against us and intend to vigorously defend against the accusations, if Park Compounding is found to be in non-compliance pursuant to this accusation, it may be required to permanently or temporarily cease or limit its operations including its sterile compounding operations. If Park Compounding is required to permanently or temporarily cease or limit its sterile compounding operations, we would be unable to realize the expected benefits of this pharmacy’s operations, including its sales of our proprietary formulations. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park Compounding, the loss of Park Compounding’s ability to compound sterile formulations would have an immediate adverse impact on our ability to implement our business plan in a timely manner.

If we or our partner facilities fail to comply with the Controlled Substances Act, FDCA, or similar state statutes and regulations, the pharmacy facilities could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our compounding pharmacies are in material compliance with applicable regulatory requirements. Further, if any of our compounding pharmacies (including Park) fail to comply with regulatory requirements, they could be forced to permanently or temporarily cease or limit their compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Sections 503A and 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after May 10, 2018, approximately 14% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

Item 2. Unregistered Sales of Equity Securities

In January 2018, we issued 25,273 shares of restricted common stock, valued at $44,000, to an inventor in connection with royalties due under an asset purchase agreement. These securities have not been registered under the Securities Act and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. In determining that each of the issuances qualified for an exemption under Section 4(2) of the Securities Act, we relied on the following facts: in each case, the securities were offered to a single individual or entity in consideration for amounts due by the Company; and the securities issued were restricted securities..

In March 2018, we issued 35,427 shares of restricted common stock, valued at $64,000, to an inventor in connection with royalties due under an asset purchase agreement. These securities have not been registered under the Securities Act and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. In determining that each of the issuances qualified for an exemption under Section 4(2) of the Securities Act, we relied on the following facts: in each case, the securities were offered to a single individual or entity in consideration for amounts due by the Company; and the securities issued were restricted securities.

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

Imprimis Pharmaceuticals, Inc.

Dated: May 15, 2018	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

