Form 10-Q
period 2018-06-30
Imprimis Pharmaceuticals, Inc.
filed 2018-08-06
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, 21,049,448 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$4,170	$4,219
Accounts receivable, net	1,360	1,529
Inventories	2,216	2,249
Prepaid expenses and other current assets	982	714
Note receivable, current portion	-	95
Total current assets	8,728	8,806
Property, plant and equipment, net	5,966	6,215
Intangible assets, net	2,894	2,860
Investment in Surface Pharmaceuticals	5,218	-
Investment in Eton Pharmaceuticals	1,295	3,507
Note receivable, less current portion	-	302
Goodwill	2,227	2,227
TOTAL ASSETS	$26,328	$23,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,663	$3,885
Accrued payroll and related liabilities	1,796	1,209
Deferred revenue and customer deposits	34	29
Current portion of deferred acquisition obligation and accrued interest	-	53
Current portion of note payable, net of unamortized debt discount	992	-
Current portion of capital lease obligations, net of unamortized discount	674	598
Total current liabilities	8,159	5,774
Capital lease obligations, net of current portion and unamortized discount	363	720
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	13,274	14,008
TOTAL LIABILITIES	22,596	21,302
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 21,049,448 and 20,623,129 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	93,538	91,430
Accumulated deficit	(89,827)	(88,836)
TOTAL STOCKHOLDERS’ EQUITY	3,722	2,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,328	$23,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Product sales, net	$10,374	$6,849	$19,229	$12,938
License revenues	10	8	20	16
Total revenues	10,384	6,857	19,249	12,954
Cost of sales	(4,157)	(3,288)	(8,228)	(6,645)
Gross profit	6,227	3,569	11,021	6,309
Operating expenses:
Selling, general and administrative	6,779	6,485	13,267	13,296
Research and development	72	101	159	261
Total operating expenses	6,851	6,586	13,426	13,557
Loss from operations	(624)	(3,017)	(2,405)	(7,248)
Other income (expense):
Interest expense, net	(671)	(767)	(1,334)	(1,555)
Investment losses from Surface Pharmaceuticals	(102)	-	(102)	-
Gain on deconsolidation of Surface Pharmaceuticals	5,320	-	5,320	-
Investment losses from Eton Pharmaceuticals	(1,146)	(216)	(2,215)	(216)
Gain on deconsolidation of Eton Pharmaceuticals	-	5,725	-	5,725
Loss on sale of assets	-	(269)	-	(284)
Other expense, net	(255)	-	(255)	-
Total other income, net	3,146	4,473	1,414	3,670
Income (loss) before income taxes	2,522	1,456	(991)	(3,578)
Income tax benefit, net	-	28	-	56
Net income (loss)	$2,522	$1,484	$(991)	$(3,522)
Basic net income (loss) per share of common stock	$0.12	$0.07	$(0.05)	$(0.18)
Diluted net income (loss) per share of common stock	$0.11	$0.06	$(0.05)	$(0.18)
Weighted average number of shares of common stock outstanding, basic	21,190,794	20,209,821	21,070,664	19,572,051
Weighted average number of shares of common stock outstanding, diluted	23,175,431	23,177,881	21,070,664	19,572,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(991)	$(3,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	800	659
Amortization of intangible assets	117	181
Deferred income taxes	-	(56)
Amortization of debt issuance costs and discount	314	632
Gain on deconsolidation of Eton Pharmaceuticals	-	(5,725)
Investment loss from Eton Pharmaceuticals	2,215	216
Gain on deconsolidation of Surface Pharmaceuticals	(5,320)	-
Investment loss from Surface Pharmaceuticals	102	-
Loss on write down of assets and note receivable	393	111
Loss on sale and disposal of assets	-	173
Stock-based compensation	1,359	1,617
Changes in assets and liabilities:
Accounts receivable	169	65
Inventories	33	(404)
Prepaid expenses and other current assets	(268)	202
Accounts payable and accrued expenses	885	(194)
Accrued payroll and related liabilities	587	(157)
Deferred revenue and customer deposits	5	(83)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	400	(6,285)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	4	-
Investment in patent and trademark assets	(154)	(143)
Purchase of Klarity license	-	(50)
Purchases of property, plant and equipment	(550)	(322)
NET CASH USED IN INVESTING ACTIVITIES	(700)	(515)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(337)	(305)
Net proceeds from public equity offering	-	2,940
Payments on Park deferred acquisition obligation	(53)	(101)
Principal payments on LSAF note payable	-	(601)
Net proceeds from ATM sales of common stock	641	-
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	-	179
NET CASH PROVIDED BY FINANCING ACTIVITIES	251	2,112
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(49)	(4,688)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,219	9,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,170	$4,365
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$3,970	$4,165
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,170	$4,365
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$-
Cash paid for interest	$1,006	$901
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$108	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Imprimis Pharmaceuticals, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Imprimis”) is a pharmaceutical company specializing in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. In addition to owning the nation’s leading ophthalmology pharmaceutical compounding business, ImprimisRx, the Company holds large equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), companies originally founded as subsidiaries of Imprimis. The Company also owns royalty rights in certain 505(b)(2) drug candidates being developed by Eton, Surface and Melt.

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2018 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $991 and $3,522 for the six months ended June 30, 2018 and 2017, respectively, and had an accumulated deficit of $89,827 and $88,836 as of June 30, 2018 and December 31, 2017, respectively. In addition, while during the six months ended June 30, 2018 the Company generated cash of $400 from operating activities, there is no guarantee that trend will continue, historically, the Company has used cash in operating activities and during the six months ended June 30, 2017 the Company used $6,285 in operating activities.

While there is no assurance, the Company believes its existing cash resources and restricted cash of $4,170 at June 30, 2018, along with proceeds from the Sales Agreement (see and defined in Note 15) will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 10,245,280 and 9,404,755 at June 30, 2018 and 2017, respectively, and, except for the three months ended June 30, 2018 and 2017, are excluded from the calculation of diluted net (loss) per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2018 and 2017 was 168,513 and 105,621, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the three and six months ended June 30, 2018 and 2017:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Numerator – net income (loss)	$2,522	$1,484	$(991)	$(3,522)
Denominator – weighted average number of shares outstanding, basic	21,190,794	20,209,821	21,070,664	19,572,051
Net income (loss) per share, basic	$0.12	$0.07	$(0.05)	$(0.18)

For the three months ended June 30, 2018 and 2017, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended June 30, 2018 and 2017, consisted of the following:

	June 30, 2018	June 30, 2017
	Shares	Shares
Diluted shares related to:
Warrants	1,093,006	2,912,374
Restricted stock units	883,546	-
Stock options	8,085	55,686
Dilutive common equivalent shares	1,984,637	2,968,060

The following table shows the computation of diluted net income (loss) per share of common stock for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Numerator – net income (loss)	$2,522	$1,484	$(991)	$(3,522)
Denominator – weighted average number of shares outstanding, basic	21,190,794	20,209,821	21,070,664	19,572,051
Dilutive common equivalents	1,984,637	2,968,860	-	-
Number of shares used for diluted earnings per share computation	23,175,431	23,177,881	21,070,664	19,572,051
Net income (loss) per share, diluted	$0.11	$0.06	$(0.05)	$(0.18)

Investment in Surface Pharmaceuticals, Inc.

In April 2017, the Company formed Surface as a wholly owned subsidiary. In May and July 2018, Surface entered into and closed on definitive stock purchase agreements with an institutional investor for the purchase of Surface’s Series A Preferred Stock (the “Surface Series A Stock”) that resulted in total proceeds to Surface of approximately $21,000. At the time of the first closing in May 2018, the Company lost voting and ownership control of Surface and it ceased consolidating Surface’s financial statements, as of June 30, 2018, the Company owned approximately 35% of the issued and outstanding equity interests in Surface. The Surface Series A Stock (i) was issued at a purchase price of $3.30 per share; (ii) will vote together with the common stock and all other shares of stock of Surface having general voting power; (iii) will be entitled to the number of votes equal to the number of shares of preferred stock held; (iv) will hold liquidation preference over all other equity interests in Surface; and (v) will have mandatory conversion requirements into Surface common stock upon events including an underwritten initial public offering (“IPO”) of Surface common stock or similar transaction.

At the time of deconsolidation, the Company recorded a gain of $5,320 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and the Company’s new ownership percent in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of the date of this Report, and calculated after the second closing of the sale Series A Preferred Stock in July 2018) of Surface and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Surface held by the Company. Any intra-entity profits and losses are eliminated. During the three and six months ended June 30, 2018, the Company recorded equity in net loss of Surface of $102. As of June 30, 2018, the carrying value of the Company’s investment in Surface was $5,218.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this standard on July 1, 2018. Adoption of the standard did not have an effect on the Company’s financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During the year ended December 31, 2017, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation to assist in determining the effect of the new standard as of January 1, 2018 with respect to the Company’s real estate leases. The Company currently has three real estate leases and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of June 30, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $2,300 and that the related lease liability would be approximately $2,800 related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The Company will continue this effort with respect to equipment leases and any other leases contemplated under Topic 842 in a manner to be appropriately prepared for its implementation on or before January 1, 2019.

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

Product Revenues from Pharmacy Services

The Company sells prescription drugs directly through our pharmacy and outsourcing facility network. Revenue from our pharmacy services divisions includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principle of ASU 2014-09, we have identified the following:

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017, consists of the following:

	For the Three months ended		For the Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Product sales, net	$10,374	$6,849	$19,229	$12,938
License revenues	10	8	20	16
Total revenues	$10,384	$6,857	$19,249	$12,954

Deferred revenue and customer deposits at June 30, 2018 and December 31, 2017, was $34 and $29, respectively.

NOTE 4. INVESTMENT IN ETON PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In June 2017, the Company and its subsidiary, Eton, entered into and closed on definitive stock purchase agreements related to the sale of Eton’s Series A preferred stock (the “Series A Stock”) that resulted in the Company losing voting and ownership control of Eton and it at that time, ceased consolidating Eton’s financial statements. The Series A Stock has mandatory conversion requirements into common stock of Eton upon events, including an underwritten IPO of Eton common stock. Under the terms of its Series A Stock, Eton is required to complete an IPO by December 31, 2018, subject to exceptions and extension upon certain conditions.

The Company owns 3,500,000 common shares (approximately 27% issued and outstanding equity interest as of the date of this Report) of Eton and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognizes earnings and losses of Eton in its consolidated financial statements and adjusts the carrying amount of its investment in Eton accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by the Company. Any intra-entity profits and losses are eliminated. During the three and six months ended June 30, 2018, the Company recorded equity in net loss of Eton of $1,146 and $2,215, respectively. As of June 30, 2018, the carrying value of the Company’s investment in Eton was $1,295.

The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) entered into consulting agreements and provided consulting services to Eton, these contracts concluded in April 2018.

The unaudited condensed results of operations information of Eton is summarized below:

For the
Six months ended
June 30, 2018
Revenues, net	$-
Loss from operations	7,424
Net loss	$(7,424)

The unaudited condensed balance sheet information of Eton is summarized below:

At June 30, 2018
Current assets	$9,162
Non current assets	484
Total assets	9,646

Total liabilities	2,046
Total preferred stock and stockholders’ equity	7,600
Total liabilities and stockholders’ equity	$9,646

NOTE 5. INVESTMENT IN SURFACE PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In 2017 and amended in April 2018, the Company entered into two asset purchase and license agreements (the “Surface License Agreements”) with its previously wholly owned subsidiary, Surface. Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights to develop, formulate, make, sell, and sub-license formulations of certain topical eye drop formulations that utilize a proprietary delivery vehicle and a proprietary doxycycline capsule (collectively, the “Surface Products”). Surface is required to make royalty payments to the Company of four to six percent (4%-6%) of net sales of the Surface Products while any patent rights remain outstanding. The certain of the Surface License Agreements were conditioned upon Surface receiving net proceeds of the sale of its equity securities of not less than $10,000, which occurred in May 2018. See also Note 2, under the subheading Investment in Surface Pharmaceuticals, Inc.

In January 2018, the Company and Surface entered into an amended Management Services Agreement (the “MSA”), whereby the Company provided to Surface certain administrative services and support, including bookkeeping, web services and human resources related activities, and Surface paid the Company a monthly amount of $10. The MSA was terminated effective July 31, 2018.

During the three and six months ended June 30, 2018, the Company incurred expenses that are reimbursable by Surface totaling $75, and no payments were made by Surface to the Company. As of June 30, 2018, the Company was due $223 from Surface for reimbursable expenses and amounts due under the MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

The Company owns 3,500,000 common shares (approximately 30% issued and outstanding equity interests as of the date of this Report) of Surface. The Company’s director, Richard L. Lindstrom and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of three percent (3%) of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor.

The unaudited condensed results of operations information of Surface is summarized below:

For the Six months
June 30, 2018
Revenues, net	$-
Loss from operations	409
Net loss	$(409)

The unaudited condensed balance sheet information of Surface is summarized below:

At June 30, 2018
Current assets	$14,691
Non current assets	37
Total assets	14,728

Total liabilities	312
Total stockholders’ equity	14,416
Total liabilities and stockholders’ equity	$14,728

NOTE 6. RESTRICTED CASH

The restricted cash at June 30, 2018 and December 31, 2017 consisted of funds held in a money market account. At June 30, 2018 and December 31, 2017, the restricted cash was recorded at amortized cost, which approximates fair value.

At June 30, 2018 and December 31, 2017, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Raw materials	$1,080	$956
Finished goods	1,136	1,293
Total inventories	$2,216	$2,249

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Prepaid insurance	$81	$164
Other prepaid expenses	553	426
Amounts due from Surface Pharmaceuticals	223	-
Deposits and other current assets	125	124
Total prepaid expenses and other current assets	$982	$714

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Property, plant and equipment, net:
Computer software and hardware	$1,489	$1,239
Furniture and equipment	378	377
Lab and pharmacy equipment	2,641	2,545
Leasehold improvements	5,014	4,810
	9,522	8,971
Accumulated depreciation and amortization	(3,556)	(2,756)
	$5,966	$6,215

For the three and six months ended June 30, 2018, depreciation related to the property, plant and equipment was $401 and $800, respectively.

NOTE 10. NOTE RECEIVABLE

The Company recorded a loss of $393, which was recorded net in other expense, during the three and six months ended June 30, 2018, related to the impairment and write-off of all amounts owed to it under its note receivable. The write-off is due to the Company’s estimate of collectability of the asset.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2018 consisted of the following:

	Amortization periods (in years)	Cost	Accumulated amortization	Impairment	Net Carrying value
Patents	17-19 years	$498	$(34)	$-	$464
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	293	-	-	293
Customer relationships	3-15 years	2,998	(913)	(15)	2,070
Trade name	5 years	16	(11)	(1)	4
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(4)	(28)	13
		$4,194	$(1,236)	$(64)	$2,894

Amortization expense for intangible assets for the three and six months ended June 30, 2018 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Patents	$6	$6	$13	$7
Licenses	-	-	-	-
Customer relationships	50	63	100	127
Trade name	1	1	3	2
Non-competition clause	-	22	1	44
State pharmacy licenses	-	-	-	1
	$57	$92	$117	$181

Estimated future amortization expense for the Company’s intangible assets at June 30, 2018 is as follows:

Remainder of 2018	$113
2019	231
2020	229
2021	229
2022	229
Thereafter	1,863
$2,894

There have been no changes in the carrying value of the Company’s goodwill during the three and six months ended June 30, 2018.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31,2017
Accounts payable	$4,054	$3,241
Deferred rent	364	388
Accrued interest	245	256
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	5,463	4,685
Less: Current portion	(4,663)	(3,885)
Non-current total accrued expenses	$800	$800

NOTE 13. DEBT

At June 30, 2018, future minimum payments under the Company’s note payable were as follows:

Amount
Remainder of 2018	$1,227
2019	3,657
2020	3,440
2021	3,214
2022	11,200
Total minimum payments	22,738
Less: amount representing interest	(6,738)
Notes payable, gross	16,000
Less: unamortized discount	(1,734)
Less: current portion, net of unamortized discount	(992)
Note payable, net of current portion and unamortized debt discount	$13,274

For the three and six months ended June 30, 2018, debt discount amortization related to note payable was $130 and $258, respectively.

NOTE 14. CAPITAL LEASE OBLIGATION

At June 30, 2018, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2018	$387
2019	751
Total minimum lease payments	1,138
Less: amount representing interest payments	(48)
Present value of future minimum lease payment	1,090
Less: unamortized discount	(53)
1,037
Less: current portion, net of unamortized discount	(674)
Capital lease obligation net of current portion and unamortized discount	$363

For the three and six months ended June 30, 2018, debt discount amortization related to the capital lease obligation was $25 and $56, respectively.

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In January 2018, the Company issued 25,273 shares of its restricted common stock, with a fair value of $44, in lieu of a cash payment for accrued royalty expenses.

RSUs granted in February 2015 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2018, 30,000 shares the Company’s common stock were issued to Mr. Boll.

RSUs granted in February 2015 to John P. Saharek, the Company’s Chief Commercial Officer, vested, and in February 2018, 30,000 shares the Company’s common stock were issued to Mr. Saharek.

In March 2018, the Company issued 35,427 shares of its restricted common stock, with a fair value of $64, in lieu of a cash payment for accrued royalty expenses.

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 305,619 shares of common stock and received net proceeds of $641, after deducting $20 for sales commission and offering expenses, under the Sales Agreement during the six months ended June 30, 2018, leaving an aggregate of $7,378 available for future sales of shares thereunder as of June 30, 2018.

During the six months ended June 30, 2018, 31,446 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2018, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2018	2,259,979	$5.51
Options granted	281,000	$1.75
Options exercised	-	$-
Options cancelled/forfeit	(16,599)	$4.16
Options outstanding - June 30, 2018	2,524,380	$5.10	6.04	$188
Options exercisable	1,162,736	$5.56	6.25	$-
Options vested and expected to vest	2,387,300	$5.11	6.04	$170

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2018, based on the closing price of the Company’s common stock of $2.20 on that date.

During the six months ended June 30, 2018, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the six months ended June 30, 2018 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Beginning on April 1, 2018, the Company began calculating expected volatility based solely on the historical volatilities of the common stock of the Company. In the past, the expected volatility was based on the historical volatilities of the common stock of the Company and comparable publicly traded companies, the Company previously utilized this methodology based on its estimate that it had limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted to employees and directors was determined in accordance with the “simplified approach,” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2018
Weighted-average fair value of options granted	$1.39
Expected terms (in years)	5.8 - 6.1
Expected volatility	88% - 126%
Risk-free interest rate	2.05 - 3.00%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	857,125	8.26	$2.04	290,966	$2.30
$3.20 - $4.50	539,906	7.44	$3.97	357,398	$3.98
$5.49 - $6.36	101,536	5.07	$5.98	99,346	$5.99
$6.64 - $8.99	1,020,783	3.54	$7.98	409,996	$8.16
$42.80	5,030	2.12	$42.80	5,030	$42.80
$1.47 - $42.80	2,524,380	6.04	$5.10	1,162,736	$5.56

As of June 30, 2018, there was approximately $2,397 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.4 years. The stock-based compensation expense for all stock options was $354 and $771 during the three and six months ended June 30, 2018, respectively.

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

During the three and six months ended June 30, 2018, the Company’s board of directors were granted 136,360 RSUs with a fair market value $300 which vests on a quarterly basis, over one year in equal installments

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2018	1,298,946	$2.42
RSUs granted	136,360	2.20
RSUs vested	(91,446)	3.94
RSUs cancelled/forfeit	-
RSUs unvested at June 30, 2018	1,343,860	$2.16

As of June 30, 2018, the total unrecognized compensation expense related to unvested RSUs was approximately $1,050, which is expected to be recognized over a weighted-average period of 0.5 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2018 was $254 and $577.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the six months ended June 30, 2018 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2018	6,264,215	$1.91
Granted	-
Exercised	-
Expired	(55,688)	$5.25
Warrants outstanding and exercisable - June 30, 2018	6,208,527	$1.90
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2018	2.05

A list of the warrants outstanding as of June 30, 2018 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Warrants issued to investor relations consultant	7/19/2013	60,000	$8.50	60,000	7/19/2018
Placement Agent Warrants	12/27/2016	210,313	$1.79	210,313	12/27/2019
PIPE Investor Warrants	12/27/2016	5,157,828	$1.79	5,157,828	12/27/2019
Lender warrants	7/19/2017	615,386	$2.08	615,386	7/19/2024
		6,208,527	$1.90	6,208,527

Subsidiary Stock-Based Transactions

During the six months ended June 30, 2018 the Company recognized $11 in stock-based compensation related to equity instruments granted by Surface to consultants, Imprimis employees and directors, including Mark Baum, CEO of the Company, Andrew Boll, CFO of the Company, and Richard Lindstrom, a director of the Company.

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Employees - selling, general and administrative	$573	$617	$1,166	$1,452
Directors - selling, general and administrative	35	50	85	105
Consultants - selling, general and administrative	-	-	108	60
Total	$608	$667	$1,359	$1,617

NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 the Company filed a response in opposition to the motion for class certification. The Company expects a ruling on the motion to certify the class to be determined in the fourth quarter of 2018. The Company believes the claims are frivolous and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and other state laws. The case is currently in discovery, with a trial date set for April 2019. The Company believes the claims are frivolous and has previously and will continue to dispute all asserted claims against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Spectrum

In February 2018, the Company filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between the Company and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and in May 2018, Spectrum filed an answer with the Court. The matter is currently in the beginning stages of discovery. The Company intends to fully purse any and all legal remedies available to it against Spectrum.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In July 2018, the Company filed a motion to dismiss certain causes of action found in the complaint. A decision on the Company’s motion to dismiss has not yet been determined. The Company believes the claims are frivolous and has previously and will continue to dispute all claims asserted against it and intend to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against our wholly owned subsidiary, Park Compounding, Inc. (“Park”) related to a compounded formulation the Company believes was legally dispensed and was, without the Company’s knowledge, inappropriately administered to a patient unknown to the Company, by the prescribing healthcare professional.  The Company has filed its response to the accusation and has requested a formal hearing. The Company disputes all claims against it and intends to vigorously defend against the allegations. Nonetheless, the Company cannot predict the outcome of this matter, it could result in substantial costs, suspension or revocation of Park’s pharmacy license and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Product and Professional Liability

Product and professional liability litigation represents an inherent risk to all firms in the pharmaceutical and pharmacy industry. The Company utilizes traditional third-party insurance policies with regard to its product and professional liability claims. Such insurance coverage at any given time reflects current market conditions, including cost and availability, when the policy is written.

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick.  In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant.  In May 2018, the Company filed demurrer challenging certain allegations and a motion to strike punitive damages, these motions will be heard by the Court on August 10, 2018. The Company believes the claims are frivolous and has previously and will continue to dispute all asserted claims against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $103 were made during the three and six months ended June 30, 2018, and $7 was due to Dr. Lindstrom at June 30, 2018.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. No stock-based payments were made and $343 and $558 were incurred under these agreements for commission expenses during the three and six months ended June 30, 2018, respectively.

NOTE 17. SEGMENT INFORMATION AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of developing proprietary drug therapies and providing such therapies through sterile and non-sterile pharmaceutical compounding services. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2018 and 2017 are attributed to the U.S. All long-lived assets at June 30, 2018 and December 31, 2017 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and six months ended June 30, 2018 and 2017.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 54% and 52% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2018, respectively, and 72% and 77% during the three and six months ended June 30, 2017, respectively.

NOTE 18. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2018 through the filing date of this Quarterly Report. Based on its evaluation, no other events need to be disclosed.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent reports on Form 8-K, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Imprimis” “we”, “us” and “our” refer to Imprimis Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., Imprimis Rx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Melt Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.”

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

Overview

We are a pharmaceutical company specializing in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. In addition to owning the nation’s leading ophthalmology pharmaceutical compounding business, ImprimisRx, the Company holds large equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”) companies originally founded as subsidiaries of Imprimis. The Company also owns royalty rights in certain 505(b)(2) drug candidates being developed by Eton, Surface and Melt.

While in the second quarter of 2018 we realized net income of $2,522,000 and provided cash from operating activities of $400,000, historically we have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $89,827,000 at June 30, 2018. Beginning on April 1, 2014, when we acquired our first compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we may incur further losses as we develop our pharmacy operations, evaluate other programs and continue the development of our formulations and drug assets.

Pharmaceutical Compounding Businesses

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the U.S. Food and Drug Administration (“FDA”) (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s needs. In many cases, compounded drugs such as ours have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis and a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

Our Compounding Facilities

We operate three compounding facilities. Our New Jersey operations comprises two separate entities and facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). The other New Jersey facility (“RxNJ”), and Park Compounding, Inc. (“Park”) our California based pharmacy, are both licensed pharmacies operating under Sections 503A of the FDCA. All products that we sell, produce and dispense are made in the United States of America.

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

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer our over 3,000 physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use made according to current good manufacturing practices (or cGMPs), in our FDA-registered NJOF outsourcing facility.

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on general customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmic formulations.

Pharmaceutical Businesses

We are large shareholders of Eton, Surface, and Melt, and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including under the abbreviated pathway described in Section 505(b)(2) which permits the submission of an new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We intend to create additional subsidiaries that will be focused on the development and FDA approval for certain of our proprietary compounded formulations.

Eton Pharmaceuticals, Inc.

Eton is a biopharmaceutical company focused on developing and commercializing innovative products utilizing the FDA’s 505(b)(2) regulatory pathway. Its pipeline includes seven products in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and obtaining FDA marketing approval for currently marketed but unapproved drugs.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our previously wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations of synthetic corticotropin (Eton drug candidate CT-100) and a patented injectable pentoxifylline (collectively, the “Imprimis Products”). Eton intends to seek FDA approval for the commercialization of CT-100 through the Section 505(b)(2) regulatory pathway. If approved by the FDA, Eton is required to make royalty payments to us on CT-100. In addition to CT-100, Eton has acquired several additional 505(b)(2) drug candidates and ones that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize through the 505(b)(2) pathway. Imprimis is only eligible to receive royalties on CT-100 (corticotropin) and will not receive royalties on any other drug candidates currently being developed by Eton.

In June 2018, Eton informed Imprimis that it did not intend to pursue development of its injectable pentoxifylline drug candidate. As a result, we exercised our rights under the related asset purchase agreement and re-acquired the intellectual property and related rights for the injectable pentoxifylline formulation and mutually terminated the pentoxifylline asset purchase agreement between us and Eton in August 2018 in exchange for $50,000.

In June 2017, Eton closed an offering of its Series A Preferred Stock at $3.00 a share for gross proceeds of approximately $20 million (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. We are currently the largest shareholder of Eton and own 3.5 million shares of Eton common stock, which is approximately 27% of the equity and voting interests issued and outstanding of Eton following the close of the Series A Round. The Series A Preferred Stock has mandatory conversion requirements into common stock of Eton upon events, including an underwritten initial public offering of Eton common stock (“IPO”). Under the terms of the Series A Preferred Stock, Eton is required to complete an IPO by December 31, 2018, subject to extension upon written approval of the holders of a majority of the Series A Preferred Stock.

Surface Pharmaceuticals, Inc.

Surface is a biopharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Imprimis entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Surface’s patent-pending topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Imprimis board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with DED. Surface’s drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs and symptoms.

In May 2018, Surface closed on its first tranche of an offering of its Series A Preferred Stock at $3.30 a share for proceeds of approximately $15 million (the “Surface Series A Round”), and in July Surface closed a second tranche of the Surface Series A Round for proceeds of approximately $6 million ($21 million in aggregate). At the time of the first closing we lost our controlling interest, and deconsolidated Surface from our consolidated financial statements. We own 3.5 million shares of Surface common stock, which is approximately 30% of the equity and voting interests issued and outstanding of Surface. Pursuant to the terms of the Surface License Agreements, Imprimis is eligible to receive royalties on sales of contributed drug candidates.

Melt Pharmaceuticals, Inc.

Melt is a pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, or non-IV, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval through the FDA’s, 505(b)(2) regulatory pathway for these proprietary technologies, where possible. The core intellectual property, or IP, Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications. In addition to assembling an excellent clinical advisory team, we have contracted with the nation’s leading 505(b)(2) drug development company to help steward our lead drug through an approval process. As we did with Eton and Surface, we intend to build out the Melt management team and work towards a deconsolidating transaction over the next 12 months.

Melt’s lead 505(b)(2) drug candidate is similar to Imprimis MKO Melt compounded formulation that has been dispensed nearly 100,000 times. Based on our experience, we believe there is a strong patient preference for sedation medications delivered sublingually as opposed to the traditional route, which is IV. Recently, a prospective controlled IRB-approved multi-arm clinical study of the MKO Melt was completed. We believe this study is similar to what FDA may require for approval of Melt’s lead drug candidate. In this study, more than 600 cataract surgery patients were randomly assigned to receive either (i) Valium®, (ii)Valium/tramadol/ondansetron, or (iii) MKO Melt. Preliminary analysis of the study groups showed the MKO Melt had a safe and effective conscious sedation profile, and provided the lowest incidence/need for additional IV medications out of the three arms.

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

Comparison of the three and six months ended June 30, 2018 and 2017

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2018 and 2017:

	For the Three months ended			For the Six months ended
	June 30,		$	June 30,		$
	2018	2017	Variance	2018	2017	Variance
Product sales, net	$10,374,000	$6,849,000	$3,525,000	$19,229,000	$12,938,000	$6,291,000
License revenues	10,000	8,000	2,000	20,000	16,000	4,000
Total revenues	$10,384,000	$6,857,000	$3,527,000	$19,249,000	$12,954,000	$6,295,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations. Our gross ophthalmology related sales were approximately $8,262,000 and $15,242,000 for the three and six months ended June 30, 2018, compared to $4,760,000 and $8,418,000 during the same period last year. Net revenues generated from NJOF (which include certain ophthalmology related sales) totaled $5,909,000 and $10,498,000 during the three and six months ended June 30, 2018.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2018 and 2017:

	For the Three months ended			For the Six months ended
	June 30,		$	June 30,		$
	2018	2017	Variance	2018	2017	Variance
Cost of sales	$4,157,000	$3,288,000	$869,000	$8,228,000	$6,645,000	$1,583,000

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sold of our formulations and products and our associated costs of such sales.

Gross Profit and Margin

	For the Three months ended			For the Six months ended
	June 30,		$	June 30,		$
	2018	2017	Variance	2018	2017	Variance
Gross Profit	$6,227,000	$3,569,000	$2,658,000	$11,021,000	$6,309,000	$4,712,000
Gross Margin	60%	52%	8%	57%	49%	8%

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

The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2018 and 2017:

	For the Three months ended			For the Six months ended
	June 30,		$	June 30,		$
	2018	2017	Variance	2018	2017	Variance
Selling, general and administrative	$6,779,000	$6,485,000	$294,000	$13,267,000	$13,296,000	$(29,000)

The increase in selling, general and administrative expenses between for the three months ended June 30, 2018 was largely attributable to increased sales commission amounts and legal expenses incurred associated with ongoing litigation.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2018 and 2017:

	For the Three months ended			For the Six months ended
	June 30,		$	June 30,		$
	2018	2017	Variance	2018	2017	Variance
Research and development	$72,000	$101,000	$(29,000)	$159,000	$261,000	$(102,000)

The decrease in research and development expenses between periods was primarily attributable to certain formulation development studies that were conducted during the three and six months ended June 30, 2017.

Interest Income

Interest income was $1,000 for three and six months ended June 30, 2018, compared to $2,000 and $5,000 during the same periods, respectively, in the prior year.

Interest Expense

Interest expense was $672,000 and $1,335,000 for three and six months ended June 30, 2018, respectively, compared to $769,000 and $1,560,000 during the same period last year, respectively. The decrease was primarily due to interest expense recognition related to the deferred acquisition obligations of our acquisition of Park being fulfilled and amortization of our capital lease obligations.

Equity Loss from Surface

During the three and six months ended June 30, 2018, we recorded a loss of $102,000, for our share of losses based on our ownership of Surface. We began using equity method accounting for our investment in Surface beginning on May 11, 2018, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Gain on Deconsolidation of Surface

During the three and six months ended June 30, 2018, we recorded a gain of $5,320,000 on the deconsolidation of Surface, see Note 2 and Note 5 in the notes to the condensed consolidated financial statements for a more detailed explanation of this transaction.

Equity Loss from Eton

During the three and six months ended June 30, 2018, we recorded a loss of $1,146,000 and $2,215,000, respectively, for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Gain on Deconsolidation of Eton

During the three and six months ended June 30, 2017, we recorded a gain of $5,725,000 on the deconsolidation of Eton, see Note 4 in the notes to the condensed consolidated financial statements for a more detailed explanation of this transaction.

Loss on Sale of Assets

During the three and six months ended June 30, 2017, we recorded a loss of $269,000 and $284,000, respectively, related to assets associated with the sale of Imprimis TX and our sinus business.

Other Expense, net

During the three and six months ended June 30, 2018, we recorded other expense, net of $255,000. This was due to a loss of $393,000 related to the impairment and write-off of a note receivable, and income of $138,000 related to expenses that were paid by us and reimbursed by Surface following its deconsolidation.

Net Income (Loss)

The following table presents our net loss for the three and six months ended June 30, 2018 and 2017:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income (loss)	$2,522,000	$1,484,000	$(991,000)	$(3,522,000)
Basic net income (loss) per share of common stock	$0.12	$0.07	$(0.05)	$(0.18)
Diluted net income (loss) per share of common stock	$0.11	$0.06	$(0.05)	$(0.18)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at June 30, 2018 was $4,170,000 compared to $4,219,000 at December 31, 2017. Since inception through June 30, 2018 we have incurred aggregate losses to common stockholders of $(89,827,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $3,970,000 and restricted cash of $200,000 totaling $4,170,000 at June 30, 2018, along with net proceeds from the sale of our common stock through the Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”), will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three and six months ended June 30, 2018 and 2017:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by (used in) operating activities	$400,000	$(6,285,000)
Net cash used in investing activities	(700,000)	(515,000)
Net cash provided by financing activities	251,000	2,112,000
Net change in cash and cash equivalents	(49,000)	(4,688,000)
Cash and cash equivalents at beginning of the period	4,219,000	9,053,000
Cash and cash equivalents at end of the year	$4,170,000	$4,365,000

Operating Activities

Net cash provided by (used in) operating activities was $400,000 in 2018, as compared to $(6,285,000) used in operating activities during the same period in the prior year. The decrease in net cash used in and increase in cash provided by operating activities during the periods was mainly attributed to increased unit volumes and sales, production efficiencies and management of operating expenses.

Investing Activities

Net cash used in investing activities in 2018 and 2017 was $(700,000) and $(515,000), respectively. Cash used in investing activities in 2018 and 2017, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by financing activities in 2018 and 2017 was $251,000 and $2,112,000, respectively. Cash provided by financing activities during 2017 was primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017.

Sources of Capital

Our principal sources of cash consist of cash provided by financing activities, including the proceeds related the sale of our common stock through the Sales Agreement and from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We just recently began producing cash from our operations in the second quarter of 2018, however historically, we haven’t received sufficient revenues to support our operations and may not be able to continue to do so.

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

We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history, including our past bankruptcy proceedings. In addition, the fact that we have a limited history of profitability could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 we filed a response in opposition to the motion for class certification. We expect a ruling on the motion to certify the class to be determined in the fourth quarter of 2018. We believe the claims are frivolous and has previously and will continue to dispute all asserted claims against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against us, primarily claiming violations under the federal Lanham Act and other state laws. The case is currently in discovery, with a trial date set for April 2019. We have previously and continue to dispute all claims against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Spectrum

In February 2018, we filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between us and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and in May 2018, Spectrum has filed an answer with the Court. The matter is currently in the beginning stages of discovery. We intend to fully purse any and all legal remedies available to us against Spectrum.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement that we and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In July 2018, we filed a motion to dismiss certain causes of action found in the complaint. A decision on our motion to dismiss has not yet been determined. We believe the claims are frivolous, dispute all claims against us and intend to vigorously defend the allegations. Nonetheless, we cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against our wholly owned subsidiary, Park Compounding, Inc. (“Park”) related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professional. The Company has filed its response to the accusation and has requested for a formal hearing. The Company disputes all claims against it and intends to vigorously defend against the allegations. Nonetheless, we cannot predict the outcome of this litigation, it could result in substantial costs, suspension or revocation of Park’s pharmacy license and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick.  In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant.  In May 2018, we filed demurrer challenging certain allegations and a motion to strike punitive damages, these motions will be heard by the Court on August 10, 2018. We believe the claims are without merit, dispute all claims against us and intend to vigorously defend against the allegations. Nonetheless, we cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

We have incurred losses in every year of our operations, including net losses of $(11,985,000) and $(19,087,000) for the years ended December 31, 2017 and 2016, respectively, and net income (losses) of $2,522,000 and $991,000 for the three and six months ended June 30, 2018 and $1,484,000 and $(3,522,000) for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, our accumulated deficit was $(89,827,000). We expect to decrease our operating losses during 2018, however, our projections may not be correct and our plans could change, and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We sell certain of our proprietary formulations primarily through three pharmaceutical compounding facilities we own, but we may not be successful in our efforts to integrate these businesses into our operations.

Our business strategy includes establishing a small compounding pharmacy group, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies and outsourcing facilities, to market and sell our proprietary formulations and other non-proprietary products in all 50 states and in certain geographies outside of the U.S.

We currently have compounding facilities in New Jersey and California. We may plan to expand our pharmacy operations and personnel and developing our facilities into a unified group compounding pharmacy facilities. We have been developing “ImprimisRx” as a uniform brand for certain of our compounding facilities and ophthalmology focused compounded business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. As a result, we may experience difficulties implementing our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance:

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

In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and taking steps to address the items outlined in the letter and will continue to work with the FDA to assure that all allegations in the warning letter have been addressed. We believe we have addressed all of the material items of concern in the FDA’s warning letter and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and do not believe there will be any further action taken by FDA in this regard. Nonetheless, these two items increased further scrutiny and negative publicity on us as a company. At times, we have become aware of negative views of regulators related to certain formulations, and as a result discontinued compounding certain drug formulations in an attempt help mitigate potential regulatory risk. As a result of the MedWatch notice and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If our one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary, Park Compounding, Inc. related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against us and intend to vigorously defend against the accusations, if Park Compounding is found to be in non-compliance pursuant to this accusation, it may be required to permanently or temporarily cease or limit its operations including its sterile compounding operations. If Park Compounding is required to permanently or temporarily cease or limit its sterile compounding operations, we would be unable to realize the expected benefits of this pharmacy’s operations, including its sales of our proprietary formulations. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park Compounding, the loss of Park Compounding’s ability to compound sterile formulations would have an immediate adverse impact on our ability to implement our business plan in a timely manner.

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

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in their development, which may require us to raise additional funds that may or may not be available. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product. Although we believe we are positioned to compete favorably with respect to many of these factors, if our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve sustained profitability.

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

Excluding any activities through our ownership interest in Eton, we have not submitted an NDA or received regulatory approval to market our drug candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or “CROs”, with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. As of July 26, 2018, we own and/or license 34 U.S. patents or patent applications and we own 11 international patent applications filed under the Patent Cooperation Treaty and 38 foreign patent or patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our executive officers and directors collectively own, or have the right to acquire within 60 days after August 3, 2018, approximately 14% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

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

On August 3, 2018, we re-acquired our rights to our pentoxifylline drug formulation and patent filings and terminated the related asset purchase and license agreement dated May 9, 2017 with Eton Pharmaceuticals, Inc. We paid $50,000 to Eton related to our re-acquisition and transfer of the drug and patent rights.

Item 6. Exhibits

Exhibit Number	Description

10.1	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)

10.2	Amend and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. May 15, 2018 (incorporated herein by reference to exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)

10.3*	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D.

10.4*	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: August 6, 2018	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

