Form 10-Q
period 2018-09-30
Imprimis Pharmaceuticals, Inc.
filed 2018-11-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 12, 2018, 23,277,975 shares of the registrant’s common stock, $0.001 par value, were outstanding.

IMPRIMIS PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPRIMIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$6,315	$4,219
Accounts receivable, net	1,731	1,529
Inventories	2,524	2,249
Prepaid expenses and other current assets	1,114	714
Note receivable, current portion	-	95
Total current assets	11,684	8,806
Property, plant and equipment, net	6,061	6,215
Intangible assets, net	2,964	2,860
Investment in Surface Pharmaceuticals	5,090	-
Investment in Eton Pharmaceuticals	263	3,507
Note receivable, less current portion	-	302
Goodwill	2,227	2,227
TOTAL ASSETS	$28,289	$23,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,931	$3,885
Accrued payroll and related liabilities	1,727	1,209
Deferred revenue and customer deposits	98	29
Current portion of deferred acquisition obligation and accrued interest	-	53
Current portion of note payable, net of unamortized debt discount	1,729	-
Current portion of capital lease obligations, net of unamortized discount	883	598
Total current liabilities	10,368	5,774
Capital lease obligations, net of current portion and unamortized discount	-	720
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	12,668	14,008
TOTAL LIABILITIES	23,836	21,302
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 90,000,000 shares authorized, 22,656,183 and 20,623,129 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	23	21
Additional paid-in capital	96,771	91,430
Accumulated deficit	(92,341)	(88,836)
TOTAL STOCKHOLDERS’ EQUITY	4,453	2,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,289	$23,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$10,729	$6,473	$29,958	$19,411
License revenues	10	10	30	26
Total revenues	10,739	6,483	29,988	19,437
Cost of sales	(4,191)	(3,403)	(12,419)	(10,048)
Gross profit	6,548	3,080	17,569	9,389
Operating expenses:
Selling, general and administrative	6,964	5,781	20,231	19,077
Research and development	233	63	392	324
Total operating expenses	7,197	5,844	20,623	19,401
Loss from operations	(649)	(2,764)	(3,054)	(10,012)
Other income (expense):
Interest expense, net	(705)	(793)	(2,039)	(2,348)
Investment losses from Surface Pharmaceuticals	(128)	-	(230)	-
Gain on deconsolidation of Surface Pharmaceuticals	-	-	5,320	-
Investment losses from Eton Pharmaceuticals	(1,032)	(1,237)	(3,247)	(1,453)
Gain on deconsolidation of Eton Pharmaceuticals	-	-	-	5,725
Loss on sale of assets	-	(42)	-	(326)
Other expense, net	-	(884)	(255)	(884)
Total other income (expense), net	(1,865)	(2,956)	(451)	714
Loss before income taxes	(2,514)	(5,720)	(3,505)	(9,298)
Income tax benefit, net	-	28	-	84
Net loss	$(2,514)	$(5,692)	$(3,505)	$(9,214)
Basic and diluted net loss per share of common stock	$(0.12)	$(0.28)	$(0.16)	$(0.47)
Weighted average number of shares of common stock outstanding, basic and diluted	21,709,392	20,273,347	21,283,078	19,806,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,505)	$(9,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,223	1,041
Amortization of intangible assets	176	272
Deferred income taxes	-	(84)
Amortization of debt issuance costs and discount	466	812
Debt extinguishment	-	884
Gain on deconsolidation of Eton Pharmaceuticals	-	(5,725)
Investment loss from Eton Pharmaceuticals	3,247	1,453
Gain on deconsolidation of Surface Pharmaceuticals	(5,320)	-
Investment loss from Surface Pharmaceuticals	230	-
Loss on write down of assets and note receivable	393	111
Loss on sale and disposal of assets	-	215
Stock-based compensation	1,950	2,265
Changes in assets and liabilities:
Accounts receivable	(202)	296
Inventories	(275)	(946)
Prepaid expenses and other current assets	(400)	45
Accounts payable and accrued expenses	2,153	497
Accrued payroll and related liabilities	518	(348)
Deferred revenue and customer deposits	69	(83)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	723	(8,509)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	4	-
Proceeds on sale and disposal of assets	-	110
Investment in patent and trademark assets	(283)	(184)
Purchase of Klarity license	-	(50)
Purchases of property, plant and equipment	(1,068)	(588)
NET CASH USED IN INVESTING ACTIVITIES	(1,347)	(712)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(512)	(464)
Net proceeds from public equity offering	-	2,940
Payments on Park deferred acquisition obligation	(53)	(101)
Proceeds from SWK debt, net of costs	-	15,518
Principal payments on LSAF note payable	-	(13,999)
Net proceeds from ATM sales of common stock	642	162
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s	2,643	179
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,720	4,235
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,096	(4,986)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,219	9,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,315	$4,067
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$6,115	$3,867
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,315	$4,067
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$9
Cash paid for interest	$1,006	$1,045
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock options for consulting services included in accounts payable and accrued expenses	$108	$-
Final fee on note payable recorded as debt discount and Included in accrued expenses	$-	$800
Estimated relative fair value of warrants issued in connection with note payable	$-	$982
Note receivable in connection with sale of assets	$-	$410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMPRIMIS PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2018 and 2017

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

Basis of Presentation

Imprimis has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2018 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $3,505 and $9,214 for the nine months ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of $92,341 and $88,836 as of September 30, 2018 and December 31, 2017, respectively. In addition, while during the nine months ended September 30, 2018 the Company generated cash of $723 from operating activities, there is no guarantee that trend will continue. Historically, the Company has used cash in operating activities and during the nine months ended September 30, 2017 the Company used $8,509 in operating activities.

While there is no assurance, the Company believes its existing cash resources and restricted cash of $6,315 at September 30, 2018, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, unvested restricted stock units (“RSUs”) and warrants were 8,387,347 and 9,983,548 at September 30, 2018 and 2017, respectively, and are excluded from the calculation of diluted net loss per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2018 and 2017 was 202,603 and 121,344, respectively.

The following table shows the computation of basic net loss per share of common stock for the three and nine months ended September 30, 2018 and 2017:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Numerator – net loss	$(2,514)	$(5,692)	$(3,505)	$(9,214)
Denominator – weighted average number of shares outstanding, basic	21,709,392	20,273,347	21,283,078	19,806,759
Net loss per share, basic and diluted	$(0.12)	$(0.28)	$(0.16)	$(0.47)

Investment in Surface Pharmaceuticals, Inc.

In April 2017, the Company formed Surface as a wholly owned subsidiary. In May and July 2018, Surface entered into and closed on definitive stock purchase agreements with an institutional investor for the purchase of Surface’s Series A Preferred Stock (the “Surface Series A Stock”) that resulted in total proceeds to Surface of approximately $21,000. At the time of the first closing in May 2018, the Company lost voting and ownership control of Surface and it ceased consolidating Surface’s financial statements. At September 30, 2018, the Company owned approximately 35% of the issued and outstanding equity interests in Surface. The Surface Series A Stock (i) was issued at a purchase price of $3.30 per share; (ii) will vote together with the common stock and all other shares of stock of Surface having general voting power; (iii) will be entitled to the number of votes equal to the number of shares of preferred stock held; (iv) will hold liquidation preference over all other equity interests in Surface; and (v) will have mandatory conversion requirements into Surface common stock upon events including an underwritten initial public offering (“IPO”) of Surface common stock or similar transaction.

At the time of deconsolidation, the Company recorded a gain of $5,320 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and the Company’s new ownership percent in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of the date of this Report, and calculated after the second closing of the sale Series A Preferred Stock in July 2018) of Surface and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Surface held by the Company. Any intra-entity profits and losses are eliminated. During the three and nine months ended September 30, 2018, the Company recorded equity in net loss of Surface of $128 and $230. As of September 30, 2018, the carrying value of the Company’s investment in Surface was $5,090.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During the year ended December 31, 2017, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation to assist in determining the effect of the new standard as of January 1, 2018 with respect to the Company’s real estate leases. The Company currently has three real estate leases and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of September 30, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $2,300 and that the related lease liability would be approximately $2,800 related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The Company will continue this effort with respect to equipment leases and any other leases contemplated under Topic 842 in a manner to be appropriately prepared for its implementation on or before January 1, 2019.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017, consists of the following:

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Product sales, net	$10,729	$6,473	$29,958	$19,411
License revenues	10	10	30	26
Total revenues	$10,739	$6,483	$29,988	$19,437

Deferred revenue and customer deposits at September 30, 2018 and December 31, 2017, was $98 and $29, retrospectively.

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

The Company owns 3,500,000 common shares (approximately 27% issued and outstanding equity interest as of the date of this Report) of Eton and, uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognizes earnings and losses of Eton in its consolidated financial statements and adjusts the carrying amount of its investment in Eton accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Eton held by the Company. Any intra-entity profits and losses are eliminated. During the three and nine months ended September 30, 2018, the Company recorded equity in net loss of Eton of $1,032 and $3,247, respectively. As of September 30, 2018, the carrying value of the Company’s investment in Eton was $263.

The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) entered into consulting agreements and provided consulting services to Eton, these contracts concluded in April 2018.

The unaudited condensed results of operations information of Eton is summarized below:

For the
Nine months ended
September 30, 2018
Revenues, net	$-
Loss from operations	11,162
Net loss	$(11,162)

The unaudited condensed balance sheet information of Eton is summarized below:

At September 30,
2018
Current assets	$6,803
Non current assets	722
Total assets	7,525

Total liabilities	1,193
Total preferred stock and stockholders’ equity	6,332
Total liabilities and stockholders’ equity	$7,525

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

As of September 30, 2018, the Company was due $50 from Surface for reimbursable expenses and amounts due under the MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

As of September 30, 2018, the Company owned 3,500,000 shares of Surface common stock (approximately 30% issued and outstanding equity interests). The Company’s director, Richard L. Lindstrom and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of three percent (3%) of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor.

The unaudited condensed results of operations information of Surface is summarized below:

For the
Nine months
September 30, 2018
Revenues, net	$-
Loss from operations	891
Net loss	$(891)

The unaudited condensed balance sheet information of Surface is summarized below:

At September 30,
2018
Current assets	$20,090
Non current assets	46
Total assets	20,136

Total liabilities	225
Total stockholders’ equity	19,911
Total liabilities and stockholders’ equity	$20,136

NOTE 6. RESTRICTED CASH

The restricted cash at September 30, 2018 and December 31, 2017 consisted of funds held in a money market account. At September 30, 2018 and December 31, 2017, the restricted cash was recorded at amortized cost, which approximates fair value.

At September 30, 2018 and December 31, 2017, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
	2018	2017
Raw materials	$1,248	$956
Work in progress	11	-
Finished goods	1,265	1,293
Total inventories	$2,524	$2,249

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2018	2017
Prepaid insurance	$328	$164
Other prepaid expenses	611	426
Amounts due from Surface Pharmaceuticals	50	-
Deposits and other current assets	125	124
Total prepaid expenses and other current assets	$1,114	$714

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Property, plant and equipment, net:
Computer software and hardware	$1,588	$1,239
Furniture and equipment	382	377
Lab and pharmacy equipment	2,794	2,545
Leasehold improvements	5,275	4,810
	10,039	8,971
Accumulated depreciation and amortization	(3,978)	(2,756)
	$6,061	$6,215

For the three and nine months ended September 30, 2018, depreciation related to the property, plant and equipment was $423 and $1,223, respectively.

NOTE 10. NOTE RECEIVABLE

The Company recorded a loss of $393, which was recorded in other expense, net, during the three and nine months ended September 30, 2018, related to the impairment and write-off of all amounts owed to it under its note receivable. The write-off is due to the Company’s estimate of collectability of the asset.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2018 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$617	$(40)	$-	$577
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	301	-	-	301
Customer relationships	3-15 years	2,998	(963)	(15)	2,020
Trade name	5 years	16	(12)	(1)	3
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(4)	(28)	13
		$4,321	$(1,293)	$(64)	$2,964

Amortization expense for intangible assets for the three and nine months ended September 30, 2018 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Patents	$6	$3	$19	$10
Licenses	-	-	-	-
Customer relationships	50	65	150	194
Trade name	-	-	3	2
Non-competition clause	-	21	1	65
State pharmacy licenses	-	-	-	1
	$56	$89	$173	$272

Estimated future amortization expense for the Company’s intangible assets at September 30, 2018 is as follows:

Remainder of 2018	$61
2019	237
2020	235
2021	235
2022	235
Thereafter	1,961
$2,964

There have been no changes in the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2018.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$5,313	$3,241
Deferred rent	358	388
Accrued interest	260	256
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	6,731	4,685
Less: Current portion	(5,931)	(3,885)
Non-current total accrued expenses	$800	$800

NOTE 13. DEBT

At September 30, 2018, future minimum payments under the Company’s note payable were as follows:

Amount
Remainder of 2018	$751
2019	4,762
2020	4,402
2021	4,033
2022	7,410
Total minimum payments	21,358
Less: amount representing interest	(5,358)
Notes payable, gross	16,000
Less: unamortized discount	(1,603)
Less: current portion, net of unamortized discount	(1,729)
Note payable, net of current portion and unamortized debt discount	$12,668

For the three and nine months ended September 30, 2018, debt discount amortization related to note payable was $131 and $389, respectively.

NOTE 14. CAPITAL LEASE OBLIGATION

At September 30, 2018, future payments under the Company’s capital leases were as follows:

Amount
Remainder of 2018	$194
2019	751
Total minimum lease payments	945
Less: amount representing interest payments	(29)
Present value of future minimum lease payment	916
Less: unamortized discount	(33)
883
Less: current portion, net of unamortized discount	(883)
Capital lease obligation net of current portion and unamortized discount	$-

For the three and nine months ended September 30, 2018, debt discount amortization related to the capital lease obligation was $21 and $77, respectively.

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

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 305,619 shares of common stock and received net proceeds of $642, after deducting $20 for sales commission and offering expenses, under the Sales Agreement during the nine months ended September 30, 2018, leaving an aggregate of $7,378 available for future sales of shares thereunder as of September 30, 2018. In November 2018, the Company terminated the Sales Agreement.

During the nine months ended September 30, 2018, the Company issued 1,476,613 shares of its common stock related to the exercise of common stock warrants with an exercise price of $1.79, and received net proceeds of $2,643.

During the nine months ended September 30, 2018, the Company issued 130,122 shares of its common stock related to the cashless exercise of 321,945 common stock warrants with an exercise price of $1.79.

During the nine months ended September 30, 2018, 65,536 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of September 30, 2018, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2018	2,259,979	$5.51
Options granted	295,000	$1.79
Options exercised	-	$-
Options cancelled/forfeit	(29,974)	$3.36
Options outstanding - September 30, 2018	2,525,005	$5.10	5.79	$631
Options exercisable	1,277,557	$5.12	6.22	$258
Options vested and expected to vest	2,396,105	$5.10	5.80	$585

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2018, based on the closing price of the Company’s common stock of $2.78 on that date.

During the nine months ended September 30, 2018, the Company granted stock options to certain employees and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2018 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2018
Weighted-average fair value of options granted	$1.42
Expected terms (in years)	5.8 - 6.1
Expected volatility	76% - 126%
Risk-free interest rate	2.05 - 3.00%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	851,000	8.01	$2.04	367,921	$2.18
$3.04 - $4.50	547,031	7.23	$3.96	392,138	$3.98
$5.49 - $6.36	101,536	4.82	$5.98	99,658	$5.98
$6.64 - $8.99	1,020,408	3.29	$7.98	412,810	$8.15
$42.80	5,030	1.87	$42.80	5,030	$42.80
$1.47 - $42.80	2,525,005	5.79	$5.10	1,277,557	$5.12

As of September 30, 2018, there was approximately $2,139 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years. The stock-based compensation expense for all stock options was $291 and $1,063 during the three and nine months ended September 30, 2018, respectively.

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

During the three and nine months ended September 30, 2018, the Company’s board of directors were granted 136,360 RSUs with a fair market value $300 which vests on a quarterly basis, over one year in equal installments

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2018	1,298,946	$2.42
RSUs granted	136,360	2.20
RSUs vested	(125,536)	3.94
RSUs cancelled/forfeit	-
RSUs unvested at September 30, 2018	1,309,770	$2.16

As of September 30, 2018, the total unrecognized compensation expense related to unvested RSUs was approximately $756, which is expected to be recognized over a weighted-average period of 0.5 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2018 was $293 and $870.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2018	6,264,215	$1.91
Granted	-
Exercised	(1,798,558)	1.79
Expired	(115,688)	6.94
Warrants outstanding and exercisable - September 30, 2018	4,349,969	$1.90
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2018	2.06

A list of the warrants outstanding as of September 30, 2018 is included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Placement Agent Warrants	12/27/2016	210,313	$1.79	210,313	12/27/2019
PIPE Investor Warrants	12/27/2016	3,359,270	$1.79	3,359,270	12/27/2019
Lender warrants	7/19/2017	615,386	$2.08	615,386	7/19/2024
		4,349,969	$1.90	4,349,969

Subsidiary Stock-Based Transactions

During the nine months ended September 30, 2018 the Company recognized $17 in stock-based compensation related to equity instruments granted by Surface and Melt to consultants, Imprimis employees and directors, including Mark Baum, CEO of the Company, Andrew Boll, CFO of the Company, and Richard Lindstrom, a director of the Company.

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Employees - selling, general and administrative	$527	$598	$1,790	$2,050
Directors - selling, general and administrative	75	50	160	155
Consultants - selling, general and administrative	-	-	108	60
Total	$602	$648	$2,058	$2,265

NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 the Company filed a response in opposition to the motion for class certification. A hearing on class certification was heard on October 24, 2018, however, as of the date of this Report no decision has been made. The Company believes the claims are frivolous and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In July 2018, the Company filed a motion to dismiss certain causes of action found in the complaint, and its motion to dismiss was denied. In October 2018, the Company filed counterclaims alleging breach of contract and breach of covenant of good faith and fair dealing and named certain individual defendants. The Company believes the claims against it are frivolous and has previously and will continue to dispute all claims asserted against it and intend to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various Spectrum entities. The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The Company believes the claims are frivolous and has previously and will continue to dispute all asserted claims against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this this litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $110 were made during the three and nine months ended September 30, 2018, and $12 was due to Dr. Lindstrom at September 30, 2018.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Imprimis in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. No stock-based payments were made and $507 and $1,065 were incurred under these agreements for commission expenses during the three and nine months ended September 30, 2018, respectively.

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2018 and 2017 are attributed to the U.S. All long-lived assets at September 30, 2018 and December 31, 2017 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. Less than 10% of the Company’s total pharmacy sales were derived from a single customer for the three and nine months ended September 30, 2018 and 2017.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 58% and 51% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2018, respectively, and 72% and 70% during the three and nine months ended September 30, 2017, respectively.

NOTE 18. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2018 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

In October and November 2018, the Company issued 553,619 shares of its common stock related to the exercise of common stock warrants with an exercise price of $1.79, and received net proceeds of $991.

In October and November 2018, the Company issued 68,173 shares of its common stock related to the cashless exercise of 131,592 common stock warrants with an exercise price of $1.79.

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

During the nine months ended September 30, 2018, we produced cash from operating activities of $723,000, and we expect this trend to continue. However, for years prior to 2018 and historically we have incurred recurring operating losses and have had negative operating cash flows since July 24, 1998 (inception). In addition, we have an accumulated deficit of approximately $92,341,000 at September 30, 2018. Beginning on April 1, 2014, when we acquired our first compounding pharmacy, we began generating revenue from sales of certain of our proprietary drug formulations and other non-proprietary formulations; however, we may incur further losses as we develop our pharmacy operations, evaluate other programs, pursue certain regualatory and market approvals for our drug candidates and continue the development of our formulations and drug assets.

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

Our Compounding Facilities

We operate three compounding facilities. Our New Jersey operations comprises two separate entities and facilities, with one facility registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). The other New Jersey facility (“RxNJ”), and Park Compounding, Inc. (“Park”) our California based pharmacy, are both licensed pharmacies operating under Section 503A of the FDCA. All products that we sell, produce and dispense are made in the United States of America.

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

Pharmaceutical Development Businesses

We are large shareholders of Eton, Surface, and Melt, and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018, we formed and created subsidiaries named Radley Pharmaceuticals, Inc. and Mayfield Pharmaceuticals, Inc., which we intend to operate similar to Eton, Surface and Melt. In addition, we intend to create additional subsidiaries that will be focused on the development and FDA approval for certain proprietary drug formulations.

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

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our previously wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations of synthetic corticotropin (Eton drug candidate CT-100) and a patented injectable pentoxifylline (collectively, the “Imprimis Products”). Eton, by itself or through a development partner, intends to seek FDA approval for the commercialization of CT-100 through the Section 505(b)(2) regulatory pathway. If approved by the FDA, Eton is required to make royalty payments to us on CT-100. In addition to CT-100, Eton has acquired several additional drug candidates and ones that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize. Imprimis is only eligible to receive royalties on CT-100 (corticotropin) and will not receive royalties on any other drug candidates currently being developed by Eton.

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

In June 2017, Eton closed an offering of its Series A Preferred Stock at $3.00 a share for gross proceeds of approximately $20 million (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. In November 2018, Eton announced an initial public offering of 3,600,000 shares of its common stock at $6.00 a share for gross proceeds of approximately $21.6 million (the “Eton IPO”), and the underwriters are allowed to purchase an additional 540,000 shares of Eton common stock to cover any over-allotments related to the Eton IPO. Following the close of the Eton IPO, all shares of the Eton Series A Preferred Stock converted to Eton common stock. We are currently the largest shareholder of Eton and own 3.5 million shares of Eton common stock, which we estimate is approximately 19.99% of the equity and voting interests issued and outstanding of Eton following the close of the Eton IPO, and assuming the underwriter fully exercises its over-allotments option. Eton’s common stock currently trades on the NASDAQ Global Market exchange under the ticker symbol “ETON”.

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

Melt’s lead 505(b)(2) drug candidate is similar to Imprimis’s MKO Melt compounded formulation that has been dispensed nearly 100,000 times. Based on our experience, we believe there is a strong patient preference for sedation medications delivered sublingually as opposed to the traditional route, which is IV. Recently, a prospective controlled IRB-approved multi-arm clinical study of the MKO Melt was completed. We believe parts of this study is similar to what FDA may require for approval of Melt’s lead drug candidate. In this study, more than 600 cataract surgery patients were randomly assigned to receive either (i) diazepam, (ii) diazepam/tramadol/ondansetron, or (iii) the MKO Melt. An analysis of the study groups showed the MKO Melt had a safe and effective conscious sedation profile, and provided the lowest incidence/need for additional IV medications out of the three arms. When reviewing the statistical significance between study arms, MKO Melt group compared to the diazepam group generated a positive p-value of 0.01 for patients needing additional IV medications. We believe data and information generated from this study will help better inform us as we build and plan Melt’s clinical development program.

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

Comparison of the three and nine months ended September 30, 2018 and 2017

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2018 and 2017:

	For the Three months ended			For the Nine months ended
	September 30,		$	September 30,		$
	2018	2017	Variance	2018	2017	Variance
Product sales, net	$10,729,000	$6,473,000	$4,256,000	$29,958,000	$19,411,000	$10,547,000
License revenues	10,000	10,000	-	30,000	26,000	4,000
Total revenues	$10,739,000	$6,483,000	$4,256,000	$29,988,000	$19,437,000	$10,551,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations. Our gross ophthalmology related sales were approximately $8,860,000 and $24,102,000 for the three and nine months ended September 30, 2018, compared to $4,897,000 and $13,315,000 during the same period last year. Net revenues generated from NJOF (which include certain ophthalmology related sales) totaled $6,378,000 and $16,876,000 during the three and nine months ended September 30, 2018.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2018 and 2017:

	For the Three months ended			For the Nine months ended
	September 30,		$	September 30,		$
	2018	2017	Variance	2018	2017	Variance
Cost of sales	$4,191,000	$3,403,000	$788,000	$12,419,000	$10,048,000	$2,371,000

The increase in our cost of sales between periods was largely attributable to an increase in the volume of units sold of our formulations and products and our associated costs of such sales.

Gross Profit and Margin

	For the Three months ended			For the Nine months ended
	September 30,		$	September 30,		$
	2018	2017	Variance	2018	2017	Variance
Gross Profit	$6,548,000	$3,080,000	$3,468,000	$17,569,000	$9,389,000	$8,180,000
Gross Margin	61%	48%	14%	59%	48%	10%

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

The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2018 and 2017:

	For the Three months ended			For the Nine months ended
	September 30,		$	September 30,		$
	2018	2017	Variance	2018	2017	Variance
Selling, general and administrative	$6,964,000	$5,781,000	$1,183,000	$20,231,000	$19,077,000	$1,154,000

The increase in selling, general and administrative expenses between for the three and nine months ended September 30, 2018 was largely attributable to increased sales commission amounts, legal expenses incurred associated with ongoing litigation and costs related to the operations of Melt.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2018 and 2017:

	For the Three months ended			For the Nine months ended
	September 30,		$	September 30,		$
	2018	2017	Variance	2018	2017	Variance
Research and development	$233,000	$63,000	$170,000	$392,000	$324,000	$68,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies and the clinical development program for our subsidiary Melt that occurred during the three and nine months ended September 30, 2018.

Interest Income

Interest income was $1,000 and $2,000, respectively, for three and nine months ended September 30, 2018, compared to $2,000 and $7,000 during the same periods, respectively, in the prior year.

Interest Expense

Interest expense was $706,000 and $2,040,000 for three and nine months ended September 30, 2018, respectively, compared to $795,000 and $2,355,000 during the same period last year, respectively. The decrease was primarily due to interest expense recognition related to the deferred acquisition obligations of our acquisition of Park being fulfilled and amortization of our capital lease obligations.

Equity Loss from Surface

During the three and nine months ended September 30, 2018, we recorded a loss of $128,000 and $230,000, respectively, for our share of losses based on our ownership of Surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statements of operations.

Gain on Deconsolidation of Surface

During the nine months ended September 30, 2018, we recorded a gain of $5,320,000 on the deconsolidation of Surface, see Note 2 and Note 5 in the notes to the condensed consolidated financial statements for a more detailed explanation of this transaction.

Equity Loss from Eton

During the three and nine months ended September 30, 2018, we recorded a loss of $1,032,000 and $3,247,000, respectively, for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statement of operations.

Gain on Deconsolidation of Eton

During the nine months ended September 30, 2017, we recorded a gain of $5,725,000 on the deconsolidation of Eton, see Note 4 in the notes to the condensed consolidated financial statements for a more detailed explanation of this transaction.

Loss on Sale of Assets

During the three and nine months ended September 30, 2017, we recorded a loss of $42,000 and $326,000, respectively, related to assets associated with the sale of Imprimis TX and our sinus business.

Other Expense, net

During the nine months ended September 30, 2018, we recorded other expense, net of $255,000. This was due to a loss of $393,000 related to the impairment and write-off of a note receivable, and income of $138,000 related to expenses that were paid by us and reimbursed by Surface following its deconsolidation.

Net Loss

The following table presents our net loss for the three and nine months ended September 30, 2018 and 2017:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net loss	$(2,514,000)	$(5,692,000)	$(3,505,000)	$(9,214,000)
Basic and diluted net loss per share of common stock	$(0.12)	$(0.28)	$(0.16)	$(0.47)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at September 30, 2018 was $6,315,000 compared to $4,219,000 at December 31, 2017. Since inception through September 30, 2018 we have incurred aggregate losses to common stockholders of $(92,341,000). These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $6,115,000 and restricted cash of $200,000 totaling $6,315,000 at September 30, 2018, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the nine months ended September 30, 2018 and 2017:

	For the	For the
	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2018	2017
Net cash provided by (used in) operating activities	$723,000	$(8,509,000)
Net cash used in investing activities	(1,347,000)	(712,000)
Net cash provided by financing activities	2,720,000	4,235,000
Net change in cash and cash equivalents	2,096,000	(4,986,000)
Cash and cash equivalents at beginning of the period	4,219,000	9,053,000
Cash and cash equivalents at end of the year	$6,315,000	$4,067,000

Operating Activities

Net cash provided by (used in) operating activities was $723,000 in 2018, as compared to $(8,509,000) used in operating activities during the same period in the prior year. The decrease in net cash used in and increase in cash provided by operating activities during the periods was mainly attributed to increased unit volumes and sales, production efficiencies and management of operating expenses.

Investing Activities

Net cash used in investing activities in 2018 and 2017 was $(1,347,000) and $(712,000), respectively. Cash used in investing activities in 2018 and 2017, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by financing activities in 2018 and 2017 was $2,720,000 and $4,235,000, respectively. Cash provided by financing activities during 2018 was primarily attributable to proceeds from the exercise of stock purchase warrants with an exercise price of $1.79. In 2017, cash provided by financing activities was primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We just recently began producing cash from our operations in the second quarter of 2018, however historically, we haven’t received sufficient revenues to support our operations and may not be able to continue to do so.

We may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the SWK Loan. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2018, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 we filed a response in opposition to the motion for class certification. A hearing on class certification was heard on October 24, 2018, however, as of the date of this Report no decision has been made. We believe the claims are frivolous and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against us, primarily claiming violations under the federal Lanham Act and other state laws. The case is currently in discovery, with a trial date set for April 2019. We believe the claims are frivolous and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between us and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In July 2018, we filed a motion to dismiss certain causes of action found in the complaint, and our motion to dismiss was denied. In October 2018, we filed counterclaims alleging breach of contract and breach of covenant of good faith and fair dealing and named certain individual defendants. We believe the claims are frivolous and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against our wholly owned subsidiary, Park Compounding, Inc. (“Park”) related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professional. We filed our response to the accusation and have requested a formal hearing. We dispute all claims against us and intend to vigorously defend against the allegations. Nonetheless, we cannot predict the outcome of this matter, it could result in substantial costs, losses, suspension or revocation of Park’s pharmacy license and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against us and various Spectrum entities. The cross-complaint seeks indemnity and contribution from us and Spectrum. We answered the claims filed by Dr. Kelly in October 2018. We believe the claims are frivolous and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

We have incurred losses in every year of our operations, including net losses of $(11,985,000) and $(19,087,000) for the years ended December 31, 2017 and 2016, respectively, and net losses of $(2,514,000) and $(3,505,000) for the three and nine months ended September 30, 2018 and $(5,692,000) and $(9,214,000) for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, our accumulated deficit was $(92,341,000). We expect to decrease our operating losses during 2018 and 2019, however, our projections may not be correct and our plans could change, and we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmacy operations. Although we have been generating some revenue from our pharmacy operations, our ability to generate significant revenues and achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We currently have compounding facilities in New Jersey and California We may plan to expand our pharmacy operations and personnel and developing our facilities into a unified group compounding pharmacy facilities. We have been developing “ImprimisRx” as a uniform brand for certain compounding facilities and ophthalmology focused pharmaceutical compounding business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies.. In addition, as we have in the past, we have purchased and operated certain pharmaceutical compounding businesses and pharmacies, and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

●	we have experienced delays and increased costs in our outsourcing facility construction efforts;

●	we may not be successful in completing future construction plans on a timely basis or within budget;

●	we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from acquisitions of our ImprimisRx compounding pharmacies or any additional pharmacy businesses or outsourcing facilities we to acquire, sell or build in the future;

●	we may not be able to satisfy applicable federal and state licensing and other requirements for any of our pharmacy businesses in a timely manner or at all;

●	changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly;

●	we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations;

●	market acceptance of compounding pharmacies generally may be curtailed or delayed; and

●	we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all.

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

In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and taking steps to address the items outlined in the letter and will continue to work with the FDA to assure that all allegations in the warning letter have been addressed. We believe we have addressed all of the material items of concern in the FDA’s warning letter and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and do not believe there will be any further action taken by FDA in this regard. Nonetheless, these two items increased further scrutiny and negative publicity on us as a company. At times, we have become aware of negative views of regulators related to certain formulations, and as a result discontinued compounding certain drug formulations in an attempt help mitigate potential regulatory risk. As a result of the MedWatch notice and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

We have raised over $59,000,000 in funds through equity and debt financings since January 2015. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in our loan agreement with SWK. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 9, 2018, we amended our asset purchase agreement with Buderer Drug Company, Inc. related to our pentoxifylline and tranexamic acid plus an antibiotic drug formulations to clarify certain milestone payment terms that allow for three separate $25,000 milestone payments to Buderer Drug Company, Inc. ($75,000, in aggregate) upon two patent issuances and an investigational new drug applications being filed.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum

10.2*	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll

10.3*	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imprimis Pharmaceuticals, Inc.

Dated: November 13, 2018	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

