Form 10-K
period 2018-12-31
HARROW HEALTH, INC.
filed 2019-03-12
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-35814

HARROW HEALTH, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $42 million, based on the closing price of $2.20 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 11, 2019, there were 24,685,594 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference in Part III of this annual report on Form 10-K (Annual Report), to the extent stated herein.

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “Harrow”, “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our prior acquisitions of ImprimisRx NJ, LLC dba ImprimisRx (“RxNJ”), Park Compounding, Inc (“Park”) and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

We have registered trademarks, copyrights and/or pending trademark and copyright applications for a number of proprietary names in the United States, including, but not limited to: Imprimis®, ImprimisRx®, Harrow Healthtm, Dropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, MKO Melt™, and Simple Dropstm. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future. All other trademarks, service marks and trade names included or incorporated by reference into this Annual Report, are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. Prior to 2017, the Company’s business was primarily focused on its ImprimisRx business, the nation’s leading ophthalmology pharmaceutical compounding business, and Park Compounding, Inc. (“Park”), a leading health and wellness compounding business. Since 2017, in addition to ImprimisRx and Park, we also have founded and have continuing equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). In 2018, the Company also founded the subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Radley Pharmaceuticals, Inc. (“Radley”). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Eton, Surface, Melt, Radley and Mayfield. Harrow intends to continue to pursue its operations through subsidiaries for, and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

Pharmaceutical Compounding Businesses

Pharmaceutical Compounding

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the U.S. Food and Drug Administration (“FDA”) (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized pharmaceutical preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s needs. In many cases, compounded drugs, such as ours, have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

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

Our Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for a patient, and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

Section 503B of the FDCA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility.” Outsourcing facilities are permitted to compound large quantities of drugs without a prescription and distribute them out of state with certain limitations such as the formulation appearing on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appearing on the FDA’s “clinical need” list. Entities voluntarily registering with FDA as outsourcing facilities are subject to additional requirements that do not apply to compounding pharmacies (operating under Section 503A of the FDCA), including adhering to standards such as current good manufacturing practices (cGMP) or other FDA guidance documents and being subject to regular FDA inspection.

We operate three compounding facilities. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”), and Park Compounding, Inc. (“Park”), our California based pharmacy, are both licensed pharmacies operating under Sections 503A of the FDCA. All products that we sell, produce and dispense are made in the United States of America.

We believe that, with our current compounding pharmacy facilities and licenses and the successful completion and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the potential growth in demand we are targeting. We plan to invest in one or more of our pharmacies to further their capacity and efficiencies. Also, we may seek to access greater pharmacy and production related redundancy and markets through acquisitions, partnerships or other strategic transactions.

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer to over 3,000 physician customers and their patients critical medicines to meet their needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use, made according to current good manufacturing practices (or cGMPs) or other FDA guidance documents, in our FDA-registered NJOF outsourcing facility.

Ophthalmology Market

The three largest markets in the ophthalmology market in the U.S. are ocular surgery, glaucoma and dry eye disease.

For any ocular procedure, a surgeon may require drugs for sedation, dilation, and inflammation and infection prevention. The cataract surgery market continues to experience significant growth. According to a 2018 iData report , 3.7 million cataract surgeries were performed in the U.S. in 2017. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and reach more than 50 million by 2050. In addition to the 3.7 million cataract surgeries performed annually in the U.S., the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Open-angle glaucoma (the most common type of glaucoma) is a condition of increased intraocular pressure that causes gradual loss of sight. Glaucoma is incurable, and if not managed can lead to blindness. Generally, the first line of treatment consists of a prostaglandin analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. According to a 2013 article in Glaucoma Today, up to 50 percent of glaucoma patients require more than one drug following a few months of initial treatment and there is a direct correlation between the number of glaucoma bottles and decreased adherence; however the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. According to a 2017 Market Scope report, the glaucoma pharmaceuticals market is expected to reach $5.3 billion in 2022.

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

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on primarily on health and wellness related, customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmology-based formulations.

Pharmaceutical Development Businesses

We have ownership positions in Eton, Surface, Melt, and Mayfield and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018, we formed our Radley and Mayfield subsidiaries We intend to pursue our business strategies though subsidiaries and royalty interests that will focus on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

Eton Pharmaceuticals, Inc.

Eton is a pharmaceutical company focused on developing and commercializing innovative products utilizing the FDA’s 505(b)(2) regulatory pathway. Its pipeline includes seven products in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and obtaining FDA marketing approval for currently marketed but unapproved drugs.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our then wholly owned subsidiary, Eton. Pursuant to the terms of the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations including synthetic corticotropin (Eton drug candidate CT-100) (collectively, the “Harrow Products”). Eton, by itself or through a development partner, intends to seek FDA approval for the commercialization of CT-100 through the Section 505(b)(2) regulatory pathway. If approved by the FDA, Eton is required to make royalty payments to us on CT-100. In addition to CT-100, Eton has acquired several additional drug candidates and ones that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize. Harrow is only eligible to receive royalties on CT-100 (corticotropin) and will not receive royalties on any other drug candidates currently being developed by Eton.

In June 2017, Eton closed an offering of its Series A Preferred Stock at $3.00 a share for gross proceeds of approximately $20 million (the “Series A Round”). At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. In November 2018, Eton closed on an initial public offering of 4,140,000 shares of its common stock at $6.00 a share for gross proceeds of approximately $24.8 million (the “Eton IPO”). Following the close of the Eton IPO, all shares of the Eton Series A Preferred Stock converted to Eton common stock. As of the date of this Annual Report, we own 3.5 million shares of Eton common stock, which we estimate is approximately 19.98% of the equity and voting interests issued and outstanding of Eton following the close of the Eton IPO. Eton’s common stock currently trades on the NASDAQ Global Market exchange under the ticker symbol “ETON”. Our CEO Mark Baum serves on the board of directors of Eton.

Surface Pharmaceuticals, Inc.

Surface is a development-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Harrow entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Surface’s patent-pending topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Harrow board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with DED. Surface’s drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs and symptoms.

In May and in July 2018, Surface closed on an offering of its Series A Preferred Stock at $3.30 a share for proceeds of approximately $21 million (the “Surface Series A Round”). At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements, and currently own approximately 30% of the issued and outstanding voting interests in Surface. Our CEO Mark Baum, and director, Richard Lindstrom serve on the board of directors of Surface.

Melt Pharmaceuticals, Inc.

Melt is a development-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous (or IV) sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary technologies, where possible. In December 2018, Harrow entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we believe to have multitudinous applications. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company up to eight percent (8%) of net sales of products described in the Melt Asset Purchase Agreement, while any patent rights remain outstanding, as well as other conditions.

Melt’s lead 505(b)(2) drug candidate is MELT-100, which combines small, fixed doses of midazolam and ketamine in a dissolving tablet form, that is administered sublingually for conscious sedation during cataract surgery. Based on our experience, we believe there is a strong patient preference for sedation medications delivered sublingually as opposed to the traditional route, which is through an IV method. MELT-100 combines small, fixed doses of midazolam and ketamine in a dissolving tablet form, that is administered sublingually for conscious sedation during cataract surgery. MELT-100 is based on Imprimis’ existing MKO Melt formulation, which is comprised of the three active ingredients midazolam, ketamine and ondansetron. MKO Melt has an established history of use in cataract surgery, having been dispensed approximately 100,000 times as a compounded drug since 2016. We intend to leverage the real-world evidence generated by ImprimisRx and more than 400 U.S. cataract surgeons to inform and guide the design and execution of MELT-100’s clinical and commercial development programs.

Based solely on the more than 4 million cataract surgeries performed in the US in 2017, we believe the potential U.S. market opportunity for MELT-100 will be in excess of $1 billion. This estimate assumes that MELT-100 will be granted transitional pass-through reimbursement status, or be eligible for separate payment from the Centers for Medicare and Medicaid Services, or CMS, code under Medicare Part B. Pass-through status is designed to promote innovation and allows for separate payment (i.e., outside the packaged procedural payment) under Medicare Part B for certain new drugs and other medical technologies when used in hospital outpatient or ambulatory surgery centers and that meet well-established criteria specified by federal law and regulations governing Medicare spending. Pass through reimbursement status generally lasts for three years, and subsequently payment for the product is then included as part of the packaged payment for the associated procedure for Medicare patients. In the recently released 2019 proposed rules for the CMS outpatient prospective payment system (OPPS), CMS indicated that it will separately pay in the ambulatory surgical center, or ASC, setting for non-opioid drugs with an FDA-approved indication for postoperative pain relief. In addition to this proposed rule, an extension of the pass-through reimbursement period to five years was allowed for certain products in October 2018.

In January 2019, Melt completed a Pre-IND meeting with FDA, and intends to begin enrolling patients for clinical studies related to MELT-100 in 2020.

During January 2019, Melt closed on the sale of its Series A Preferred Stock at $5.00 a share for gross proceeds of approximately $11 million (the “Melt Series A Round”). At the time of the closing we lost our controlling interest, and deconsolidated Melt from our consolidated financial statements. We own 3.5 million shares of Melt common stock, which is approximately 44% of the equity and voting interests issued and outstanding of Melt. In addition to our Melt equity position and pursuant to the Melt Asset Purchase Agreement, Harrow is eligible to receive mid-single digit percent royalties on sales of contributed drug candidates. Our CEO Mark Baum, and CFO, Andrew Boll serve on the board of directors of Melt.

Mayfield Pharmaceuticals, Inc.

Mayfield, a consolidated subsidiary of Harrow, is a development-stage women’s and men’s health focused pharmaceutical company. Mayfield intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary drug candidates and technologies, including its lead drug candidates MAY-44 and MAY-66. MAY-44 is non-estrogen topical analgesic gel containing a patented pH-balanced formulation of 3.75% lidocaine and other essential excipients designed for use on mucosal surfaces. If FDA-approved, MAY-44 could become the first topical product indicated for dyspareunia. We believe there are an estimated 32 million women in the U.S. who suffer from moderate-to-severe dyspareunia (Clinical Medicine Insights: Reproductive Health 2014), and 64 million post-menopausal women in the U.S. for whom dyspareunia is common. Other more recent estimates suggest dyspareunia affects greater than one in ten women (BJOG An International Journal of Obstetrics and Gynecology 2017). In a proprietary market research report completed in December 2017, a survey of OB/GYN practices estimated that one in every four patients complained of some level of dyspareunia each month. It was also estimated that two-thirds of women complaining of dyspareunia are post-menopausal and one-third are pre- or peri-menopausal. Mayfield’s MAY-66 drug candidate a patented, injectable form of pentoxifylline designed for use in the treatment of symptoms associated with Peyronie’s disease.

Mayfield and Harrow acquired the intellectual property associated with MAY-44 in January 2019 from Elle Pharmaceutical LLC (the “Mayfield Asset Purchase Agreement”) in exchange for $25,000, with an additional $175,000 due upon third party financing of Mayfield, 1 million shares of Mayfield common stock and a 7.5% royalty rate on sales of the product. Once we have finalized the drug candidate assets Mayfield will seek to develop, we intend to build out the Mayfield management, board and clinical advisory team.

Radley Pharmaceuticals, Inc.

Radley, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on the development of proprietary 505(b)(2) drug candidates focused on rare diseases. During 2019, and prior to initiating significant development activities and costs related to its drug candidates, we intend to meet with FDA to establish and understand the expected clinical and regulatory path to approval for these drug candidates. We are also pursuing investigator-initiated studies for some of Radley’s drug candidates with well-known healthcare institutions. We believe this approach will allow us to better understand and weigh the economic costs, clinical feasibility and potential benefits associated with pursuing development activities associated with these drug candidates.

Section 505(b)(2) New Drug Applications

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

Sales and Marketing

The focus of our sales and marketing is in the United States. We do, however, believe that our proprietary drug formulations could have commercial appeal in international markets, and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology pharmaceutical compounding business and the other on our non-ophthalmology pharmaceutical compounding business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our compounded formulations. We expect that we may experience growth in the sales of our proprietary pharmaceutical compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function.

During 2017 and 2018, we entered various sales and marketing agreements, with certain organizations to provide exclusive sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with our ophthalmic compounded formulations. Under the terms of the sales and marketing agreements, we are required to make commission payments to equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, we are required to make periodic milestone payments to certain organizations in shares of the our restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. We believe these sales and marketing agreements will accelerate launches of our new ophthalmology programs and limit our initial capital requirements commonly associated with new product launches and increased sizes of sales forces.

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

Biotechnology and related pharmaceutical technologies are subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing the products, which may require that we seek additional funds that may or may not be available to continue our operations. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product. Although we believe we are positioned to compete favorably with respect to many of these factors, if our proprietary formulations are unable to compete with the products of our competitors, we may never gain market share or achieve profitability.

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

Reimbursement Options and Pricing Optimization

Our proprietary ophthalmic pharmaceutical compounded formulations are primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted formal labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

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

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of February 28, 2019, we owned and/or licensed nine U.S. issued patents, two international issued patents, and 32 U.S. patent applications, including 29 utility (including continuation, continuation-in-part and divisional) and three provisional patent applications, and we owned seven international patent applications filed under the Patent Cooperation Treaty and 42 foreign patent applications. We presently have 14 U.S. and 13 foreign patent applications pending that relate to our SSP Technology. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of February 28, 2019, we had worldwide 180 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks including, but not limited to: Imprimis®, ImprimisRx®, Harrow Healthtm, Dropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, MKO Melt™, and Simple Dropstm. We may choose to pursue trademark protection in other jurisdictions for any one or more of these or other marks in the future.

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

Federal law limits compounding pharmacies from engaging in the practice of anticipatory compounding, which involves preparing compounded medications before the actual receipt of a prescription or practitioner’s order, unless the compounding pharmacy has a history of filling certain prescriptions for a customer. In such cases, it is acceptable to engage in anticipatory compounding or the preparation of larger batches so that medications will be ready when they are needed. Anticipatory compounding also reduces the cost of compounded medications, as economies of scale can be realized by producing larger batches. Anticipatory compounding also leads to less wasted chemicals, dilutions, fillers, and other associated products are produced, and greater accuracy and uniformity in finished medications, as larger batches decrease the variation caused by preparing multiple, smaller batches. Based on our history of meeting the needs of our customers, we are able to anticipatorily compound batches of our formulations for our customers, per the applicable regulations.

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

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can distribute interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. In January of 2018, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The Revised MOU will also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until the Revised MOU is issued and presented to states to consider, the extent of interstate distribution restrictions imposed by Section 503A is unknown. However, the FDA has continued to state its position that it does not intend to enforce the 5% out of state distribution limit set forth in the law for compounders until a final MOU is made available for a state’s signature. The FDA has proposed a 180 day grace period for states to agree to the final MOU after the final version is presented, which to date has not occurred, before it would begin to enforce the 5% rule. If the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, our pharmacy operations could be materially limited.

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

In a recent California federal court ruling in Allergan USA, Inc. v. Prescribers Choice, Inc. the Court made a ruling which could impact 503B facilities. It determined that while the FDA’s interim policies do not override the statutory obligations of the DQSA, the Court supported the FDA’s authority and flexibility as it determines what clinical needs exist and finalizes the bulk drug substances list. The Court did not wish to set a policy that limits the ability of the FDA to determine whether there is a clinical need for particular drugs, while simultaneously allowing the compounding of certain drugs to meet health needs. The Court went on to note that acting “in good faith” in complying with FDA guidelines and processes, means the facility has not run afoul of the DQSA as it relates to California’s Sherman Food, Drug and Cosmetic Law.

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

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and the customers decide whether or not to seek reimbursement opportunities from Medicare, Medicaid and other third parties. We work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations, and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

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

Research and Development Expenses

Our research and development expenses incurred in 2018 and 2017 primarily include expenses related to the development of intellectual property, researcher and investigator-initiated evaluations, and research and formulation development related primarily to our ophthalmic formulations and certain other assets, in addition to costs associated with our 505(b)(2) drug candidate development programs.

During the year ended December 31, 2018, we incurred $825,000 in research and development expenses, as compared to $413,000 during the year ended December 31, 2017.

Financial Information About Segments and Geographic Areas

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments will be based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx and Park Compounding businesses; and (ii) our start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for our segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, our board of directors and principal executive officers, investor relations and other like shared expenses.

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

●	Total assets including capital expenditures.

The Company defines segment net revenues as pharmaceutical compounded drug sales, revenues from licenses and other revenue derived from related agreements.

Cost of sales within segment contribution includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

Selling, general and administrative expenses consist mainly of personnel-related costs, marketing and promotion costs, distribution costs, professional service costs, insurance, depreciation, facilities costs, transaction costs, and professional services costs which are general in nature and attributable to the segment.

See Notes 19 and 20 to our consolidated financial statements included in this Annual Report for more information about our reportable segments.

Employees

As of March 6, 2019, we employed 134 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis.

Company Information

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. In September 2007, we closed a merger transaction with Transdel Pharmaceuticals Holdings, Inc. and changed our name to Transdel Pharmaceuticals, Inc. We changed our name to Imprimis Pharmaceuticals, Inc. in February 2012. We changed the name of our company to Harrow Health, Inc. in December 2018.

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

Our executive offices are located at 12264 El Camino Real, Suite 350, San Diego, California 92130 and our telephone number at such office is (858) 704-4040. Our website address is harrowinc.com. Information contained on our website is not deemed part of this Annual Report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

Until last year, we have incurred losses in every year of our operations, and we may not be profitable in the future.

Until 2018, we have incurred losses in every year of our operations, including net income (losses) of $14,625,000 and $(11,985,000) for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, our accumulated deficit was $(74,211,000). Our current projections indicate that we will have operating income and/or net income during 2019, however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmaceutical compounding business which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical compounding operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We sell certain of our proprietary formulations primarily through pharmaceutical compounding facilities we own, but we may not be successful in our efforts to integrate these businesses into our operations.

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

In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and are taking steps to address the items outlined in the FDA letter. We will continue to work with the FDA to assure that all allegations in the warning letter have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s warning letter and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and we do not believe there will be any further action taken by FDA in this matter. Nonetheless, these two items increased further scrutiny and negative publicity on us as a company. At times, we have become aware of negative views of regulators related to certain formulations, and as a result discontinued compounding certain drug formulations in an attempt help mitigate potential regulatory risk. As a result of the MedWatch notice and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

If one of our pharmacies fails to comply with state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary, Park Compounding, Inc. related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against us and intend to vigorously defend against the accusations, if Park Compounding is found to be in non-compliance pursuant to this accusation, it may be required to permanently or temporarily cease or limit its operations including its sterile compounding operations. If Park Compounding is required to permanently or temporarily cease or limit its sterile compounding operations, we would be unable to realize the expected benefits of this pharmacy’s operations, including its sales of our proprietary formulations. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park Compounding, the loss of Park Compounding’s ability to compound sterile formulations would have an immediate adverse impact on our ability to implement our business plan in a timely manner.

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

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our termination of efforts to pursue FDA approval of a drug candidate in November 2013, our acquisitions of compounding facilities and various product and corporate development opportunities since 2014, and the expenses in developing our pharmacy facilities into outsourcing facilities and registering them as such with the FDA. We may not accurately estimate the potential revenues and expenses of our operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

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

The Health Care Reform Law remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Efforts to date have generally been unsuccessful. If the Health Care Reform Law is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal or modification in the implementation of the Health Care Reform Law on us at this time.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our formulations and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. The primary means by which we will be able to protect our formulations and technologies from unauthorized use by third parties is to obtain valid and enforceable patents that cover them. As of February 28, 2019, we owned and/or licensed nine U.S. issued patents, two international issued patents, and 32 U.S. patent applications, including 29 utility (including continuation, continuation-in-part and divisional) and three provisional patent applications, and we owned seven international patent applications filed under the Patent Cooperation Treaty and 42 foreign patent applications. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against other compounding pharmacies and outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own. We have made, and expect to continue to make, significant investments in certain of our proprietary formulations prior to the grant of any patents covering these formulations, and we may not receive a sufficient return on these investments if patent coverage or other appropriate intellectual property protection is not obtained and their competitiveness and value decreases.

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

Our Chief Executive Officer, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently maintain key man insurance for Mr. Baum. In addition, our loan agreement, identifies other key persons including, but not limited to, our Chief Financial Officer, Andrew R. Boll and our President of ImprimisRx, John P. Saharek.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel to pursue our current business model. To achieve our planned growth, we may have significant difficulty attracting and retaining necessary employees. Because of the specialized nature of our business, the ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. There is intense competition to hire qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business.

Risks Related to Our Common Stock

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions.

Our executive officers and directors collectively own, or have the right to acquire within 60 days after February 28, 2019, approximately 13% of our common stock that would be outstanding following such issuances. These persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our Company or changes to our board of directors; impeding a merger, consolidation, takeover or other business combination involving our Company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2018. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 10,200 square feet of office space in San Diego, California, the current lease term for which expires on December 31, 2021 and includes an option to extend the lease through December 31, 2027. This office serves as our corporate headquarters.

We lease approximately 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey, in two separate suites. The current lease term expires on July 31, 2024 and includes options to extend the lease term through 2032. This space serves as an outsourcing facility and pharmacy.

We lease approximately 4,500 square feet of lab and office space in Irvine, California. The current lease term expires on December 31, 2020 and includes the options to extend the lease term through 2030. Park Compounding, our California-based pharmacy, occupies this space.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 we filed a response in opposition to the motion for class certification. A hearing on class certification was heard on October 24, 2018, however, prior to a decision regarding class certification was made, in February 2019, we entered into a proposed settlement agreement to award the class up to $1.4 million in damages. However, due to the nature of the lawsuit and claims, we expect total damages related to this lawsuit will total approximately $640,000. We expect the Court will rule to accept our settlement agreement in the spring of 2019. We accrued an expense of $640,000, our estimated damages related to the settlement agreement, during the year ended December 31, 2018.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against Imprimis Pharmaceuticals, Inc., primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The parties have each filed a motion for summary judgment and Imprimis also filed a motion to stay. The parties’ motions is scheduled to be heard on March 26, 2019. The trial date is currently set for April 2019. We believe the claims are frivolous, and we have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Spectrum

In February 2018, we filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between us and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint has been filed with the Court and in May 2018, Spectrum filed an answer with the Court. In November 2018, we dismissed, without prejudice, our lawsuit against Spectrum.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between us and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In July 2018, we filed a motion to dismiss certain causes of action found in the complaint, and our motion to dismiss was denied. In October 2018, we filed counterclaims alleging breach of contract and breach of covenant of good faith and fair dealing and named certain individual defendants. We are currently in the discovery phase of this lawsuit. We believe the claims are frivolous and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professional. We filed our response to the accusation and have requested a formal hearing. We dispute all claims against us and intend to vigorously defend against the allegations. Nonetheless, we cannot predict the outcome of this matter, it could result in substantial costs, losses, suspension or revocation of Park’s pharmacy license and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against us and various Spectrum entities. The cross-complaint seeks indemnity and contribution from us and Spectrum. We answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. We believe the claims are frivolous and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Fiscal Year 2017	High	Low
First Quarter	$4.69	$2.02
Second Quarter	$4.65	$2.97
Third Quarter	$3.30	$1.47
Fourth Quarter	$2.79	$1.35

Fiscal Year 2018	High	Low
First Quarter	$2.10	$1.56
Second Quarter	$2.48	$1.72
Third Quarter	$3.24	$2.19
Fourth Quarter	$6.11	$2.25

Holders

As of March 4, 2019, there were approximately 121 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. Further, our SWK loan agreement, described in Notes 13 to our consolidated financial statements included in this Annual Report, restricts our ability to pay cash dividends on our common stock.

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

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Harrow” “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., Imprimis Rx NJ, LLC, Imprimis NJOF, LLC, Radley Pharmaceuticals, Inc. and Mayfield Pharmaceuticals, Inc.

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. Prior to 2017, the Company’s business was primarily focused on its ImprimisRx business, the nation’s leading ophthalmology pharmaceutical compounding business, and Park Compounding, Inc. (“Park”), a leading health and wellness compounding business. Since 2017, in addition to wholly-owning ImprimisRx and Park, we also have founded and have continuing equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). In 2018, the Company also founded the subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Radley Pharmaceuticals, Inc. (“Radley”). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Eton, Surface, Melt, Radley and Mayfield. Harrow intends to continue to pursue its operations through subsidiaries for, and found, and hold equity and royalty rights, in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties

Pharmaceutical Compounding Businesses

Pharmaceutical Compounding

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the U.S. Food and Drug Administration (“FDA”) (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized pharmaceutical preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s needs. In many cases, compounded drugs, such as ours, have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

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

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer our over 3,000 physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use, made according to current good manufacturing practices (or cGMPs) or other FDA guidance documents, in our FDA-registered NJOF outsourcing facility.

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on primarily on health and wellness related, customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmology-based formulations.

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface, Melt, and Mayfield and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018, we formed and created subsidiaries named Radley and Mayfield, which we intend to operate similar to Eton, Surface and Melt. In addition, we intend to create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

Eton Pharmaceuticals, Inc.

Eton is a pharmaceutical company focused on developing and commercializing innovative products utilizing the FDA’s 505(b)(2) regulatory pathway. Its pipeline includes seven products in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and obtaining FDA marketing approval for currently marketed but unapproved drugs.

In May 2017, we entered into two asset purchase and license agreements (the “Eton License Agreements”) with our then wholly owned subsidiary, Eton. Pursuant to the Eton License Agreements, we assigned and licensed to Eton certain intellectual property and related rights to develop, formulate, make, sell, and sub-license our proprietary formulations including synthetic corticotropin (Eton drug candidate CT-100) (collectively, the “Harrow Products”). Eton, by itself or through a development partner, intends to seek FDA approval for the commercialization of CT-100 through the Section 505(b)(2) regulatory pathway. If approved by the FDA, Eton is required to make royalty payments to us on CT-100. In addition to CT-100, Eton has acquired several additional drug candidates and ones that qualify under the Drug Efficacy Study Implementation (DESI) program which it plans to develop and commercialize. Harrow is only eligible to receive royalties on CT-100 (corticotropin) and will not receive royalties on any other drug candidates currently being developed by Eton.

In June 2017, Eton closed an offering of its Series A Preferred Stock. At the time of closing we lost our controlling interest, and deconsolidated Eton from our consolidated financial statements. As of the date of this Annual Report, we own approximately 19.98% of the equity and voting interests issued and outstanding of Eton.

Surface Pharmaceuticals, Inc.

Surface is a development-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Harrow entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Surface’s patent-pending topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Harrow board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with DED. Surface’s drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs and symptoms.

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements.

Melt Pharmaceuticals, Inc.

Melt is a development-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, or non-intravenous (or IV), sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company up to eight percent (8%) of net sales of products described in the Melt Asset Purchase Agreement, while any patent rights remain outstanding, as well as other conditions.

During January 2019, Melt closed on the sale of its Series A Preferred Stock. At the time of the closing of the Melt Series A Round, we lost our controlling interest, and deconsolidated Melt from our consolidated financial statements. We own approximately 44% of the equity and voting interests issued and outstanding of Melt. In addition to our Melt equity position and pursuant to the Melt Asset Purchase Agreement, Harrow is eligible to receive mid-single digit percent royalties on sales of contributed drug candidates.

Mayfield Pharmaceuticals, Inc.

Mayfield, a consolidated subsidiary of Harrow, is a development-stage women’s and men’s health focused pharmaceutical company. Mayfield intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary drug candidates and technologies, including its lead drug candidates MAY-44 and MAY-66. MAY-44 is non-estrogen topical analgesic gel containing a patented pH-balanced formulation of 3.75% lidocaine and other essential excipients designed for use on mucosal surfaces. If FDA-approved, MAY-44 could become the first topical product indicated for dyspareunia. Other more recent estimates suggest dyspareunia affects greater than one in ten women (BJOG An International Journal of Obstetrics and Gynecology 2017). Mayfield’s MAY-66 drug candidate a patented, injectable form of pentoxifylline designed for use in the treatment of symptoms associated with Peyronie’s disease.

Mayfield and Harrow acquired the intellectual property associated with MAY-44 in January 2019 from Elle Pharmaceutical LLC (the “Mayfield Asset Purchase Agreement”) in exchange for $25,000, with an additional $175,000 due upon third party financing of Mayfield, 1 million shares of Mayfield common stock and a 7.5% royalty rate on sales of the product. Once we have finalized the drug candidate assets Mayfield will seek to build out the Mayfield management, board and clinical advisory team.

Radley Pharmaceuticals, Inc.

Radley, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on the development of proprietary 505(b)(2) drug candidates focused on rare diseases. Radley currently has three proprietary drug candidates in its pipeline. During 2019, and prior to initiating significant development activities and costs related to these drug candidates, we intend to meet with FDA to establish and understand the expected clinical and regulatory path to approval for these drug candidates. We are also pursuing investigator-initiated studies for some of Radley’s drug candidates with well-known healthcare institutions. We believe this approach will allow us to better understand and weigh the economic costs, clinical feasibility and potential benefits associated with pursuing development activities associated with these drug candidates.

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

Comparison of Years Ended December 31, 2018 and 2017

Revenues

Our revenues include amounts recorded from sales of proprietary and non-proprietary pharmaceutical compounded drug formulations and revenues received from royalty and milestone payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2018 and 2017:

	For the year ended
	December 31,		$
	2018	2017	Variance
Product sales, net	$41,334,000	$26,684,000	$14,650,000
License revenues	38,000	90,000	(52,000)
Total revenues	$41,372,000	$26,774,000	$14,598,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations. Our gross ophthalmology related sales were approximately $34,135,000 for the year ended December 31, 2018, compared to $19,137,000 during last year. Net revenues generated from our New Jersey based outsourcing facility (“NJOF”) (which include certain ophthalmology related sales) totaled $22,490,000 the year ended December 31, 2018, compared to $9,374,000 during last year.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2018 and 2017:

	For the year ended
	December 31,		$
	2018	2017	Variance
Cost of sales	$16,521,000	$13,505,000	$3,016,000

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales.

Gross Profit and Margin

	For the year ended
	December 31,		$
	2018	2017	Variance
Gross Profit	$24,851,000	$13,269,000	$11,582,000
Gross Margin	60.1%	49.6%	10.5%

The increase in gross profit and gross margin between periods is largely attributable to increased efficiencies in our production process and utilization of capacities as a result of increased output, in particular, at NJOF. We estimate gross margins at NJOF were greater than 60% during 2018.

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

The following presents our selling, general and administrative expenses for the year ended December 31, 2018 and 2017:

	For the year ended
	December 31,		$
	2018	2017	Variance
Selling, general and administrative	$29,243,000	$25,019,000	$4,224,000

The increase in general and administrative expenses between periods was largely attributable to increased sales commission amounts, legal expenses and settlements incurred associated with ongoing litigation and costs related to the operations of Melt.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the years ended December 31, 2018 and 2017:

	For the year ended
	December 31,		$
	2018	2017	Variance
Research and development	$825,000	$413,000	$412,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies and the clinical development program for our subsidiaries Radley and Melt (prior to its deconsolidation) that occurred during the year ended December 31, 2018.

Interest Expense, net

Interest expense, net was $2,728,000 and $3,026,000 for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to interest expense recognition related to the capital leases and deferred acquisition obligations related to our acquisition of Park.

Investment Gain from Eton Pharmaceuticals, net

During the year ended December 31, 2018 and December 31, 2017, we recorded a loss of $3,507,000 and $2,218,000, respectively, for our share of losses based on our ownership of Eton. We began using equity method accounting for our investment in Eton beginning on June 16, 2017, the date we no longer had a controlling interest, prior to that date, Eton’s losses were consolidated within our consolidated statements of operations. During the year ended December 31, 2017, we recorded a gain of $5,725,000 on the deconsolidation of Eton.

During the year ended December 31, 2018, our ownership of Eton fell below 20% and we ceased accounting for our investment in Eton under equity method accounting, and we recorded investment income of $21,420,000 related to the fair market value of the 3,500,000 shares of Eton common stock we hold, based on the closing price Eton common stock of $6.12 per share as of December 31, 2018.

See Note 2 and Note 4 in the notes to the consolidated financial statements for a more detailed explanation of these transactions.

Investment Gain from Surface Pharmaceuticals, net

During the year ended December 31, 2018, we recorded a loss of $373,000, for our share of losses based on our ownership of Surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest, prior to that date, Surface’s losses were consolidated within our consolidated statements of operations. During the year ended December 31, 2018, we recorded a gain of $5,320,000 on the deconsolidation of Surface

See Note 2 and Note 5 in the notes to the consolidated financial statements for a more detailed explanation of these transactions.

Loss on Sale of Assets

During the year ended December 31, 2017, we recorded a loss of $354,000, mostly related to assets associated with the sale of Imprimis TX and our sinus assets.

During the year ended December 31, 2018 we recorded an expense of $393,000 related to the impairment and write-off of all amounts owed under a note receivable.

Other Income (Expense), net

During the year ended December 31, 2017 we recorded a loss on early extinguishment of debt of $884,000. In 2017, this loss was related to the early extinguishment of the LSAF Loan.

During the year ended December 31, 2018 we recorded other income of $103,000 related primarily to expenses that were paid by us and reimbursed by Surface following its deconsolidation.

Income Tax Benefit

Income tax benefit was $935,000 for the year ended December 31, 2017, which was related to the net change in our deferred tax liabilities and assets, specifically those related to the Park acquisition and its identifiable intangible assets.

Net Income (Loss)

The following table presents our net income (loss) for the years ended December 31, 2018 and 2017:

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 30, 2017

Net income (loss)	$14,625,000	$(11,985,000)
Net income (loss) per share, basic	$0.67	$(0.60)
Net income (loss) per share, diluted	$0.61	$(0.60)

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at December 31, 2018 was $6,838,000, compared to $4,219,000 at December 31, 2017. Since inception through December 31, 2018, we have incurred aggregate losses of $74,211,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents of $6,638,000 and restricted investments of $200,000 totaling approximately $6,838,000 at December 31, 2018, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton and/or any of our subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the years ended December 31, 2018 and 2017:

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net cash provided by (used in) operating activities	$687,000	$(8,803,000)
Net cash used in investing activities	(2,199,000)	(961,000)
Net cash provided by financing activities	4,131,000	4,930,000
Net change in cash and cash equivalents	2,619,000	(4,834,000)
Cash, cash equivalents and restricted cash at beginning of the period	4,219,000	9,053,000
Cash, cash equivalents and restricted cash at end of the year	$6,838,000	$4,219,000

Operating Activities

Net cash provided by operating activities was $687,000 in 2018, as compared to $(8,803,000) used in operating activities in the prior year. The improvement in operating cash flows during the year ended December 31, 2018 as compared to 2017 is attributed to increased unit volumes and sales, production efficiencies and management of operating expenses.

Investing Activities

Net cash used in investing activities in 2018 and 2017 was $(2,199,000) and $(961,000), respectively. Cash used in investing activities in 2018 as compared to 2017 were primarily associated with additional equipment purchases, facility expansions and upgrades, and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by financing activities in 2018 and 2017 was $4,131,000 and $4,930,000, respectively. The cash provided by financing activities during 2018 is primarily attributable to proceeds from the exercise of warrants. Cash provided by financing activities during 2017 is primarily attributable to proceeds from the registered direct offering and sale of shares of common stock in March 2017 and through the Sales Agreement, and net proceeds from the SWK Loan (less the concurrent retirement of our then existing term loan).

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We just recently began producing cash from our operations during 2018, however historically, we haven’t received sufficient revenues to support our operations and may not be able to continue to do so.

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

Revenue Recognition and Deferred Revenue

On January 1, 2018, we adopted ASU 2014-09, using the modified retrospective transition method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018. We have two primary streams of revenue: (1) revenue recognized from our sale of products within our pharmacy services and (2) revenue recognized from intellectual property license and asset purchase agreements.

Product Revenues from Pharmacy Services

We sell prescription drugs directly through our pharmacy and outsourcing facility network. Revenue from our pharmacy services divisions includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principle of ASU 2014-09, we have identified the following:

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

The following revenue recognition policy has been established for the pharmacy services division:

Revenues generated from prescription or office use drugs sold by our pharmacies and outsourcing facility are recognized when the prescription is shipped. At the time of shipment, the pharmacy services division has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. We record reductions to revenue for discounts at the time of the initial sale. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded and are based on actual returns history. The rate of returns is analyzed annually to determine historical returns experience. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. We will defer any revenues received for a product that has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered and no refund will be required.

Intellectual Property License Revenues

We currently hold five intellectual property license and related agreements in which we have promised to grant a license or sale which provides a customer with right to access our intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements, each of which revenue is recognized at the point of time the performance obligation is met.

Non-refundable fees that are not contingent on any future performance by us and require no consequential continuing involvement on our part are recognized as revenue when the license term commences and the licensed data, technology, compounded drug preparation and/or other deliverable is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. We defer recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of our performance under the other elements of the arrangement. In addition, if our continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by us, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Investment in Eton Pharmaceuticals, Inc.

In April 2017, we formed Eton as a wholly owned subsidiary. In June 2017 we lost voting and ownership control of Eton and ceased consolidating Eton’s financial statements. At the time of deconsolidation, we recorded a gain of $5,725 and adjusted the carrying value in Eton to reflect the increased valuation of Eton and our new ownership percent in accordance with ASC 810-10-40-4(c), Consolidation. At the time of deconsolidation, we used the equity method of accounting as management determined that we had the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, we recognized earnings and losses of Eton in its consolidated financial statements and adjusted the carrying amount of its investment in Eton accordingly. During the years ended December 31, 2018 and 2017, the Company recorded equity in net loss of Eton of $3,507,000 and $2,218,000 respectively.

Following the close of the Eton IPO we estimate our common stock position in Eton equaled approximately 19.98% of the equity and voting interests issued and outstanding of Eton, and we ceased using the equity method of accounting for our investment in Eton. We recognize earnings and losses of Eton in our financial statements based on the fair market value of the shares owned and adjust the carrying amount of our investment in Eton accordingly. Eton’s common stock currently trades on the NASDAQ Global Market exchange. At December 31, 2018, the fair market value of Eton’s common stock was $6.12 per share, the closing share price of Eton common stock on that day.

Investment in Surface Pharmaceuticals, Inc.

In April 2017, we formed Surface as a wholly owned subsidiary. In May and July 2018, Surface entered into and closed on a definitive stock purchase agreement with an institutional investor for the purchase of Surface’s Series A Preferred Stock (the “Surface Series A Stock”) that resulted in total proceeds to Surface of approximately $21 million. At the time of the first closing in May 2018, we lost voting and ownership control of Surface and ceased consolidating Surface’s financial statements. The Surface Series A Stock (i) was issued at a purchase price of $3.30 per share; (ii) will vote together with the common stock and all other shares of stock of Surface having general voting power; (iii) will be entitled to the number of votes equal to the number of shares of preferred stock held; (iv) will hold liquidation preference over all other equity interests in Surface; and (v) will have mandatory conversion requirements into Surface common stock upon events including an underwritten initial public offering (“IPO”) of Surface common stock or similar transaction.

At the time of deconsolidation, we recorded a gain of $5.3 million and adjusted the carrying value in Surface to reflect the increased valuation of Surface and our new ownership percent in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

We own 3,500,000 common shares (which is approximately 30% of the equity interest as of December 31, 2018, and calculated after the second closing of the sale Series A Preferred Stock in July 2018) of Surface and use the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, we recognize earnings and losses of Surface in our consolidated financial statements and adjust the carrying amount of our investment in Surface accordingly. Our share of earnings and losses are based on the shares of common stock and in-substance common stock of Surface held by us. Any intra-entity profits and losses are eliminated.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we must estimate our actual current tax liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, a valuation allowance must be established which reduces the amount of deferred tax assets recorded on the consolidated balance sheets. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the statement of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO), our principal executive officer, and our Chief Financial Officer (CFO), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

HARROW HEALTH, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2019

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Director	March 12, 2019
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer	March 12, 2019
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Robert J. Kammer		March 12, 2019
Robert J. Kammer	Chairman of the Board of Directors

/s/ Stephen G. Austin		March 12, 2019
Stephen G. Austin	Director

/s/ Richard L. Lindstrom		March 12, 2019
Richard L. Lindstrom	Director

/s/ Anthony J. Principi		March 12, 2019
Anthony J. Principi	Director

FINANCIAL STATEMENTS

Harrow Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harrow Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harrow Health, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2007.

Costa Mesa, California
March 12, 2019

HARROW HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$6,838	$4,219
Investment in Eton Pharmaceuticals	21,420	-
Accounts receivable, net	1,914	1,529
Inventories	1,834	2,249
Prepaid expenses and other current assets	837	714
Note receivable, current portion	-	95
Total current assets	32,843	8,806
Property, plant and equipment, net	6,375	6,215
Intangible assets, net	3,059	2,860
Investment in Surface Pharmaceuticals	4,947	-
Investment in Eton Pharmaceuticals	-	3,507
Note receivable, less current portion	-	302
Goodwill	2,227	2,227
TOTAL ASSETS	$49,451	$23,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,250	$3,885
Accrued payroll and related liabilities	2,283	1,209
Deferred revenue and customer deposits	119	29
Current portion of deferred acquisition obligation and accrued interest	-	53
Current portion of note payable, net of unamortized debt discount	2,529	-
Current portion of capital lease obligations, net of unamortized discount	720	598
Total current liabilities	11,901	5,774
Capital lease obligations, net of current portion and unamortized discount	-	720
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	11,999	14,008
TOTAL LIABILITIES	24,700	21,302
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, and no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value, 50,000,000 and 90,000,000 shares authorized, 24,339,610 and 20,623,129 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	24	21
Additional paid-in capital	98,938	91,430
Accumulated deficit	(74,211)	(88,836)
TOTAL STOCKHOLDERS’ EQUITY	24,751	2,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,451	$23,917

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERTATIONS

(In thousands, except for share and per share data)

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues:
Sales, net	$41,334	$26,684
License revenues	38	90
Total revenues	41,372	26,774
Cost of sales	(16,521)	(13,505)
Gross profit	24,851	13,269
Operating expenses:
Selling, general and administrative	29,243	25,019
Research and development	825	413
Total operating expenses	30,068	25,432
Loss from operations	(5,217)	(12,163)
Other income (expense):
Interest expense, net	(2,728)	(3,026)
Investment gain from Surface Pharmaceuticals, net	4,947	-
Investment gain from Eton Pharmaceuticals, net	17,913	3,507
Loss on sale of assets	(393)	(354)
Other income (expense), net	103	(884)
Total other income (expense), net	19,842	(757)
Income (loss) before income taxes	14,625	(12,920)
Income tax benefit, net	-	935
Net income (loss)	$14,625	$(11,985)
Basic net income (loss) per share of common stock	$0.67	$(0.60)
Diluted net income (loss) per share of common stock	$0.61	$(0.60)
Weighted average number of shares of common stock outstanding, basic	21,917,570	20,027,712
Weighted average number of shares of common stock diluted	23,812,045	20,027,712

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

(In thousands, except for share data)

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance at January 1, 2017	18,627,915	$19	$83,264	$(76,851)	$6,432

Issuance of common stock in connection with:
Exercise of warrants	100,000	-	179	-	179
Registered direct offering sale of stock, net of offering costs	1,312,500	1	2,939	-	2,940
Sale of stock, net of costs (ATM)	557,714	1	1,123	-	1,124
Stock-based payment for services provided	25,000	-	60		60
Relative fair value of warrants to purchase common stock issued in connection with note payable	-	-	982	-	982
Stock-based compensation expense	-	-	2,883	-	2,883
Net loss	-	-	-	(11,985)	(11,985)
Balance at December 31, 2017	20,623,129	21	91,430	(88,836)	2,615

Issuance of common stock in connection with:
Exercise of warrants	3,275,162	3	4,230	-	4,233
Vesting of RSUs, net of tax withholding	60,000	-	-	-	-
Sale of stock, net of costs (ATM)	305,619	-	642	-	642
Stock-based payment for services provided	75,700	-	150	-	150
Stock-based compensation expense	-	-	2,486	-	2,486
Net income	-	-	-	14,625	14,625
Balance at December 31, 2018	24,339,610	$24	$98,938	$(74,211)	$24,751

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,625	$(11,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,608	1,401
Amortization of intangible assets	235	364
Deferred income taxes	-	(935)
Amortization of debt issuance costs and discount	613	978
Debt extinguishment	-	884
Investment gain from Eton, net	(17,913)	(3,507)
Investment gain from Surface, net	(4,947)	-
Loss on sale and disposal of assets and write down of assets and note receivable	393	354
Stock-based payment for services provided	150	-
Stock-based compensation	2,486	2,943
Changes in assets and liabilities:
Accounts receivable	(384)	1,392
Inventories	415	(821)
Prepaid expenses and other current assets	(123)	274
Accounts payable and accrued expenses	2,365	346
Accrued payroll and related liabilities	1,074	(429)
Deferred revenue and customer deposits	90	(62)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	687	(8,803)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	4	-
Proceeds on sale of assets	-	113
Investment in patent and trademark assets	(435)	(252)
Purchase of Klarity license	-	(50)
Purchases of property, plant and equipment	(1,768)	(772)
NET CASH USED IN INVESTING ACTIVITIES	(2,199)	(961)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(691)	(626)
Net proceeds from public equity offering	-	2,940
Payments on Park deferred acquisition obligation	(53)	(206)
Proceeds from SWK debt, net of costs	-	15,518
Principal payments on LSAF note payable	-	(13,999)
Net proceeds from ATM sales of common stock	642	1,124
Net proceeds from exercises of warrants and stock options, net of taxes remitted for RSU’s	4,233	179
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,131	4,930
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,619	(4,834)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,219	9,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,838	$4,219
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$6,638	$4,019
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,838	$4,219
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$9
Cash paid for interest	$2,097	$1,543
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Final fee on note payable recorded as debt discount and included in accrued expenses	$-	$800
Estimated relative fair value of warrants issued in connection with note payable	$-	$982
Note receivable in connection with sale of assets	$-	$410

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(all dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. ORGANIZATION

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. Prior to 2017, the Company’s business was primarily focused on its ImprimisRx business, the nation’s leading ophthalmology pharmaceutical compounding business, and Park Compounding, Inc. (“Park”), a leading health and wellness compounding business. Since 2017, in addition to wholly-owning ImprimisRx and Park, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). In 2018, the Company also founded its subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Radley Pharmaceuticals, Inc. (“Radley”). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Eton, Surface, Melt, Radley and Mayfield.

In December 2018, the Company amended its restated certificate of incorporation to change its corporate name from “Imprimis Pharmaceuticals, Inc.” to “Harrow Health, Inc.”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Harrow has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, realizability of inventories, valuation of investments in equity securities, deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, valuation of notes payable, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred operating losses of $5,217 and $12,163 for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of $74,211 and $88,836 as of December 31, 2018 and 2017, respectively. In addition, cash provided by (used in) operating activities were $687 and $(8,803) for the years ended December 31, 2018 and 2017, respectively.

While there is no assurance, the Company believes its existing cash resources, restricted cash and marketable securities of approximately $28,258 at December 31, 2018 will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue at the time of transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. (see Note 3).

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties (see Note 18), shipping and handling costs and the write-off of obsolete inventory.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2018, and 2017, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2018 and 2017, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2018 and 2017. The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, and Wisconsin. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250 per owner. From time to time the Company has cash deposits in excess of FDIC limits.

Investment in Eton Pharmaceuticals, Inc.

In April 2017, the Company formed Eton as a wholly owned subsidiary. In June 2017 the Company lost voting and ownership control of Eton and it ceased consolidating Eton’s financial statements. At the time of deconsolidation, the Company recorded a gain of $5,725 and adjusted the carrying value in Eton to reflect the increased valuation of Eton and the Company’s new ownership percent in accordance with ASC 810-10-40-4(c), Consolidation. At the time of deconsolidation, the Company used the equity method of accounting as management determined that the Company had the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognized earnings and losses of Eton in its consolidated financial statements and adjusted the carrying amount of its investment in Eton accordingly. During the years ended December 31, 2018 and 2017, the Company recorded equity in net loss of Eton of $3,507 and $2,218, respectively.

In November 2018, Eton closed on an initial public offering of 4,140,000 shares of its common stock at $6.00 per share for gross proceeds of approximately $24,800 (the “Eton IPO”). Following the close of the Eton IPO, the Company’s common stock position in Eton equaled 19.98% of the equity and voting interests issued and outstanding of Eton, and it ceased using the equity method of accounting for its investment in Eton. The Company recognizes earnings and losses of Eton in its consolidated financial statements based on the fair market value of the shares owned and adjust the carrying amount of the Company’s investment in Eton accordingly. Eton’s common stock currently trades on the NASDAQ Global Market exchange. At December 31, 2018, the fair market value of Eton’s common stock was $6.12 per share, the closing share price of Eton common stock on that day. In accordance with ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the year ended December 31, 2018, the Company recorded a net investment gain from Eton of $17,913, which consisted of a gain of $21,420 related to the change in fair market value of the Company’s investment in Eton less an equity in net loss of Eton of $3,507. As of December 31, 2018, the fair market value of the Company’s investment in Eton was $21,420.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $270 and $275 as of December 31, 2018 and 2017, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, based on the price expected to be obtained for products in their respective markets compared with historical cost. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

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

Investment in Surface Pharmaceuticals, Inc.

In April 2017, the Company formed Surface as a wholly owned subsidiary. In May and July 2018, Surface entered into and closed on definitive stock purchase agreements with an institutional investor for the purchase of Surface’s Series A Preferred Stock (the “Surface Series A Stock”) that resulted in total proceeds to Surface of approximately $21,000. At the time of the first closing in May 2018, the Company lost voting and ownership control of Surface and it ceased consolidating Surface’s financial statements. The Surface Series A Stock (i) was issued at a purchase price of $3.30 per share; (ii) will vote together with the common stock and all other shares of stock of Surface having general voting power; (iii) will be entitled to the number of votes equal to the number of shares of preferred stock held; (iv) will hold liquidation preference over all other equity interests in Surface; and (v) will have mandatory conversion requirements into Surface common stock upon events including an underwritten initial public offering of Surface common stock or similar transaction.

At the time of deconsolidation, the Company recorded a gain of $5,320 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and the Company’s new ownership percent in accordance with ASC 810-10-40-4(c).

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of December 31, 2018, and calculated after the second closing of the sale Series A Preferred Stock in July 2018) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Surface held by the Company. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2018, the Company recorded equity in net loss of Surface of $373 (which, net of the equity in net loss of Surface totaled an investment gain from Surface of $4,947 during the year ended December 31, 2018). As of December 31, 2018, the carrying value of the Company’s investment in Surface was $4,947.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization and patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material (See Note 9).

Third Party Billing and Collection Agreements

In connection with its acquisition of Park, the Company entered into a billing and collection agreement with a third party to assist in the billing and collection of workers’ compensation claims. Under the terms of the agreement, the Company is obligated to pay a fixed fee to the third party equal to 55% of the amounts billed and collected under the workers’ compensation claims. The Company accrues for such fees in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Total billing and collection management expense under this agreement for the years ended December 31, 2018 and 2017 was $1 and $0, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of operations. The amount due under the agreement as of December 31, 2018 and 2017 was $25 and $41, respectively.

Deferred Rent

The Company accounts for rent expense related to its operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year and interim periods within each fiscal year is recorded as an adjustment to deferred rent (see Note 18).

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

At December 31, 2017, the Company did not have any financial assets or liabilities that are measured on a recurring basis. At December 31, 2018, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of December 31, 2018, the fair market value of the Company’s investment in Eton was $21,420.

The Company’s financial instruments included cash and cash equivalents, restricted short-term investments, investment in Eton, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits, deferred acquisition obligations, notes payable and capital leases. The carrying amount of these financial instruments, except for deferred acquisition obligations, notes payable and capital leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the deferred acquisition obligations, notes payable and capital leases, approximate their respective fair values.

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 6,201,355 and 9,980,454 at December 31, 2018 and 2017, respectively, and, for the year ended December 31, 2017 are excluded from the calculation of diluted net (loss) per share for the period presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2018 and 2017 was 236,693 and 137,067, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the years ended December 31, 2018 and 2017:

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 30, 2017

Numerator – net income (loss)	$14,625	$(11,985)
Denominator – weighted average number of shares outstanding, basic	21,917,570	20,027,712
Net income (loss) per share, basic	$0.67	$(0.60)

For the year end December 31, 2018, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during that period. Diluted common equivalent shares for the year ended December 31, 2018, consisted of the following:

For the Year Ended
December 31, 2018
Shares
Diluted shares related to:	21,917,570
Warrants	1,844,272
Restricted stock units	-
Stock options	50,203
Dilutive common equivalent shares	23,812,045

The following table shows the computation of diluted net income (loss) per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding for the years ended December 31, 2018 and 2017:

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 30, 2017

Numerator – net income (loss)	$14,625	$(11,985)
Weighted average number of shares outstanding, basic	21,917,570	20,027,712
Dilutive common equivalents	1,894,475	-
Denominator – number of shares used for diluted earnings per share computation	23,812,045	20,027,712
Net income (loss) per share, diluted	$0.61	$(0.60)

Reclassification

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the classifications used to prepare the 2018 consolidated financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

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

The new standard became effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018. Adoption of the new standard resulted in additional revenue-related disclosures in the footnotes to the Company’s consolidated financial statements (see Note 3).

In January 2016, the FASB issued ASU 2016-01 , which requires that investments in equity securities (excluding equity method investments) be measured at fair value with changes in fair value recognized in net earnings. Under previous guidelines, changes in fair value of available-for-sale equity securities are recorded in other comprehensive income. The Company adopted ASU 2016-01 as of January 1, 2018. As of that date, adoption of the standard did not have an effect on the Company’s financial position, results of operations and cash flows because the Company did not have any investments in equity securities (at January 1, 2018) that were not equity method investments.

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

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Classification Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard on January 1, 2018 by using the retrospective transition method. Adoption of the standard effected the presentation of cash equivalents in Company’s consolidated statements of cash flows and related disclosures, restricted cash of $200 has been reclassified within that financial statement for the periods presented as a cash equivalent.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During the year ended December 31, 2017, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation to assist in determining the effect of the new standard as of January 1, 2018 with respect to the Company’s real estate leases. The Company currently has three real estate leases and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of December 31, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $2,106 and that the related lease liability would be approximately $2,624 related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The Company will continue this effort with respect to equipment leases and any other leases contemplated under Topic 842 in a manner to be appropriately prepared for its implementation on January 1, 2019.

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

NOTE 3. REVENUES

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

Revenue disaggregated by revenue source for the year ended December 31, 2018 and 2017, consists of the following:

	For the year ended
	December 31,
	2018	2017
Product sales, net	$41,334	$26,684
License revenues	38	90
Total revenues	$41,372	$26,774

Deferred revenue and customer deposits at December 31, 2018 and 2017, was $119 and $29, retrospectively. All deferred revenue and customer deposit amounts at December 31, 2017 were recognized as revenue during the year ended December 31, 2018.

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

As of December 31, 2018, the Company held 3.5 million shares in Eton at a fair market value of $6.12 per share. In November 2018, the Company entered into a lock-up agreement, that prohibits the sale of any of our Eton common stock until November 2019, without the approval of National Securities Corporation. As of December 31, 2018, the carrying value of the Company’s investment in Eton was $21,420.

The Company owns 19.98% of the voting interests in Eton (3,500,000 shares of Eton common stock). The Company’s Chief Executive Officer, Mark L. Baum, is a director of Eton, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) previously entered into consulting agreements with Eton.

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

As of December 31, 2018, the Company was due $50 from Surface for reimbursable expenses and amounts due under the MSA and included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

As of December 31, 2018, the Company owned 3,500,000 shares of Surface common stock (approximately 30% issued and outstanding equity interests). One of the Company’s directors, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) previously entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of 3% of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor.

The unaudited condensed results of operations information of Surface is summarized below:

For the Year Ended
December 31, 2018
Revenues, net	$-
Loss from operations	1,370
Net loss	$(1,370)

The unaudited condensed balance sheet information of Surface is summarized below:

At
December 31, 2018
Current assets	$19,699
Non current assets	50
Total assets	19,749

Total liabilities	165
Total stockholders equity	19,584
Total liabilities and stockholders’ equity	$19,749

NOTE 6. RESTRICTED CASH

The restricted cash at December 31, 2018 and 2017 consisted of funds held in a money market account. At December 31, 2018 and 2017, the restricted cash was recorded at amortized cost, which approximates fair value.

At December 31, 2018 and 2017, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Raw materials	$1,119	$956
Work in progress	6	-
Finished goods	709	1,293
Total inventories	$1,834	$2,249

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2018	December 31, 2017
Prepaid insurance	$328	$164
Other prepaid expenses	334	426
Receivable due from Surface	50	-
Deposits and other current assets	125	124
Total prepaid expenses and other current assets	$837	$714

NOTE 9. ASSET SALES AND NOTE RECEIVABLE

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

Under the terms of the PA Agreement, the Buyers, upon closing, paid to the Company an aggregate cash amount of $40. In addition, the Buyers are obligated to pay the remaining $410 pursuant to a note bearing interest at 6% per annum (the “Sellers Note”). The Buyers are required to make forty-eight monthly cash payments to the Company of $10 following the closing, totaling $462; provided however, that the Buyer had the option to make a one-time payment of $365 any time prior to December 31, 2017, and the Company would waive any remaining amounts due on the Sellers Note. The principal amount of the Sellers Note was also subject to post-closing adjustment through December 31, 2017, if certain criteria were met, however, that period ended and no adjustments were made. There was $397 due under the Sellers Note as of December 31, 2017, which has not yet been paid.

The Company recorded a loss of $69 during the year ended December 31, 2017, related to the sale of the PA Assets.

The Company recorded a loss of $393, which was recorded in other expense, net, during the year ended December 31, 2018, related to the impairment and write-off of all amounts owed to it under its note receivable. The write-off is due to the Company’s estimate of collectability of the asset.

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

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Property, plant and equipment, net:
Computer software and hardware	$1,662	$1,239
Furniture and equipment	397	377
Lab and pharmacy equipment	3,184	2,545
Leasehold improvements	5,496	4,810
	10,739	8,971
Accumulated depreciation and amortization	(4,364)	(2,756)
	$6,375	$6,215

The Company recorded depreciation and amortization expense of $1,608 and $1,401 during the years ended December 31, 2018 and 2017, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2018 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$755	$(49)	$-	$706
Licenses	20 years	50	-	-	50
Trademarks	Indefinite	320	-	-	320
Customer relationships	3-15 years	2,998	(1,014)	(15)	1,969
Trade name	5 years	16	(13)	(1)	2
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(5)	(28)	12
		$4,478	$(1,355)	$(64)	$3,059

Amortization expense for intangible assets for the year ended December 31 was as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Patents	$28	$15
Licenses	-	-
Customer relationships	201	257
Trade name	4	3
Non-competition clause	1	87
State pharmacy licenses	2	2
	$235	$364

Estimated future amortization expense for the Company’s intangible assets at December 31, 2018 is as follows:

Years ending December 31,
2019	$244
2020	242
2021	242
2022	242
Thereafter	2,089
$3,059

There have been no changes in the carrying value of the Company’s goodwill during the year ended December 31, 2018.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$5,606	$3,241
Deferred rent	388	388
Accrued interest (see Note 13)	256	256
Accrued exit fee for note payable (see Note 13)	800	800
Total accounts payable and accrued expenses	7,050	4,685
Less: Current portion	(6,250)	(3,885)
Non-current total accrued expenses	$800	$800

NOTE 13. DEBT

LSAF Senior Note

During 2015 and 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with IMMY Funding LLC, an affiliate of Life Sciences Alternative Funding LLC (“LSAF”), as lender and collateral agent. Pursuant to the terms of the Loan Agreement, as amended in January 2016 and December 2016, LSAF made available to the Company a term loan in the aggregate principal amount of up to $10,000, all of which was drawn on May 11, 2015. The term loan bore interest at a fixed per-annum rate of 12.5% and allowed for 2% of the interest to be paid-in-kind until December 2016. The Loan Agreement included a final fee of 5% of the aggregate principal amount of the term loan and prepayment fees of up to 1% of the principal balance were due on January 1, 2019. In connection with the Loan Agreement, the Company issued a warrant to purchase up to 125,000 shares of the Company’s common stock to LSAF. The Company then entered into subsequent amendments and related note payable agreements with LSAF related to the Loan Agreement and its warrants during 2016, including a convertible note agreement and note exchange agreement. Beginning January 1, 2017, the Company owed LSAF $13,332 under the Loan Agreement, its subsequent amendments and related agreements, including any interest that has been paid in kind of the principal balance, in aggregate.

SWK Senior Note and LSAF Payoff – 2017

In July 2017, the Company entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (“SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five-year term, however, such term may be reduced to four years if certain revenue requirements are not achieved. Concurrently with the funding, the Company utilized a portion of the SWK Loan funds as full payment to an affiliate of LSAF to terminate all amounts due to LSAF in connection with the LSAF Agreement. In total, including previously made principal payments, the Company made payments of $13,999 to pay-off the LSAF Agreement and expenses, which also included the previously accrued exit fee, interest paid in kind and other expenses related to the payoff. The Company also recorded a loss on early extinguishment of debt during the year ended December 31, 2017 of $884 related to the pay-off.

The SWK Loan bears interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permits the Company to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period could have been reduced to four payments if the Company had not met certain minimum revenue requirements. Following the interest-only period, the Company will be required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, will be due and payable on July 19, 2022. The Company may elect to prepay all, but not less than all, of the amounts owed under the SWK Loan Agreement prior to the maturity date at any time after July 19, 2019. The Company is also obligated under the SWK Loan Agreement to pay for certain expenses incurred by the SWK Lender through and after the date of the SWK Loan Agreement, including certain fees and expenses relating to the preparation and administration of the SWK Loan Agreement. The Company incurred expenses and final fee of approximately $1,282 in connection with the SWK Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the SWK Loan using the effective interest rate method and the related liability of $800 for the final fee is included in accrued expenses (see Note 12) in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

In connection with the SWK Loan Agreement, the Company issued to SWK warrants to purchase up to 415,586 shares of the Company’s common stock (the “Lender Warrants”) with an exercise price of $3.08. In August 2017, the Company and SWK amended the warrants, to allow for the purchase up to 615,386 warrants with an exercise price of $2.08. The Lender Warrants are exercisable immediately, and have a term of 7 years. The Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the Lender Warrants was approximately $982 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $2.08 per share; seven-year contractual term; 113.5% volatility; 0% dividend rate; and a risk-free interest rate of 1.77%.

For the years ended December 31, 2018 and 2017, debt discount amortization related to notes payable were $520 and $811, respectively.

Notes payable at December 31, 2018 were as follows:

December 31, 2018
SWK note	$16,000
Less: Discount on note	(1,472)
Less: Current portion	(2,529)
Long-term portion	$11,999

Future minimum payments under notes payable outstanding at December 31, 2018 are as follows:

Amount
2019	$5,018
2020	4,402
2021	4,033
2022	7,410
Total minimum payments	20,863
Less: amount representing interest	(4,863)
Notes payable, gross	16,000
Less: unamortized discount	(1,472)
Less: current portion, net of unamortized discount	(2,529)
Note payable, net of current portion and unamortized debt discount	$11,999

NOTE 14. CAPITAL LEASE OBLIGATION

On August 9, 2016, the Company entered into a commercial lease agreement (the “Lease Agreement”) with Essex Capital Corporation (“Essex”). Pursuant to the terms of the Lease Agreement, the Company sold certain equipment (the “Equipment”) to Essex for a total purchase price of approximately $2,000, which was then leased back to the Company under a thirty-six month term net basis lease with monthly payments of approximately $64. The fair value of equipment sold and then leased under the Lease Agreement totaled approximately $2,000. The lease term may be extended for an additional twelve month period in the event the Company achieves certain financial milestones. The Company has the right to purchase the Equipment from Essex upon the expiration of the Lease Agreement for a purchase price equal to the Equipment’s then fair market value, with such fair market value not to exceed fifteen percent of the original Equipment value on August 9, 2016. If the Equipment is not purchased at the end of the term, the Company may automatically extend the lease on a month-to-month basis or return the Equipment and terminate the Lease Agreement. The Company expects to purchase the Equipment at the end of the term of the lease and has accrued the final payment amount of $300. The Company also incurred expenses of approximately $67 in connection with the Lease Agreement. The issuance costs were recorded as a discount. The discount is being amortized as interest expense over the term of the lease using the effective interest method. The Company used an interest rate of 16.8% for calculation of the present value of the future minimum payments under the Lease Agreement. For the years ended December 31, 2018 and 2017, debt discount amortization related to the Lease Agreement was $93 and $167, respectively, and is included in interest expense in the accompanying consolidated statement of operations.

At December 31, 2018, future payments under the Company’s capital lease were as follows:

Amount
2019	$751
Total minimum lease payments	751
Less: amount representing interest payments	(15)
Present value of future minimum lease payment	736
Less: unamortized discount	(16)
720
Less: current portion, net of unamortized discount	(720)
Capital lease obligation net of current portion and unamortized discount	$-

The cost of the equipment under capital leases as of December 31, 2018 and 2017 was $2,070, with related accumulated depreciation of $729 and $444, respectively.

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

At December 31, 2018 and 2017, the Company had 50,000,000 and 90,000,000 shares of common stock, $0.001 par value, authorized, respectively. On July 10, 2018, the Company amended its amended and restated certificate of incorporation to reduce the number of authorized shares of common stock from 90,000,000 to 50,000,000.

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

In November 2015, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 557,714 shares of common stock and received net proceeds of $1,124, after deducting $35 for sales commission and offering expenses, under the Sales Agreement during the year ended December 31, 2017.

During the year ended December 31, 2017, 56,822 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Issuances During the Year Ended December 31, 2018

In January 2018, the Company issued 25,273 shares of its restricted common stock, with a fair value of $44, in lieu of a cash payment for accrued royalty expenses.

RSUs granted in February 2015 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2018, 30,000 shares the Company’s common stock were issued to Mr. Boll.

RSUs granted in February 2015 to John P. Saharek, the President of ImprimisRx (formerly, the Company’s Chief Commercial Officer), vested, and in February 2018, 30,000 shares the Company’s common stock were issued to Mr. Saharek.

In March 2018, the Company issued 35,427 shares of its restricted common stock, with a fair value of $64, in lieu of a cash payment for accrued royalty expenses.

In December 2018, the Company issued 15,000 shares of its restricted common stock, with a fair value of $42, related to a milestone payment due under a sales and marketing agreement.

The Company sold 305,619 shares of common stock and received net proceeds of $642, after deducting $20 for sales commission and offering expenses, under the Sales Agreement during the nine months ended September 30, 2018. In November 2018, the Company terminated the Sales Agreement.

During the year ended December 31, 2018, the Company issued 2,364,889 shares of its common stock related to the exercise of common stock warrants with an exercise price of $1.79, and received net proceeds of $4,233.

During the year ended December 31, 2018, the Company issued 910,273 shares of its common stock related to the cashless exercise of 1,576,665 common stock warrants with an exercise price of $1.79.

During the year ended December 31, 2018, 99,626 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Preferred Stock

At December 31, 2018 and 2017, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options still outstanding and previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plan”). As of December 31, 2018, the 2017 Plan provide for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company had 1,572,640 shares available for future issuances under the 2017 Plan at December 31, 2018.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2018 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2018	2,259,979	$5.50
Options granted	296,500	$1.80
Options exercised	-	$-
Options cancelled/forfeit	(74,470)	$4.29
Options outstanding - December 31, 2018	2,482,009	$5.10	5.51	$3,990
Options exercisable	1,337,780	$4.94	6.22	$3,525
Options vested and expected to vest	2,368,925	$5.09	5.53	$3,805

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2018, based on the closing price of the Company’s common stock of $5.69 on that date.

During 2018 and 2017, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms ranging from five to 10 years. Vesting terms for options granted in 2018 and 2017 to employees and consultants typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2018	2017
Weighted-average fair value of options granted	$1.42	$2.04
Expected terms (in years)	5.77 - 6.11	5.81 - 6.11
Expected volatility	76 - 126%	112 - 117%
Risk-free interest rate	2.05 - 3.00%	1.77 - 2.01%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	837,375	7.74	$2.04	420,774	$2.16
$3.04 - $4.50	536,622	6.97	$3.96	415,784	$3.98
$5.49 - $6.36	99,350	4.52	$5.97	97,784	$5.97
$6.64 - $8.99	1,003,632	2.98	$7.98	398,408	$8.16
$42.80	5,030	1.62	$42.80	5,030	$42.80
$1.47 - $42.80	2,482,009	5.51	$5.10	1,337,780	$4.94

As of December 31, 2018, there was approximately $1,888 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years. The stock-based compensation for all stock options was $1,317 and $1,672 during the years ended December 31, 2018 and 2017, respectively.

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

A summary of the Company’s RSU activity and related information for the year ended December 31, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2017	1,292,876	$2.43
RSUs granted	62,892	3.18
RSUs vested	(56,822)	3.94
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2017	1,298,946	$2.42

Grants During the Year Ended December 31, 2018

During the year ended December 31, 2018, the Company granted an aggregate of 136,360 RSUs to its non-employee directors valued at $300. These RSUs vest in equal quarterly installments over a one-year period subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2018	1,298,946	$2.42
RSUs granted	136,360	2.20
RSUs vested	(159,626)	3.94
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2018	1,275,680	$2.16

As of December 31, 2018, the total unrecognized compensation expense related to unvested RSUs was approximately $441 which is expected to be recognized over a weighted-average period of 0.1 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $1,149 and $1,211 during the years ended December 31, 2018 and 2017, respectively.

Subsidiary Stock-Based Transactions

During the year ended December 31, 2018 the Company recognized $21 in stock-based compensation related to equity instruments granted by Surface and Melt to consultants, the Company’s employees and directors, including its CEO, Mark Baum, CFO, Andrew Boll, and a director, Richard Lindstrom,.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Employees - selling and marketing	$82	$449
Employees - general and administrative	2,169	2,229
Directors - general and administrative	235	205
Consultants - selling and marketing	150	60
Total	$2,636	$2,943

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 13), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2018 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2018	6,264,215	$1.91
Granted	-
Exercised	(3,941,554)	1.79
Expired	(115,688)	6.94
Warrants outstanding and exercisable - December 31, 2018	2,206,973	$1.91
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2018	2.60

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted during the year ended December 31, 2017 related to loan agreements:

2017
Weighted-average fair value of warrants granted	$1.70
Expected terms (in years)	7.00
Expected volatility	113.5%
Risk-free interest rate	1.77%
Dividend yield	-

All warrants outstanding as of December 31, 2018 are included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
PIPE Investor and Placement Agent Warrants	12/27/2016	1,426,587	$1.79	1,426,587	12/27/2019
Lender warrants (see Note 13)	7/19/2017	615,386	$2.08	615,386	7/19/2024
		2,206,973	$1.91	2,206,973

NOTE 16. INCOME TAXES

The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The provision for income taxes for the years ended December 31, 2018 and 2017 are summarized below:

	December 31, 2018	December 31, 2017
Current:
Federal	$-	$-
State	6	5
Total current	$6	$5

Deferred:
Federal	$3,294	$6,474
State	440	(283)
Change in valuation allowance	(3,734)	(7,126)
Total deferred	-	(935)
Income tax provision (benefit)	$6	$(931)

Income tax expense for the years ended December 31, 2018 and 2017, are recorded in the general and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31, 2018	December 31, 2017
U.S. federal statutory tax rate	21.00%	35.00%
Benefit of lower tax brackets	0.00%	(1.00)%
State tax benefit, net	0.04%	1.60%
Research and development credits	(0.14)%	0.00%
Employee stock-based compensation	0.46%	(0.84)%
Loss on debt conversion	0.00%	(2.39)%
Change in Rate	0.00%	(62.97)%
Other	0.13%	3.04%
Valuation allowance	(21.93)%	34.82%
Effective income tax rate	(0.44)%	7.27%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets (liabilities):
NOL’s	$19,726	$17,405
Depreciation and amortization	30	58
Other	602	351
Research & development credits	617	596
Deferred stock compensation	3,036	2,534
Basis Difference in Surface	(1,464)	-
Basis Difference in Eton	(6,340)	(985)
Park stock purchase identifiable intangibles	(484)	(501)
Total deferred tax assets, net	15,723	19,457
Valuation allowance	(15,723)	(19,457)
Net deferred tax liabilities	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $3,700 and increased by approximately $7,100 during 2018 and 2017, respectively.

As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $67,463 and federal research and development tax credits of approximately $375. Under new tax law, federal NOLs can be carried forward indefinitely. The federal research credits will expire beginning in the year 2026. As of December 31, 2018, the Company had net operating loss carryforwards for state income tax purposes of approximately $64,629 which expire beginning in the year 2017 and state research and development tax credits of approximately $305 which do not expire.

In March 2016, the FASB issued ASU 2016-09, Improvement to Employee Share – Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax provision or in additional paid-in capital. The Company’s deferred tax asset at December 31, 2018 did not include any excess tax benefits from employee stock option exercises, which are a component of the federal and state net operating loss carryforwards and on a go forward basis the excess tax benefits will be recognized as a component of income tax expense.

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

The Company did not have any unrecognized tax benefits as of December 31, 2018 and 2017, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2017.

A reconciliation of the change in the UTB balance from January 1, 2018 to December 31, 2017 is as follows:

Fed & State Tax
Balance at January 1, 2018	$-
Additions for tax positions related to current year	-
Additions/(reductions) for tax positions related to prior years	-

Balance at December 31, 2018	-

Total unrecognized tax benefits as of December 31, 2018	$-

On December 27, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given the current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the consolidated balance sheet. However, when the Company become profitable, it will receive a reduced benefit from such deferred tax assets. The effect of the legislation was a reduction in the deferred tax assets and the corresponding valuation allowance of approximately $8,059.

NOTE 17. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $248 and $288 to the plan during the years ended December 31, 2018 and 2017, respectively.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

In February 2015, the Company entered into a lease agreement for approximately 8,600 square feet of laboratory, warehouse and office space in Ledgewood, New Jersey. The Company amended the lease agreement in July 2017, to add approximately 7,000 square feet of additional space and amended the lease agreement again in September 2018, to add approximately 9,400 square feet. The lease term expires on July 31, 2024, and includes 2 options that allow for the lease term to be extended 10 additional years beyond the stated expiration date. The monthly rent amount is $25 and includes annual increases of approximately 3.75%, and the lease allowed for the first five months of rent amounts to be abated.

Rent expense for the years ended December 31, 2018 and 2017 was $725 and $649, respectively. The following represents future annual minimum lease payments, as of December 31, 2018:

2019	$797
2020	857
2021	742
2022	320
2023	330
2024	196
Total	$3,242

Legal

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 the Company filed a response in opposition to the motion for class certification. A hearing on class certification was heard in October 2018, however, prior to a decision regarding class certification was made, in February 2019, the Company entered into a proposed settlement agreement to award the proposed class up to $1,400 in damages. Due to the nature of the lawsuit and claims, the Company expects total damages related to this lawsuit will total approximately $640. The Company expects the Court will rule to accept the settlement agreement in the spring of 2019. The Company accrued an expense of $640, its estimated damages related to the settlement agreement, during the year ended December 31, 2018.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against Imprimis Pharmaceuticals, Inc., primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The parties have each filed a motion for summary judgment and Imprimis also filed a motion to stay. The parties’ motions is scheduled to be heard on March 26, 2019. The trial date is currently set for April 2019. The Company believes the claims are frivolous, and we have previously and will continue to dispute all claims asserted against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Spectrum

In February 2018, the Company filed a complaint against Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”) in the Los Angeles County Superior Court asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of California Commercial Code Section 2101 and fraud. The claims stem from prior business dealings between the Company and Spectrum and allege false representation by Spectrum regarding their products, fraudulent labeling and misrepresentations of approved product usages. The complaint was filed with the Court and in May 2018, Spectrum filed an answer with the Court. In November 2018, we dismissed, without prejudice, the Company lawsuit against Spectrum.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In July 2018, the Company filed a motion to dismiss certain causes of action found in the complaint, and the Company motion to dismiss was denied. In October 2018, the Company filed counterclaims alleging breach of contract and breach of covenant of good faith and fair dealing and named certain individual defendants. The lawsuit is currently in the discovery phase. The Company believe the claims are frivolous and have previously and will continue to dispute all claims asserted against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to the Company, by the prescribing healthcare professional. The Company filed its response to the accusation and has requested a formal hearing. The Company believes the claims are frivolous and have previously and will continue to dispute all claims asserted against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various Spectrum entities. The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. The Company believe the claims are frivolous and have previously and will continue to dispute all claims asserted against it and intends to vigorously defend these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

General and Other

In the ordinary course of business, the Company may face various claims brought by third parties and it may, from time to time, make claims or take legal actions to assert its rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation.

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

Klarity License Agreement – Related Party

In April 2017, the Company entered into a license agreement (the “Klarity License Agreement”) with Richard L. Lindstrom, M.D., a member of its Board of Directors. Pursuant to the terms of the Klarity License Agreement, the Company licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity designed to protect and rehabilitate the ocular surface (the “Klarity Product”).

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $122 and $50 in cash during the years ended December 31, 2018 and 2017, respectively, and was due an additional $15 and $19 at December 31, 2018 and 2017, respectively. The Company incurred $118 and $183 for royalty expenses related to the Klarity License Agreement during the years ended December 31, 2018 and 2017, respectively. Dr. Lindstrom is a member of the Company’s Board of Directors.

Sales and Marketing Agreements

During 2017 and 2018, the Company entered various sales and marketing agreements with certain organizations, to provide sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with the Company’s ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. The Company accrued $42 related to stock-based payments for these agreements during the year ended December 31, 2018, and $1,511 and $183 were incurred under these agreements for commission expenses during the years ended December 31, 2018 and 2017, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $245 and $108 were accrued in accounts payable and accrued expenses under these agreements during the years ended December 31, 2018 and 2017, respectively, and $561 and $153 were incurred under these agreements as royalty expenses for the years ended December 31, 2018 and 2017, respectively.

NOTE 19. SEGMENT INFORMATION AND CONCENTRATIONS

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

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2018 and 2017 are attributed to the United States. All long-lived assets at December 31, 2018 and 2017 are located in the United States.

The Company sells its compounded formulations to a large number of customers. No single customer contributed 10% or more of the Company’s total pharmacy sales in the years ended December 31, 2018 and 2017.

The Company receives its active pharmaceutical ingredients from three main suppliers during the years ended December 31, 2018 and 2017. These suppliers collectively accounted for 51% and 68% of drug and chemical purchases during the years ended December 31, 2018 and 2017, respectively.

NOTE 20. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2018 through the filing date of this Annual Report on Form 10-K (the “Annual Report”). Based on its evaluation, nothing other than the events described below needs to be disclosed.

From January 1, 2019 through the date of the filing of the Annual Report, the Company issued 52,000 shares of its common stock related to the exercise of common stock warrants with an exercise price of $1.79 and received net proceeds of $93.

From January 1, 2019 through the date of the filing of the Annual Report, the Company issued 293,984 shares of its common stock related to the cashless exercise of 419,800 common stock warrants with an exercise price of $1.79.

Mayfield and Elle Pharmaceuticals

On February 1, 2019, the Company entered into an Asset Purchase Agreement (the “May Asset Purchase Agreement”) with Elle Pharmaceutical, LLC (“Elle”), where the Company acquired intellectual property and related rights from Elle to develop, formulate, make, sell, and sub-license lidocaine-based gel formulations (collectively, the “May Products”). As consideration, the Company agreed to pay Elle $25 at the time of signing the May Asset Purchase Agreement and make royalty payments to Elle up to seven and a half percent (7.5%) of net sales of the Products as compounded drug formulations.

In connection with the May Asset Purchase Agreement, the Company assigned the May Products to Mayfield, and Mayfield entered into a separate Royalty Agreement with Elle (the “Elle Royalty Agreement”). Pursuant to the terms of the Elle Royalty Agreement, Mayfield, is required to make royalty payments to Elle up to seven and a half percent (7.5%) of net sales of the May Products as commercially available drugs (e.g. a market approved drug via the U.S. Food and Drug Administration 505(b)(2) pathway), while any patent rights remain outstanding, as well as other conditions. In addition, Mayfield agreed to pay Elle $175 upon Mayfield receiving third-party financing equal to or greater than $10,000 of gross proceeds. In connection with the May Asset Purchase Agreement and Elle Royalty Agreement Mayfield issued to Elle 1,000,000 of its common stock.

Segment of Business Operations

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments will be based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx and Park Compounding businesses; and (ii) our start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for our segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, our board of directors and principal executive officers, investor relations and other like shared expenses.

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

●	Total assets including capital expenditures.

For periods beginning on and after January 1, 2019, results of operations, including segment net revenues, segment operating expenses and segment contribution, the Company expects to present segment information in a format similar to the table below:

	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$	$	$
Cost of sales
Gross profit

Operating expenses:
Selling, general and administrative
Research and development
Segment contribution
Corporate
Research and development
Amortization
Asset sales and impairments, net
Operating loss			$

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
2.2	Membership Interest Purchase Agreement, dated February 10, 2014, among John Scott Karolchyk and Bernard Covalesky and Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 11, 2014)
2.3	Stock Purchase Agreement, dated as of November 26, 2014, by and between Imprimis Pharmaceuticals, Inc., and Dennis Saadeh and Tina Sulic-Saadeh (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 2, 2014)
2.4	Stock Purchase Agreement, effective as of July 10, 2015, by and between Imprimis Pharmaceuticals, Inc. and Jonathan Nguyen and Julie Trinh, to acquire all of the outstanding capital stock of JT Pharmacy, Inc. D/B/A Central Allen Pharmacy and completed on August 4, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014 (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 12, 2015)
3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)
3.4	Amended and Restated Certificate of Incorporation, filed July 2, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on July 2, 2018)
3.5	Amendment to the Restated Certificate of Incorporation for the name change, filed as of December 27, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 31, 2018)
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.7	Form of Warrant dated as of April 25, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on April 27, 2012)
10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.9#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.10	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)

49

10.11#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.12#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)
10.13+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)
10.14+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.15	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.16+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.17	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.18	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.19	License Agreement, dated as of October 24, 2014, by and between Imprimis Pharmaceuticals, Inc. and Urigen Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on October 29, 2014)
10.20#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.21#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.22#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.23	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.24	Loan and Security Agreement, dated May 11, 2015, by and between Imprimis Pharmaceuticals and IMMY Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.25	License Agreement dated as of August 11, 2015, between Imprimis Pharmaceuticals, Inc. and Advance Dosage Forms, Inc. and John DiGenova (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)
10.26	Asset Purchase Agreement originally dated September 23, 2015 and subsequently amended on October 15, 2015, between ImprimisRx PA, Inc. (“ImprimisRx PA”), a Delaware corporation and a wholly-owned subsidiary of Imprimis Pharmaceuticals, Inc. and Thousand Oaks Holding Company, a Delaware corporation, and its wholly owned subsidiaries Topical Apothecary Group, LLC, a Pennsylvania limited liability company and owner and operator of TAG Pharmacy, a licensed pharmacy in Folcroft, PA; Aerosol Science Laboratories, Inc., a California corporation and former operator of ASL Pharmacy; SinuTopic, Inc., a Delaware corporation and former operator of Sinus Dynamics Pharmacy; and Mycotoxins, LLC, a California limited liability company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 12, 2015)
10.27	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2015, by and between Imprimis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 27, 2015)
10.28	PCCA Commission Agreement, dated December 21, 2015, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc.
10.29	8.00% Convertible Senior Secured Note issued on January 22, 2016 by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

50

10.30	Note Purchase Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.31	Second Amendment to Loan and Security Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.32	Amendment to Warrant to Purchase Stock dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.33	Underwriting Agreement, dated as of March 11, 2016, by and between Imprimis Pharmaceuticals, Inc. and National Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 11, 2016)
10.34	Securities Purchase Agreement, dated December 19, 2016, between the Registrant and the Investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)
10.35	Form of Registration Rights Agreement between the Registrant and the Investors party thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)
10.36	Form of Investor Warrant (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 23, 2016)
10.37	Third Amendment to Loan and Security Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.38	Exchange and Discharge Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.39	Warrant Amendment to Purchase Stock, dated December 27, 2016, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.40	Stock Purchase Agreement dated February 13, 2017 between Imprimis Pharmaceuticals, Inc. and Livernois & London, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 17, 2017)
10.41	Form of Securities Purchase Agreement, dated March 21, 2017, between the Registrant and the Investors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 22, 2017)
10.42	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)
10.43	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)
10.44	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)
10.45	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.46	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.47	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.48	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Clayton Edwards (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.49	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.50	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

51

10.51	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.52	Asset Purchase Agreement dated June 27, 2017 between Imprimis Pharmaceuticals, Inc. and its wholly owned subsidiaries ImprimisRx PA, Inc. and ImprimisRx CA, Inc. and Creative Pharmacy Solutions Central, LLC
10.53	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.54	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.55	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.56	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.57	Amend and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.58	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.59	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.60

Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.61	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.62	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.
101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

52