Form 10-Q
period 2019-03-31
HARROW HEALTH, INC.
filed 2019-05-09
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on exchange on which registered
Common Stock, $0.001 par value per share	HROW	The NASDAQ Capital Market

As of May 8, 2019, 24,718,649 shares of the registrant’s common stock, $0.001 par value, were outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$4,265	$6,838
Investment in Eton Pharmaceuticals	28,000	21,420
Accounts receivable, net	2,194	1,914
Inventories	2,388	1,834
Prepaid expenses and other current assets	1,658	837
Total current assets	38,505	32,843
Property, plant and equipment, net	6,242	6,375
Operating lease right-of-use assets	6,195	-
Intangible assets, net	3,112	3,059
Investment in Surface Pharmaceuticals	4,704	4,947
Investment in Melt Pharmaceuticals	5,525	-
Goodwill	2,227	2,227
TOTAL ASSETS	$66,510	$49,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,143	$6,250
Accrued payroll and related liabilities	1,092	2,283
Deferred revenue and customer deposits	359	119
Current portion of note payable, net of unamortized debt discount	2,552	2,529
Current portion of operating lease obligations	511	-
Current portion of finance lease obligations, net of unamortized discount	553	720
Total current liabilities	11,210	11,901
Operating lease obligations, net of current portion	6,083	-
Finance lease obligations, net of current portion and unamortized discount	32	-
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	11,351	11,999
TOTAL LIABILITIES	29,476	24,700
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized,
24,718,649 and 24,339,610 shares issued and outstanding
at March 31, 2019 and December 31, 2018, respectively	25	24
Additional paid-in capital	99,887	98,938
Accumulated deficit	(62,853)	(74,211)
TOTAL HARROW HEALTH, INC. STOCKHOLDERS’ EQUITY	37,059	24,751
Noncontrolling interests	(25)	-
TOTAL STOCKHOLDERS’ EQUITY	37,034	24,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,510	$49,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenues:
Sales, net	$12,283	$8,855
License revenues	7	10
Total revenues	12,290	8,865
Cost of sales	(3,898)	(4,071)
Gross profit	8,392	4,794
Operating expenses:
Selling, general and administrative	8,543	6,488
Research and development	405	87
Total operating expenses	8,948	6,575
Loss from operations	(556)	(1,781)
Other income (expense):
Interest expense, net	(603)	(663)
Investment gain from and equity in net loss of Melt Pharmaceuticals, net	5,525	-
Equity in net loss of Surface Pharmaceuticals	(243)	-
Investment gain from (equity in net loss of) Eton Pharmaceuticals	6,580	(1,069)
Other income, net	630	-
Total other income (expense), net	11,889	(1,732)
Total net income (loss) including noncontrolling interests	11,333	(3,513)
Net loss attributable to noncontrolling interests	25	-
Net income (loss) attributable to Harrow Health, Inc.	$11,358	$(3,513)

Basic net income (loss) per share of common stock	$0.46	$(0.17)
Diluted net income (loss) per share of common stock	$0.43	$(0.17)
Weighted average number of shares of common stock outstanding, basic	24,841,386	20,949,199
Weighted average number of shares of common stock outstanding, diluted	26,589,695	20,949,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended March 31, 2019 and 2018

(In thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated	Total Harrow Health, Inc.	Total Noncontrolling Interest	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2017	20,623,129	$21	$91,430	$(88,836)	$2,615	$-	$2,615

Issuance of common stock in connection with:
Vesting of RSUs, net of tax withholding	60,000	-	-	-	-	-	-
Sale of stock, net of costs (ATM)	69,376	-	122	-	122	-	122
Stock-based payment for services provided	60,700	-	108		108	-	108
Stock-based compensation expense	-	-	751	-	751	-	751
Net loss	-	-	-	(3,513)	(3,513)	-	(3,513)
Balance at March 31, 2018	20,813,205	$21	$92,411	$(92,349)	$83	$-	$83

	Common Stock		Additional Paid-in	Accumulated	Total Harrow Health, Inc.	Total Noncontrolling Interest	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2018	24,339,610	$24	$98,938	$(74,211)	$24,751	$-	$24,751

Issuance of common stock in connection with:
Exercise of warrants	364,039	1	161	-	162	-	162
Stock-based payment for services provided	15,000	-	75	-	75	-	75
Stock-based compensation expense	-	-	713	-	713	-	713
Net income	-	-	-	11,358	11,358	(25)	11,333
Balance at March 31, 2019	24,718,649	$25	$99,887	$(62,853)	$37,059	$(25)	$37,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) (including noncontrolling interests)	$11,333	$(3,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	390	399
Amortization of intangible assets	62	60
Amortization of operating lease right-of-use assets	130	-
Amortization of debt issuance costs and discount	135	159
Investment (gain) from and equity in net loss of Eton Pharmaceuticals	(6,580)	1,069
Investment (gain) from and equity in net loss of Melt Pharmaceuticals, net	(5,525)	-
Equity in net loss of Surface Pharmaceuticals	243	-
Gain on sale and disposal of assets	(4)	-
Stock-based payment of consulting services	75	-
Stock-based compensation	713	751
Changes in assets and liabilities:
Accounts receivable	(280)	55
Inventories	(554)	209
Prepaid expenses and other current assets	(821)	(137)
Accounts payable, accrued expenses and other liabilities	158	106
Accrued payroll and related liabilities	(1,191)	(167)
Deferred revenue and customer deposits	240	44
NET CASH USED IN OPERATING ACTIVITIES	(1,476)	(965)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	-	4
Proceeds on sale and disposal of assets	4	-
Investment in patent and trademark assets	(115)	(76)
Purchases of property, plant and equipment	(213)	(192)
NET CASH USED IN INVESTING ACTIVITIES	(324)	(264)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(185)	(167)
Payments on Park deferred acquisition obligation	-	(53)
Principal payments on note payable	(750)	-
Net proceeds from ATM sales of common stock	-	122
Net proceeds from exercise of warrants	162	-
NET CASH USED IN FINANCING ACTIVITIES	(773)	(98)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,573)	(1,327)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,838	4,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,265	$2,892
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$4,065	$2,692
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,265	$2,892
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$2
Cash paid for interest	$467	$483
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for consulting services, included in accounts payable and accrued expenses	$-	$108
Changes in accrued property and equipment purchases	$5	$-
Acquisition of property, plant and equipment with finance lease obligations	$40	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. Prior to 2017, the Company’s business was primarily focused on its ImprimisRx business, the nation’s leading ophthalmology pharmaceutical compounding business, and Park Compounding, Inc. (“Park”), a leading health and wellness compounding business. Since 2017, in addition to wholly-owning ImprimisRx and Park, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). In 2018, the Company also founded its subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Radley Pharmaceuticals, Inc. (“Radley”). In February 2019, the Company entered into an agreement with Elle Pharmaceutical, Inc. (“Elle”) in which Mayfield issued 1,000,000 shares of its common stock to Elle (see Note 14). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Surface, Melt, Radley and Mayfield.

Basis of Presentation

Harrow has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of Harrow and its wholly owned subsidiaries, as well as Mayfield, a 72% majority owned subsidiary of Harrow. The remaining 28% of Mayfield is owned by Elle. Mayfield was organized to develop women’s health focused drug candidates. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 and the condensed consolidated statements of operations and cash flows for the period ended March 31, 2019 include our accounts and those of our wholly owned subsidiaries as well as Mayfield. The condensed consolidated statements of operations and cash flows for the period ended March 31, 2018 include our accounts and those of our wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2019 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred operating losses of $556 and $1,781 for the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of $62,853 and $74,211 as of March 31, 2019 and December 31, 2018, respectively. In addition, the Company used cash in operating activities of $1,476 and $965 for the three months ended March 31, 2019 and 2018, respectively.

While there is no assurance, the Company believes its existing cash resources and restricted cash of $4,265 at March 31, 2019, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Segments

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on as operating segments. The Company has identified two operating segments as reportable segments. See Note 15 for more information regarding the Company’s reportable segments.

Noncontrolling Interests

The Company recognizes any noncontrolling interest as a separate line item in equity in the condensed consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to the Company. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. The Company includes the amount of net income (loss) attributable to noncontrolling interests in consolidated net income (loss) on the face of the condensed consolidated statements of operations.

The Company provides in the condensed consolidated statements of stockholders’ equity a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the parent, and equity attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss;
(2)	transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and
(3)	each component of other income or loss.

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 5,838,230 and 10,106,391 at March 31, 2019 and 2018, respectively, and, except for the three months ended March 31, 2019, are excluded from the calculation of diluted net (loss) per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at March 31, 2019 and 2018 was 270,783 and 152,790, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the three March 31, 2019 and 2018:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Numerator – net income (loss) attributable to Harrow Health, Inc.	$11,358	$(3,513)
Denominator – weighted average number of shares outstanding, basic	24,841,386	20,949,199
Net income (loss) per share, basic	$0.46	$(0.17)

For three months ended March 31, 2019, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended March 31, 2019, consisted of the following:

March 31, 2019
Diluted shares related to:
Warrants	1,067,808
Stock options	680,501
Dilutive common equivalent shares	1,748,309

The following table shows the computation of diluted net income (loss) per share of common stock for the three months ended March 31, 2019 and 2018:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Numerator – net income (loss) attributable to Harrow Health. Inc.	$11,358	$(3,513)
Denominator – weighted average number of shares outstanding, basic	24,841,386	20,949,199
Dilutive common equivalent shares	1,748,309	-
Number of shares used for diluted earnings per share computation	26,589,695	20,949,199
Net income (loss) per share, diluted	$0.43	$(0.17)

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of Eton common stock, which represents approximately 19.86% of the equity and voting interests of Eton as of March 31, 2019. At March 31, 2019, the fair market value of Eton’s common stock was $8.00 per share, the closing share price of Eton common stock on March 29, 2019, the last trading day of the period ended March 31, 2019. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the three months ended March 31, 2019, the Company recorded an investment gain from its Eton common stock position of $6,580, related to the change in fair market value of the Company’s investment in Eton during the measurement period. As of March 31, 2019, the fair market value of the Company’s investment in Eton was $28,000.

In November 2018, the Company entered into a lock-up agreement, that prohibits the sale of any of its Eton common stock until November 2019, without the approval of National Securities Corporation.

Mark Baum, the Company’s Chief Executive Officer, is a member of the board of directors of Eton.

Investment in Melt Pharmaceuticals, Inc. – Related Party

In April 2018, the Company formed Melt as a wholly owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the purchase and sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400 of proceeds (collectively the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, the Company lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements. In connection with the Melt Series A Preferred Stock Agreement, Melt also entered into a Registration Rights Agreement and agreed to use commercially reasonable efforts to file, or confidentially submit, a registration statement on Form S-1 with the United States Securities and Exchange Commission by September 30, 2020 relating to an initial public offering of its common stock.

At the time of deconsolidation, the Company recorded a gain of $5,810 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and the Company’s new ownership interest in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (which is approximately 44% of the equity interest as of March 31, 2019) of Melt and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the three months ended March 31, 2019, the Company recorded equity in net loss of Melt of $285. As of March 31, 2019, the carrying value of the Company’s investment in Melt was $5,525.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Pharmaceuticals, Inc. – Related Party

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

At the time of deconsolidation, the Company recorded a gain of $5,320 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and the Company’s new ownership interest in accordance with ASC 810-10-40-4(c),Consolidation.

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of March 31, 2019) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. During the three months ended March 31, 2019, the Company recorded equity in net loss of Surface of $243. As of March 31, 2019, the carrying value of the Company’s investment in Surface was $4,704.

See Note 5 for more information and related party disclosure regarding Surface.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 took effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method with no impact to stockholders’ equity. As of March 31, 2019, the Company held on its condensed consolidated balance sheet $6,195 for the right-of-use asset and $6,594 for the related lease liability related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 12.

Recently Issued Accounting Pronouncements

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

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has two primary streams of revenues: (1) revenues recognized from our sale of products within our pharmacy services and (2) revenues recognized from intellectual property license and asset purchase agreements.

Product Revenues from Pharmacy Services

The Company sells prescription drugs directly through our pharmacy and outsourcing facility network. Revenues from our pharmacy services divisions includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principle of ASC 606, we have identified the following:

1.	Identify the contract(s) with a customer: A contract exists with a customer at the time the prescription or order is received by the Company.

2.	Identify the performance obligations in the contract: The order received contains the performance obligations to be met, in almost all cases the product the customer is wishing to receive. If we are unable to be meet the performance obligation, the customer is notified.

3.	Determine the transaction price: the transaction price is based on the product being sold to the customer, and any related customer discounts. These amounts are pre-determined and built into our order management software.

4.	Allocate the transaction price to the performance obligations in the contract: The transaction price associated with the product(s) being ordered is allocated according to the pre-determined amounts.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation: At the time of shipment from the pharmacy or outsourcing facility, the performance obligation has been met.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2019 and 2018, consists of the following:

	For the Three months ended
	March 31,
	2019	2018
Product sales, net	$12,283	$8,855
License revenues	7	10
Total revenues	$12,290	$8,865

Deferred revenue and customer deposits at March 31, 2019 and December 31, 2018, was $359 and $119, retrospectively. All deferred revenue and customer deposit amounts at December 31, 2018 were recognized as revenue during the three months ended March 31, 2019.

NOTE 4. INVESTMENT IN MELT PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement with Melt (the “Melt Asset Purchase Agreement”). Pursuant to the terms of the Melt Asset Purchase Agreement, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company up to eight percent (8%) of net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions. In January and March 2019, the Company entered into the Melt Series A Preferred Stock Agreement.

In February 2019, the Company and Melt entered into a Management Services Agreement (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt pays the Company a monthly amount of $10.

As of March 31, 2019, the Company was due $677 from Melt for reimbursable expenses and amounts due under the Melt MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer, Mark L. Baum, and Chief Financial Officer, Andrew Boll, are members of the Melt board of directors, and several employees of the Company (including Mr. Baum and Mr. Boll) entered into consulting agreements and provided consulting services to Melt.

The unaudited condensed results of operations information of Melt is summarized below:

For the
Three months ended
March 31, 2019
Revenues, net	$-
Loss from operations	647
Net loss	$(647)

The unaudited condensed balance sheet information of Melt is summarized below:

March 31,
2019
Current assets	$10,269
Non current assets	2
Total assets	$10,271

Total liabilities	$950
Total preferred stock and stockholders’ equity	9,321
Total liabilities and stockholders’ equity	$10,271

NOTE 5. INVESTMENT IN SURFACE PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In 2017 and amended in April 2018, the Company entered into two asset purchase and license agreements (the “Surface License Agreements”) with Surface. Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights to develop, formulate, make, sell, and sub-license formulations of certain topical eye drop formulations that utilize a proprietary delivery vehicle and a proprietary doxycycline capsule (collectively, the “Surface Products”). Surface is required to make royalty payments to the Company of four to six percent (4%-6%) of net sales of the Surface Products while any patent rights remain outstanding.

In January 2018, the Company and Surface entered into an amended Management Services Agreement (the “Surface MSA”), whereby the Company provided to Surface certain administrative services and support, including bookkeeping, web services and human resources related activities, and Surface paid the Company a monthly amount of $10. The Surface MSA was terminated effective July 31, 2018.

As of March 31, 2019, the Company was due $50 from Surface for reimbursable expenses and amounts due under the Surface MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

As of March 31, 2019, the Company owned 3,500,000 shares of Surface common stock (approximately 30% issued and outstanding equity interests). The Company’s director, Richard L. Lindstrom and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of three percent (3%) of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor.

The unaudited condensed results of operations information of Surface is summarized below:

For the
Three Months Ended
March 31, 2019
Revenues, net	$-
Loss from operations	812
Net loss	$(812)

The unaudited condensed balance sheet information of Surface is summarized below:

March 31,
2019
Current assets	$18,742
Non current assets	49
Total assets	$18,791

Total liabilities	$396
Total stockholders’ equity	18,395
Total liabilities and stockholders’ equity	$18,791

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
	2019	2018
Raw materials	$1,499	$1,119
Work in progress	215	6
Finished goods	674	709
Total inventories	$2,388	$1,834

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2019	2018
Prepaid insurance	$175	$328
Other prepaid expenses	618	334
Receivable due from Surface	50	50
Receivable due from Melt	677	-
Deposits and other current assets	138	125
Total prepaid expenses and other current assets	$1,658	$837

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Property, plant and equipment, net:
Computer software and hardware	$1,674	$1,662
Furniture and equipment	381	397
Lab and pharmacy equipment	3,356	3,184
Leasehold improvements	5,585	5,496
	10,996	10,739
Accumulated depreciation and amortization	(4,754)	(4,364)
	$6,242	$6,375

For the three months ended March 31, 2019, depreciation related to the property, plant and equipment was $390.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2019 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$862	$(53)	$-	$809
Licenses	20 years	50	(4)	-	46
Trademarks	Indefinite	327	-	-	327
Customer relationships	3-15 years	2,998	(1,064)	(15)	1,919
Trade name	5 years	16	(15)	(1)	-
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(6)	(28)	11
		$4,592	$(1,416)	$(64)	$3,112

Amortization expense for intangible assets for the three months ended March 31, 2019 was as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Patents	$4	$7
Licenses	4	-
Customer relationships	51	50
Trade name	2	2
Non-competition clause	-	1
State pharmacy licenses	1	-
	$62	$60

Estimated future amortization expense for the Company’s intangible assets at March 31, 2019 is as follows:

Remainder of 2019	$188
2020	247
2021	247
2022	247
2023	247
Thereafter	1,936
$3,112

There have been no changes in the carrying value of the Company’s goodwill during the three months ended March 31, 2019.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts payable	$5,326	$5,606
Accrued litigation settlement (see Note 14)	640	-
Deferred rent	-	388
Accrued interest	177	256
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	6,943	7,050
Less: Current portion	(6,143)	(6,250)
Non-current total accrued expenses	$800	$800

NOTE 11. DEBT

At March 31, 2019, future minimum payments under the Company’s note payable were as follows:

Amount
Remainder of 2019	$3,721
2020	4,402
2021	4,033
2022	7,411
Total minimum payments	19,567
Less: amount representing interest	(4,317)
Notes payable, gross	15,250
Less: unamortized discount	(1,347)
13,903
Less: current portion, net of unamortized discount	(2,552)
Note payable, net of current portion and unamortized debt discount	$11,351

For the three months ended March 31, 2019, debt discount amortization related to note payable was $125.

NOTE 12. LEASES

The Company adopted Topic 842 on January 1, 2019. Topic 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize the package of practical expedients and has not elected the hindsight methodology in its implementation of Topic 842.

The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the condensed consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s condensed consolidated balance sheet now contains the following line items: Right-of-use assets, Operating lease liabilities—short-term and Operating lease liabilities—long-term.

The Company determined that it held the following significant operating leases of office and laboratory space as of January 1, 2019:

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 4,500 square feet of office and lab space in Irvine, California that expires in December 2020, with an option to extend the term for up to two five-year periods; and

●	An operating lease for 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2024, with an option to extend the term for two additional five-year periods.

The extensions within the San Diego, California and Ledgewood, New Jersey operating lease agreements were included within the Company’s calculation of the new lease standard as the Company is reasonably certain it will exercise its option to extend these leases. The Company has elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The previously classified capital leases are now existing leases classified as finance leases under the new standard. The Company has determined that the identified finance leases did not contain non-lease components and require no further allocation of the total lease cost. The Company has determined that the identified operating leases did contain non-lease components and elected an accounting policy to combine non-lease and lease components to determine the total lease cost. Additionally, the operating agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At March 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.36% and 12.05 years, respectively.

Upon adoption of Topic 842, the Company recorded a $6,325 increase in operating lease right-of-use assets, a $388 decrease in accounts payable and accrued expenses and a $6,712 increase in operating lease liability. The Company did not record any cumulative effect adjustments to opening stockholders’ equity. As of March 31, 2019, right-of-use assets and liabilities arising from operating leases were $6,195 and $6,594, respectively. During the three months ended March 31, 2019, cash paid for amounts included for the operating lease liabilities was $223 and the Company recorded operating lease expense of $234 included in selling, general and administrative expenses.

Future lease payments under operating leases as of March 31, 2019 were as follows:

Operating Leases
Remainder of 2019	$681
2020	930
2021	809
2022	824
2023	843
Thereafter	5,304
Total minimum lease payments	9,391
Less: amount representing interest payments	(2,797)
Total operating lease liabilities	6,594
Less: current portion, operating lease liabilities	(511)
Operating lease liabilities, net of current portion	$6,083

The Company also has two additional finance leases that are included in its lease accounting but are not considered significant.

Future lease payments under non-cancelable finance leases as of March 31, 2019 were as follows:

Finance Leases
Remainder of 2019	$565
2020	9
2021	9
2022	9
2023	10
Total minimum lease payments	602
Less: amount representing interest payments	(11)
Present value of future minimum lease payments	591
Less: unamortized discount	(6)
585
Less: current portion, net of unamortized discount	(553)
Finance lease obligation, net of current portion	$32

At March 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the finance leases held by the Company were 9.82% and 0.82 years, respectively.

For the three months ended March 31, 2019, debt discount amortization related to a finance lease obligation was $10, and included in interest expense, net.

For the three months ended March 31, 2019, depreciation expense related to the equipment held under the finance lease obligations was $73.

For the three months ended March 31, 2019, cash paid and expense recognized for interest expense related to the finance lease obligation was $11.

Future minimum lease payments under operating leases and future minimum finance lease payments as of December 31, 2018 were as follows (in thousands):

	Finance Leases	Operating Leases
2019	$751	$797
2020	-	857
2021	-	742
2022	-	320
2023	-	330
Thereafter	-	196
	$751	$3,242

Less: Amounts representing interest	(15)
Less: Amounts representing unamortized discount	(16)
Total obligation under capital leases	720
Less: Current portion of capital leases	(720)
Long term capital lease obligation	$-

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In March 2019, the Company issued 15,000 shares of its restricted common stock, with a fair value of $75, for commission expenses incurred during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company issued 273,984 shares of its common stock related to the cashless exercise of 384,000 common stock warrants with an exercise price of $1.79.

During the three months ended March 31, 2019, the Company issued 90,055 shares of its common stock related to the exercise of 90,055 common stock warrants with an exercise price of $1.79, and received net proceeds of $162.

During the three months ended March 31, 2019, 34,090 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of March 31, 2019, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 1,146,640 shares available for future issuances under the 2017 Plan at March 31, 2019.

Stock Options

A summary of stock option activity under the Plans for the three months ended March 31, 2019 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2019	2,482,009	$5.10
Options granted	291,000	$6.30
Options exercised	-	$-
Options cancelled/forfeit	(44,287)	$6.24
Options outstanding - March 31, 2019	2,728,722	$5.21	5.76	$5,994
Options exercisable	1,398,665	$4.74	6.02	$3,763
Options vested and expected to vest	2,604,215	$5.17	5.78	$5,815

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on March 31, 2019, based on the closing price of the Company’s common stock of $4.98 on that date.

During the three months ended March 31, 2019, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the three months ended March 31, 2019 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2019
Weighted-average fair value of options granted	$3.71
Expected terms (in years)	5.8 - 6.1
Expected volatility	64% - 67%
Risk-free interest rate	2.54% - 2.68%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$1.47 - $2.60	828,748	7.48	$2.04	479,534	$2.13
$2.76 - $4.22	535,871	6.73	$3.96	449,399	$3.98
$5.61 - $6.30	390,350	8.47	$6.21	98,096	$5.97
$6.64 - $8.99	968,723	2.69	$8.00	366,606	$8.24
$42.80	5,030	1.37	$42.80	5,030	$42.80
$1.47 - $42.80	2,728,722	5.76	$5.21	1,398,665	$4.74

As of March 31, 2019, there was approximately $3,513 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 1.3 years. The stock-based compensation expense for all stock options was $283 during the three months ended March 31, 2019.

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

During the three months ended March 31, 2019, 135,000 RSUs with a fair market value of $851 were issued to certain employees; the RSUs vest in full on the third year anniversary of the grant date.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2019	1,275,680	$2.16
RSUs granted	135,000	$6.30
RSUs vested	(34,090)	$2.20
RSUs cancelled/forfeit	-
RSUs unvested at March 31, 2019	1,376,590	$2.56

As of March 31, 2019, the total unrecognized compensation expense related to unvested RSUs was approximately $1,900, which is expected to be recognized over a weighted-average period of 0.3 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2019 was $430.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters, settlement agreements and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity for the three months ended March 31, 2019 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2019	2,206,973	$1.91
Granted	-
Exercised	(474,055)	1.79
Expired	-
Warrants outstanding and exercisable - March 31, 2019	1,732,918	$1.94
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2019	2.79

A list of the warrants outstanding as of March 31, 2019 is included in the following table:

	Warrants Outstanding and Exercisable
		Warrants	Exercise	Expiration
Warrant Series	Issue Date	Outstanding	Price	Date
Lender warrants	5/11/2015	125,000	$1.79	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	8/16/2021
PIPE investor and placement agent warrants	12/27/2016	952,532	$1.79	12/27/2019
Lender warrants	7/19/2017	615,386	$2.08	7/19/2024
		1,732,918	$1.94

Subsidiary Stock-Based Transactions

Mayfield Pharmaceuticals, Inc.

In February 2019, the Company agreed to issue 1,000,000 shares of Mayfield’s common stock to Elle in connection with acquisition of certain drug candidate intellectual property and rights. Following the issuance of Mayfield common stock to Elle, and as of March 31, 2019, the Company owned 72% of the equity interests in Mayfield. Mayfield is a consolidated subsidiary; the Company reports the operating results of Mayfield and allocates the noncontrolling interests to the non-majority partners.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Employees - selling, general and administrative	$638	593
Directors - selling, general and administrative	75	50
Consultants - selling, general and administrative	75	108
Total	$788	$751

NOTE 14. COMMITMENTS AND CONTINGENCIES

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. In June 2018, Sobol filed a motion for class certification and in July 2018 the Company filed a response in opposition to the motion for class certification. A hearing on class certification was heard in October 2018, however, prior to a decision regarding class certification was made, in February 2019, the Company entered into a proposed settlement agreement to award the proposed class up to $1,400 in damages. Due to the nature of the lawsuit and claims, the Company expects total damages related to this lawsuit will total approximately $640. The Company expects the Court will rule to accept the settlement agreement in the spring of 2019. The Company accrued an expense of $640 (see Note 10), its estimated damages related to the settlement agreement, during the year ended December 31, 2018.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The parties each filed a motion for summary judgment and Imprimis also filed a motion to stay. The parties’ motions were heard on March 26, 2019, with both parties motions being partially granted. The trial date to determine damages, if any, is currently set for May 2019. The Company believes the claims for damages are meritless, and intends to vigorously defend against Allergan’s allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In October 2018, the Company filed counterclaims alleging breach of contract and breach of covenant of good faith and fair dealing and named certain individual defendants. The lawsuit is currently in the discovery phase. The Company believe the claims are meritless and have previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to and the California Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that will become effective on or near May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park will be required to surrender Park’s California pharmacy license by August 27, 2019; provided however, in the event of a sale of Park, the California Board of Pharmacy has agreed to expedite the issuance of a temporary license to the Park acquiror. In the event Park is not sold, the Company intends to transfer substantially all of the Park business and related revenues to its New Jersey based pharmacy.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various Spectrum entities. The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend itself against these allegations. The Company cannot predict the eventual outcome of this litigation. Nonetheless, the litigation process could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $15 were made during the three months ended March 31, 2019. $22 was incurred as royalty expense during the three months ended and included in accounts payable to Dr. Lindstrom at March 31, 2019.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Harrow in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. $75 of stock-based payments were made and $542 were incurred under these agreements for commission expenses during the three months ended March 31, 2019.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $191 and $83 were incurred under these agreements as royalty expenses for the three months ended and included in accounts payable at March 31, 2019 and 2018, respectively.

NOTE 15. SEGMENT INFORMATION AND CONCENTRATIONS

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments are based on segment contribution. The Company’s reportable segments consist of (i) its commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of ImprimisRx and Park Compounding businesses; and (ii) its start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), board of directors and principal executive officers and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

●	Total assets including capital expenditures.

The Company defines segment net revenues as pharmaceutical compounded drug sales, licenses and other revenue derived from related agreements.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$12,290	$-	$12,290
Cost of sales	(3,898)	-	(3,898)
Gross profit	8,392	-	8,392

Operating expenses:
Selling, general and administrative	5,715	43	5,758
Research and development	125	136	261
Segment contribution	2,552	(179)	2,373
Corporate, selling, general and administrative			2,719
Research and development			144
Amortization of intangible assets			66
Operating loss			$(556)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at March 31, 2019 and December 31, 2018 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the three months ended March 31, 2019 and 2018.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 67% and 58% of active pharmaceutical ingredient purchases during the three months ended March 31, 2019 and 2018, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2019 through the filing date of this Quarterly Report. Based on its evaluation, no other events as than those described below need to be disclosed.

On May 6, 2019, the Company entered into an Asset Purchase Agreement with Eton (the “CT APA”) to re-acquire assets related to its synthetic corticotropin formulation from Eton (CT-100). The CT APA requires royalty on net sales of 3%, subject to adjustments, and milestone payments that allow for three separate payments of $100, $200 and $700 to Eton ($1,000, in aggregate) upon submission of an investigational new drug application, regulatory approval and at the point when cumulative net sales of the CT-100 exceed $50,000, respectively.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent reports on Form 8-K, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Harrow” “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., ImprimisRx, LLC, Imprimis Rx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Radley Pharmaceuticals, Inc., and Mayfield Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries collectively as our “ImprimisRx compounding pharmacies.”

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

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace. Prior to 2017, the Company’s business was primarily focused on its ImprimisRx business, the nation’s leading ophthalmology pharmaceutical compounding business, and Park Compounding, Inc. (“Park”), a leading health and wellness compounding business. Since 2017, in addition to wholly-owning ImprimisRx and Park, we also have founded and have continuing equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). In 2018, the Company also founded the subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Radley Pharmaceuticals, Inc. (“Radley”). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Surface, Melt, Radley and Mayfield. Harrow intends to continue to pursue its operations through subsidiaries for, and found, and hold equity and royalty rights, in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties

Pharmaceutical Compounding Businesses

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

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer our thousands of physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use, made according to current good manufacturing practices (or cGMPs) or other FDA guidance documents, in our FDA-registered outsourcing facility (“NJOF”).

Park Compounding

Park, our wholly owned subsidiary pharmacy based in Irvine, California, is focused on primarily health and wellness related, customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmology-based formulations.

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface, Melt, Mayfield and Radley and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018, we formed and created subsidiaries named Radley and Mayfield, which we intend to operate similar to Eton, Surface and Melt. In addition, we intend to create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

Eton Pharmaceuticals, Inc.

Eton is a pharmaceutical company focused on developing and commercializing innovative products utilizing the FDA’s 505(b)(2) regulatory pathway. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. Eton’s pipeline is focused on innovative 505(b)(2) products and obtaining FDA marketing approval for currently marketed but unapproved drugs.

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which we estimate is approximately 19.86% of the equity and voting interests issued and outstanding of Eton as of March 31, 2019.

Surface Pharmaceuticals, Inc.

Surface is a development-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Harrow entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Surface’s patent-pending topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Harrow board member and Surface’s chairman of the board and renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with dry eye disease, or DED. Surface’s drug candidate SURF-300 is a patent-pending oral capsule that will target patients also suffering from DED signs and symptoms.

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which we estimate is approximately 30% of the equity and voting interests.

Melt Pharmaceuticals, Inc.

Melt is a development-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, , sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company up to eight percent (8%) of net sales of products described in the Melt Asset Purchase Agreement, while any patent rights remain outstanding, as well as other conditions.

During January and March 2019, Melt closed on the sale of its Series A Preferred Stock. At the time of the closing of the Melt Series A Round, we lost our controlling interest, and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which we estimate is approximately 44% of the equity and voting interests.

Mayfield Pharmaceuticals, Inc.

Mayfield, a consolidated subsidiary of Harrow, is a development-stage women’s and men’s health-focused pharmaceutical company. Mayfield intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary drug candidates and technologies, including its lead drug candidate MAY-44. MAY-44 is non-estrogen topical analgesic gel containing a patented pH-balanced formulation of 3.75% lidocaine and other essential excipients designed for use on mucosal surfaces. If FDA-approved, MAY-44 could become the first topical product indicated for dyspareunia. A more recent estimates suggest dyspareunia affects greater than one in ten women (BJOG An International Journal of Obstetrics and Gynecology 2017).

Mayfield and Harrow acquired the intellectual property associated with MAY-44 in January 2019 from Elle Pharmaceutical LLC (the “Mayfield Asset Purchase Agreement”) in exchange for $25,000, with an additional $175,000 due upon third party financing of Mayfield, 1,000,000 shares of Mayfield common stock and a 7.5% royalty rate on sales of the product. Once we have finalized the drug candidate assets Mayfield will seek to build out the Mayfield management, board and clinical advisory team. We own 2,500,000 shares of Mayfield common stock, which is 72% of the equity and voting interests issued and outstanding of Mayfield. We intend to pursue a deconsolidating transaction for Mayfield during 2019.

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

Reimbursement Options

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-payor payors in order to make our formulations available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance and opportunity for our formulations may be limited.

Recent Developments

The following describes certain developments in 2019 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments.

Melt Pharmaceuticals Asset Purchase Agreement and Series A Round

As described more fully above under the sub-heading “Melt Pharmaceuticals, Inc.”, we entered into the Melt Asset Purchase Agreement with our previously wholly owned subsidiary, Melt. Following the close of the Melt Series A Round, we lost controlling interest in Melt. Pursuant to the terms of the Melt Asset Purchase Agreement, we assigned and licensed to Melt certain intellectual property and related rights to develop, formulate, make, sell, and sub-license its current drug candidate pipeline.

Mayfield Pharmaceuticals Asset Purchase Agreement

As described more fully above under the sub-heading “Mayfield Pharmaceuticals, Inc.”, in February 2019, we along with our subsidiary, Mayfield, entered the Mayfield Asset Purchase Agreement with Elle Pharmaceuticals, Inc. to acquire intellectual property associated with its drug candidate, MAY-44.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period.

Comparison of the three months ended March 31, 2019 and 2018

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2019 and 2018:

	For the Three months ended
	March 31,		$
	2019	2018	Variance
Product sales, net	$12,283,000	$8,855,000	$3,428,000
License revenues	7,000	10,000	(3,000)
Total revenues	$12,290,000	$8,865,000	$3,425,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology-related compounded formulations. Our gross ophthalmology-related sales were approximately $10,976,000 for the three months ended March 31, 2019, compared to $6,980,000 during the same period last year. Net revenues generated from NJOF (which include certain ophthalmology-related sales) totaled $7,398,000 and $4,589,000 during the three months ended March 31, 2019 and 2018, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2019 and 2018:

	For the Three months ended
	March 31,		$
	2019	2018	Variance
Cost of sales	$3,898,000	$4,071,000	$(173,000)

The decrease in our cost of sales between periods was largely attributable to an increase in production efficiency and reduction of waste associated with the costs of such sales.

Gross Profit and Margin

	For the Three months ended
	March 31,		$
	2019	2018	Variance
Gross Profit	$8,392,000	$4,794,000	$3,598,000
Gross Margin	68%	54%	14%

The increase in gross profit and gross margin between periods is largely attributable to increased efficiencies in our production process, extension of beyond using dating, or BUD, of some of our products, and utilization of capacities as a result of increased output.

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

The following presents our selling, general and administrative expenses for the three months ended March 31, 2019 and 2018:

	For the Three months ended
	March 31,		$
	2019	2018	Variance
Selling, general and administrative	$8,543,000	$6,488,000	$2,055,000

The increase in selling, general and administrative expenses between for periods was largely attributable to increased sales commission amounts and legal expenses incurred associated with ongoing litigation.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2019 and 2018:

	For the Three months ended
	March 31,		$
	2019	2018	Variance
Research and development	$405,000	$87,000	$318,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies for new ophthalmic formulations and clinical programs related to our drug development segment during the three months ended March 31, 2019.

Interest Expense, net

Interest expense, net was $603,000 for the three months ended March 31, 2019 compared to $663,000 during the same period last year. The decrease was primarily due to interest expense recognition related to a decrease in the amortization of our capital lease obligations.

Investment Gain from Melt, net

During the three months ended March 31, 2019, we recorded a net gain of $5,525,000 related to our investment in Melt. We recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $285,000 for our share of losses based on our ownership of Melt. We began using equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statements of operations.

Investment loss from Surface

During the three ended March 31, 2019, we recorded a loss of $243,000, for our share of losses based on our ownership of Surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest, prior to that date, their losses were consolidated within our statements of operations.

Investment Gain (Loss) from Eton, net

We recorded a gain of $6,580,000 related to the change in fair market value of Eton’s common stock for the three months ended March 31, 2019. During the three months ended March 31, 2018, we recorded a loss of $1,069,000, for our share of losses based on our ownership of Eton. We began recording our investment in Eton at fair market value, and ceased equity method accounting for our investment in Eton, in November 2018 following Eton’s IPO and our ownership percent falling below 20%.

Other Income, net

During the three months ended March 31, 2019, we recorded other income, net of $630,000. This was due to income of $630,000 related to expenses that were paid by us and reimbursed by Melt following its deconsolidation.

Net Income (Loss)

The following table presents our net income (loss) for the three months ended March 31, 2019 and 2018:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss) attributable to Harrow Health, Inc.	$11,358,000	$(3,513,000)
Net income (loss) per share, basic	$0.46	$(0.17)
Net income (loss) per share, diluted	$0.43	$(0.17)

Financial Information About Segments and Geographic Areas

Beginning on January 1, 2019, we began evaluating performance of the Company based on operating segments. Segment performance for our two operating segments are based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx and Park Compounding businesses; and (ii) the start-up operations associated with our pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. We do not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with litigation and other legal matters, public company costs (e.g. investor relations), board of directors and principal executive officers, and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

●	Total assets including capital expenditures.

The Company defines segment net revenues as pharmaceutical compounded drug sales, licenses and other revenue derived from related agreements.

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

See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for more information about our reportable segments.

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at March 31, 2019 was $4,265,000, compared to $6,838,000 at December 31, 2018. Since inception through December 31, 2018, we have incurred aggregate losses of $74,211,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $4,065,000 and restricted investments of $200,000 totaling approximately $4,265,000 at March 31, 2019, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton and/or any of our subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2019 and 2018:

	March 31	March 31
	2019	2018
Net cash used in operating activities	$(1,476,000)	$(965,000)
Net cash used in investing activities	(324,000)	(264,000)
Net cash used in financing activities	(773,000)	(98,000)
Net change in cash and cash equivalents	(2,573,000)	(1,327,000)
Cash and cash equivalents at beginning of the period	6,838,000	4,219,000
Cash and cash equivalents at end of the year	$4,265,000	$2,892,000

Operating Activities

Net cash used in operating activities was $(1,476,000) during the three months ended March 31, 2019, as compared to $(965,000) used in operating activities during the same period in the prior year. The increase in net cash used in operating activities during the periods was mainly attributed to the use of working capital associated with payments for annual bonuses and annual prepaid expenses that occur in the first quarter of the year.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 was $(324,000) and $(264,000), respectively. Cash used in investing activities in 2019 and 2018, were primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019 and 2018 was $(773,000) and $(98,000), respectively. Cash used in financing activities during the three months ended March 31, 2019 was mostly related to principal payment of our note payable.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We just recently began producing cash from our operations during 2018, however historically, and during the three months ended March 31, 2019, we haven’t received sufficient revenues to support our operations and may not be able to continue to do so.

We may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the loan from SWK Funding, LLC and its partners. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2019, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against Imprimis Pharmaceuticals, Inc., primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The parties have each filed a motion for summary judgment and Imprimis also filed a motion to stay. The parties’ motions is scheduled to be heard on March 26, 2019. The trial date is currently set for May 2019. We believe the claims for damages are meritless, and intend to vigorously defend against Allergan’s allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between us and NDS entered into in 2013. In July 2018, NDS filed a first amended complaint which added a claim for fraudulent inducement. In October 2018, we filed counterclaims alleging breach of contract and breach of covenant of good faith and fair dealing and named certain individual defendants. We are currently in the discovery phase of this lawsuit. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to and the California Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that will become effective on or near May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park will be required to surrender Park’s California pharmacy license by August 27, 2019; provided however, in the event of a sale of Park, the California Board of Pharmacy has agreed to expedite the issuance of a temporary license to the Park acquiror. In the event Park is not sold, we intend to transfer substantially all of the Park business and related revenues to our New Jersey based pharmacy.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against us and various Spectrum entities. The cross-complaint seeks indemnity and contribution from us and Spectrum. We answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Until 2018, we have incurred losses in every year of our operations, including net income (losses) of $14,625,000 and $(11,985,000) for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, our accumulated deficit was $(62,853,000). Our current projections indicate that we will have operating income and/or net income during 2019; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmaceutical compounding business which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical compounding operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary, Park Compounding, Inc. related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against Park, we did enter into a settlement agreement with the California Board of Pharmacy which may require us to permanently or temporarily cease or limit Park’s pharmacy locations operations including its sterile compounding operations. If Park Compounding is required to permanently or temporarily cease or limit its sterile compounding operations, we may transfer its business to our New Jersey based pharmacy, sell Park or look to partner with other pharmacies. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park Compounding, the loss of Park Compounding’s ability to compound sterile formulations could have an adverse impact on our ability to implement our business plan in a timely manner.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as with drug candidates being developed by Radley, Mayfield, Melt, Surface and Eton, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 6, 2019, we entered into an Asset Purchase Agreement with Eton (the “CT APA”) to re-acquire assets related to our synthetic corticotropin formulation from Eton (CT-100). The CT APA requires royalty on net sales of 3%, subject to adjustments, and milestone payments that allow for three separate payments of $100,000, $200,000 and $700,000 to Eton ($1,000,000, in aggregate) upon submission of an investigational new drug application, regulatory approval and at the point when cumulative net sales of CT-100 exceed $50,000,000, respectively.

Item 6. Exhibits

Exhibit Number	Description

10.1	Asset Purchase Agreement dated December 11, 2018 between Harrow Health, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on February 5, 2019)

10.2*	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Mayfield Pharmaceuticals, Inc.

10.3*	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Elle Pharmaceuticals, Inc.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: May 9, 2019	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

