Form 10-Q
period 2019-06-30
HARROW HEALTH, INC.
filed 2019-08-14
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were 25,165,965 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$4,193	$6,838
Investment in Eton Pharmaceuticals	27,650	21,420
Accounts receivable, net	2,223	1,914
Inventories	2,652	1,834
Prepaid expenses and other current assets	1,401	837
Total current assets	38,119	32,843
Property, plant and equipment, net	5,946	6,375
Operating lease right-of-use assets	6,069	-
Intangible assets, net	3,154	3,059
Investment in Surface Pharmaceuticals	4,443	4,947
Investment in Melt Pharmaceuticals	5,199	-
Goodwill	2,227	2,227
TOTAL ASSETS	$65,157	$49,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,943	$6,250
Accrued payroll and related liabilities	1,576	2,283
Deferred revenue and customer deposits	224	119
Current portion of note payable, net of unamortized debt discount	247	2,529
Current portion of operating lease obligations	496	-
Current portion of finance lease obligations, net of unamortized discount	370	720
Total current liabilities	9,856	11,901
Operating lease obligations, net of current portion	5,976	-
Finance lease obligations, net of current portion and unamortized discount	29	-
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	13,498	11,999
TOTAL LIABILITIES	30,159	24,700
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,138,958 and 24,339,610 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25	24
Additional paid-in capital	100,271	98,938
Accumulated deficit	(65,231)	(74,211)
TOTAL HARROW HEALTH, INC. STOCKHOLDERS’ EQUITY	35,065	24,751
Noncontrolling interests	(67)	-
TOTAL STOCKHOLDERS’ EQUITY	34,998	24,751
TOTAL LIABILITIES AND EQUITY	$65,157	$49,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Sales, net	$13,509	$10,374	$25,792	$19,229
License revenues	7	10	14	20
Total revenues	13,516	10,384	25,806	19,249
Cost of sales	(5,225)	(4,157)	(9,123)	(8,228)
Gross profit	8,291	6,227	16,683	11,021
Operating expenses:
Selling, general and administrative	8,248	6,779	16,791	13,267
Research and development	810	72	1,215	159
Total operating expenses	9,058	6,851	18,006	13,426
Loss from operations	(767)	(624)	(1,323)	(2,405)
Other income (expense):
Interest expense, net	(716)	(671)	(1,319)	(1,334)
Investment gain (loss) from Melt Pharmaceuticals, net	(326)	-	5,199	-
Investment gain (loss) from Surface Pharmaceuticals, net	(261)	5,218	(504)	5,218
Investment gain (loss) from Eton Pharmaceuticals, net	(350)	(1,146)	6,230	(2,215)
Other income (expense), net	-	(255)	630	(255)
Total other income (expense), net	(1,653)	3,146	10,236	1,414
Total net income (loss) including noncontrolling interests	(2,420)	2,522	8,913	(991)
Net loss attributable to noncontrolling interests	42	-	67	-
Net income (loss) attributable to Harrow Health, Inc.	$(2,378)	$2,522	$8,980	$(991)

Basic net income (loss) per share of common stock	$(0.09)	$0.12	$0.36	$(0.05)
Diluted net income (loss) per share of common stock	$(0.09)	$0.11	$0.34	$(0.05)
Weighted average number of shares of common stock outstanding, basic	25,216,565	21,190,794	25,030,012	21,070,644
Weighted average number of shares of common stock outstanding, diluted	25,216,565	23,175,431	26,696,683	21,070,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended June 30, 2019 and 2018

(In thousands, except for share data)

					Total Harrow	Total
			Additional		Health, Inc.	Noncontrolling	Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2018	20,813,205	$21	$92,411	$(92,349)	$83	$-	$83

Issuance of common stock in connection with:
Sale of stock, net of costs (ATM)	236,243	-	519	-	519	-	519
Stock-based compensation expense	-	-	608	-	608	-	608
Net income	-	-	-	2,522	2,522	-	2,522
Balance at June 30, 2018	21,049,448	$21	$93,538	$(89,827)	$3,732	$-	$3,732

			Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	ParValue	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2019	24,718,649	$25	$99,887	$(62,853)	$37,059	$(25)	$37,034

Issuance of common stock in connection with:
Exercise of warrants	399,354	-	17	-	17	-	17
Exercise of employee stock options	20,955	-	-	-	-	-	-
Stock-based compensation expense	-	-	367	-	367	-	367
Net loss	-	-	-	(2,378)	(2,378)	(42)	(2,420)
Balance at June 30, 2019	25,138,958	$25	$100,271	$(65,231)	$35,065	$(67)	$34,998

			Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2017	20,623,129	$21	$91,430	$(88,836)	$2,615	$-	$2,615

Issuance of common stock in connection with:
Vesting of RSUs, net of tax withholding	60,000	-		-	-	-	-
Sale of stock, net of costs (ATM)	305,619	-	641	-	641	-	641
Stock-based payment for services provided	60,700	-	108	-	108	-	108
Stock-based compensation expense	-	-	1,359	-	1,359	-	1,359
Net loss	-	-	-	(991)	(991)	-	(991)
Balance at June 30, 2018	21,049,448	$21	$93,538	$(89,827)	$3,732	$-	$3,732

			Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2018	24,339,610	$24	$98,938	$(74,211)	$24,751	$-	$24,751

Issuance of common stock in connection with:
Exercise of warrants	763,393	1	178	-	179	-	179
Exercise of employee stock options	20,955	-	-	-	-	-	-
Stock-based payment for services provided	15,000	-	75	-	75	-	75
Stock-based compensation expense	-	-	1,080	-	1,080	-	1,080
Net income	-	-	-	8,980	8,980	(67)	8,913
Balance at June 30, 2019	25,138,958	$25	$100,271	$(65,231)	$35,065	$(67)	$34,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,913	$(991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	968	800
Amortization of intangible assets	125	117
Amortization of operating lease right-of-use assets	256	-
Amortization of debt issuance costs and discount	263	314
Investment (gain) loss from Eton, net	(6,230)	2,215
Investment (gain) from Melt, net	(5,199)	-
Investment (gain) loss from Surface, net	504	(5,218)
Loss on sale and disposal of assets	76	393
Stock-based payment of consulting services	75	-
Stock-based compensation	1,080	1,359
Changes in assets and liabilities:
Accounts receivable	(309)	169
Inventories	(818)	33
Prepaid expenses and other current assets	(564)	(268)
Accounts payable, accrued expenses, and other liabilities	830	885
Accrued payroll and related liabilities	(707)	587
Deferred revenue and customer deposits	105	5
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(632)	400
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	-	4
Investment in patent and trademark assets	(220)	(154)
Purchases of property, plant and equipment	(565)	(550)
NET CASH USED IN INVESTING ACTIVITIES	(785)	(700)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(375)	(337)
Payments on Park deferred acquisition obligation	-	(53)
Principal payments on note payable	(750)	-
Payments of costs related to amendment of note payable	(282)	-
Net proceeds from ATM sales of common stock	-	641
Net proceeds from exercise of warrants	179	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,228)	251
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,645)	(49)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,838	4,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,193	$4,170
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$3,993	$3,970
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,193	$4,170
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8	$4
Cash paid for interest	$1,053	$1,006
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment with finance lease obligation	$40	$-
Issuance of stock and stock options for consulting services included in accounts payable and accrued expenses	$-	$108
Purchases of property and equipment included in accrued expenses	$11	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). More recently, the Company founded its subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Surface, Melt, Radley and Mayfield. Harrow intends to continue to create new subsidiaries, and found, and hold equity and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties

In February 2019, the Company entered into an agreement with Elle Pharmaceutical, Inc. (“Elle”) in which Mayfield issued 1,000,000 shares of its common stock to Elle (see Note 14).

In July 2019, the Company entered into an agreement with Noice Rx, LLC (“Noice”) to sell substantially all the assets associated with its non-ophthalmology pharmaceutical compounding business conducted by the Company’s subsidiary Park Compounding, Inc. (“Park”) for a purchase price of $8,000. The closing of the Park sale is contingent upon Noice being issued a temporary pharmacy and sterile license from the California State Board of Pharmacy and other customary conditions and terms (see Note 16). In connection with the sale of Park, the Company will issue Noice a seller’s note for $8,000.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of Harrow and its wholly owned subsidiaries, as well as Mayfield, a 72% majority owned subsidiary of Harrow, as of June 30, 2019. The remaining 28% of Mayfield is owned by Elle. Mayfield was organized to develop women’s health focused drug candidates. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended June 30, 2019 include our accounts and those of our wholly owned subsidiaries as well as Mayfield. The condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended June 30, 2018 include our accounts and those of our wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2019 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net income (loss) of $8,980 and $(991) for the six months ended June 30, 2019 and 2018, respectively, and had an accumulated deficit of $65,231 and $74,211 as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company used cash in operating activities of $(632) for the six months ended June 30, 2019, while during the six months ended June 30, 2018, operating activities provided cash of $400.

While there is no assurance, management of the Company believes existing cash resources and restricted cash of $4,193 at June 30, 2019, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may seek to increase liquidity and capital resources through a variety of means which may include, but are not limited to: the sale of assets, investments and/or businesses, obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through sales. There is no guarantee that the Company will be able to obtain capital when needed on terms management deems acceptable, or at all.

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, convertible note payable, stock options, unvested restricted stock units (“RSUs”) and warrants were 5,331,883 and 10,245,280 at June 30, 2019 and 2018, respectively, and, except for the six months ended June 30, 2019 and the three months ended June 30, 2018, are excluded from the calculation of diluted net income (loss) per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2019 and 2018 was 304,873 and 168,513, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Numerator – net income (loss) attributable to Harrow Health, Inc.	$(2,378)	$2,522	$8,980	$(991)
Denominator – weighted average number of shares outstanding, basic	25,216,565	21,190,794	25,030,012	21,070,644
Net income (loss) per share, basic	$(0.09)	$0.12	$0.36	$(0.05)

For the six months ended June 30, 2019 and the three months ended June 30, 2018, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the six months ended June 30, 2019 and the three months ended June 30, 2018, consisted of the following:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2019
Diluted shares related to:
Warrants	1,093,006	1,028,780
Stock options and RSUs	891,631	637,891
Dilutive common equivalent shares	1,984,637	1,666,671

The following table shows the computation of diluted net income (loss) per share of common stock for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Numerator – net income (loss) attributable to Harrow Health, Inc.	$(2,378)	$2,522	$8,980	$(991)
Denominator – weighted average number of shares outstanding, basic	25,216,565	21,190,794	25,030,012	21,070,644
Dilutive common equivalents	-	1,984,637	1,666,671	-
Number of shares used for diluted earnings per share computation	25,216,565	23,175,431	26,696,683	21,070,644
Net income (loss) per share, diluted	$(0.09)	$0.11	$0.34	$(0.05)

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of Eton common stock, which represents approximately 19.7% of the equity and voting interests of Eton as of June 30, 2019. At June 30, 2019, the fair market value of Eton’s common stock was $7.90 per share, the closing share price of Eton common stock on June 28, 2019, the last trading day of the period ended June 30, 2019. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the three months ended June 30, 2019, the Company recorded an investment loss from its Eton common stock position of $350, related to the change in fair market value of the Company’s investment in Eton during the measurement period. For the six months ended June 30, 2019, the Company recorded an investment gain from its Eton common stock position of $6,230, related to the change in fair market value of the Company’s investment in Eton during the measurement period. As of June 30, 2019, the fair market value of the Company’s investment in Eton was $27,650.

In November 2018, the Company entered into a lock-up agreement that prohibits the sale of any of its Eton common stock until November 2019 without the approval of National Securities Corporation, the underwriter of Eton’s initial public offering of its common stock.

Mark Baum, the Company’s Chief Executive Officer, is a member of the board of directors of Eton.

Investment in Melt Pharmaceuticals, Inc. – Related Party

In April 2018, the Company formed Melt as a wholly owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (collectively, the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the purchase and sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400 of proceeds (collectively the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, the Company lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements. In connection with the Melt Series A Preferred Stock Agreement, Melt also entered into a Registration Rights Agreement and agreed to use commercially reasonable efforts to file, or confidentially submit, a registration statement on Form S-1 with the United States Securities and Exchange Commission by September 30, 2020 relating to an initial public offering of its common stock.

At the time of deconsolidation, the Company recorded a gain of $5,810 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and the Company’s new ownership interest in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (which is approximately 44% of the equity interest as of June 30, 2019) of Melt and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the three and six months ended June 30, 2019, the Company recorded equity in net loss of Melt of $326 and $611, respectively. As of June 30, 2019, the carrying value of the Company’s investment in Melt was $5,199.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Pharmaceuticals, Inc. – Related Party

In April 2017, the Company formed Surface as a wholly owned subsidiary. In May and July 2018, Surface entered into a definitive stock purchase agreement with an institutional investor for the purchase of Surface’s Series A Preferred Stock (the “Surface Series A Stock”) and closed on the sale, resulting in total proceeds to Surface of approximately $21,000. At the time of the first closing in May 2018, the Company lost voting and ownership control of Surface and it ceased consolidating Surface’s financial statements. The Surface Series A Stock (i) was issued at a purchase price of $3.30 per share; (ii) will vote together with the common stock and all other shares of stock of Surface having general voting power; (iii) will be entitled to the number of votes equal to the number of shares of preferred stock held; (iv) will hold liquidation preference over all other equity interests in Surface; and (v) will have mandatory conversion requirements into Surface common stock upon events including an underwritten initial public offering (“IPO”) of Surface common stock or similar transaction.

At the time of deconsolidation, the Company recorded a gain of $5,320 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and the Company’s new ownership interest in accordance with ASC 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of June 30, 2019) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in net loss of Surface of $261 and $504 during the three and six months ended June 30, 2019. The Company recorded equity in net loss of Surface of $102 during the three and six months ended June 30, 2018. As of June 30, 2019, the carrying value of the Company’s investment in Surface was $4,443.

See Note 5 for more information and related party disclosure regarding Surface.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 took effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method with no impact to stockholders’ equity. As of June 30, 2019, the Company held on its condensed consolidated balance sheet $6,069 for the right-of-use asset and $6,472 for the related lease liability related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 12.

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

Intellectual Property License Revenues

The Company currently holds five intellectual property license and related agreements in which the Company has promised to grant a license or sale which provides a customer with the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements, the revenue of which is recognized at the point of time the performance obligation is met.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Product sales, net	$13,509	$10,374	$25,792	$19,229
License revenues	7	10	14	20
Total revenues	$13,516	$10,384	$25,806	$19,249

Deferred revenue and customer deposits at June 30, 2019 and December 31, 2018, was $224 and $119, retrospectively. All deferred revenue and customer deposit amounts at December 31, 2018 were recognized as revenue during the six months ended June 30, 2019.

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

As of June 30, 2019, the Company was due $714 from Melt for reimbursable expenses and amounts due under the Melt MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer, Mark L. Baum, and Chief Medical Officer, Larry Dillaha, are members of the Melt board of directors, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew Boll) entered into consulting agreements and provide consulting services to Melt.

The unaudited condensed results of operations information of Melt is summarized below:

For the
Six months ended
June 30, 2019
Revenues, net	$-
Loss from operations	1,382
Net loss	$(1,382)

The unaudited condensed balance sheet information of Melt is summarized below:

June 30,
2019
Current assets	$9,521
Non current assets	3
Total assets	$9,524

Total liabilities	$940
Total preferred stock and stockholders’ equity	8,584
Total liabilities and stockholders’ equity	$9,524

NOTE 5. INVESTMENT IN SURFACE PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

The Company entered into an asset purchase and license agreement in 2017, and amended it in April 2018 (the “Surface License Agreements”) with Surface. Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights to develop, formulate, make, sell, and sub-license formulations of certain topical eye drop formulations that utilize a proprietary delivery vehicle and a proprietary doxycycline capsule (collectively, the “Surface Products”). Surface is required to make royalty payments to the Company of four to six percent (4%-6%) of net sales of the Surface Products while any patent rights remain outstanding.

In January 2018, the Company and Surface entered into an amended Management Services Agreement (the “Surface MSA”), whereby the Company provided to Surface certain administrative services and support, including bookkeeping, web services and human resources related activities, and Surface paid the Company a monthly amount of $10. The Surface MSA was terminated effective July 31, 2018.

As of June 30, 2019, the Company was due $50 from Surface for reimbursable expenses and amounts due under the Surface MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

As of June 30, 2019, the Company owned 3,500,000 shares of Surface common stock (approximately 30% of the issued and outstanding equity interests). The Company’s director, Richard L. Lindstrom and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of three percent (3%) of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor who purchased the Surface Series A Stock.

The unaudited condensed results of operations information of Surface is summarized below:

For the
Six Months Ended
June 30, 2019
Revenues, net	$-
Loss from operations	1,680
Net loss	$(1,680)

The unaudited condensed balance sheet information of Surface is summarized below:

June 30,
2019
Current assets	$18,061
Non current assets	48
Total assets	$18,109

Total liabilities	$532
Total stockholders’ equity	17,577
Total liabilities and stockholders’ equity	$18,109

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
	2019	2018
Raw materials	$1,758	$1,119
Work in progress	264	6
Finished goods	630	709
Total inventories	$2,652	$1,834

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2019	2018
Prepaid insurance	$65	$328
Other prepaid expenses	434	334
Receivable due from Surface	50	50
Receivable due from Melt	714	-
Deposits and other current assets	138	125
Total prepaid expenses and other current assets	$1,401	$837

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Property, plant and equipment, net:
Computer software and hardware	$1,743	$1,662
Furniture and equipment	420	397
Lab and pharmacy equipment	3,416	3,184
Leasehold improvements	5,612	5,496
	11,191	10,739
Accumulated depreciation and amortization	(5,245)	(4,364)
	$5,946	$6,375

For the three and six months ended June 30, 2019, depreciation related to the property, plant and equipment was $491 and $968, respectively.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2019 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$962	$(64)	$-	$898
Licenses	20 years	50	(5)	-	45
Trademarks	Indefinite	332	-	-	332
Customer relationships	3-15 years	2,998	(1,115)	(15)	1,868
Trade name	5 years	16	(15)	(1)	-
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(6)	(28)	11
		$4,697	$(1,479)	$(64)	$3,154

Amortization expense for intangible assets for the three and six months ended June 30, 2019 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Patents	$11	6	$15	$13
Licenses	1	-	5	-
Customer relationships	51	$50	102	100
Trade name	-	1	2	3
Non-competition clause	-	-	-	1
State pharmacy licenses	-	-	1	-
	$63	$57	$125	$117

Estimated future amortization expense for the Company’s intangible assets at June 30, 2019 is as follows:

Remainder of 2019	$128
2020	252
2021	252
2022	252
2023	252
Thereafter	2,018
$3,154

There have been no changes in the carrying value of the Company’s goodwill during the three and six months ended June 30, 2019.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$5,957	$4,966
Accrued litigation settlement (see Note 14)	733	640
Deferred rent	-	388
Accrued interest	253	256
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	7,743	7,050
Less: Current portion	(6,943)	(6,250)
Non-current total accrued expenses	$800	$800

NOTE 11. DEBT

SWK Refinance – May 2019

In May 2019, the Company entered into a joinder and amendment (the “Amendment”) to its term loan and security agreement dated as of July 19, 2017 (the “SWK Loan”), with SWK Funding LLC and its partners (the “Lender”), as lender and collateral agent. A summary of the material changes contained in the Amendment are as follows:

●	The interest rate calculation that the loan bears is now equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 2.00%), plus an applicable margin of 10.00% (the “Margin Rate”); provided that, if, two days prior to a payment date, the Company provides the Lender evidence that the Company has achieved a leverage ratio as of such date of less than 4.00:1:00, the Margin Rate shall equal 9.00%; and if the Company has achieved a leverage ratio as of such date of less than 3.00:1:00, the Margin Rate shall equal 7.00%;

●	Leverage ratio in the Amendment means, as of any date of determination, the ratio of: (a) indebtedness as of such date to (b) EBITDA (as defined in the SWK Loan), of the Company for the immediately preceding twelve (12) month period, adding-back (i) actual litigation expenses for the immediately preceding twelve (12) month period, minus (ii) actual litigation expenses for the immediately preceding three (3) month period multiplied by four (4);

●	The definition of the first amortization date was changed to May 14, 2020, permitting the Company to pay interest only on the principal amount loaned for the next four payments (payments are due on a quarterly basis) following the Amendment; and

●	Subject to the satisfaction of certain revenue and market capitalization requirements and conditions, the Lender agreed to make available to the Company an additional principal amount of up to $5,000.

In addition to the terms described above, the Amendment joined the Company’s recently created subsidiaries to the SWK Loan and added definitions related to excluded subsidiaries that are not considered co-borrowers and are subsidiaries of the Company which the Company believes it will eventually deconsolidate from its financials and lose 50% or more of the equity interests of the subsidiary.

Related to the Amendment, the Company incurred expenses related to legal and lender costs of $282 that are included in debt discount and will be amortized over the term of the SWK Loan.

At June 30, 2019, future minimum payments under the Company’s note payable were as follows:

Amount
Remainder of 2019	$1,216
2020	3,696
2021	4,121
2022	3,828
2023	7,330
Total minimum payments	20,191
Less: amount representing interest	(4,941)
Notes payable, gross	15,250
Less: unamortized discount	(1,505)
13,745
Less: current portion, net of unamortized discount	(247)
Note payable, net of current portion and unamortized debt discount	$13,498

For the three and six months ended June 30, 2019, debt discount amortization related to note payable was $125 and $250, respectively.

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

The Company determined that it held the following significant operating leases of office and laboratory space as of January 1, 2019:

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 4,500 square feet of office and lab space in Irvine, California that expires in December 2020, with an option to extend the term for up to two five-year periods. The Company expects this lease will be assigned if the sale of Park closes (see Note 16); and

●	An operating lease for 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2024, with an option to extend the term for two additional five-year periods.

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

The previously classified capital leases are now classified as finance leases under the new standard. The Company has determined that the identified finance leases did not contain non-lease components and require no further allocation of the total lease cost. The Company has determined that the identified operating leases did contain non-lease components and elected an accounting policy to combine non-lease and lease components to determine the total lease cost. Additionally, the operating agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At June 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.36% and 12.11 years, respectively.

Upon adoption of Topic 842, the Company recorded a $6,325 increase in operating lease right-of-use assets, a $388 decrease in accounts payable and accrued expenses and a $6,712 increase in operating lease liability. The Company did not record any cumulative effect adjustments to opening stockholders’ equity. As of June 30, 2019, right-of-use assets and liabilities arising from operating leases were $6,069 and $6,472, respectively. During the three and six months ended June 30, 2019, cash paid for amounts included for the operating lease liabilities was $230 and $448 and the Company recorded operating lease expense of $232 and $464 included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of June 30, 2019 were as follows:

Operating Leases
Remainder of 2019	$457
2020	930
2021	809
2022	824
2023	843
Thereafter	5,304
Total minimum lease payments	9,167
Less: amount representing interest payments	(2,695)
Total operating lease liabilities	6,472
Less: current portion, operating lease liabilities	(496)
Operating lease liabilities, net of current portion	$5,976

The Company also has two additional finance leases that are included in its lease accounting but are not considered significant.

Future lease payments under non-cancelable finance leases as of June 30, 2019 were as follows:

Finance Leases
Remainder of 2019	$368
2020	9
2021	9
2022	9
2023	10
Total minimum lease payments	405
Less: amount representing interest payments	(6)
Present value of future minimum lease payments	399
Less: unamortized discount	-
399
Less: current portion, net of unamortized discount	(370)
Finance lease obligation, net of current portion	$29

At June 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the finance leases held by the Company were 9.71% and 0.70 years, respectively.

For the three and six months ended June 30, 2019, debt discount amortization related to a finance lease obligation was $6 and $13, respectively, and included in interest expense, net.

For the three and six months ended June 30, 2019, depreciation expense related to the equipment held under the finance lease obligations was $73 and $146, respectively.

For the three and six months ended June 30, 2019, cash paid and expense recognized for interest expense related to the finance lease obligation was $4 and $15, respectively.

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

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In March 2019, the Company issued 15,000 shares of its restricted common stock, with a fair value of $75, as consideration for commission expenses incurred during the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company issued 20,955 shares of its common stock upon the cashless exercise of 57,933 options to purchase common stock, with exercise prices ranging from $1.70 to $4.09 per share.

During the six months ended June 30, 2019, the Company issued 663,338 shares of its common stock upon the cashless exercise of 932,000 warrants to purchase common stock with an exercise price of $1.79 per share.

During the six months ended June 30, 2019, the Company issued 100,055 shares of its common stock upon the exercise of 100,055 warrants to purchase common stock with an exercise price of $1.79 per share, and received net proceeds of $179.

During the six months ended June 30, 2019, 68,180 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2019, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 997,280 shares available for future issuances under the 2017 Plan at June 30, 2019.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2019 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2019	2,482,009	$5.10
Options granted	352,000	$6.17
Options exercised	(57,933)	$3.72
Options cancelled/forfeited	(50,471)	$5.83
Options outstanding - June 30, 2019	2,725,605	$5.25	5.61	$9,621
Options exercisable	1,461,723	$4.69	5.98	$6,091
Options vested and expected to vest	2,607,104	$5.21	5.63	$9,323

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 28, 2019, based on the closing price of the Company’s common stock of $8.70 on that date.

During the six months ended June 30, 2019, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the six months ended June 30, 2019 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years; and 90% of the shares subject to the option vest and become exercisable on the second month after the grant date and the remaining 10% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over the next 11 months. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2019
Weighted-average fair value of options granted	$3.64
Expected terms (in years)	5.8 - 6.1
Expected volatility	64% - 67%
Risk-free interest rate	2.19% - 2.68%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	816,936	7.22	$2.04	526,237	$2.12
$2.76 - $4.66	495,496	6.68	$3.97	441,452	$3.99
$5.61 - $6.30	440,350	8.41	$6.16	122,159	$6.04
$6.64 - $8.99	967,793	2.44	$8.01	366,845	$8.24
$42.80	5,030	1.12	$42.80	5,030	$42.80
$1.47 - $42.80	2,725,605	5.61	$5.25	1,461,723	$4.69

As of June 30, 2019, there was approximately $4,128 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.94 years. The stock-based compensation expense for all stock options was $262 and $540 during the three and six months ended June 30, 2019, respectively.

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

During the six months ended June 30, 2019, 185,000 RSUs with a fair market value of $1,139 were issued to certain employees; the RSUs vest in full on the third year anniversary of the grant date.

During the three and six months ended June 30, 2019, the Company’s board of directors were granted 38,860 RSUs with a fair market value $300 which vests on a quarterly basis, over one year in equal installments.

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2019	1,275,680	$2.16
RSUs granted	223,860	$6.43
RSUs vested	(68,180)	$2.20
RSUs cancelled/forfeited	-
RSUs unvested at June 30, 2019	1,431,360	$2.83

As of June 30, 2019, the total unrecognized compensation expense related to unvested RSUs was approximately $1,076, which is expected to be recognized over a weighted-average period of 0.37 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2019 was $110 and $540, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the six months ended June 30, 2019 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2019	2,206,973	$1.91
Granted	-
Exercised	(1,032,055)	$1.79
Expired	-
Warrants outstanding and exercisable - June 30, 2019	1,174,918	$2.01
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2019	3.51

A list of the warrants outstanding as of June 30, 2019 is included in the following table:

		Warrants	Exercise	Expiration
Warrant Series	Issue Date	Outstanding	Price	Date
Lender warrants	5/11/2015	125,000	$1.79	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	8/16/2021
PIPE investor and placement agent warrants	12/27/2016	394,532	$1.79	12/27/2019
Lender warrants	7/19/2017	615,386	$2.08	7/19/2024
		1,174,918

Subsidiary Stock-Based Transactions

Mayfield Pharmaceuticals, Inc.

The Company issued 1,000,000 shares of Mayfield’s common stock to Elle in connection with acquisition of certain drug candidate intellectual property and rights in February 2019. Following the issuance of Mayfield common stock to Elle, and as of June 30, 2019, the Company owned 72% of the equity interests in Mayfield. Mayfield is a consolidated subsidiary; the Company reports the operating results of Mayfield and allocates the noncontrolling interests to the non-majority partners.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Employees - selling, general and administrative	$268	$573	$906	$1,166
Directors - selling, general and administrative	75	35	150	85
Consultants - selling, general and administrative	24	-	99	108
Total	$367	$608	$1,155	$1,359

NOTE 14. COMMITMENTS AND CONTINGENCIES

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. In February 2019, prior to a ruling on class certification, the Company entered into a proposed settlement agreement to award the class up to $1,400 in damages. The Court approved the proposed settlement agreement in the spring of 2019 and on or about August 14, 2019, the Court will make a final ruling on the total damage award. As a result of the low claim rate of approximately 1.4%, the Company does not expect total damages to exceed $640, which was accrued as an expense during the year ended December 31, 2018 (see Note 10).

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to the Company’s purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found the Company liable for only $48 in lost profit damages, which was accrued as an expense during the period ended June 30, 2019 (see Note 10). In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the state of California. The injunction requires the Company to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. The Company believes its was already in compliance with the order, prior to the injunction being ordered.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013 (the “NDS APA”). In July 2019, NDS filed a second amended complaint which added a claim related to its purported termination of the NDS APA. On August 12, 2019, the Company notified NDS of its acceptance of their purported termination of the NDS APA. The Company does not expect the termination of the NDS APA to affect its operations or revenues. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation and, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to and the California State Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that became effective on May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park is required to surrender its California pharmacy license by August 27, 2019; provided however, in the event of a sale of Park, the California State Board of Pharmacy agreed to expedite the issuance of a temporary license to the Park acquiror. The Company recently entered into an agreement to sell the Park business and is actively working on the transfer of the Park license to the acquiror (see Note 16). If a sale is not completed, the Company expects its New Jersey-based pharmacy to retain approximately half of the Park business and revenues.

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

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served the Company with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, the Company removed the case to Federal Court and subsequently answered the complaint. The case is in the early phase. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

General and Other

In the ordinary course of business, the Company may face various claims brought by third parties and it may, from time to time, make claims or take legal actions to assert its rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation.

Indemnities

In addition to the indemnification provisions contained in the Company’s governing documents, the Company generally enters into separate indemnification agreements with each of the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

Klarity License Agreement – Related Party

The Company entered into a license agreement in April 2017 and as amended in April 2018, (the “Klarity License Agreement”) with Richard L. Lindstrom, M.D., a member of its Board of Directors. Pursuant to the terms of the Klarity License Agreement, the Company licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity used to protect and rehabilitate the ocular surface (the “Klarity Product”).

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $22 and $37 were made during the three and six months ended June 30, 2019, respectively. $26 and $48 was incurred as royalty expense during the three and six months ended and included in accounts payable to Dr. Lindstrom at June 30, 2019.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Harrow in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. $0 and $75 of stock-based payments were made and $640 and $1,182 were incurred under these agreements for commission expenses during the three and six months ended June 30, 2019, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $274 and $465 and $114 and $197 were incurred under these agreements as royalty expenses for the three and six months ended June 30, 2019 and 2018, respectively, and $274 and $114 were included in accounts payable at June 30, 2019 and 2018, respectively.

NOTE 15. SEGMENT INFORMATION AND CONCENTRATIONS

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments are based on segment contribution. The Company’s reportable segments consist of (i) its commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of ImprimisRx and Park businesses; and (ii) its start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and six months ended June 30, 2019:

	For the Three Months Ended June 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$13,516	$-	$13,516
Cost of sales	(5,225)	-	(5,225)
Gross profit	8,291	-	8,291

Operating expenses:
Selling, general and administrative	5,804	43	5,847
Research and development	533	127	660
Segment contribution	1,954	(170)	1,784
Corporate			2,342
Research and development			150
Amortization			59
Operating loss			$(767)

	For the Six Months Ended June 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$25,806	$-	$25,806
Cost of sales	(9,123)	-	(9,123)
Gross profit	16,683	-	16,683

Operating expenses:
Selling, general and administrative	11,519	86	11,605
Research and development	658	263	921
Segment contribution	4,506	(349)	4,157
Corporate			5,061
Research and development			294
Amortization			125
Operating loss			$(1,323)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at June 30, 2019 and December 31, 2018 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the three and six months ended June 30, 2019 and 2018.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 69% and 65% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2019, respectively, and 54% and 52% during the three and six months ended June 30, 2018, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2019 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

From July 1, 2019 through the date of the filing of this Quarterly Report, the Company issued 25,135 shares of its common stock related to the cashless exercise of 32,532 common stock warrants with an exercise price of $1.79.

From July 1, 2019 through the date of the filing of this Quarterly Report, the Company issued 1,872 shares of its common stock upon the exercise of 1,872 options to purchase common stock, with exercise prices ranging from $1.70 to $3.20 per share, and received net proceeds of $5.

Park Sale

In July 2019, Park entered into an Asset Purchase Agreement (the “Park APA”) with Noice. Under the terms of the Park APA, Park has agreed to sell substantially all of its assets associated with its non-ophthalmology pharmaceutical compounding business, including but not limited to, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of the Company’s lease obligation for its Irvine, California based pharmacy, for a total purchase price of $8,000 (the “Purchase Price”).

Related to the Park APA, Noice entered into a loan agreement with Park equal to the Purchase Price (the “Sellers Note”). The Sellers Note will bear interest at 9.5% per annum and will be secured by all the assets of Noice. Noice will make ninety-six (96) monthly cash payments to the Company over the eight years following the closing. The first twenty-four months of the Sellers Note will require interest only payments of $63, with a principal payment of $2,000 due on September 15, 2021. Beginning on October 15, 2021, monthly payments will include interest and amortization of the principal balance and be equal to $119. The Sellers Note includes a warrant that becomes exercisable in five years and is equal to 19.9% of the ownership interests of Noice.

The closing of the Park APA is dependent on the California State Board of Pharmacy issuing a temporary pharmacy and sterile license permit to Noice, which Noice has applied for. If the license is issued, the closing is expected to occur on or before August 27, 2019, subject to other customary terms and conditions. If the sale is closed, the Park business will be classified as discontinued operations in future periods.

Mayfield License

In July 2019, Mayfield entered into a License Agreement (the “TGV License”) with TGV-Health, LLC and TGV-Gyneconix, LLC (collectively, “TGV”), to acquire intellectual property rights for use in the women’s health field, related to Mayfield’s proprietary drug candidate MAY-66. The TGV License provides that TGV will cooperate with Mayfield in transferring all embodiments of the intellectual property (including know-how) related to the TGV License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Mayfield will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the TGV License, Mayfield is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Mayfield in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Mayfield issued 300,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of MAY-66 and any related products based on the licensed intellectual property.

Stowe License

In July 2019, Stowe entered into a License Agreement (the “Stowe License”) with TGV-Health, LLC and TGV- Ophthalnix, LLC (collectively, “TGV-O”), to acquire intellectual property rights for use in the ophthalmology and otic health field, related to Stowe’s proprietary drug candidate STE-006. The Stowe License provides that TGV-O will cooperate with Stowe in transferring all embodiments of the intellectual property (including know-how) related to the Stowe License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Stowe will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the Stowe License, Stowe is obligated to make royalty payments to TGV-O equal to a low single digit percentage of net sales received by Stowe in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Stowe agreed to issue 1,750,000 shares of its common stock to TGV-O and is required to make certain milestone payments to TGV-O over the development of STE-006 and any related products based on the licensed intellectual property.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Harrow” “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Radley Pharmaceuticals, Inc., Mayfield Pharmaceuticals, Inc., and Stowe Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as our “ImprimisRx compounding pharmacies.”

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; successful completion and close of the sale of Park Compounding, Inc.; the successful transfer of assets and/or revenues among our pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). More recently, we founded our drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). We also own royalty rights in certain 505(b)(2) drug candidates being developed by Surface, Melt, Radley and Mayfield. We intend to continue to pursue the creation of new subsidiaries, and found, and hold equity and royalty rights, in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

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

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer our thousands of physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use, made according to current good manufacturing practices (or “cGMPs”) or other FDA guidance documents, in our FDA-registered outsourcing facility (“NJOF”).

Park Compounding

Park Compounding, Inc. (“Park”), our wholly owned subsidiary pharmacy based in Irvine, California, is focused on primarily health and wellness related, customizable pharmaceutical compounding. Park dispenses sterile and non-sterile compounded medications prescribed by licensed practitioners when commercially available choices do not meet a patient’s needs. Park also produces and dispenses certain of our ophthalmology-based formulations. In July 2019, we entered into an asset purchase agreement to sell substantially all the assets of Park, contingent upon the California Board of Pharmacy issuing the buyer a temporary pharmacy permit and other customary terms and conditions. If a temporary license is issued, we expect to close the sale of Park on or before August 27, 2019 – as described more fully above under the sub-heading “Park Sale” (see Note 16).

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface, Melt, Mayfield and Radley and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), including under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018 and 2019, we formed and created subsidiaries named Radley, Mayfield, and Stowe, which we intend to operate similar to Eton, Surface and Melt. In addition, we intend to create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

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

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which we estimate is approximately 19.7% of the equity and voting interests issued and outstanding of Eton as of June 30, 2019.

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

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which we estimate is approximately 30% of the equity and voting interests as of June 30, 2019.

Melt Pharmaceuticals, Inc.

Melt is a development-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company equal to five percent (5%) to eight (8%) of net sales of products described in the Melt Asset Purchase Agreement, while any patent rights remain outstanding, subject to other conditions.

During January and March 2019, Melt closed on the sale of its Series A Preferred Stock. At the time of the closing of the Melt Series A Round, we lost our controlling interest, and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which we estimate is approximately 44% of the equity and voting interests.

Mayfield Pharmaceuticals, Inc.

Mayfield, a consolidated subsidiary of Harrow, is a development-stage women’s health-focused pharmaceutical company. Mayfield is focused on enhancing women’s lives by developing products that address significant and conspicuous unmet needs. Its development programs focus on using known molecules in dosage forms for new indications, and by developing new chemical entities with known mechanisms of action. Mayfield recently licensed worldwide rights to a first in class drug candidate with antibacterial, antiviral and antifungal activity for the women’s health field. MAY-66 a patented new chemical entity drug candidate, is being studied to treat recurrent bacterial vaginosis. In February 2019, Mayfield acquired drug formulation assets and intellectual property, including three recently issued patents, for MAY-44, a drug candidate for the treatment of dyspareunia, or pain experienced by women during sexual intercourse. In addition to MAY-44, Mayfield is also developing MAY-88 for patients suffering from interstitial cystitis, which it will acquire from Harrow.

Mayfield and Harrow acquired the intellectual property associated with MAY-44 in January 2019 from Elle Pharmaceutical LLC (the “Mayfield Asset Purchase Agreement”) in exchange for $25,000, with an additional $175,000 due upon third party financing of Mayfield, 1,000,000 shares of Mayfield common stock and a 7.5% royalty rate on sales of the product.

In July 2019, Mayfield entered into a License Agreement (the “TGV License”) with TGV-Health, LLC and TGV-Gyneconix, LLC (collectively, “TGV”), to acquire intellectual property rights for use in the women’s health field, related to Mayfield’s proprietary drug candidate MAY-66. The TGV License provides that TGV will cooperate with Mayfield in transferring all embodiments of the intellectual property (including know-how) related to the TGV License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Mayfield will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the TGV License, Mayfield is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Mayfield in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Mayfield issued 300,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of MAY-66 and any related products based on the licensed intellectual property.

We own 2,500,000 shares of Mayfield common stock, which was 72% of the equity and voting interests issued and outstanding of Mayfield at June 30, 2019. We intend to pursue a deconsolidating transaction for Mayfield during 2019. Once deconsolidated, we expect Mayfield to be run by experienced life science executive, Melissa Bradford-Klug.

Radley Pharmaceuticals, Inc.

Radley, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on the development of proprietary 505(b)(2) drug candidates focused on rare diseases. Radley currently has three proprietary drug candidates in its pipeline. During 2019, and prior to initiating significant development activities and costs related to these drug candidates, we intend to meet with the FDA to establish and understand the expected clinical and regulatory path to approval for these drug candidates. We are also pursuing investigator-initiated studies for some of Radley’s drug candidates with two well-known healthcare institutions based in the New York and Boston areas. We believe this approach will allow us to better understand and weigh the economic costs, clinical feasibility and potential benefits associated with pursuing development activities associated with these drug candidates. Radley is also pursuing additional asset acquisition and licensing opportunities with a focus in oncology related therapies.

Stowe Pharmaceuticals, Inc.

Stowe is a consolidated subsidiary of Harrow that was formed in 2019, focused on the development of its proprietary ophthalmic drug candidate STE-006. STE-006 is a patented, new chemical entity, small molecule topical drug candidate intended to treat various bacterial, fungal, and viral infections in the eye. In initial preclinical models, STE-006 was shown to be significantly more effective compared to current conventional therapies against numerous bacterial and viral pathogens, including strains of methicillin-resistant staphylococcus aureus, or MRSA, and herpes simplex virus. STE-006 has several patents covering matter of composition, methods of production, methods of use and molecule, which are valid until 2038.

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

Reimbursement Options

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-payor payors in order to make our formulations available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance and opportunity for our formulations may be limited.

Recent Developments

The following describes certain developments in 2019 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments.

Melt Pharmaceuticals Asset Purchase Agreement and Series A Round

As described more fully above under the sub-heading “Melt Pharmaceuticals, Inc.”, we entered into the Melt Asset Purchase Agreement with our previously wholly owned subsidiary, Melt. Following closing of the Melt Series A Round, in January 2019, we lost controlling interest in Melt. Pursuant to the terms of the Melt Asset Purchase Agreement, we assigned and licensed to Melt certain intellectual property and related rights to develop, formulate, make, sell, and sub-license its current drug candidate pipeline.

Mayfield Pharmaceuticals MAY-44 Asset Purchase Agreement

As described more fully above under the sub-heading “Mayfield Pharmaceuticals, Inc.”, in February 2019, we along with our subsidiary, Mayfield, entered the Mayfield Asset Purchase Agreement with Elle Pharmaceuticals, Inc. to acquire intellectual property associated with its drug candidate, MAY-44.

SWK Refinance – May 2019

In May 2019, we entered into a joinder and amendment (the “Amendment”) to our term loan and security agreement dated as of July 19, 2017 (the “SWK Loan”), with SWK Funding LLC and its partners (the “Lender”), as lender and collateral agent. A summary of the material changes contained in the Amendment are as follows:

●	The interest rate calculation that the loan bears is now equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 2.00%), plus an applicable margin of 10.00% (the “Margin Rate”) provided that, if, two days prior to a payment date, we provide the Lender evidence that we have achieved a leverage ratio as of such date of less than 4.00:1:00, the Margin Rate shall equal 9.00%; and if we have achieved a leverage ratio as of such date of less than 3.00:1:00, the Margin Rate shall equal 7.00%;

●	Leverage ratio in the Amendment means, as of any date of determination, the ratio of: (a) indebtedness as of such date to (b) EBITDA (as defined in the SWK Loan), of us for the immediately preceding twelve (12) month period, adding-back (i) actual litigation expenses for the immediately preceding twelve (12) month period, minus (ii) actual litigation expenses for the immediately preceding three (3) month period multiplied by four (4);

●	The definition of the first amortization date was changed to May 14, 2020, permitting us to pay interest only on the principal amount loaned for the next four payments (payments are due on a quarterly basis) following the Amendment; and

●	Subject to the satisfaction of certain revenue and market capitalization requirements and conditions, the Lender agreed to make available to us an additional principal amount of up to $5,000,000.

In addition to the terms described above, the Amendment joined our recently created subsidiaries to the SWK Loan and added definitions related to excluded subsidiaries that are not considered co-borrowers and are subsidiaries ours which we believe will eventually be deconsolidated from our financials and we will lose 50% or more of the equity interests of the subsidiary.

Park Sale

In July 2019, we entered into an Asset Purchase Agreement (the “Park APA”) with NoiceRx, LLC (“Noice”). Under the terms of the Park APA, Park has agreed to sell substantially all its assets associated with its non-ophthalmology pharmaceutical compounding business, including but not limited to, trademarks, copyrights, inventories, equipment, customer lists, databases, permits, licenses, and assignment of the Company’s lease obligation for its Irvine, California based pharmacy, for a total purchase price of $8,000,000 (the “Purchase Price”).

Related to the Park APA, Noice entered into a loan agreement with Park equal to the Purchase Price (the “Sellers Note”). The Sellers Note will bear interest at 9.5% per annum and will be secured by all the assets of Noice. Noice will make ninety-six (96) monthly cash payments to the Company over the eight years following the closing. The first twenty-four months of the Sellers Note will require interest only payments of $63,333 with a principal payment of $2,000 due on September 15, 2021. Beginning on October 15, 2021, monthly payments will include interest and amortization of the principal balance and be equal to $119,287. The Sellers Note included a warrant that becomes exercisable in five years and is equal to 19.99% of the ownership interests of Noice.

The closing of the Park APA is dependent on the California State Board of Pharmacy issuing a temporary pharmacy and sterile license permit to Noice, which Noice has applied for. If the license is issued, the closing is expected to occur on or before August 27, 2019, subject to other customary terms and conditions.

Mayfield Pharmaceuticals MAY-66 License

As described more fully above under the sub-heading “Mayfield Pharmaceuticals, Inc.”, in July 2019, our subsidiary Mayfield, entered the TGV License Agreement to acquire intellectual property associated with its drug candidate, MAY-66.

Stowe License

In July 2019, Stowe entered into a License Agreement (the “Stowe License”) with TGV-Health, LLC and TGV- Ophthalnix, LLC (collectively, “TGV-O”), to acquire intellectual property rights for use in the ophthalmology and otic health fields, related to Stowe’s proprietary drug candidate STE-006. The Stowe License provides that TGV-O will cooperate with Stowe in transferring all embodiments of the intellectual property (including know-how) related to the Stowe License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Stowe will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the Stowe License, Stowe is obligated to make royalty payments to TGV-O equal to a low single digit percentage of net sales received by Stowe in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Stowe agreed to issue 1,750,000 shares of its common stock to TGV-O and is required to make certain milestone payments to TGV-O over the development of STE-006 and any related products based on the licensed intellectual property.

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2019 and 2018, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2019	2018	Variance	2019	2018	Variance
Product sales, net	$13,509,000	$10,374,000	$3,135,000	$25,792,000	$19,229,000	$6,563,000
License revenues	7,000	10,000	(3,000)	14,000	20,000	(6,000)
Total revenues	$13,516,000	$10,384,000	$3,132,000	$25,806,000	$19,249,000	$6,557,000

The increase in revenues between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology-related pharmaceutical compounded formulations. Our gross ophthalmology-related sales were approximately $12,098,000 and $23,074,000 for the three and six months ended June 30, 2019, compared to $8,262,000 and $15,242,000 during the same periods last year, respectively. Net revenues generated from NJOF totaled $8,285,000 and $15,683,000 during the three and six months ended June 30, 2019, respectively, and $5,909,000 and $10,498,000 during the three and six months ended June 30, 2018, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2019	2018	Variance	2019	2018	Variance
Cost of sales	$5,225,000	$4,157,000	$1,068,000	$9,123,000	$8,228,000	$895,000

The increase in our cost of sales between periods was largely attributable to an increase in production of new formulations and temporarily increase of waste associated with the costs of such new products.

Gross Profit and Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2019	2018	Variance	2019	2018	Variance
Gross Profit	$8,291,000	$6,227,000	$2,064,000	$16,683,000	$11,021,000	$5,662,000
Gross Margin	61%	60%	1%	65%	57%	8%

The increase in gross profit and gross margin between periods is largely attributable to increased efficiencies in our production process, extension of beyond using dating, or BUD, of some of our products, and utilization of capacities as a result of increased output and unit volumes. During the second quarter of 2019 we introduced new formulations that we believe temporarily decreased our overall efficiency, and we expect gross margins in the second half of 2019 to improve.

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

The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2019	2018	Variance	2019	2018	Variance
Selling, general and administrative	$8,248,000	$6,779,000	$1,469,000	$16,791,000	$13,267,000	$3,524,000

The increase in selling, general and administrative expenses between periods was largely attributable to increased sales commission amounts and legal expenses incurred associated with ongoing litigation.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2019	2018	Variance	2019	2018	Variance
Research and development	$810,000	$72,000	$738,000	$1,215,000	$159,000	$1,056,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies for new ophthalmic formulations and clinical programs related to our drug development segment during the three and six months ended June 30, 2019.

Interest Expense, net

Interest expense, net was $716,000 and $1,319,000 for the three and six months ended June 30, 2019 compared to $671,000 and $1,334,000 during the same period last year. The decrease during the six-month period ending June 30, 2019 as compared to the same period in 2018 was primarily due to interest expense recognition related to a decrease in the amortization of our capital lease obligations. The increase during the three-month period ending June 30, 2019, as compared to the same period in 2018, was primarily due to the increase in interest expense recognition related to the refinance of our long term debt (see Note 11).

Investment Gain (Loss) from Melt, net

During the six months ended June 30, 2019, we recorded a net gain of $5,199,000 related to our investment in Melt. We recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $611,000 for our share of losses based on our ownership of Melt. We began using equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest. Prior to that date, Melt’s losses were consolidated within our statements of operations.

Investment Gain (Loss) from Surface

During the three and six months ended June 30, 2019, we recorded a loss of $261,000 and $504,000, respectively, for our share of losses based on our ownership of Surface. During the three and six months ended June 30, 2018, we recorded a loss of $102,000, for our share of losses based on our ownership of Surface. During the three and six months ended June 30, 2018, we recorded a gain of $5,320,000 on the deconsolidation of surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest. Prior to that date, Surface’s losses were consolidated within our statements of operations.

Investment Gain (Loss) from Eton, net

We recorded a loss of $(350,000) and gain of $6,230,000 related to the change in fair market value of Eton’s common stock for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, we recorded a loss of $(1,146,000) and $(2,215,000), respectively, for our share of losses based on our ownership of Eton. We began recording our investment in Eton at fair market value, and ceased equity method accounting for our investment in Eton, in November 2018 following Eton’s IPO and our ownership percent falling below 20%.

Other Income (Expense), net

During the six months ended June 30, 2019, we recorded other income, net of $630,000. This was the result of income of $630,000 related to expenses that were paid by us and will be reimbursed by Melt following its deconsolidation. During the three and six months ended June 30, 2018, we recorded other expense, net of $255,000. This was due to a loss of $393,000 related to the impairment and write-off of a note receivable, and income of $138,000 related to expenses that were paid by us and reimbursed by Surface following its deconsolidation.

Net Income (Loss)

The following table presents our net income (loss) for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Harrow Health, Inc.	$(2,378,000)	$2,522,000	$8,980,000	$(991,000)
Net income (loss) per share, basic	$(0.09)	$0.12	$0.36	$(0.05)
Net income (loss) per share, diluted	$(0.09)	$0.11	$0.34	$(0.05)

Financial Information About Segments and Geographic Areas

Beginning on January 1, 2019, we began evaluating performance of the Company based on operating segments. Segment performance for our two operating segments are based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx and Park businesses; and (ii) the start-up operations associated with our pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. We do not evaluate the following items at the segment level:

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

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at June 30, 2019 was $4,193,000, compared to $6,838,000 at December 31, 2018. Since inception through December 31, 2018, we have incurred aggregate losses of $74,211,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $3,993,000 and restricted investments of $200,000 totaling approximately $4,193,000 at June 30, 2019, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(632,000)	$400,000
Net cash used in investing activities	(785,000)	(700,000)
Net cash provided by (used in) financing activities	(1,228,000)	251,000
Net change in cash and cash equivalents	(2,645,000)	(49,000)
Cash and cash equivalents at beginning of the period	6,838,000	4,219,000
Cash and cash equivalents at end of the year	$4,193,000	$4,170,000

Operating Activities

Net cash provided by (used in) operating activities was $(632,000), compared to $400,000 in operating activities during the same period in the prior year. The increase in net cash used in operating activities during the periods was mainly attributed to increased unit volumes and sales, and the addition of new formulations which temporarily reduced operating efficiencies.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 and 2018 was $(785,000) and $(700,000), respectively. Cash used in investing activities in 2019 and 2018, was primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2019 and 2018 was $(1,228,000) and $251,000, respectively. Cash used in financing activities during the six months ended June 30, 2019 was mostly related to principal payments on our note payable.

Sources of Capital

Our principal source of cash consists of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our subsidiaries. We just recently began producing cash from our operations during 2018, however historically  and during the three and six months ended June 30, 2019, we have not generated sufficient revenues to support our operations and may not be able to continue to do so.

We may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants and options that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the loan from SWK Funding, LLC and its partners. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2019, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. In February 2019, prior to a ruling on class certification, we entered into a proposed settlement agreement to award the class up to $1.4 million in damages. The Court approved our proposed settlement agreement in the spring of 2019 and on or about August 14, 2019, the Court will make a final ruling on the total damage award. As a result of the low claim rate of approximately 1.4%, we do not expect total damages to exceed $640,000, which we accrued as an expense during the year ended December 31, 2018.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against Imprimis Pharmaceuticals, Inc., primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to Imprimis’ purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found Imprimis liable for only $48,500 in lost profit damages. In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the State of California. The injunction requires Imprimis to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. We believe we were already in compliance with its order prior to the injunction being ordered,.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between us and NDS entered into in 2013 (the “NDS APA”). In July 2019, NDS filed a second amended complaint which added a claim related to its purported termination of the NDS APA. On August 12, 2019, we notified NDS of our acceptance of their purported termination of the NDS APA. We not expect the termination of the NDS APA to affect our operations or revenues. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to and the California Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that became effective on May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park is required to surrender its California pharmacy license by August 27, 2019; provided however, in the event of a sale of Park, the California Board of Pharmacy agreed to expedite the issuance of a temporary license to the Park acquiror. We recently entered into an agreement to sell the Park business and are actively working on the transfer of the Park license to the acquiror. If a sale is not completed, we expect our New Jersey-based pharmacy to retain approximately half of the Park business and revenues.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against us and various Spectrum entities. The cross-complaint seeks indemnity and contribution from us and Spectrum. We answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served Imprimis with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, Imprimis removed the case to Federal Court and subsequently answered the complaint. The case is in the early phase. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Risks Related to Our Business

Until last year, we incurred losses in every year of our operations, and we may not be profitable in the future.

Until 2018, we incurred losses in every year of our operations. As of June 30, 2019, our accumulated deficit was $(65,231,000). Our current projections indicate that we will have operating income and/or net income during 2019; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmaceutical compounding business which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical compounding operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

In August 2017, FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and are taking steps to address the items outlined in the FDA letter. In June 2019, our outsourcing facility was issued a warning letter related to an April 2017 inspection and our use of certain active pharmaceutical ingredients in our compounded medications. We responded to the warning letter in July 2019. We will continue to work with the FDA to assure that all allegations in the warning letters have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s warning letters and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and we do not believe there will be any further action taken by FDA in these matters. Nonetheless, these items increased further scrutiny and negative publicity on us as a company. At times, we have become aware of negative views of regulators related to certain formulations, and as a result discontinued compounding certain drug formulations in an attempt help mitigate potential regulatory risk. As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Our business is significantly impacted by state and federal statutes and regulations.

Our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations. In the future we may choose to pursue FDA approval to market and sell certain potential drug candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, compared to the market available for FDA-approved drugs.

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

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary, Park related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against Park, we did enter into a settlement agreement with the California Board of Pharmacy which if we do not close on a sale of Park by August 27, 2019, the settlement will require us to permanently or temporarily cease or limit Park’s pharmacy locations operations including its sterile compounding operations. If Park is required to permanently or temporarily cease or limit its sterile compounding operations, we intend to transfer approximately half of its business to our New Jersey based pharmacy. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park, the loss of Park’s ability to compound sterile formulations could have an adverse impact on our ability to implement our business plan in a timely manner.

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

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. Previously, the draft MOU presented by the FDA in February 2015 intended to limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, the excess of which the FDA considered an “inordinate amount.” The FDA stated in the guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final MOU and made it available to states for signature for some designated period of time. If the final MOU was drafted and released by the FDA and was not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy; however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA had historically stated that it would not enforce the 5% rule until a final MOU was made available to states for signature. The FDA originally proposed a 180-day period for states to agree to the final MOU after the final version was presented, which to date has not occurred, before it would begin to enforce the 5% rule. In January of 2018, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the current status of the MOU and the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The Revised MOU will also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until a the Revised MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, our pharmacy operations could be materially limited. Additionally, the permanent injunction entered on July 22, 2019, by the United States District Court of the Central District of California in the Allergan litigation (also referenced in Item. 1 Legal Proceedings), enjoins the Company from engaging in activities that are inconsistent with current FDA guidelines for 503A and 503B operations. While the Company believes its operations fully comply with the injunction, if the Court were to find the Company to be in violation of the injunction, further sanctions including fines and limitations on the pharmacies’ operations could occur.

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

Currently, our ImprimisRx compounding pharmacies operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors. As part of our Imprimis Cares initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations. We have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Care Reform Law Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

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

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business. For instance, we rely upon pharmacist, physician and research consultants and advisors to provide us with significant assistance in the evaluation of product development opportunities, and we have engaged or supported, and expect to continue to engage or support, consultants, advisors, clinical research organizations (“CROs”) and others to design, conduct, analyze and interpret the results of any clinical or non-clinical trials or other studies in connection with the research and development of our products. If any of our consultants or other service providers terminates its engagement with us, or if we are unable to engage highly qualified replacements as needed on commercially reasonable terms, we may be unable to successfully execute our business plan. We must effectively manage these third-party service providers to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, these third parties often engage in other business activities and may not devote sufficient time and attention to our activities and we may have only limited contractual rights in connection with the conduct of the activities we have engaged the service providers to perform. If we are unable to effectively manage our outsourced activities or if the quality, timeliness or accuracy of the services provided by third-party service providers is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as with drug candidates being developed by Stowe, Radley, Mayfield, Melt, Surface and Eton, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

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

The Health Care Reform Law is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

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

We also intend to seek data exclusivity or market exclusivity for our drug candidates provided under the FDCA, and similar laws in other countries. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Even if our drug candidates are considered to be reference products eligible for three years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the FDCA could result in a shorter exclusivity period for our drug candidates, which would have a material adverse effect on our business.

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

Our Chief Executive Officer, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently maintain key man insurance for Mr. Baum. In addition, our loan agreement identifies other key persons including, but not limited to, our Chief Financial Officer, Andrew R. Boll and our President of ImprimisRx, John P. Saharek.

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Part I - Item 4 of this Quarterly Report, our management concluded that our internal controls over financial reporting were effective as of June 30, 2019. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

A consistently active trading market for shares of our common stock may not be sustained.

Historically, trading in our common stock has been sporadic and volatile and our common stock has been “thinly-traded.” There have been, and may in the future be, extended periods when trading activity in our shares is minimal, compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common stock is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility may continue. As a result, the trading of relatively small quantities of shares may disproportionately influence the market price of our common stock. A consistently active and liquid trading market in our securities may never develop or be sustained.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Any payment of dividends on our common stock would depend on contractual restrictions, such as those contained in our SWK loan agreement, as well as our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Joinder and Amendment to Loan and Security Agreement, dated May 24, 2019, by and between Harrow Health, Inc., each of its wholly owned subsidiaries and SWK Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 29, 2019)

10.2*	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll

10.3*	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum

10.4*	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: August 14, 2019	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

