Form 10-Q
period 2019-09-30
HARROW HEALTH, INC.
filed 2019-11-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-35814

Harrow Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Woodmont Blvd., Suite 610 Nashville, Tennessee	37205
(Address of principal executive offices)	(Zip code)

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

As of November 12, 2019, there were 25,172,931 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$3,631	$6,838
Investment in Eton Pharmaceuticals	22,120	21,420
Accounts receivable, net	2,815	1,914
Inventories	2,443	1,834
Prepaid expenses and other current assets	1,365	837
Total current assets	32,374	32,843
Property, plant and equipment, net	5,202	6,375
Operating lease right-of-use assets	5,939	-
Intangible assets, net	2,291	3,059
Investment in Surface Pharmaceuticals	4,043	4,947
Investment in Melt Pharmaceuticals	4,517	-
Goodwill	332	2,227
TOTAL ASSETS	$54,698	$49,451
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,144	$6,250
Accrued payroll and related liabilities	1,728	2,283
Deferred revenue and customer deposits	48	119
Current portion of note payable, net of unamortized debt discount	1,007	2,529
Current portion of operating lease obligations	496	-
Current portion of finance lease obligations, net of unamortized discount	5	720
Total current liabilities	11,428	11,901
Operating lease obligations, net of current portion	5,849	-
Finance lease obligations, net of current portion and unamortized discount	29	-
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	12,865	11,999
TOTAL LIABILITIES	30,971	24,700
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,168,841 and 24,339,610 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25	24
Additional paid-in capital	100,630	98,938
Accumulated deficit	(76,700)	(74,211)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	23,955	24,751
Noncontrolling interests	(228)	-
TOTAL EQUITY	23,727	24,751
TOTAL LIABILITIES AND EQUITY	$54,698	$49,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenues:
Sales, net	$12,748	$10,729	$38,540	$29,958
License revenues	7	10	21	30
Total revenues	12,755	10,739	38,561	29,988
Cost of sales	(4,061)	(4,191)	(13,184)	(12,419)
Gross profit	8,694	6,548	25,377	17,569
Operating expenses:
Selling, general and administrative	8,608	6,964	25,399	20,231
Research and development	444	233	1,659	392
Impairment and disposal of long-lived assets	4,040	-	4,040	-
Total operating expenses	13,092	7,197	31,098	20,623
Loss from operations	(4,398)	(649)	(5,721)	(3,054)
Other income (expense):
Interest expense, net	(620)	(705)	(1,939)	(2,039)
Investment gain (loss) from Melt Pharmaceuticals, net	(682)	-	4,517	-
Investment gain (loss) from Surface Pharmaceuticals, net	(400)	(128)	(904)	5,090
Investment gain (loss) from Eton Pharmaceuticals, net	(5,530)	(1,032)	700	(3,247)
Other income (expense), net	-	-	630	(255)
Total other income (expense), net	(7,232)	(1,865)	3,004	(451)
Income tax benefit, net	-	-	-	-
Total net loss including noncontrolling interests	(11,630)	(2,514)	$(2,717)	$(3,505)
Net loss attributable to noncontrolling interests	161	-	228	-
Net loss attributable to Harrow Health, Inc.	$(11,469)	$(2,514)	$(2,489)	$(3,505)

Basic and diluted net loss per share of common stock	$(0.45)	$(0.12)	$(0.10)	$(0.16)
Weighted average number of shares of common stock outstanding, basic and diluted	25,583,998	21,709,392	25,205,215	21,283,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended September 30, 2019 and 2018

(In thousands, except for share data)

	Common Stock		Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2018	21,049,448	$21	$93,538	$(89,827)	$3,732	$-	$3,732

Issuance of common stock in connection with:
Exercise of warrants	1,606,735	2	2,642	-	2,644	-	2,644
Sale of stock, net of costs (ATM)	-	-	1	-	1	-	1
Stock-based compensation expense	-	-	590	-	590	-	590
Net loss	-	-	-	(2,514)	(2,514)	-	(2,514)
Balance at September 30, 2018	22,656,183	$23	$96,771	$(92,341)	$4,453	$-	$4,453

	Common Stock		Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2019	25,138,958	$25	$100,271	$(65,231)	$35,065	$(67)	$34,998

Issuance of common stock in connection with:
Exercise of warrants	25,135	-	-	-	-	-	-
Exercise of employee stock-based options, net of tax withholding	4,748		(44)		(44)		(44)
Stock-based payment for services provided	-	-	75		75	-	75
Stock-based compensation expense	-	-	328	-	328	-	328
Net loss	-	-	-	(11,469)	(11,469)	(161)	(11,630)
Balance at September 30, 2019	25,168,841	$25	$100,630	$(76,700)	$23,955	$(228)	$23,727

	Common Stock		Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2017	20,623,129	$21	$91,430	$(88,836)	$2,615	$-	$2,615

Issuance of common stock in connection with:
Exercise of warrants	1,606,735	2	2,642	-	2,644	-	2,644
Vesting of RSUs, net of tax withholding	60,000	-	-	-	-	-	-
Sale of stock, net of costs (ATM)	305,619	-	641	-	641	-	641
Stock-based payment for services provided	60,700	-	108		108	-	108
Stock-based compensation expense	-	-	1,950	-	1,950	-	1,950
Net loss	-	-	-	(3,505)	(3,505)	-	(3,505)
Balance at September 30, 2018	22,656,183	$23	$96,771	$(92,341)	$4,453	$-	$4,453

	Common Stock		Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2018	24,339,610	$24	$98,938	$(74,211)	$24,751	$-	$24,751

Issuance of common stock in connection with:
Exercise of warrants	788,528	1	178	-	179	-	179
Exercise of employee stock-based options, net of tax withholding	25,703	-	(44)	-	(44)	-	(44)
Stock-based payment for services provided	15,000	-	150	-	150	-	150
Stock-based compensation expense	-	-	1,408	-	1,408	-	1,408
Net loss	-	-	-	(2,489)	(2,489)	(228)	(2,717)
Balance at September 30, 2019	25,168,841	$25	$100,630	$(76,700)	$23,955	$(228)	$23,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,717)	$(3,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,365	1,223
Amortization of intangible assets	175	176
Amortization of operating lease right-of-use assets	386	-
Amortization of debt issuance costs and discount	394	466
Investment (gain)/loss from Eton	(700)	3,247
Investment (gain)/loss from Melt	(4,517)	-
Investment (gain)/loss from Surface	904	(5,090)
Loss on sale, impairments and disposal of assets	4,013	393
Stock-based payment for services provided	150	-
Stock-based compensation expense	1,408	1,950
Changes in assets and liabilities, net of impairments and disposals:
Accounts receivable	(901)	(202)
Inventories	(1,413)	(275)
Prepaid expenses and other current assets	(528)	(400)
Accounts payable, accrued expenses, and other liabilities	1,721	2,153
Accrued payroll and related liabilities	(371)	518
Deferred revenue and customer deposits	(71)	69
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(702)	723
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	-	4
Proceeds on sale and disposal of assets	4	-
Investment in patent and trademark assets	(279)	(283)
Purchases of property, plant and equipment	(589)	(1,068)
NET CASH USED IN INVESTING ACTIVITIES	(864)	(1,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(744)	(512)
Payments on Park deferred acquisition obligation	-	(53)
Principal payments on note payable	(750)	-
Payments of costs related to amendment of note payable	(282)	-
Net proceeds from ATM sales of common stock	-	642
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU and options	135	2,643
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,641)	2,720
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,207)	2,096
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,838	4,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,631	$6,315
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$3,431	$6,115
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,631	$6,315
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11	$4
Cash paid for interest	$1,546	$1,006
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock and stock options for consulting services included in accounts payable and accrued expenses	$-	$108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2019 and 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its consolidated subsidiaries, unless the context indicates or otherwise requires, the “Company”, “Harrow” or “We”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology focused pharmaceutical businesses, ImprimisRx, LLC (“ImprimisRx”). In addition to wholly owning ImprimisRx, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). More recently, the Company founded its subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). The Company owns royalty rights in certain 505(b)(2) drug candidates being developed by Surface, Melt, Radley and Mayfield. Harrow intends to continue to create, found, and hold equity and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

As discussed in more detail in Note 2, in August 2019, the Company restructured its Park Compounding, Inc. (“Park”) business, ceased operations at its Irvine, California-based pharmacy, and facilitated the transition of certain compounded formulations and related equipment from Park to the Company’s New Jersey-based compounded pharmaceutical production facilities (the “Park Restructuring”). Going forward, all compounding business is expected to be consolidated into the Company’s ImprimisRx business.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of Harrow and its wholly owned subsidiaries, as well as Mayfield and Stowe, 70% majority controlled subsidiaries of Harrow, as of September 30, 2019. The remaining 30% of Mayfield is owned by Elle Pharmaceutical, LLC (“Elle”), TGV-Health, LLC and affiliated entities (collectively “TGV”) or other consultants. Mayfield was organized to develop women’s health-focused drug candidates. The remaining 30% of Stowe is owned by TGV. Stowe was organized to develop ophthalmic drug candidates. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold and/or control, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2019 include our accounts and those of our wholly owned subsidiaries as well as Mayfield and Stowe. The condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2018 include our accounts and those of our wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2019 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred net losses of $2,489 and $3,505 for the nine months ended September 30, 2019 and 2018, respectively, and had an accumulated deficit of $76,700 and $74,211 as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company used cash in operating activities of $702 for the nine months ended September 30, 2019, while during the nine months ended September 30, 2018, operating activities provided cash of $723.

While there is no assurance, management of the Company believes existing cash resources and restricted cash of $3,631 at September 30, 2019, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the income loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from deferred acquisition obligations, stock options, unvested restricted stock units (“RSUs”) and warrants were 5,263,131 and 8,387,347 at September 30, 2019 and 2018, respectively, and are excluded from the calculation of diluted net loss per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2019 and 2018 was 314,588 and 202,603, respectively.

The following table shows the computation of basic net loss per share of common stock for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2019	2018	2019	2018

Numerator – net loss attributable to Harrow Health, Inc.	$(11,469)	$(2,514)	$(2,489)	$(3,505)
Denominator – weighted average number of shares outstanding, basic and diluted	25,583,998	21,709,392	25,205,215	21,283,078
Net loss per share, basic and diluted	$(0.45)	$(0.12)	$(0.10)	$(0.16)

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of Eton common stock, which represents approximately 19.7% of the equity and voting interests of Eton as of September 30, 2019. At September 30, 2019, the fair market value of Eton’s common stock was $6.32 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the three months ended September 30, 2019, the Company recorded an investment loss from its Eton common stock position of $5,530 related to the change in fair market value of the Company’s investment in Eton during the measurement period. For the nine months ended September 30, 2019, the Company recorded an investment gain from its Eton common stock position of $700 related to the change in fair market value of the Company’s investment in Eton during the measurement period. As of September 30, 2019, the fair market value of the Company’s investment in Eton was $22,120.

In November 2018, the Company entered into a lock-up agreement that prohibits the sale of any of its Eton common stock until November 15, 2019 without the approval of National Securities Corporation, the underwriter of Eton’s initial public offering of its common stock.

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

The Company owns 3,500,000 common shares (which is approximately 44% of the equity interest as of September 30, 2019) of Melt and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the three and nine months ended September 30, 2019, the Company recorded equity in net loss of Melt of $682 and $1,293, respectively. As of September 30, 2019, the carrying value of the Company’s investment in Melt was $4,517.

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

At the time of deconsolidation, the Company recorded a gain of $5,320 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and the Company’s new ownership interest in accordance with ASC 810-10-40-4(c).

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of September 30, 2019) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in net loss of Surface of $400 and $904 during the three and nine months ended September 30, 2019. As of September 30, 2019, the carrying value of the Company’s investment in Surface was $4,043.

See Note 5 for more information and related party disclosure regarding Surface.

Park Restructuring

In August 2019, Park and Noice Rx, LLC (“Noice”) terminated an Asset Purchase Agreement, dated July 26, 2019 (the “Park Purchase Agreement”), between the parties. Under the terms of the Park Purchase Agreement, Park had agreed to sell substantially all its assets associated with its non-ophthalmology pharmaceutical compounding business to Noice, including its pharmacy facility and equipment located in Irvine, California. The closing of the sale transaction was dependent on the California State Board of Pharmacy approving of the sale and issuing a temporary pharmacy and sterile license permit to Noice, which did not occur and led to Park ceasing operations at the close of business on August 27, 2019. The Company elected to restructure the Park business and facilitate the transition of certain compounded formulations and related equipment from Park to the Company’s New Jersey-based compounded pharmaceutical production facilities. As a result of the Park Restructuring, the Company incurred non-cash impairment costs of approximately $3,781 related to assets held at Park, primarily associated with property, plant, equipment, inventory, goodwill and other intangible assets, and $405 in one-time costs related to severance packages and other costs associated with the Park Restructuring during the three and nine months ended September 30, 2019.

The Company has reduced the Park compounded product formulary to seven base formulations, based on factors including unit order volumes, revenues and gross margin percentages, and expect ImprimisRx to retain and re-acquire approximately half of Park’s revenue after a transitionary period within about six to twelve months.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 took effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method with no impact to stockholders’ equity. As of September 30, 2019, the Company held on its condensed consolidated balance sheet $5,939 for the right-of-use asset and $6,345 for the related lease liability related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 12.

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

Intellectual Property License Revenues

The Company currently holds four intellectual property license and related agreements in which the Company has promised to grant a license or sale which provides a customer with the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point of time the performance obligation is met.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018, consists of the following:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales, net	$12,748	$10,729	$38,540	$29,958
License revenues	7	10	21	30
Total revenues	$12,755	$10,739	$38,561	$29,988

Deferred revenue and customer deposits at September 30, 2019 and December 31, 2018, was $48 and $119, retrospectively. All deferred revenue and customer deposit amounts at December 31, 2018 were recognized as revenue during the nine months ended September 30, 2019.

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

As of September 30, 2019, the Company was due $701 from Melt for reimbursable expenses and amounts due under the Melt MSA and included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2019, Melt paid the Company $50.

The Company’s Chief Executive Officer, Mark L. Baum, and Chief Medical Officer, Larry Dillaha, are members of the Melt board of directors, and several employees of the Company (including Mr. Baum, Mr. Dillaha and the Company’s Chief Financial Officer, Andrew Boll) entered into consulting agreements and provide consulting services to Melt.

The unaudited condensed results of operations information of Melt is summarized below:

For the
Nine Months Ended
September 30, 2019
Revenues, net	$-
Loss from operations	2,925
Net loss	$(2,925)

The unaudited condensed balance sheet information of Melt is summarized below:

September 30,
2019
Current assets	$8,944
Non current assets	13
Total assets	$8,957

Total liabilities	$1,916
Total preferred stock and stockholders’ equity	7,041
Total liabilities and stockholders’ equity	$8,957

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

During the three and nine months ended September 30, 2019, the Company was paid $50 from Surface for amounts due under the Surface MSA. There are no amounts due from Surface to the Company as of September 30, 2019.

As of September 30, 2019, the Company owned 3,500,000 shares of Surface common stock (approximately 30% of the issued and outstanding equity interests). A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of three percent (3%) of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor who purchased the Surface Series A Stock.

The unaudited condensed results of operations information of Surface is summarized below:

For the
Nine Months Ended
September 30, 2019
Revenues, net	$-
Loss from operations	3,012
Net loss	$(3,012)

The unaudited condensed balance sheet information of Surface is summarized below:

September 30,
2019
Current assets	$17,024
Non current assets	48
Total assets	$17,072

Total liabilities	$761
Total stockholders’ equity	16,311
Total liabilities and stockholders’ equity	$17,072

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018
Raw materials	$1,623	$1,119
Work in progress	334	6
Finished goods	486	709
Total inventories	$2,443	$1,834

During the three and nine months ended September 30, 2019 the Company impaired $805 of raw materials and finished goods related to the Park Restructuring.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2019	2018
Prepaid insurance	$58	$328
Other prepaid expenses	468	334
Receivable due from Surface	-	50
Receivable due from Melt	701	-
Deposits and other current assets	138	125
Total prepaid expenses and other current assets	$1,365	$837

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Property, plant and equipment, net:
Computer software and hardware	$1,697	$1,662
Furniture and equipment	382	397
Lab and pharmacy equipment	2,631	3,184
Leasehold improvements	5,448	5,496
	10,158	10,739
Accumulated depreciation and amortization	(4,956)	(4,364)
	$5,202	$6,375

For the three and nine months ended September 30, 2019, depreciation related to the property, plant and equipment was $397 and $1,365, respectively. During the three and nine months ended September 30, 2019 the Company impaired $445 worth of property, plant and equipment related to the Park Restructuring.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2019 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	Amortization	Impairment	Carrying value
Patents	17-19 years	$1,019	$(86)	$(259)	$674
Licenses	20 years	50	(5)	-	45
Trademarks	Indefinite	334	-	-	334
Customer relationships	3-15 years	2,998	(1,142)	(619)	1,237
Trade name	5 years	16	(14)	(2)	-
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(9)	(35)	1
		$4,756	$(1,530)	$(935)	$2,291

During the three and nine months ended September 30, 2019 the Company incurred impairment charges of $612 related to intangible assets, including customer relationships, trade name, and state pharmacy licenses as a part of the Park Restructuring and $259 of impairment charges related to patents associated with the termination of an asset agreement.

Amortization expense for intangible assets for the three and nine months ended September 30, 2019 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Patents	$22	6	$37	$19
Licenses	-	-	5	-
Customer relationships	26	$50	128	150
Trade name	1	-	1	3
Non-competition clause	-	-	-	1
State pharmacy licenses	3	-	4	-
	$52	$56	$175	$173

Estimated future amortization expense for the Company’s intangible assets at September 30, 2019 is as follows:

Remainder of 2019	$55
2020	182
2021	182
2022	182
2023	182
Thereafter	1,508
$2,291

Changes in the carrying value of the Company’s goodwill during the nine months ended September 30, 2019 were:

Balance at December 31, 2018	$2,227
Impairment of Park goodwill (see Note 2)	(1,895)
Balance at September 30, 2019	$332

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$6,832	$4,966
Accrued litigation settlements	1,020	640
Deferred rent	-	388
Accrued interest	292	256
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	8,944	7,050
Less: Current portion	(8,144)	(6,250)
Non-current total accrued expenses	$800	$800

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

At September 30, 2019, future minimum payments under the Company’s note payable were as follows:

Amount
Remainder of 2019	$472
2020	3,696
2021	4,121
2022	3,828
2023	7,621
Total minimum payments	19,738
Less: amount representing interest	(4,488)
Notes payable, gross	15,250
Less: unamortized discount	(1,378)
13,872
Less: current portion, net of unamortized discount	(1,007)
Note payable, net of current portion and unamortized debt discount	$12,865

For the three and nine months ended September 30, 2019, debt discount amortization related to note payable was $127 and $377, respectively.

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

The Company determined that it held the following significant operating leases of office and laboratory space as of January 1, 2019:

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 4,500 square feet of office and lab space in Irvine, California that expires in December 2020, with an option to extend the term for up to two five-year periods. As part of the Park Restructuring, the Company assessed its obligations under this lease. As of the date of this Quarterly Report, the Company expects to sublease this space and has determined that there is a practical ability to do so, and as a result did not recognize any impairment costs related to this lease and the Company’s right to use asset; and

●	An operating lease for 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2024, with an option to extend the term for two additional five-year periods.

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

The previously classified capital leases are now classified as finance leases under the new standard. The Company has determined that the identified finance leases did not contain non-lease components and require no further allocation of the total lease cost. The Company has determined that the identified operating leases did contain non-lease components and elected an accounting policy to combine non-lease and lease components to determine the total lease cost. Additionally, the operating agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At September 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.36% and 11.43 years, respectively.

Upon adoption of Topic 842, the Company recorded a $6,325 increase in operating lease right-of-use assets, a $388 decrease in accounts payable and accrued expenses and a $6,712 increase in operating lease liability. The Company did not record any cumulative effect adjustments to opening stockholders’ equity. As of September 30, 2019, right-of-use assets and liabilities arising from operating leases were $5,939 and $6,345, respectively. During the three and nine months ended September 30, 2019, cash paid for amounts included for the operating lease liabilities was $228 and $676 and the Company recorded operating lease expense of $232 and $695 included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of September 30, 2019 were as follows:

Operating Leases
Remainder of 2019	$229
2020	930
2021	809
2022	824
2023	843
Thereafter	5,304
Total minimum lease payments	8,939
Less: amount representing interest payments	(2,594)
Total operating lease liabilities	6,345
Less: current portion, operating lease liabilities	(496)
Operating lease liabilities, net of current portion	$5,849

The Company also has two additional finance leases that are included in its lease accounting but are not considered significant.

Future lease payments under non-cancelable finance leases as of September 30, 2019 were as follows:

Finance Leases
Remainder of 2019	$2
2020	9
2021	9
2022	9
2023	10
Total minimum lease payments	39
Less: amount representing interest payments	(5)
Present value of future minimum lease payments	34
Less: unamortized discount	-
34
Less: current portion, finance lease obligation	(5)
Finance lease obligation, net of current portion	$29

At September 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the finance leases held by the Company were 6.36% and 4.33 years, respectively.

For the three and nine months ended September 30, 2019, debt discount amortization related to a finance lease obligation was $1 and $17, respectively, and included in interest expense, net.

For the three and nine months ended September 30, 2019, depreciation expense related to the equipment held under the finance lease obligations was $2 and $148, respectively.

For the three and nine months ended September 30, 2019, cash paid and expense recognized for interest expense related to the finance lease obligation was $2 and $17, respectively.

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

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In March 2019, the Company issued 15,000 shares of its restricted common stock, with a fair value of $75, as consideration for commission expenses incurred during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company issued 23,831 shares of its common stock upon the cashless exercise of 73,555 options to purchase common stock, with exercise prices ranging from $1.70 to $4.17 per share, net of 6,584 shares of common stock withheld for payroll tax withholdings totaling $48.

During the nine months ended September 30, 2019, the Company issued 1,872 shares of its common stock upon the exercise of 1,872 options to purchase common stock, with exercise prices ranging from $1.70 to $3.20 per share, and received net proceeds of $5.

During the nine months ended September 30, 2019, the Company issued 688,473 shares of its common stock upon the cashless exercise of 964,532 warrants to purchase common stock with an exercise price of $1.79 per share.

During the nine months ended September 30, 2019, the Company issued 100,055 shares of its common stock upon the exercise of 100,055 warrants to purchase common stock with an exercise price of $1.79 per share, and received net proceeds of $179.

During the nine months ended September 30, 2019, 77,895 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of September 30, 2019, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 1,002,906 shares available for future issuances under the 2017 Plan at September 30, 2019.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2019 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2019	2,482,009	$5.10
Options granted	362,000	$6.19
Options exercised	(75,427)	$3.78
Options cancelled/forfeited	(86,976)	$4.61
Options outstanding - September 30, 2019	2,681,606	$5.30	5.32	$3,613
Options exercisable	1,538,341	$4.62	5.86	$2,753
Options vested and expected to vest	2,575,030	$5.25	5.36	$3,557

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2019, based on the closing price of the Company’s common stock of $5.62 on that date.

During the nine months ended September 30, 2019, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2019 typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years; and 90% of the shares subject to the option vest and become exercisable on the second month after the grant date and the remaining 10% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over the next 11 months. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2019
Weighted-average fair value of options granted	$3.64
Expected terms (in years)	5.8 - 6.1
Expected volatility	64% - 67%
Risk-free interest rate	2.19% - 2.68%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	797,312	6.93	$2.05	580,002	$2.11
$2.76 - $4.66	461,121	6.35	$3.96	435,445	$3.98
$5.49 - $6.36	440,350	8.16	$6.15	150,389	$6.06
$6.64 - $8.99	977,793	2.27	$8.01	367,475	$8.24
$42.80	5,030	0.87	$42.80	5,030	$42.80
$1.47 - $42.80	2,681,606	5.32	$5.30	1,538,341	$4.62

As of September 30, 2019, there was approximately $4,033 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 4.62 years. The stock-based compensation expense for all stock options was $159 and $699 during the three and nine months ended September 30, 2019, respectively.

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

During the nine months ended September 30, 2019, 185,000 RSUs with a fair market value of $1,139 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the nine months ended September 30, 2019, the Company’s board of directors were granted 38,860 RSUs with a fair market value $300 which vests on a quarterly basis, over one year in equal installments.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2019	1,275,680	$2.16
RSUs granted	223,860	$6.39
RSUs vested	(77,895)	$2.20
RSUs cancelled/forfeited	-
RSUs unvested at September 30, 2019	1,421,645	$2.79

As of September 30, 2019, the total unrecognized compensation expense related to unvested RSUs was approximately $1,200, which is expected to be recognized over a weighted-average period of 0.33 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2019 was $169 and $709, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2019	2,206,973	$1.91
Granted	-
Exercised	(1,064,587)	1.79
Expired	-
Warrants outstanding and exercisable - September 30, 2019	1,142,386	$2.01
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2019	3.35

A list of the warrants outstanding as of September 30, 2019 is included in the following table:

		Warrants	Exercise	Expiration
Warrant Series	Issue Date	Outstanding	Price	Date
Lender warrants	5/11/2015	125,000	$1.79	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	8/16/2021
PIPE investors and placement agent warrants	12/27/2016	362,000	$1.79	12/27/2019
Lender warrants	7/19/2017	615,386	$2.08	7/19/2024
		1,142,386	$2.01

Subsidiary Stock-Based Transactions

Mayfield Pharmaceuticals, Inc.

Mayfield issued 1,000,000 shares of its common stock to Elle in connection with acquisition of certain drug candidate intellectual property and rights in February 2019.

Mayfield issued 300,000 shares of its common stock to TGV in connection with acquisition of certain drug candidate intellectual property and rights in July 2019.

During the nine months ended September 30, 2019, Mayfield issued 2,450,000 shares of its restricted common stock that vest upon various performance based milestones and service periods to consultants of Mayfield, including Mayfield’s CEO candidate and to Harrow employees, including 725,000 shares to Mark Baum, CEO of the Company, and 362,500 shares to Andrew Boll, CFO of the Company.

Stowe Pharmaceuticals, Inc.

In July 2019, Stowe agreed to issue 1,750,000 shares of its common stock to TGV in connection with acquisition of certain drug candidate intellectual property and rights.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2019	2018	2019	2018
Employees - selling, general and administrative	$252	$527	$1,158	$1,790
Directors - selling, general and administrative	75	75	225	160
Consultants - selling, general and administrative	76	-	175	108
Total	$403	$602	$1,558	$2,058

NOTE 14. COMMITMENTS AND CONTINGENCIES

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. The Court approved the parties’ proposed settlement agreement in the spring of 2019. During the year ended December 31, 2018, the Company accrued $640 for expected damages related to this matter and the proposed settlement amount. As a result of the low claim rate of approximately 1.4%, the Company’s total damages were $571, which was paid in October 2019.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to the Company’s purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found the Company liable for only $48 in lost profit damages, which was accrued as an expense during the period ended September 30, 2019 (see Note 10). In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the state of California. The injunction requires the Company to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. The Company believes it was already in compliance with the order, prior to the injunction being ordered. On October 2, 2019, Allergan and the Company filed a joint stipulation to voluntarily dismiss each parties’ respective pending appeals arising out of the lawsuit. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all pending disputes between the parties.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to, and the California State Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that became effective on May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park was required to, and did, surrender its California pharmacy license by August 27, 2019.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added a claim related to its purported termination of the APA. In October 2019, NDS voluntarily dismissed all claims related to breach of contract, leaving only claims related to the scope of the post-termination obligations to be litigated. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served the Company with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, the Company removed the case to Federal Court and subsequently answered the complaint. The case continues to be in its early phase. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $26 and $63 were made during the three and nine months ended September 30, 2019, respectively. $27 and $75 was incurred as royalty expense during the three and nine months ended September 30, 2019 and included in accounts payable to Dr. Lindstrom at September 30, 2019.

Sales and Marketing Agreements

During 2017, the Company entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Harrow in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. $0 and $75 of stock-based payments were made and $732 and $1,914 were incurred under these agreements for commission expenses during the three and nine months ended September 30, 2019, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $207 and $672 and $118 and $315 were incurred under these agreements as royalty expenses for the three and nine months ended September 30, 2019 and 2018, respectively, and $207 and $118 were included in accounts payable at September 30, 2019 and 2018, respectively.

Mayfield License

In July 2019, Mayfield entered into a License Agreement (the “TGV License”) with TGV to acquire intellectual property rights for use in the women’s health field, related to Mayfield’s proprietary drug candidate MAY-66. The TGV License provides that TGV will cooperate with Mayfield in transferring all embodiments of the intellectual property (including know-how) related to the TGV License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Mayfield will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the TGV License, Mayfield is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Mayfield in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Mayfield issued 300,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of MAY-66 and any related products based on the licensed intellectual property.

Stowe License

In July 2019, Stowe entered into a License Agreement (the “Stowe License”) with TGV, to acquire intellectual property rights for use in the ophthalmology and otic health field, related to Stowe’s proprietary drug candidate STE-006. The Stowe License provides that TGV will cooperate with Stowe in transferring all embodiments of the intellectual property (including know-how) related to the Stowe License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Stowe will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the Stowe License, Stowe is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Stowe in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Stowe issued 1,750,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of STE-006 and any related products based on the licensed intellectual property.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and nine months ended September 30, 2019:

	For the Three Months Ended September 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$12,755	$-	$12,755
Cost of sales	(4,061)	-	(4,061)
Gross profit	8,694	-	8,694

Operating expenses:
Selling, general and administrative	6,244	44	6,288
Research and development	193	96	289
Segment contribution	$2,257	$(140)	$2,117
Corporate			2,280
Research and development			155
Amortization			40
Asset sales and impairments, net			4,040
Operating loss			$(4,398)

	For the Nine Months Ended September 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$38,561	$-	$38,561
Cost of sales	(13,184)	-	(13,184)
Gross profit	25,377	-	25,377

Operating expenses:
Selling, general and administrative	17,763	130	17,893
Research and development	851	359	1,210
Segment contribution	$6,763	$(489)	$6,274
Corporate			7,341
Research and development			449
Amortization			165
Asset sales and impairments, net			4,040
Operating loss			$(5,721)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at September 30, 2019 and December 31, 2018 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the three and nine months ended September 30, 2019 and 2018.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 69% and 66% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2019, respectively, and 58% and 51% during the three and nine months ended September 30, 2018, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2019 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

From October 1, 2019 through the date of the filing of this Quarterly Report, the Company issued 250 shares of its common stock upon the exercise of 250 options to purchase common stock, with exercise price of $2.76 per share, and received net proceeds of $1.

From October 1, 2019 through the date of the filing of this Quarterly Report, the Company issued 3,840 shares of its common stock related to the cashless exercise of 9,374 options to purchase common stock with an exercise price of $1.83.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Harrow” “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Radley Pharmaceuticals, Inc., Mayfield Pharmaceuticals, Inc., and Stowe Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”). More recently, we founded our drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). We also own royalty rights in certain 505(b)(2) drug candidates being developed by Surface, Melt, Radley and Mayfield. We intend to continue to create, and hold equity and royalty rights, in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

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

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer thousands of physician customers and their patients critical medicines to meet needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacies, or for in-office use, made according to current good manufacturing practices (or “cGMPs”) or other FDA guidance documents, in our FDA-registered outsourcing facility (“NJOF”).

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

De-Consolidated Businesses

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

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which we estimate is approximately 19.7% of the equity and voting interests issued and outstanding of Eton as of September 30, 2019.

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

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which we estimate is approximately 30% of the equity and voting interests as of September 30, 2019.

Melt Pharmaceuticals, Inc.

Melt is a development-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval through the FDA’s 505(b)(2) regulatory pathway for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company equal to five percent (5%) of net sales of MELT-100, while any patent rights remain outstanding, subject to other conditions.

During January and March 2019, Melt closed on the sale of its Series A Preferred Stock. At the time of the closing of the Melt Series A Round, we lost our controlling interest, and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which we estimate is approximately 44% of the equity and voting interests.

Consolidated Businesses

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

In July 2019, Mayfield entered into a License Agreement (the “TGV License”) with TGV-Health, LLC and affiliated entities (collectively, “TGV”), to acquire intellectual property rights for use in the women’s health field, related to Mayfield’s proprietary drug candidate MAY-66. The TGV License provides that TGV will cooperate with Mayfield in transferring all embodiments of the intellectual property (including know-how) related to the TGV License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Mayfield will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the TGV License, Mayfield is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Mayfield in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Mayfield issued 300,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of MAY-66 and any related products based on the licensed intellectual property.

We own 2,500,000 shares of Mayfield common stock, and control 70% of the equity and voting interests issued and outstanding of Mayfield at September 30, 2019. We intend to pursue a deconsolidating transaction for Mayfield during 2019. Once deconsolidated, we expect Mayfield to be run by experienced life science executive, Melissa Bradford-Klug.

Radley Pharmaceuticals, Inc.

Radley, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on the development of proprietary 505(b)(2) drug candidates focused on rare diseases. Radley currently has three proprietary drug candidates in its pipeline. During 2019, and prior to initiating significant development activities and costs related to these drug candidates, we intend to meet with the FDA to establish and understand the expected clinical and regulatory path to approval for these drug candidates. We are also pursuing investigator-initiated studies for some of Radley’s drug candidates with two well-known healthcare institutions based in the New York and Boston areas. We believe this approach will allow us to better understand and weigh the economic costs, clinical feasibility and potential benefits associated with pursuing development activities associated with these drug candidates. Radley is also pursuing additional asset acquisition and licensing opportunities with a focus in oncology-related therapies.

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

On August 30, 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued an update to the Hospital Outpatient Prospective Payment System, with an effective date of October 1, 2019 (the “MLN Update”). The MLN Update included clarification on guidance for intraocular or periocular injections of combinations of anti-inflammatory drugs and antibiotics, including the family of Dropless® formulations made and sold by ImprimisRx. Specifically, the MLN Update stated that nothing in the current CMS policy is intended to preclude physicians or other professionals from discussing the potential benefits and drawbacks of Dropless Therapy® formulations with their patients, and to prescribe them if the patient so elects. Last year, ImprimisRx sold over 200,000 units of its Dropless formulations and believes this MLN Update may positively impact revenues from these formulations.

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

Mayfield Pharmaceuticals MAY-44 Asset Purchase Agreement

As described more fully above under the sub-heading “Mayfield Pharmaceuticals, Inc.”, in February 2019, we along with our subsidiary, Mayfield, entered the Mayfield Asset Purchase Agreement with Elle to acquire intellectual property associated with its drug candidate, MAY-44.

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

Stowe License

In July 2019, Stowe entered into a License Agreement (the “Stowe License”) with TGV (collectively, “TGV”), to acquire intellectual property rights for use in the ophthalmology and otic health fields, related to Stowe’s proprietary drug candidate STE-006. The Stowe License provides that TGV will cooperate with Stowe in transferring all embodiments of the intellectual property (including know-how) related to the Stowe License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Stowe will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the Stowe License, Stowe is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Stowe in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Stowe issued 1,750,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of STE-006 and any related products based on the licensed intellectual property.

Park Restructuring

On August 30, 2019, Park Compounding, Inc. (“Park”) a wholly owned subsidiary of Harrow Health, Inc., and Noice Rx, LLC (“Noice”) terminated the Asset Purchase Agreement, dated July 26, 2019 (the “Purchase Agreement”), between the parties. Under the terms of the Purchase Agreement, Park had agreed to sell substantially all its assets associated with its non-ophthalmology pharmaceutical compounding business to Noice, including its pharmacy facility and equipment located in Irvine, California. The closing of the sale transaction was dependent on the California State Board of Pharmacy approving of the sale and issuing a temporary pharmacy and sterile license permit to Noice, which did not occur and led to Park ceasing operations at the close of business on August 27, 2019.

Following closure of the Park pharmacy, the Company elected to restructure the Park business and facilitate the transition of certain compounded formulations and related equipment from Park to the Company’s New Jersey-based compounded pharmaceutical production facilities (the “Park Restructuring”). As a result of the Park Restructuring, the Company incurred non-cash impairment costs of approximately $3,781 related to assets held at Park, primarily associated with property, plant, equipment, goodwill and other intangible assets and, in addition, to incur approximately $405,000 in one-time costs related to severance packages and other costs associated with the Park Restructuring, during the three and nine months ended September 30, 2019. Going forward, all compounding business is expected to be consolidated into the Company’s ImprimisRx business.

We have reduced the Park compounded product formulary to seven base formulations, based on factors including unit order volumes, revenues and gross margin percentages, and expect ImprimisRx to retain and re-acquire approximately half of Park’s revenue after a transitionary period within about six to twelve months.

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2019 and 2018, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Variance	2019	2018	Variance
Product sales, net	$12,748,000	$10,729,000	$2,019,000	$38,540,000	$29,958,000	$8,582,000
License revenues	7,000	10,000	(3,000)	21,000	30,000	(9,000)
Total revenues	$12,755,000	$10,739,000	$2,016,000	$38,561,000	$29,988,000	$8,573,000

The increase in revenues between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology-related pharmaceutical compounded formulations. Our gross ophthalmology-related sales were approximately $12,263,000 and $35,337,000 for the three and nine months ended September 30, 2019, compared to $8,860,000 and $24,102,000 during the same periods last year, respectively. Net revenues generated from NJOF totaled $8,860,000 and $24,102,000 during the three and nine months ended September 30, 2019, respectively, and $6,378,000 and $16,876,000 during the three and nine months ended September 30, 2018, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Variance	2019	2018	Variance
Cost of sales	$4,061,000	$4,191,000	$(130,000)	$13,184,000	$12,419,000	$765,000

The decrease in our cost of sales during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was largely attributable to improved utilization of capacity at our compounding facilities. The increase in our cost of sales during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was largely attributable to an increase in unit volumes sold.

Gross Profit and Margin

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Variance	2019	2018	Variance
Gross Profit	$8,694,000	$6,548,000	$2,146,000	$25,377,000	$17,569,000	$7,808,000
Gross Margin	68%	61%	7%	66%	59%	7%

The increase in gross profit and gross margin between periods is largely attributable to increased efficiencies in our production process, extension of beyond using dating, or BUD, of some of our products, utilization of capacities as a result of increased output and unit volumes and an increase in sales prices.

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

The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Variance	2019	2018	Variance
Selling, general and administrative	$8,608,000	$6,964,000	$1,644,000	$25,399,000	$20,231,000	$5,168,000

The increase in selling, general and administrative expenses between periods was largely attributable to increased sales commission amounts, severance costs associated with the Park Restructuring and legal expenses incurred associated with ongoing litigation.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Variance	2019	2018	Variance
Research and development	$444,000	$233,000	$211,000	$1,659,000	$392,000	$1,267,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies for new ophthalmic formulations and clinical programs related to our drug development segment during the three and nine months ended September 30, 2019.

Impairment and Disposal of Long-Lived Assets

During the three and nine months ended September 30, 2019, we recorded a loss of $4,040,000 related to the impairment and disposal of long-lived assets. $3,781,000 of these costs were related to the Park Restructuring and $259,000 of these expenses were related to the impairment of patents and patent-applications related to a terminated asset purchase agreement.

Interest Expense, net

Interest expense, net was $620,000 and $1,939,000 for the three and nine months ended September 30, 2019 compared to $705,000 and $2,039,000 during the same period last year. The decrease during the periods ending September 30, 2019 as compared to the same periods in 2018 was primarily due to interest expense recognition related to a decrease in the amortization of our capital lease obligations.

Investment Gain (Loss) from Melt, net

During the nine months ended September 30, 2019, we recorded a net gain of $4,517,000 related to our investment in Melt. We recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $1,293,000 for our share of losses based on our ownership of Melt after its deconsolidation. We began using equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest. Prior to that date, Melt’s losses were consolidated within our statements of operations.

Investment loss from Surface

During the three and nine months ended September 30, 2019, we recorded a loss of $400,000 and $904,000, respectively, for our share of losses based on our ownership of Surface. During the three and nine months ended September 30, 2018, we recorded a loss of $128,000 and $230,000, respectively, for our share of losses based on our ownership of Surface prior to its deconsolidation. During the nine months ended September 30, 2018, we recorded a gain of $5,320,000 in the deconsolidation of Surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest. Prior to that date, Surface’s losses were consolidated within our statements of operations.

Investment Gain (Loss) from Eton, net

We recorded a loss of $(5,530,000) and gain of $700,000 related to the change in fair market value of Eton’s common stock for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, we recorded a loss of $(1,032,000) and $(3,247,000), respectively, for our share of losses based on our ownership of Eton. We began recording our investment in Eton at fair market value, and ceased equity method accounting for our investment in Eton, in November 2018 following Eton’s IPO and our ownership percent falling below 20%.

Other Income (Expense), net

During the nine months ended September 30, 2019, we recorded other income, net of $630,000. This was the result of income of $630,000 related to expenses that were paid by us and will be reimbursed by Melt following its deconsolidation. During the three and nine months ended September 30, 2018, we recorded other expense, net of $255,000. This was due to a loss of $393,000 related to the impairment and write-off of a note receivable, and income of $138,000 related to expenses that were paid by us and reimbursed by Surface following its deconsolidation.

Net Loss

The following table presents our net loss for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to Harrow Health, Inc.	$(11,469,000)	$(2,514,000)	$(2,489,000)	$(3,505,000)
Net loss per share, basic and diluted	$(0.45)	$(0.12)	$(0.10)	$(0.16)

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

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at September 30, 2019 was $3,631,000, compared to $6,838,000 at December 31, 2018. Since inception through December 31, 2018, we have incurred aggregate losses of $74,211,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $3,431,000 and restricted investments of $200,000 totaling approximately $3,631,000 at September 30, 2019, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$(702,000)	$723,000
Net cash used in investing activities	(864,000)	(1,347,000)
Net cash provided by (used in) financing activities	(1,641,000)	2,720,000
Net change in cash and cash equivalents	(3,207,000)	2,096,000
Cash and cash equivalents at beginning of the period	6,838,000	4,219,000
Cash and cash equivalents at end of the year	$3,631,000	$6,315,000

Operating Activities

Net cash provided by (used in) operating activities was $(702,000), compared to $723,000 in operating activities during the same period in the prior year. The increase in net cash used in operating activities during the periods was mainly attributed to increased unit volumes and sales, and the addition of new formulations which temporarily reduced operating efficiencies.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was $(864,000) and $(1,347,000), respectively. Cash used in investing activities in 2019 and 2018, was primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2019 and 2018 was $(1,641,000) and $2,720,000, respectively. Cash used in financing activities during the nine months ended September 30, 2019 was mostly related to principal payments on our note payable and finance leases.

Sources of Capital

Our principal source of cash consists of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt and/or our other subsidiaries. We just recently began producing cash from our operations during 2018, however historically and during the three and nine months ended September 30, 2019, we have not generated sufficient revenues to support our operations and may not be able to continue to do so.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2019, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against us, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via our alleged transmittal of advertisements to our clients via facsimile. The Court approved the parties’ proposed settlement agreement in the spring of 2019 and total damages related to this case of $570,751 were paid in October 2019.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against Imprimis Pharmaceuticals, Inc., primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to Imprimis’ purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found Imprimis liable for only $48,500 in lost profit damages. In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the State of California. The injunction requires Imprimis to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. We believe we were already in compliance with its order prior to the injunction being ordered. On October 2, 2019, we and Allergan filed a joint stipulation to voluntarily dismiss each parties’ respective pending appeals arising out of the lawsuit. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. The stipulation formally resolved all pending disputes between the parties.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA, (collectively “NDS”) filed a lawsuit against us in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between us and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added a claim related to its purported termination of the APA. In October 2019, NDS voluntarily dismissed all claims related to breach of contract, leaving only claims related to the scope of the post termination obligations to be litigated. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to and the California State Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that became effective on May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park was required to, and did, surrender its California pharmacy license by August 27, 2019.

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

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served Imprimis with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, Imprimis removed the case to Federal Court and subsequently answered the complaint. The case continues to be in its early phase. We believe the claims are meritless and have previously and will continue to dispute all claims asserted against us and intend to vigorously defend against these allegations. Nonetheless, we cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Until 2018, we incurred losses in every year of our operations. As of September 30, 2019, our accumulated deficit was $(76,700,000). We could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmaceutical compounding business which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical compounding operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We currently have compounding facilities in New Jersey. We may plan to expand our pharmacy operations and personnel and developing our facilities into a unified group compounding pharmacy facilities. We have been developing “ImprimisRx” as a uniform brand for certain compounding facilities and ophthalmology focused pharmaceutical compounding business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. In addition, as we have in the past, we have purchased and operated certain pharmaceutical compounding businesses and pharmacies, and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

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

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary, Park related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against Park, we did enter into a settlement agreement with the California Board of Pharmacy and surrendered Park’s pharmacy license and ceased its sterile compounding operations. We intend to transfer approximately half of Park’s business to our New Jersey based pharmacy. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park, the loss of Park’s ability to compound sterile formulations could have an adverse impact on our ability to implement our business plan in a timely manner.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as with drug candidates being developed by Stowe, Radley, Mayfield, Melt, and Surface, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Part I - Item 4 of this Quarterly Report, our management concluded that our internal controls over financial reporting were effective as of September 30, 2019. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Asset Purchase Agreement, dated July 26, 2019, by and between Park Compounding, Inc. and Noice Rx, LLC.

10.2*	Loan Agreement, dated July 26, 2019, by and between Park Compounding, Inc. and Noice Rx, LLC.

10.3*	License Agreement, dated July 28, 2019, among Mayfield Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Gyneconix, LLC.

10.4*	License Agreement, dated July 29, 2019, among Stowe Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Ophthalnix, LLC.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: November 13, 2019	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

