Form 10-K
period 2019-12-31
HARROW HEALTH, INC.
filed 2020-03-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35814

HARROW HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

102 Woodmont Blvd., Suite 610

Nashville, TN 37205

(Address of Principal Executive Offices)(Zip Code)

(615) 733-4730

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	HROW	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $205 million, based on the closing price of $8.70 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 12, 2020, there were 25,526,931 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference in Part III of this annual report on Form 10-K (Annual Report), to the extent stated herein.

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “Harrow”, “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our prior acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

PART I

ITEM 1. BUSINESS

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, we founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). During 2020, we intend to launch a new business and subsidiary called Visionology. We also own royalty rights in various drug candidates being developed by Surface, Melt, Radley and Mayfield. We intend to continue to create and hold equity and royalty rights in new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer to over 7,000 physician customers and their patients critical medicines to meet their needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (or cGMPs) or other U.S. Food and Drug Administration (“FDA”) guidance documents, in our FDA-registered NJOF outsourcing facility.

Visionology

Visionology is expected to be an online eye health platform, trusted by both physicians and patients. In addition to allowing physicians to communicate with pharmacists, and patients to communicate with physicians, it will offer a variety of high quality, affordable, chronic care ophthalmic pharmaceutical products using a state of the art proprietary IT platform. We expect to launch a proof-of-concept model for Visionology in the first half of 2020 within a certain region of the U.S., and if successful, expand the launch on a nationwide basis later in 2020 and 2021.

Ophthalmology Market

For any ocular procedure, a surgeon may require drugs for sedation, dilation, and inflammation and infection prevention. The cataract surgery market continues to experience significant growth. According to a 2018 iData report, 3.7 million cataract surgeries were performed in the U.S. in 2017. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and reach more than 50 million by 2050. In addition to the 3.7 million cataract surgeries performed annually in the U.S., the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

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

Dry eye occurs when the eye does not produce enough tears, or when the tears are not of the correct consistency and evaporate too quickly. Inflammation of the surface of the eye may also occur. We believe that dry eye disease, or DED, affects over 30 million people in the U.S., and a major epidemiological study, the Beaver Dam Offspring Study, published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, DED was self-reported by 14.5% of the patients. According to a 2017 Market Scope report, the global dry eye treatments market is expected to grow from $3.7 billion in 2017 to $4.9 billion in 2022. Dry eye is among the most common conditions seen by eye care professionals.

Presbyopia is the normal loss of near focusing ability that occurs with age. Most people begin to notice the effects of presbyopia sometime after age 40, when they start having trouble seeing small print clearly. According to an American Academy of Ophthalmology report from 2018, there are an estimated 1.8 billion people worldwide who suffer from presbyopia, with eye glasses (more commonly referred to as, “readers”) being the most common treatment option. Based on our understanding, there are currently four eyedrops currently undergoing clinical trials/development in the U.S. aiming to be first to market topical eye drops to treat the symptoms associated with presbyopia. We believe most of these are designed to enhance depth of field via a “pinhole effect” and in one case to reduce lens stiffening; and some of these medications could be synergistic with each other or combined with refractive surgery to enhance outcomes. However, as of the date of this Annual Report, none of these drug candidates has received market approval from the FDA.

Pharmaceutical Compounding Businesses

Pharmaceutical Compounding

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the FDA (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized pharmaceutical preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s needs. In many cases, compounded drugs, such as ours, have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

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

We operate two compounding facilities located in Ledgewood, New Jersey. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”), is a licensed pharmacy operating under Section 503A of the FDCA. All products that we sell, produce and dispense are made in the United States.

We believe that, with our current compounding pharmacy facilities and licenses and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the potential growth in demand we are targeting. We plan to invest in one or more of our facilities to further their capacity and efficiencies. Also, we may seek to access greater pharmacy and production related redundancy and markets through acquisitions, partnerships or other strategic transactions.

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface, Melt, Mayfield and Radley and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018 and 2019, we formed and created subsidiaries named Radley, Mayfield, and Stowe, which we intend to operate similar to Eton, Surface and Melt. In addition, we intend to create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

Consolidated Businesses

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

We own 2,500,000 shares of Stowe common stock, and control 70% of the equity and voting interests issued and outstanding of Stowe at December 31, 2019. We recently agreed to terms with an experienced, ophthalmology focused life science executive to be the CEO of Stowe which would be become effective following a deconsolidating transaction, which we are currently pursuing.

Mayfield Pharmaceuticals, Inc.

Mayfield, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on consequential products that address the conspicuous unmet needs of patients. Its development programs focus on using known molecules in dosage forms for new indications, and by developing new chemical entities with known mechanisms of action. Mayfield recently licensed worldwide rights to a first-in-class antimicrobial drug candidate, called MAY-66, which is being studied to treat recurrent bacterial vaginosis. In February 2019, Mayfield acquired drug formulation assets and intellectual property, including three recently issued patents, for MAY-44, a drug candidate for the treatment of dyspareunia, or pain experienced by women during sexual intercourse. In addition to MAY-44, Mayfield is also developing MAY-88 for patients suffering from interstitial cystitis, which it will acquire from Harrow at the closing of a deconsolidating transaction.

We own 2,500,000 shares of Mayfield common stock, and control 70% of the equity and voting interests issued and outstanding of Mayfield at December 31, 2019. We are currently pursuing a deconsolidating transaction for Mayfield. Once deconsolidated, we expect Mayfield to be run by an experienced life science executive, that we have recently contracted with.

Radley Pharmaceuticals, Inc.

Radley, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on the development of proprietary 505(b)(2) drug candidates focused on rare diseases. Radley currently has three drug programs in its pipeline. During January 2020, and prior to initiating significant development activities and costs related to these drug programs, we met with the FDA to establish and understand the expected clinical and regulatory path to approval for Radley’s lead drug program. Conceptually, the FDA agreed with our clinical program design, and we are currently considering options related to the next steps of the drug candidates development. We are also pursuing investigator-initiated studies for some of Radley’s drug candidates with two well-known healthcare institutions based in the New York and Boston areas. We believe this approach will allow us to better understand and weigh the economic costs, clinical feasibility and potential benefits associated with pursuing development activities associated with these drug programs. Radley is also pursuing additional asset acquisition and licensing opportunities with a focus in oncology-related therapies.

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

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which is less than 20% of the equity and voting interests issued and outstanding of Eton as of December 31, 2019.

Surface Pharmaceuticals, Inc.

Surface is a development-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Harrow entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Surface’s patent-pending topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Harrow board member and Surface’s chairman of the board, renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with dry eye disease, or DED.

During the fourth quarter of 2019, Surface filed an Investigational New Drug Application (“IND”) for its drug program SURF-201. SURF-201 is a novel steroid topical eye drop drug candidate for treating pain and inflammation post-ocular surgery. Surface expects to submit an IND for its lead drug candidate, SURF-100, during the first half of 2020, for treating signs and symptoms associated with chronic dry eye disease. We expect Surface to release certain clinical data related to these programs near the end of 2020 and beginning of 2021.

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which we estimate is approximately 30% of the issued and outstanding equity and voting interests as of December 31, 2019.

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

MELT-100 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt is expecting to file an IND and begin its clinical program for MELT-100 in the summer of 2020, and if successful, begin enrollment for its Phase 3 studies for MELT-100 during 2021.

In January 2019, Melt closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt which we estimate is approximately 44% of the issued and outstanding equity and voting interests as of December 31, 2019.

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

During 2017 through 2019, we entered various sales and marketing agreements, with certain organizations to provide exclusive sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with our ophthalmic compounded formulations. Under the terms of the sales and marketing agreements, we are required to make commission payments to equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, we are required to make periodic milestone payments to certain organizations in shares of the our restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. We believe these sales and marketing agreements will accelerate launches of our new ophthalmology programs and limit our initial capital requirements commonly associated with new product launches and increased sizes of sales forces.

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

Reimbursement Options and Pricing Optimization

Our proprietary ophthalmic pharmaceutical compounded formulations are primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including the Centers for Medicare & Medicaid Services (“CMS”), are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted formal labeling approval. Further, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2012 (collectively, the “Health Care Reform Law”) may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

Additionally, we are making efforts to receive reimbursement and/or optimize the pricing for some of our currently available pharmaceutical compounded formulations, including applying for transitional pass-through reimbursement status for one of our formulations. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing CMS spending. We expect to hear from CMS before July 1, 2020, if we will be granted pass-through status for these formulations. Any efforts to attain optimized pricing or reimbursement for these or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of February 29, 2020, we owned and/or licensed fourteen U.S. issued patents, five international issued patents, and 30 U.S. patent applications, including 26 utility (including continuation, continuation-in-part and divisional) and three provisional patent applications, and we owned seven international patent applications filed under the Patent Cooperation Treaty and 42 foreign patent applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of February 29, 2020, we had, on a worldwide basis, 186 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks including, but not limited to: Imprimis®, ImprimisRx®, Harrow Healthtm, Dropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, MKO Melt™, and Simple Dropstm. We may choose to pursue trademark protection in other jurisdictions for any one or more of these or other marks in the future.

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

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (“HIPAA”); the Health Care Reform Law; statutes and regulations of the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. The regulatory and quality compliance environment for compounded drugs has become significantly more rigorous, complex and strict since the passage of The Drug Quality and Security Act of 2013. The complexity of the current state and federal regulatory environment, as well as the expected continued evolution of state and federal laws governing pharmaceutical compounding, have and will continue to present potentially significant challenges to our business model and the fulfillment of our mission as a company. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

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

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can distribute interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. In January of 2018, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The Revised MOU will also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until the Revised MOU is issued and presented to states to consider, the extent of interstate distribution restrictions imposed by Section 503A is unknown. However, the FDA has continued to state its position that it does not intend to enforce the 5% out of state distribution limit set forth in the law for compounders until a final MOU is made available for a state’s signature. The FDA has proposed a 180 day grace period for states to agree to the final MOU after the final version is presented, which to date has not occurred, before it would begin to enforce the 5% rule. If the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, our pharmacy operations could be materially limited.

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

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distributing them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. In January 2017, the FDA issued an Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the FFDCA (“Interim Policy”) that informs stakeholders about how the FDA intends to exercise its enforcement discretion for compounding with those substances on a “Category 1 list” while the agency compiles and evaluates its clinical needs list, as well as in March 2019 the FDA issued guidance for industry Evaluation of Bulk Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug and Cosmetic Act, which further describes FDA’s policy for evaluating bulk drug substances nominated for use in compounding by outsourcing facilities. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations in NJ are governed by Section 503A of the FDCA, and our NJ based outsourcing facility is governed by Section 503B of the FDCA.

In two recent California federal court decisions, Allergan USA, Inc. v. Prescribers Choice, Inc. and Allergan USA, Inc. v. Imprimis Pharmaceuticals, Inc., the Court made rulings which impact 503B and 503A facilities operating in and shipping to the state of California. In the Prescribers Choice case, the Court determined that while the FDA’s interim policies do not override the statutory obligations of the DQSA, the Court supported the FDA’s authority and flexibility as it determines what clinical needs exist and finalizes the bulk drug substances list. The Court would not hold a party liable under California’s Sherman Food, Drug and Cosmetic Law (“Sherman Law”) for selling, delivering, or giving away any new drug that has not been approved by the California Department of Health Services or FDA if that party has complied with the FDA’s Interim Policy. In other words, it is not unlawful in California to utilize bulk drugs appearing on the Category 1 list while the FDA finalizes its clinical needs list. In the Imprimis Pharmaceuticals case, the Court made clear that its rulings related to violations of California’s Unfair Competition Law (“UCL”) (Cal. Bus. Prof. Code §17200) were limited in geographical scope to drugs prepared in, dispensed from within or shipped to the State of California. With respect to 503A facilities, the Court followed FDA’s guidance allowing compounding pharmacies to ship more than 5% of its medications out of state while finalizing the MOUs. It further held that 503A facilities operating within or shipping into the state of California must follow statutory guidance found in 21 U.S.C. 353(a). With respect to the statutory guidance related to compounding in response to valid prescription orders, the Court added a requirement that the valid prescription order must contain language that “an FDA-approved drug is not medically appropriate.” The practical effect of these two rulings is that 503A and 503B facilities operating within or shipping drugs into the State of California now have clear guidance as to what is, and is not, lawful behavior with respect the California’s UCL and Sherman Law.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states and certain other countries have enacted privacy and security laws that protect identifiable patient information that is not health-related. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. The CCPA will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our compounded formulations are sold in cash transactions and the customers decide whether or not to seek reimbursement opportunities from Medicare, Medicaid and other third parties. We work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations, and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. In February 2020, we applied to CMS for transitional pass-through payment status for one of our compounded formulations, and may apply for transitional-pass through payment status of an additional compounded formulation later this year, however, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Care Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

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

Research and Development Expenses

Our research and development expenses incurred in 2019 and 2018 primarily include expenses related to the development of intellectual property, researcher and investigator-initiated evaluations, and research and formulation development related primarily to our ophthalmic formulations and certain other assets, in addition to costs associated with our drug candidate development programs.

During the year ended December 31, 2019, we incurred $2,083,000 in research and development expenses, compared to $825,000 during the year ended December 31, 2018.

Financial Information About Segments and Geographic Areas

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments will be based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx business; and (ii) our start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for our segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

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

See Note 18 to our consolidated financial statements included in this Annual Report for more information about our reportable segments.

Employees

As of March 6, 2020, we employed 133 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis.

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

During the summer of 2019, we relocated our executive office previously based in San Diego, California to its current location at 102 Woodmont Blvd., Suite 610, Nashville, Tennessee and our telephone number at such office is (615) 733-4730. Our website address is harrowinc.com. Information contained on our website is not deemed part of this Annual Report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

Until 2018, we incurred losses in every year of our operations, and we may not be profitable in the future.

Until 2018, we incurred losses in every year of our operations. As of December 31, 2019, our accumulated deficit was $(74,043,000). Our current projections indicate that we will have operating income and/or net income during 2020; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmaceutical compounding business which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical compounding operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We sell our proprietary formulations primarily through pharmaceutical compounding facilities we own, but we may not be successful in our efforts to integrate these businesses into our operations.

We currently have two compounding facilities in New Jersey. We may plan to expand our pharmacy operations and personnel and developing our facilities into a unified group compounding pharmacy facilities. We have developed “ImprimisRx” as a uniform brand for our compounding facilities and ophthalmology focused pharmaceutical compounding business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. In addition, as we have in the past, we have purchased and operated certain pharmaceutical compounding businesses and pharmacies, and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

●	we have experienced delays and increased costs in relation to expansion efforts;

●	we may not be able to satisfy applicable federal and state licensing and other requirements for any of our pharmacy businesses in a timely manner or at all;

●	changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly;

●	we may be unable to achieve or maintain a sufficient physician and patient customer base to sustain our pharmacy operations;

●	market acceptance of compounding pharmacies generally may be curtailed or delayed; and

●	we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms or at all.

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

In August 2017, the FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and are taking steps to address the items outlined in the FDA letter. In June 2019, our outsourcing facility was issued a warning letter related to an April 2017 inspection and our use of certain active pharmaceutical ingredients in our compounded medications. We responded to the warning letter in July 2019. We will continue to work with the FDA to assure that all allegations in the warning letters have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s warning letters and those related to the MedWatch notification (and any other requirements observed by FDA and noted to us), and we do not believe there will be any further action taken by FDA in these matters. Nonetheless, these items increased further scrutiny and negative publicity on us as a company. At times, we have become aware of negative views of regulators related to certain formulations, and as a result discontinued compounding certain drug formulations in an attempt help mitigate potential regulatory risk. As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal proscriptions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If one of our pharmacies, or with which we may partner is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary Park related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against Park, we did enter into a settlement agreement with the California Board of Pharmacy and surrendered Park’s pharmacy license and ceased its sterile compounding operations. We have transferred approximately half of Park’s business to our New Jersey based pharmacy. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park, the loss of Park’s ability to compound sterile formulations could have an adverse impact on our ability to implement our business plan in a timely manner.

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

Further, under federal law, Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard MOU with each state setting forth limits on shipments of interstate compounding. Previously, the draft MOU presented by the FDA in February 2015 intended to limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, the excess of which the FDA considered an “inordinate amount.” The FDA stated in the guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final MOU and made it available to states for signature for some designated period of time. If the final MOU was drafted and released by the FDA and was not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy; however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA had historically stated that it would not enforce the 5% rule until a final MOU was made available to states for signature. The FDA originally proposed a 180-day period for states to agree to the final MOU after the final version was presented, which to date has not occurred, before it would begin to enforce the 5% rule. In January of 2018, the FDA released the 2018 Compounding Plan which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the current status of the MOU and the FDA’s plan to release the Revised MOU. Pursuant to the statements in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The Revised MOU will also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until the Revised MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, our pharmacy operations could be materially limited. Additionally, the permanent injunction entered on July 22, 2019, by the United States District Court of the Central District of California in the Allergan litigation (also referenced in Item. 3 Legal Proceedings), enjoins the Company from engaging in activities that are inconsistent with current FDA guidelines for 503A and 503B operations. While the Company believes its operations fully comply with the injunction, if the Court were to find the Company to be in violation of the injunction, further sanctions including fines and limitations on the pharmacies’ operations could occur.

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

Currently, our ImprimisRx compounding pharmacies operate on mostly a cash-pay basis and do not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors. As part of our Imprimis Cares initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations. We have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Care Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

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

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instrument with SWK Funding LLC (“SWK”) contain various restrictive covenants, including, among others, our obligation to deliver to SWK certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without SWK’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, SWK may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date, if an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. For example, the CCPA became effective on January 1, 2020 and gave California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA-protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the GDPR in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. We anticipate that over time we may expand our business to include operations outside of the United States. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our proprietary formulations could be delayed, and our pharmacy operations could be disrupted, subject to restriction or forced to terminate their operations, any of which could severely harm our business and prospects.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as drug candidates that we have royalty interests in that are being developed by Radley, Mayfield, Melt, and Surface, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Historically, our business strategy was focused on developing and commercializing product opportunities as compounded formulations. In 2018 and 2019, and in the future we, alone or with project partners, may seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. Obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a drug candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any potential drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a drug candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a drug candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the drug candidate.

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

Our drug candidates are in the early stages of clinical development. We do not generate revenues from any FDA approved drug products. We expect to submit an IND or foreign equivalent to the FDA or international regulatory authorities seeking approval to initiate our clinical trials in humans in the United States or other countries yet to be determined. We plan on submitting our clinical trial protocols and receive approvals from the FDA and international regulatory authorities before we can commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any drug candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our drug candidates, which may never occur.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our drug candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our drug candidates not commercially viable. For example, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for any of our drug candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our drug candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our drug candidates.

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

In the United States, the Medicare Modernization Act (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

We also intend to seek data exclusivity or market exclusivity for our drug candidates provided under the FDCA, and similar laws in other countries. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving NDAs for drugs containing the original active agent. Even if our drug candidates are considered to be reference products eligible for three years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the FDCA could result in a shorter exclusivity period for our drug candidates, which would have a material adverse effect on our business.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products. Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could effect our supply chain. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our drug candidates, increase our cost of goods sold and result in lost sales.

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

Our Chief Executive Officer, Mark L. Baum, has played a primary role in creating and developing our current business model. Further, Mr. Baum has played a primary role in securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We are highly dependent on Mr. Baum for the implementation of our business plan and the future development of our assets and our business, and the loss of Mr. Baum’s services and leadership would likely materially adversely impact our Company. We presently maintain key man insurance for Mr. Baum. In addition, our loan agreement identifies other key persons including, but not limited to, our Chief Financial Officer, Andrew R. Boll, and the President of ImprimisRx, John P. Saharek.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel to pursue our current business model. To achieve our planned growth, we may have significant difficulty attracting and retaining necessary employees. Because of the specialized nature of our business, the ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. There is intense competition to hire qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 novel coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could have a material adverse effect on our business.

Risks Related to Our Common Stock

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2019. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 10,200 square feet of office space in San Diego, California, the current lease term for which expires on December 31, 2021 and includes an option to extend the lease through December 31, 2026. This office generally supports the sales, general and administrative functions of ImprimisRx.

We lease approximately 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey, in two separate suites. The current lease term expires on July 31, 2024 and includes options to extend the lease term through 2034. This space serves as an outsourcing facility and pharmacy for ImprimisRx.

We lease approximately 4,500 square feet of lab and office space in Irvine, California. The current lease term expires on December 31, 2020. This space is currently vacant and we expect to sublease it during 2020.

We lease approximately 5,500 square feet of office space in Nashville, Tennessee. The current lease term expires on December 31, 2024 and includes options to extend the lease term through 2034. This office serves as our corporate headquarters.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. The Court approved the parties’ proposed settlement agreement in the spring of 2019. During the year ended December 31, 2018, the Company accrued $640,000 for expected damages related to this matter and the proposed settlement amount. As a result of the low claim rate of approximately 1.4%, the Company’s total damages were $571,000, which was paid in October 2019. This formally resolved all known disputes between the parties.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to the Company’s purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found the Company liable for only $48,500 in lost profit damages, which was accrued as an expense during the period ended December 31, 2019. In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the state of California. The injunction requires the Company to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. The Company believes it was already in compliance with the order, prior to the injunction being ordered. On October 2, 2019, Allergan and the Company filed a joint stipulation to voluntarily dismiss each parties’ respective pending appeals arising out of the lawsuit. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all known disputes between the parties.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to, and the California State Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that became effective on May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park was required to, and did, surrender its California pharmacy license by August 27, 2019. This formally resolved all known disputes between the parties.

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added a claim related to its purported termination of the APA. In October 2019, NDS voluntarily dismissed all claims related to breach of contract, leaving only claims related to the scope of the post-termination obligations to be litigated. NDS is seeking unspecified damages, interest, attorney’s fees and other costs. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation and, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick (collectively “Erick”), filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. Erick is seeking unspecified damages, interest, attorney’s fees and other costs. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served the Company with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, the Company removed the case to Federal Court and subsequently answered the complaint. On January 24, 2020, the plaintiffs and the Company filed a joint stipulation, and the case was dismissed with prejudice. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all known disputes between the parties as connected to this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “HROW”.

Holders

As of March 6, 2020, there were approximately 103 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. Further, our SWK loan agreement, described in Note 12 to our consolidated financial statements included in this Annual Report, restricts our ability to pay cash dividends on our common stock.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes contained in this annual report on Form 10-K (Annual Report). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States (GAAP). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in the “Risk Factors” section and elsewhere in this Annual Report.

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company”, “Harrow” “we”, “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., Imprimis Rx NJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, Radley Pharmaceuticals, Inc., Stowe Pharmaceuticals, Inc. and Mayfield Pharmaceuticals, Inc.

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, we founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). During 2020, we intend to launch a new business and subsidiary called Visionology. We also own royalty rights in various drug candidates being developed by Surface, Melt, Radley and Mayfield. We intend to continue to create and hold equity and royalty rights in new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

ImprimisRx

ImprimisRx is our ophthalmology focused pharmaceutical compounding business. We offer to over 7,000 physician customers and their patients critical medicines to meet their needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (or cGMPs) or other U.S. Food and Drug Administration (“FDA”) guidance documents, in our FDA-registered NJOF outsourcing facility.

Visionology

Visionology is expected to be an online eye health platform, trusted by both physicians and patients. In addition to allowing physicians to communicate with pharmacists, and patients to communicate with physicians, it will offer a variety of high quality, affordable, chronic care ophthalmic pharmaceutical products using a state of the art proprietary IT platform. We expect to launch a proof-of-concept model for Visionology in the first half of 2020 within a certain region of the U.S., and if successful, expand the launch on a nationwide basis later in 2020 and 2021.

Pharmaceutical Compounding Businesses

Pharmaceutical Compounding

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the FDA (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized pharmaceutical preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s needs. In many cases, compounded drugs, such as ours, have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

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

We operate two compounding facilities located in Ledgewood, New Jersey. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”), is a licensed pharmacy operating under Section 503A of the FDCA. All products that we sell, produce and dispense are made in the United States.

We believe that, with our current compounding pharmacy facilities and licenses and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the potential growth in demand we are targeting. We plan to invest in one or more of our facilities to further their capacity and efficiencies. Also, we may seek to access greater pharmacy and production related redundancy and markets through acquisitions, partnerships or other strategic transactions.

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface, Melt, Mayfield, Stowe and Radley and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018 and 2019, we formed and created subsidiaries named Radley, Mayfield, and Stowe, which we intend to operate similar to Eton, Surface and Melt. In addition, we intend to create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

Consolidated Businesses

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

We own 2,500,000 shares of Stowe common stock, and control 70% of the equity and voting interests issued and outstanding of Stowe at December 31, 2019. We recently agreed to terms with an experienced, ophthalmology focused life science executive to be the CEO of Stowe which would be become effective following a deconsolidating transaction, which we are currently pursuing.

Mayfield Pharmaceuticals, Inc.

Mayfield, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on consequential products that address the conspicuous unmet needs of patients. Its development programs focus on using known molecules in dosage forms for new indications, and by developing new chemical entities with known mechanisms of action. Mayfield recently licensed worldwide rights to a first-in-class antimicrobial drug candidate, called MAY-66, which is being studied to treat recurrent bacterial vaginosis. In February 2019, Mayfield acquired drug formulation assets and intellectual property, including three recently issued patents, for MAY-44, a drug candidate for the treatment of dyspareunia, or pain experienced by women during sexual intercourse. In addition to MAY-44, Mayfield is also developing MAY-88 for patients suffering from interstitial cystitis, which it will acquire from Harrow at the closing of a deconsolidating transaction.

We own 2,500,000 shares of Mayfield common stock, and control 70% of the equity and voting interests issued and outstanding of Mayfield at December 31, 2019. We are currently pursuing a deconsolidating transaction for Mayfield. Once deconsolidated, we expect Mayfield to be run by an experienced life science executive, that we have recently contracted with.

Radley Pharmaceuticals, Inc.

Radley, a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company focused on the development of proprietary 505(b)(2) drug candidates focused on rare diseases. Radley currently has three drug programs in its pipeline. During January 2020, and prior to initiating significant development activities and costs related to these drug programs, we met with the FDA to establish and understand the expected clinical and regulatory path to approval for Radley’s lead drug program. Conceptually, the FDA agreed with our clinical program design, and we are currently considering options related to the next steps of the drug candidates development. We are also pursuing investigator-initiated studies for some of Radley’s drug candidates with two well-known healthcare institutions based in the New York and Boston areas. We believe this approach will allow us to better understand and weigh the economic costs, clinical feasibility and potential benefits associated with pursuing development activities associated with these drug programs. Radley is also pursuing additional asset acquisition and licensing opportunities with a focus in oncology-related therapies.

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

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which we estimate is less than 20% of the equity and voting interests issued and outstanding of Eton as of December 31, 2019.

Surface Pharmaceuticals, Inc.

Surface is a development-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases and is seeking FDA approval for the commercialization of its drug candidates through the Section 505(b)(2) regulatory pathway under the FDCA. In 2017 and amended in April 2018, Harrow entered into asset purchase and license agreements (the “Surface License Agreements”) and transferred to Surface its current drug pipeline, which consists of three proprietary drug candidates. Surface’s patent-pending topical eye drop drug candidates, SURF-100 and SURF-200, utilize a patented delivery vehicle known as Klarity Drops (“Klarity”), that was invented by Harrow board member and Surface’s chairman of the board, renowned ophthalmologist Dr. Richard Lindstrom. Klarity is designed to protect and rehabilitate the ocular surface pathology for patients with dry eye disease, or DED.

During the fourth quarter of 2019, Surface filed an investigational new drug application (“IND”) for its drug program SURF-201. SURF-201 is a novel steroid topical eye drop drug candidate for treating pain and inflammation post-ocular surgery. Surface expects to submit an IND for its lead drug candidate, SURF-100, during the first half of 2020, for treating signs and symptoms associated with chronic dry eye disease. We expect Surface to release certain clinical data related to these programs near the end of 2020 and beginning of 2021.

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which we estimate is approximately 30% of the equity and voting interests as of December 31, 2019.

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

MELT-100 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt is expecting to file an IND and begin its clinical program for MELT-100 in the summer of 2020, and if successful, begin enrollment for its Phase 3 studies for MELT-100 during 2021.

In January 2019, Melt closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. We own 3,500,000 shares of Melt common stock, which we estimate is 44% of the equity and voting interests issued and outstanding of Melt as of December 31, 2019.

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

Reimbursement Options

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-payor payors in order to make our formulations available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance and opportunity for our formulations may be limited.

On August 30, 2019, CMS issued an update to the Hospital Outpatient Prospective Payment System, with an effective date of October 1, 2019 (the “MLN Update”). The MLN Update included clarification on guidance for intraocular or periocular injections of combinations of anti-inflammatory drugs and antibiotics, including the family of Dropless® formulations made and sold by ImprimisRx. Specifically, the MLN Update stated that nothing in the current CMS policy is intended to preclude physicians or other professionals from discussing the potential benefits and drawbacks of Dropless Therapy® formulations with their patients, and to prescribe them if the patient so elects.

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

Mayfield Pharmaceuticals MAY-44 Asset Purchase Agreement

Mayfield and Harrow acquired the intellectual property associated with MAY-44 in January 2019 from Elle Pharmaceutical LLC in exchange for $25,000, with an additional $175,000 due upon third party financing of Mayfield, 1,000,000 shares of Mayfield common stock and a 7.5% royalty rate on sales of the product. In February 2020, Mayfield entered into a common stock purchase agreement with Elle to re-acquire 650,000 shares of Mayfield common stock from Elle for a total purchase price of $1,000.

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

In addition to the terms described above, the Amendment joined our recently created subsidiaries to the SWK Loan and added definitions related to excluded subsidiaries that are not considered co-borrowers and are subsidiaries which we believe will eventually be deconsolidated from our financials and we will lose 50% or more of the equity interests of the subsidiary.

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

Stowe License

In July 2019, Stowe entered into a License Agreement (the “Stowe License”) with TGV, to acquire intellectual property rights for use in the ophthalmology and optic health fields, related to Stowe’s proprietary drug candidate STE-006. The Stowe License provides that TGV will cooperate with Stowe in transferring all embodiments of the intellectual property (including know-how) related to the Stowe License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Stowe will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the Stowe License, Stowe is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Stowe in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Stowe issued 1,750,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of STE-006 and any related products based on the licensed intellectual property.

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

Following closure of the Park pharmacy, the Company elected to restructure the Park business and facilitate the transition of certain compounded formulations and related equipment from Park to the Company’s New Jersey-based compounded pharmaceutical production facilities (the “Park Restructuring”). As a result of the Park Restructuring, the Company incurred non-cash impairment costs of approximately $3,781,000 related to assets held at Park, primarily associated with property, plant, equipment, goodwill and other intangible assets and, in addition, to incur approximately $480,000 in one-time costs related to severance packages and other costs associated with the Park Restructuring, during the year ended December 31, 2019. Since the Park Restructuring, all compounding business has been consolidated into the Company’s ImprimisRx business.

We have reduced the Park compounded product formulary to seven base formulations, based on factors including unit order volumes, revenues and gross margin percentages. During the first quarter of 2020, we believe ImprimisRx was able to retain and re-acquire approximately half of Park’s historical revenue.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period.

Comparison of Years Ended December 31, 2019 and 2018

Revenues

Our revenues include amounts recorded from sales of proprietary and non-proprietary pharmaceutical compounded drug formulations and revenues received from royalty and milestone payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2019 and 2018:

	For the year ended
	December 31,		$
	2019	2018	Variance
Product sales, net	$51,137,000	$41,334,000	$9,803,000
License revenues	28,000	38,000	(10,000)
Total revenues	$51,165,000	$41,372,000	$9,793,000

The increase in revenue between periods was largely attributable to increased sales of our proprietary formulations and furtherance of our ophthalmology related compounded formulations. Our gross ophthalmology related sales were approximately $47,692,000 for the year ended December 31, 2019, compared to $34,135,000 in 2018. Net revenues generated from our New Jersey based outsourcing facility (“NJOF”) (which include certain ophthalmology related sales) totaled $33,240,000 for the year ended December 31, 2019, compared to $22,490,000 in 2018.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2019 and 2018:

	For the year ended
	December 31,		$
	2019	2018	Variance
Cost of sales	$16,749,000	$16,521,000	$228,000

The increase in our cost of sales between periods was largely attributable to an increase in the volume of unit sales of our formulations and products and our associated costs of such sales.

Gross Profit and Margin

	For the year ended
	December 31,		$
	2019	2018	Variance
Gross Profit	$34,416,000	$24,851,000	$9,565,000
Gross Margin	67.3%	60.1%	7.2%

The increase in gross profit and gross margin between periods is largely attributable to increased efficiencies in our production process and increased utilization of capacities as a result of increased output, in particular, at NJOF and increased per unit sales prices. We estimate gross margins at NJOF were greater than 70% during 2019.

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

The following presents our selling, general and administrative expenses for the year ended December 31, 2019 and 2018:

	For the year ended
	December 31,		$
	2019	2018	Variance
Selling, general and administrative	$33,096,000	$29,243,000	$3,853,000

The increase in general and administrative expenses between periods was largely attributable to increased sales commission amounts and costs related to the operations of Mayfield, Radley and Stowe.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the years ended December 31, 2019 and 2018:

	For the year ended
	December 31,		$
	2019	2018	Variance
Research and development	$2,083,000	$825,000	$1,258,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies with our ImprimisRx subsidiary and the clinical development programs for our subsidiaries Radley, Mayfield and Stowe that occurred during the year ended December 31, 2019.

Impairment and Disposal of Long-Lived Assets

During the year ended December 31, 2019, we recorded a loss of $4,040,000 related to the impairment and disposal of long-lived assets. $3,781,000 of these costs were related to the Park Restructuring and $259,000 of these expenses were related to the impairment of patents and patent-applications related to a terminated asset purchase agreement.

Interest Expense, net

Interest expense, net was $2,500,000 for year ended December 31, 2019 compared to $2,728,000 in 2018. The decrease during the year ending December 31, 2019 compared to 2018 was primarily due to interest expense recognition related to a decrease in the amortization of our finance lease obligations.

Investment Gain (Loss) from Melt, net

During the year ended December 31, 2019, we recorded a net gain of $3,968,000 related to our investment in Melt. We recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $(1,842,000) for our share of losses based on our ownership of Melt after its deconsolidation. We began using equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest. Prior to that date, Melt’s losses were consolidated within our statements of operations.

Investment Gain (Loss) from Surface

During the year ended December 31, 2019, we recorded a loss of $1,200,000 for our share of losses based on our ownership of Surface. During the year ended December 31, 2018, we recorded a loss of $(373,000) for our share of losses based on our ownership of Surface prior to its deconsolidation. During the year ended December 31, 2018, we recorded a gain of $5,320,000 in the deconsolidation of Surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest. Prior to that date, Surface’s losses were consolidated within our statements of operations.

Investment Gain (loss) from Eton, net

During the year ended December 31, 2018, our ownership of Eton fell below 20% and we ceased accounting for our investment in Eton under equity method accounting, and we recorded investment income of $21,420,000 related to the fair market value of the 3,500,000 shares of Eton common stock we hold, based on the closing price of Eton common stock of $6.12 per share as of December 31, 2018. Prior to the November 2018 IPO, we recorded a loss of $3,507,000 for our share of losses based on our ownership of Eton. We recorded a gain of $3,780,000 related to the change in fair market value of Eton’s common stock based on the closing price of Eton common stock of $7.20 per share as of December 31, 2019.

Other Income (Expense), net

During the year ended December 31, 2019, we recorded other income, net of $630,000. This was the result of expenses that were paid by us during 2018 and will be reimbursed by Melt following its deconsolidation. During year ended December 31, 2018, we recorded other expense, net of $(290,000). This was due to a loss of $393,000 related to the impairment and write-off of a note receivable, and income of $103,000 related to expenses that were paid by us and reimbursed by Surface following its deconsolidation.

Net Income

The following table presents our net income for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Net income	$168,000	$14,625,000
Net income per share, basic	$0.01	$0.67
Net income per share, diluted	$0.01	$0.61

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at December 31, 2019 was $4,949,000, compared to $6,838,000 at December 31, 2018. Since inception through December 31, 2019, we have incurred aggregate losses of $74,043,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents of $4,749,000 and restricted investments of $200,000, totaling approximately $4,949,000 at December 31, 2019, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$950,000	$687,000
Net cash used in investing activities	(1,833,000)	(2,199,000)
Net cash (used in) provided by financing activities	(1,006,000)	4,131,000
Net change in cash and cash equivalents	(1,889,000)	2,619,000
Cash and cash equivalents at beginning of the year	6,838,000	4,219,000
Cash and cash equivalents at end of the year	$4,949,000	$6,838,000

Operating Activities

Net cash provided by operating activities was $950,000 in 2019, compared to $687,000 in the prior year. Net cash provided by operating activities during the years ended December 31, 2019 and 2018 was the result of increased unit volumes and sales, production efficiencies and management of operating expenses.

Investing Activities

Net cash used in investing activities in 2019 and 2018 was $(1,833,000) and $(2,199,000), respectively. Cash used in investing activities in 2019 compared to 2018 were primarily associated with additional equipment purchases, facility expansions and upgrades, and investments in our intellectual property portfolio.

Financing Activities

Net cash (used in) provided by financing activities in 2019 and 2018 was $(1,006,000) and $4,131,000, respectively. The cash used in financing activities during 2019 is primarily attributable to the principal and interest paid on the long-term debt. The cash provided by financing activities during 2018 is primarily attributable to proceeds received from the exercise of warrants.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We began producing cash from our operations during 2018, however historically, we haven’t received sufficient revenues to support our operations and may not be able to continue to do so.

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

Revenue Recognition and Deferred Revenue

On January 1, 2018, we adopted ASU 2014-09, using the modified retrospective transition method. There was no effect or any adjustments to retained earnings upon adoption of the standard on January 1, 2018. We have two primary streams of revenue: (1) revenue recognized from our sale of products within our pharmacy services and (2) revenue recognized from intellectual property license and asset purchase agreements.

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

Intellectual Property License Revenues

We currently hold four intellectual property license and related agreements in which we have promised to grant a license or sale which provides a customer with right to access our intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple element arrangements, each of which revenue is recognized at the point of time the performance obligation is met.

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

Investment in Eton Pharmaceuticals, Inc.

In April 2017, we formed Eton as a wholly owned subsidiary. In June 2017 we lost voting and ownership control of Eton and ceased consolidating Eton’s financial statements. At the time of deconsolidation, we recorded a gain of $5,725,000 and adjusted the carrying value in Eton to reflect the increased valuation of Eton and our new ownership percent in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation. At the time of deconsolidation, we used the equity method of accounting as management determined that we had the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, we recognized earnings and losses of Eton in its consolidated financial statements and adjusted the carrying amount of its investment in Eton accordingly. During the year ended December 31, 2018, the Company recorded equity in net loss of Eton of $3,507,000.

Following the close of the Eton IPO we estimate our common stock position in Eton equaled approximately 19.98% of the equity and voting interests issued and outstanding of Eton, and we ceased using the equity method of accounting for our investment in Eton. We recognize earnings and losses of Eton in our consolidated financial statements based on the fair market value of the shares owned and adjust the carrying amount of our investment in Eton accordingly. Eton’s common stock currently trades on the NASDAQ Global Market exchange. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the year ended December 31, 2019, we recorded an investment gain from its Eton common stock position of $3,780,000 related to the change in fair market value of our investment in Eton during the measurement period. For the year ended December 31, 2018, we recorded an investment gain from our Eton common stock position of $21,420,000 related to the change in fair market value of our investment in Eton during the measurement period. As of December 31, 2019, the fair market value of our investment in Eton was $25,200,000.

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

At the time of deconsolidation, we recorded a gain of $5,320,000 and adjusted the carrying value in Surface to reflect the increased valuation of Surface and our new ownership percent in accordance with ASC 810-10-40-4(c), Consolidation.

We own 3,500,000 common shares (which is approximately 30% of the equity interest as of December 31, 2019) of Surface and use the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, we recognize earnings and losses of Surface in our consolidated financial statements and adjust the carrying amount of our investment in Surface accordingly. Our share of earnings and losses are based on the shares of common stock and in-substance common stock of Surface held by us. Any intra-entity profits and losses are eliminated. We recorded equity in net loss of Surface of $1,200,000 during the year ended December 31, 2019. As of December 31, 2019, the carrying value of our investment in Surface was $3,747,000.

Investment in Melt Pharmaceuticals, Inc.

In April 2018, we formed Melt as a wholly owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (collectively, the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the purchase and sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400,000 of proceeds (collectively the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, we lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements. In connection with the Melt Series A Preferred Stock Agreement, Melt also entered into a Registration Rights Agreement and agreed to use commercially reasonable efforts to file, or confidentially submit, a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) by September 30, 2020 relating to an initial public offering of its common stock.

At the time of deconsolidation, we recorded a gain of $5,810,000 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and our new ownership interest in accordance with ASC 810-10-40-4(c), Consolidation.

We own 3,500,000 common shares (which is approximately 44% of the equity interest as of December 31, 2019) of Melt and uses the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, we recognize earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Our share of earnings and losses are based on our ownership interest of Melt. Any intra-entity profits and losses are eliminated. We recorded equity in net loss of Melt of $1,842,000 during the year ended December 31, 2019. As of December 31, 2019, the carrying value of our investment in Melt was $3,968,000.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. We use the Black-Scholes option pricing model and Monte-Carlo simulation to estimate the fair value of stock-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

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

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see “—Goodwill and Intangible Assets” below). We began capitalizing certain costs associated with acquiring intellectual property rights during 2015, if costs are not capitalized they are expensed as incurred.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm ‘s attestation report is included in our consolidated financial statements beginning on page F-2 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

	(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

	(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

	(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014
3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)
3.4	Amended and Restated Certificate of Incorporation, filed July 2, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on July 2, 2018)
3.5	Amendment to the Restated Certificate of Incorporation for the name change, filed as of December 27, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 31, 2018)
4.1*	Description of the Company’s Securities
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.7#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.9	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)
10.10#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.11#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)
10.12+	Asset Purchase Agreement, dated June 11, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)
10.13+	Asset Purchase Agreement, dated August 8, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and Eye Care Northwest, PA (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.14	Amendment to Asset Purchase Agreement, dated as of October 14, 2013, by and among Imprimis Pharmaceuticals, Inc., Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.15+	Asset Purchase Agreement, dated October 8, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.16	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Buderer Drug Company, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.17	Amendment to Asset Purchase Agreement, dated as of October 21, 2013, by and between Imprimis Pharmaceuticals, Inc. and Novel Drug Solutions, LLC and EyeCare Northwest, PA (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
10.18#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.19#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.20#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)
10.21	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.22	Loan and Security Agreement, dated May 11, 2015, by and between Imprimis Pharmaceuticals and IMMY Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-Kof Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.23	License Agreement dated as of August 11, 2015, between Imprimis Pharmaceuticals, Inc. and Advance Dosage Forms, Inc. and John DiGenova (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 12, 2015)
10.24	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2015, by and between Imprimis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 27, 2015)
10.25	PCCA Commission Agreement, dated December 21, 2015, by and between Imprimis Pharmaceuticals, Inc. and Professional Compounding Centers of America, Inc.
10.26	8.00% Convertible Senior Secured Note issued on January 22, 2016 by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.27	Note Purchase Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)

10.28	Second Amendment to Loan and Security Agreement dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.29	Amendment to Warrant to Purchase Stock dated January 22, 2016 between Imprimis Pharmaceuticals, Inc. and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on January 25, 2016)
10.30	Third Amendment to Loan and Security Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.31	Exchange and Discharge Agreement, dated December 27, 2016, by and between Imprimis Pharmaceuticals and IMMY Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.32	Warrant Amendment to Purchase Stock, dated December 27, 2016, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.33	Form of Securities Purchase Agreement, dated March 21, 2017, between the Registrant and the Investors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 22, 2017)
10.34	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)
10.35	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)
10.36	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)
10.37#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.38#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.39#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.40	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.41	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.42	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.43#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.44#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)

10.45#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.46	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.47	Amended and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.48	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.49	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.50#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.51#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.52#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.53	Asset Purchase Agreement dated December 11, 2018 between Harrow Health, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on February 5, 2019)
10.54	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Mayfield Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)
10.55	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Elle Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)
10.56	Joinder and Amendment to Loan and Security Agreement, dated May 24, 2019, by and between Harrow Health, Inc., each of its wholly owned subsidiaries and SWK Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 29, 2019)
10.57#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)
10.58#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)
10.59#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)
10.60	Asset Purchase Agreement, dated July 26, 2019, by and between Park Compounding, Inc. and Noice Rx, LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019)
10.61	Loan Agreement, dated July 26, 2019, by and between Park Compounding, Inc. and Noice Rx, LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019)
10.62	License Agreement, dated July 28, 2019, among Mayfield Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Gyneconix, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019).

10.63	License Agreement, dated July 29, 2019, among Stowe Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Ophthalnix, LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019).
10.64#*	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Mark L. Baum
10.65#*	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Andrew R. Boll
10.66#*	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and John P. Saharek
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.
101.INS*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW HEALTH, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2020

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Director	March 13, 2020
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer	March 13, 2020
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Robert J. Kammer		March 13, 2020
Robert J. Kammer	Chairman of the Board of Directors

/s/ Stephen G. Austin		March 13, 2020
Stephen G. Austin	Director

/s/ Richard L. Lindstrom		March 13, 2020
Richard L. Lindstrom	Director

/s/ Anthony J. Principi		March 13, 2020
Anthony J. Principi	Director

FINANCIAL STATEMENTS

Harrow Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrow Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harrow Health, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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
March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrow Health, Inc

Opinion on Internal Control over Financial Reporting

We have audited Harrow Health, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 13, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 13, 2020

HARROW HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$4,949	$6,838
Investment in Eton Pharmaceuticals	25,200	21,420
Accounts receivable, net	2,009	1,914
Inventories	3,301	1,834
Prepaid expenses and other current assets	1,308	837
Total current assets	36,767	32,843
Property, plant and equipment, net	5,375	6,375
Operating lease right-of-use assets	6,559	-
Intangible assets, net	2,337	3,059
Investment in Surface Pharmaceuticals	3,747	4,947
Investment in Melt Pharmaceuticals	3,968	-
Goodwill	332	2,227
TOTAL ASSETS	$59,085	$49,451
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,702	$6,250
Accrued payroll and related liabilities	2,117	2,283
Deferred revenue and customer deposits	57	119
Current portion of note payable, net of unamortized debt discount	1,772	2,529
Current portion of operating lease obligations	629	-
Current portion of finance lease obligations, net of unamortized discount	7	720
Total current liabilities	12,284	11,901
Operating lease obligations, net of current portion	6,338	-
Finance lease obligations, net of current portion and unamortized discount	26	-
Accrued expenses, net of current portion	800	800
Note payable, net of current portion and unamortized debt discount	12,219	11,999
TOTAL LIABILITIES	31,667	24,700
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,526,931 and 24,339,610 shares issued and outstanding at December 31, 2019 and 2018, respectively	26	24
Additional paid-in capital	101,728	98,938
Accumulated deficit	(74,043)	(74,211)
TOTAL HARROW HEALTH, INC STOCKHOLDERS’ EQUITY	27,711	24,751
Noncontrolling interests	(293)	-
TOTAL EQUITY	27,418	24,751
TOTAL LIABILITIES AND EQUITY	$59,085	$49,451

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2019	2018
Revenues:
Sales, net	$51,137	$41,334
License revenues	28	38
Total revenues	51,165	41,372
Cost of sales	(16,749)	(16,521)
Gross profit	34,416	24,851
Operating expenses:
Selling, general and administrative	33,096	29,243
Research and development	2,083	825
Impairment of long-lived assets	4,040	-
Total operating expenses	39,219	30,068
Loss from operations	(4,803)	(5,217)
Other income (expense):
Interest expense, net	(2,500)	(2,728)
Investment gain from Melt Pharmaceuticals, net	3,968	-
Investment (loss) gain from Surface Pharmaceuticals, net	(1,200)	4,947
Investment gain from Eton Pharmaceuticals, net	3,780	17,913
Loss on sale of assets	-	(393)
Other income, net	630	103
Total other income, net	4,678	19,842
Income (loss) before income taxes	(125)	14,625
Income tax benefit, net	-	-
Total net income (loss) including noncontrolling interests	(125)	14,625
Net loss attributable to noncontrolling interests	293	-
Net income attributable to Harrow Health, Inc.	$168	$14,625
Basic net income per share of common stock	$0.01	$0.67
Diluted net income per share of common stock	$0.01	$0.61
Weighted average number of shares of common stock Outstanding, basic	25,323,159	21,917,570
Weighted average number of shares of common stock Outstanding, diluted	26,466,098	23,812,045

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

(In thousands, except for share data)

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2018	20,623,129	$21	$91,430	$(88,836)	$2,615	$-	$2,615

Issuance of common stock in connection with:
Exercise of warrants	3,275,162	3	4,230	-	4,233	-	4,233
Vesting of RSUs, net of tax withholding	60,000	-	-	-	-	-	-
Sale of stock, net of costs (ATM)	305,619	-	642	-	642	-	642
Stock-based payment for services provided	75,700	-	150	-	150	-	150
Stock-based compensation expense	-	-	2,486	-	2,486	-	2,486
Net income	-	-	-	14,625	14,625	-	14,625
Balance at December 31, 2018	24,339,610	24	98,938	(74,211)	24,751	-	24,751

Issuance of common stock in connection with:
Exercise of warrants	1,142,528	2	811	-	813	-	813
Exercise of employee stock options, net of tax withholding	29,793	-	(44)	-	(44)	-	(44)
Stock-based payment for services provided	15,000	-	234	-	234	-	234
Stock-based compensation expense	-	-	1,789	-	1,789	-	1,789
Net income (loss)	-	-	-	168	168	(293)	(125)
Balance at December 31, 2019	25,526,931	$26	$101,728	$(74,043)	$27,711	$(293)	$27,418

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (includes non-controlling interests)	$(125)	$14,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,936	1,608
Amortization of intangible assets	209	235
Amortization of operating lease right-of-use assets	518	-
Amortization of debt issuance costs and discount	512	613
Investment gain from Eton, net	(3,780)	(17,913)
Investment (gain)/loss from Surface, net	1,200	(4,947)
Investment gain from Melt, net	(3,968)	-
Loss on sale, impairments and disposal of assets	4,148	393
Stock based payment for services provided	234	150
Stock-based compensation	1,789	2,486
Changes in assets and liabilities, net of impairments and disposals:
Accounts receivable	(95)	(384)
Inventories	(2,271)	415
Prepaid expenses and other current assets	(471)	(123)
Accounts payable and accrued expenses	1,342	2,365
Accrued payroll and related liabilities	(166)	1,074
Deferred revenue and customer deposits	(62)	90
NET CASH PROVIDED BY OPERATING ACTIVITIES	950	687
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	-	4
Proceeds on sale and disposal of assets	4	-
Investment in patent and trademark assets	(369)	(435)
Purchases of property, plant and equipment	(1,468)	(1,768)
NET CASH USED IN INVESTING ACTIVITIES	(1,833)	(2,199)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(743)	(691)
Payments on Park deferred acquisition obligation	-	(53)
Principal payments on note payable	(750)	-
Payments of costs related to amendment of note payable	(282)	-
Net proceeds from ATM sales of common stock	-	642
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s and options	769	4,233
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,006)	4,131
NET (DECREASE) INCREASE IN, CASH EQUIVALENTS AND RESTRICTED CASH	(1,889)	2,619
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	6,838	4,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$4,949	$6,838
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$4,749	$6,638
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,949	$6,838
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17	$4
Cash paid for interest	$1,967	$2,097
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable	$39	$-
Right-of-use asset obtained in exchange for lease obligation	$753	$-

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

(all dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. ORGANIZATION

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, the Company founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”), Radley Pharmaceuticals, Inc. (“Radley”), and Stowe Pharmaceuticals, Inc. (“Stowe”). Harrow also owns royalty rights in various drug candidates being developed by Surface, Melt, Radley and Mayfield. The Company intends to continue to create, and hold equity and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

In December 2018, the Company amended its restated certificate of incorporation to change its corporate name from “Imprimis Pharmaceuticals, Inc.” to “Harrow Health, Inc.”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Harrow has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as Mayfield and Stowe, 70% majority controlled subsidiaries of Harrow as of December 31, 2019. The remaining 30% of Mayfield is owned by Elle Pharmaceutical, LLC (“Elle”), TGV-Health, LLC and its affiliated entities (collectively “TGV”) or other consultants. Mayfield was organized to develop women’s health-focused drug candidates. The remaining 30% of Stowe is owned by TGV. Stowe was organized to develop ophthalmic drug candidates. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold and/or control, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, renewal periods and discount rates for leases, realizability of inventories, valuation of investments in equity securities, deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, valuation of contingent acquisition obligations and deferred acquisition obligations, valuation of notes payable, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

Liquidity

While there is no assurance, the Company believes cash generated from its operations, along with its existing cash resources, restricted cash and marketable securities of approximately $30,149 at December 31, 2019, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Segments

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on as operating segments. The Company has identified two operating segments as reportable segments. See Note 18 for more information regarding the Company’s reportable segments.

Noncontrolling Interests

The Company recognizes any noncontrolling interest as a separate line item in equity in the consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to the Company. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. The Company includes the amount of net income (loss) attributable to noncontrolling interests in consolidated net income (loss) on the face of the consolidated statements of operations.

The Company provides in the consolidated statements of stockholders’ equity a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the parent, and equity attributable to the noncontrolling interest that separately discloses:

(1)	net income or loss;
(2)	transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and
(3)	each component of other income or loss.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue at the time of transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3).

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable and finance lease obligations in the consolidated balance sheets. Amortization expense of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see “—Goodwill and Intangible Assets” below). The Company began capitalizing certain costs associated with acquiring intellectual property rights during 2015; if costs are not capitalized they are expensed as incurred.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2019 and 2018, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2019 and 2018, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2019 and 2018. The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee, and Wisconsin. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Investment in Eton Pharmaceuticals, Inc.

In April 2017, the Company formed Eton as a wholly owned subsidiary. In June 2017 the Company lost voting and ownership control of Eton and it ceased consolidating Eton’s financial statements. At the time of deconsolidation, the Company recorded a gain of $5,725 and adjusted the carrying value in Eton to reflect the increased valuation of Eton and the Company’s new ownership percent in accordance with ASC 810-10-40-4(c), Consolidation. At the time of deconsolidation, the Company used the equity method of accounting as management determined that the Company had the ability to exercise significant influence over the operating and financial decisions of Eton. Under this method, the Company recognized earnings and losses of Eton in its consolidated financial statements and adjusted the carrying amount of its investment in Eton accordingly. During the years ended December 31, 2019 and 2018, the Company recorded equity in net loss of Eton of $0 and $3,507, respectively.

In November 2018, Eton closed on an initial public offering of 4,140,000 shares of its common stock at $6.00 per share for gross proceeds of approximately $24,800 (the “Eton IPO”). Following the close of the Eton IPO, the Company estimated its common stock position in Eton equaled 19.98% of the equity and voting interests issued and outstanding of Eton, and it ceased using the equity method of accounting for its investment in Eton. The Company recognizes earnings and losses of Eton in its consolidated financial statements based on the fair market value of the shares owned and adjust the carrying amount of the Company’s investment in Eton accordingly. Eton’s common stock currently trades on the NASDAQ Global Market exchange. At December 31, 2019, the fair market value of Eton’s common stock was $7.20 per share, the closing share price of Eton common stock on that day. In accordance with Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the year ended December 31, 2019, the Company recorded an investment gain from its Eton common stock position of $3,780 related to the change in fair market value of the Company’s investment in Eton during the measurement period. For the year ended December 31, 2018, the Company recorded an investment gain from its Eton common stock position of $21,420 related to the change in fair market value of the Company’s investment in Eton during the measurement period. As of December 31, 2019, the fair market value of the Company’s investment in Eton was $25,200.

Eton and the Company signed licensing agreements for two products developed by the Company whereby the Company assigned the product rights to Eton. Eton would pay the Company a $50 milestone payment upon patent issuance for each product and a royalty fee at a rate of six percent on the net sales of those two products. On December 26, 2017, one of the products had its patent issued and a $50 milestone fee was received by the Company in January 2018. In July 2018, Eton and the Company agreed to cancel the licensing agreement for one of the products and retain the product rights at the Company, in exchange of the Company paying Eton $50.

On May 6, 2019, the Company entered into an Asset Purchase Agreement (the “CT-100 Asset Purchase Agreement”) with Eton. Pursuant to the CT-100 Asset Purchase Agreement, Eton sold all of its right, title and interest in CT-100 back to the Company. Pursuant to the CT-100 Asset Purchase Agreement, the Company will make certain payments to Eton upon the achievement of certain development and commercial milestones. In addition, the Company is required to pay Eton a royalty in the low-single digit percentage range worldwide on a country-by-country basis on net sales for a period of the longer of 15 years from the date of the first commercial sale of a product subject to certain conditions.

Mark L. Baum, the Company’s Chief Executive Officer is a member of the Eton board of directors.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $76 and $270 as of December 31, 2019 and 2018, respectively.

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

Investment in Melt Pharmaceuticals, Inc.

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

At the time of deconsolidation, the Company recorded a gain of $5,810 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and the Company’s new ownership interest in accordance with ASC 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares (which is approximately 44% of the equity interest as of December 31, 2019) of Melt and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2019, the Company recorded equity in net loss of Melt of $1,842. As of December 31, 2019, the carrying value of the Company’s investment in Melt was $3,968.

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

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interest as of December 31, 2019, and calculated after the second closing of the sale Series A Preferred Stock in July 2018) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses of Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of Surface held by the Company. Any intra-entity profits and losses are eliminated. During the years ended December 31, 2019 and 2018, the Company recorded equity in net loss of Surface of $1,200 and $373, respectively. As of December 31, 2019, the carrying value of the Company’s investment in Surface was $3,747.

See Note 5 for more information and related party disclosure regarding Surface.

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

Park Restructuring

In August 2019, the Company’s subsidiary, Park Compounding, Inc. (“Park”), and Noice Rx, LLC (“Noice”) terminated an Asset Purchase Agreement dated July 26, 2019 (the “Park Purchase Agreement”), between the parties. Under the terms of the Park Purchase Agreement, Park had agreed to sell substantially all its assets associated with its non-ophthalmology pharmaceutical compounding business to Noice, including its pharmacy facility and equipment located in Irvine, California. The closing of the sale transaction was dependent on the California State Board of Pharmacy approving of the sale and issuing a temporary pharmacy and sterile license permit to Noice, which did not occur and led to Park ceasing operations at the close of business on August 27, 2019. As a result, the Company restructured its Park business, ceased operations at its Irvine, California-based pharmacy, and facilitated the transition of certain compounded formulations and related equipment from Park to the Company’s New Jersey-based compounded pharmaceutical production facilities (the “Park Restructuring”). As a result of the Park Restructuring, the Company incurred non-cash impairment costs of approximately $3,781 related to assets held at Park, primarily associated with property, plant, equipment, inventory, goodwill and other intangible assets, and $480 in one-time costs related to severance packages and other costs associated with the Park Restructuring during the year ended December 31, 2019.

The Company has reduced the Park compounded product formulary to seven base formulations, based on factors including unit order volumes, revenues and gross margin percentages, and ImprimisRx expects to have re-acquired approximately half of Park’s historical revenues during the first quarter of 2020.

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

At December 31, 2019 and 2018, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of December 31, 2019, the fair market value of the Company’s investment in Eton was $25,200.

The Company’s financial instruments included cash and cash equivalents, investment in Eton, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits, notes payable and operating and finance leases. The carrying amount of these financial instruments, except for notes payable and finance leases, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the notes payable and operating and finance leases approximate their respective fair values.

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

Basic and Diluted Net Income per Common Share

Basic net income per common share is computed by dividing income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing the income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

Basic and diluted net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 4,848,459 and 6,201,355 at December 31, 2019 and 2018, respectively, and are excluded in the calculation of diluted net income per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net income per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2019 and 2018 was 324,303 and 236,693, respectively.

The following table shows the computation of basic net income per share of common stock for the years ended December 31, 2019 and 2018:

	For the	For the
	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Numerator – net income	$168	$14,625
Denominator – weighted average number of shares outstanding, basic	25,323,159	21,917,570
Net income per share, basic	$0.01	$0.67

For the years end December 31, 2019 and 2018, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during that period. Diluted common equivalent shares for the years ended December 31, 2019 and 2018, respectively,consisted of the following:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
	Shares	Shares
Diluted shares related to:	25,323,159	21,917,570
Warrants	488,498	1,844,272
Stock options	654,441	50,203
Dilutive common equivalent shares	26,466,098	23,812,045

The following table shows the computation of diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding for the years ended December 31, 2019 and 2018:

	For the	For the
	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Numerator – net income	$168	$14,625
Weighted average number of shares outstanding, basic	25,323,159	21,917,570
Dilutive common equivalents	1,142,939	1,894,475
Denominator – number of shares used for diluted earnings per share computation	26,466,098	23,812,045
Net income per share, diluted	$0.01	$0.61

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU 2016-02 is substantially unchanged from the previous lease requirements under GAAP. ASU 2016-02 took effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method with no impact to stockholders’ equity. As of December 31, 2019, the Company held on its consolidated balance sheet $6,559 for the right-of-use asset and $6,967 for the related lease liability related to operating and finance leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 13.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes , which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Revenue disaggregated by revenue source for the years ended December 31, 2019 and 2018, consists of the following:

	For the year ended
	December 31,
	2019	2018
Product sales, net	$51,137	$41,334
License revenues	28	38
Total revenues	$51,165	$41,372

Deferred revenue and customer deposits at December 31, 2019 and 2018, were $57 and $119, respectively. All deferred revenue and customer deposit amounts at December 31, 2018 were recognized as revenue during the year ended December 31, 2019.

NOTE 4. INVESTMENT IN MELT PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement with Melt (the “Melt Asset Purchase Agreement”). Pursuant to the terms of the Melt Asset Purchase Agreement, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt Asset Purchase Agreement, Melt is required to make royalty payments to the Company of 5% of net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions. In January and March 2019, the Company entered into the Melt Series A Preferred Stock Agreement, see also Note 2, under the subheading Investment in Melt Pharmaceuticals, Inc.

In February 2019, the Company and Melt entered into a Management Services Agreement (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt pays the Company a monthly amount of $10.

As of December 31, 2019, the Company was due $722 from Melt for reimbursable expenses and amounts due under the Melt MSA and included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. During the year ended December 31, 2019, Melt paid the Company $50.

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

The unaudited condensed results of operations information of Melt is summarized below:

For the
Year Ended
December 31, 2019
Revenues, net	$-
Loss from operations	4,169
Net loss	$(4,169)

The unaudited condensed balance sheet information of Melt is summarized below:

December 31, 2019
Current assets	$7,440
Non current assets	13
Total assets	$7,453

Total liabilities	$1,656
Total preferred stock and stockholders’ equity	5,797
Total liabilities and stockholders’ equity	$7,453

NOTE 5. INVESTMENT IN SURFACE PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In 2017 and amended in April 2018, the Company entered into two asset purchase and license agreements (the “Surface License Agreements”) with its previously wholly owned subsidiary, Surface. Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights associated with Surface’s drug candidates (collectively, the “Surface Products”). Surface is required to make royalty payments to the Company of four to six percent (4%-6%) of net sales of the Surface Products while any patent rights remain outstanding. Certain of the Surface License Agreements were conditioned upon Surface receiving net proceeds of the sale of its equity securities of not less than $10,000, which occurred in May 2018. See also Note 2, under the subheading Investment in Surface Pharmaceuticals, Inc.

In January 2018, the Company and Surface entered into an amended Management Services Agreement (the “MSA”), whereby the Company provided to Surface certain administrative services and support, including bookkeeping, web services and human resources related activities, and Surface paid the Company a monthly amount of $10. The MSA was terminated effective July 31, 2018.

During the year ended December 31, 2019, the Company was paid $50 from Surface for amounts due under the Surface MSA. There are no amounts due from Surface to the Company as of December 31, 2019.

As of December 31, 2019, the Company owned 3,500,000 shares of Surface common stock (approximately 30% of the issued and outstanding equity interests). A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. In addition, the Company’s Chief Financial Officer, Andrew R. Boll, was a director of Surface and resigned as a director of Surface concurrent with the sale of the Surface Series A Stock. Several employees and a director of the Company (including Mr. Baum, Dr. Lindstrom and Mr. Boll) entered into consulting agreements and provided consulting services to Surface. Surface is required to make royalty payments to Dr. Lindstrom of 3% of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor who purchased the Surface Series A Stock.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Revenues, net	$-	$-
Loss from operations	4,000	1,370
Net loss	$(4,000)	$(1,370)

The unaudited condensed balance sheet information of Surface is summarized below:

	At December 31,	At December 31,
	2019	2018
Current assets	$15,942	$19,699
Non current assets	47	50
Total assets	15,989	19,749

Total liabilities	619	165
Total stockholders equity	15,370	19,584
Total liabilities and stockholders’ equity	$15,989	$19,749

NOTE 6. RESTRICTED CASH

The restricted cash at December 31, 2019 and 2018 consisted of funds held in a money market account. At December 31, 2019 and 2018, the restricted cash was recorded at amortized cost, which approximates fair value.

At December 31, 2019 and 2018, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Raw materials	$2,405	$1,119
Work in progress	20	6
Finished goods	876	709
Total inventories	$3,301	$1,834

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2019	December 31, 2018
Prepaid insurance	$123	$328
Other prepaid expenses	358	334
Receivable due from Surface	-	50
Receivable due from Melt	722	-
Deposits and other current assets	105	125
Total prepaid expenses and other current assets	$1,308	$837

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Property, plant and equipment, net:
Computer software and hardware	$1,732	$1,662
Furniture and equipment	363	397
Lab and pharmacy equipment	3,164	3,184
Leasehold improvements	5,510	5,496
	10,769	10,739
Accumulated depreciation and amortization	(5,394)	(4,364)
	$5,375	$6,375

The Company recorded depreciation and amortization expense of $1,936 and $1,608 during the years ended December 31, 2019 and 2018, respectively.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2019 consisted of the following:

	Amortization				Net
	periods		Accumulated		Carrying
	(in years)	Cost	amortization	Impairment	value
Patents	17-19 years	$1,102	$(97)	$(259)	$746
Licenses	20 years	50	(5)	-	45
Trademarks	Indefinite	340	-	-	340
Customer relationships	3-15 years	3,000	(1,165)	(630)	1,205
Trade name	5 years	16	(14)	(2)	-
Non-competition clause	3-4 years	294	(274)	(20)	-
State pharmacy licenses	25 years	45	(9)	(35)	1
		$4,847	$(1,564)	$(946)	$2,337

During the year ended December 31, 2019 the Company incurred impairment charges of $612 related to intangible assets, including customer relationships, trade name, and state pharmacy licenses as a part of the Park Restructuring and $259 of impairment charges related to patents associated with the termination of an asset agreement.

Amortization expense for intangible assets for the year ended December 31 was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Patents	$48	$28
Licenses	5	-
Customer relationships	151	201
Trade name	1	4
Non-competition clause	-	1
State pharmacy licenses	4	2
	$209	$235

Estimated future amortization expense for the Company’s intangible assets at December 31, 2019 is as follows:

Years ending December 31,
2020	$187
2021	187
2022	187
2023	187
2024	159
Thereafter	1,430
$2,337

Changes in the carrying value of the Company’s goodwill during the year ended December 31, 2019 were:

Balance at December 31, 2018	$2,227
Impairment of Park goodwill (see Note 2)	(1,895)
Balance at December 31, 2019	$332

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$7,409	$4,966
Other accrued expenses	49	640
Deferred rent	-	388
Accrued interest (see Note 12)	244	256
Accrued exit fee for note payable (see Note 12)	800	800
Total accounts payable and accrued expenses	8,502	7,050
Less: Current portion	(7,702)	(6,250)
Non-current total accrued expenses	$800	$800

NOTE 12. DEBT

SWK Senior Note – 2017

In July 2017, the Company entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (“SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five-year term, however, such term could be reduced to four years if certain revenue requirements are not achieved. The SWK Loan is secured by nearly all of the Company’s assets, including its intellectual property rights.

Prior to the loan refinance in May 2019 (see below), the SWK Loan was bearing interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permitted the Company to pay interest only on the principal amount loaned thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period could have been reduced to four payments if the Company had not met certain minimum revenue requirements. Following the interest-only period, the Company was required to pay interest, plus repayments of the principal amount loaned under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including a final fee equal to 5% of the aggregate principal amount loaned thereunder, were previously due and payable on July 19, 2022. The Company is obligated under the SWK Loan Agreement to pay for certain expenses incurred by the SWK Lender through and after the date of the SWK Loan Agreement, including certain fees and expenses relating to the preparation and administration of the SWK Loan Agreement. The Company incurred expenses and final fee of approximately $1,282 in connection with the SWK Loan Agreement. The final fee and expenses are being amortized as interest expense over the term of the SWK Loan using the effective interest rate method and the related liability of $800 for the final fee is included in accrued expenses (see Note 11) in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

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

SWK Refinance – May 2019

In May 2019, the Company entered into a joinder and amendment (the “Amendment”) to the SWK Loan and SWK, as lender and collateral agent. A summary of the material changes contained in the Amendment are as follows:

●	The interest rate calculation that the loan bears is now equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 2.00%), plus an applicable margin of 10.00% (the “Margin Rate”); provided that, if, two days prior to a payment date, the Company provides SWK evidence that the Company has achieved a leverage ratio as of such date of less than 4.00:1:00, the Margin Rate shall equal 9.00%; and if the Company has achieved a leverage ratio as of such date of less than 3.00:1:00, the Margin Rate shall equal 7.00%;

●	Leverage ratio in the Amendment means, as of any date of determination, the ratio of: (a) indebtedness as of such date to (b) EBITDA (as defined in the SWK Loan), of the Company for the immediately preceding twelve (12) month period, adding-back (i) actual litigation expenses for the immediately preceding twelve (12) month period, minus (ii) actual litigation expenses for the immediately preceding three (3) month period multiplied by four (4);

●	The definition of the first amortization date was changed to May 14, 2020, permitting the Company to pay interest only on the principal amount loaned for the next four payments (payments are due on a quarterly basis) following the Amendment; and

●	Subject to the satisfaction of certain revenue and market capitalization requirements and conditions, SWK agreed to make available to the Company an additional principal amount of up to $5,000.

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

At December 31, 2019, future minimum payments under the Company’s note payable were as follows:

Amount
2020	$3,703
2021	4,121
2022	3,828
2023	7,573
Total minimum payments	19,225
Less: amount representing interest	(3,975)
Notes payable, gross	15,250
Less: unamortized discount	(1,259)
13,991
Less: current portion, net of unamortized discount	(1,772)
Note payable, net of current portion and unamortized debt discount	$12,219

For the years ended December 31, 2019 and 2018, debt discount amortization related to the note payable was $495 and $520, respectively.

NOTE 13. LEASES

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

The Company elected to adopt this standard using the modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Right-of-use assets, Operating lease liabilities—short-term and Operating lease liabilities—long-term.

The Company determined that it held the following significant operating leases of office and laboratory space as of December 31, 2019 (square footage is not described in thousands):

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 4,500 square feet of office and lab space in Irvine, California that expires in December 2020, with an option to extend the term for up to two five-year periods. As part of the Park Restructuring, the Company assessed its obligations under this lease. As of the date of this Annual Report, the Company expects to sublease this space and has determined that there is a practical ability to do so, and as a result did not recognize any impairment costs related to this lease and the Company’s right-to-use asset;

●	An operating lease for 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2024, with an option to extend the term for two additional five-year periods; and

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.

The extensions within the San Diego, California and Ledgewood, New Jersey operating lease agreements were included within the Company’s calculation of the new lease standard as the Company is reasonably certain it will exercise its option to extend these leases. The extensions within the Nashville lease were not included within the Company’s calculation of the new lease standards as the Company is not reasonably certain it will exercise its option to extend that lease. The Company has elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The previously classified capital leases are now classified as finance leases under the new standard. The Company has determined that the identified finance leases did not contain non-lease components and require no further allocation of the total lease cost. The Company has determined that the identified operating leases did contain non-lease components and elected an accounting policy to combine non-lease and lease components to determine the total lease cost. Additionally, the operating agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At December 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.3% and 10.21 years, respectively.

Upon adoption of Topic 842, the Company recorded a $6,325 increase in operating lease right-of-use assets, a $388 decrease in accounts payable and accrued expenses and a $6,712 increase in operating lease liability. The Company did not record any cumulative effect adjustments to opening stockholders’ equity. In October 2019 the Company signed a new operating lease for 5,500 square feet of office space in Nashville, Tennessee. Upon the execution of the lease, the Company recorded a $753 increase in operating lease right-of-use assets and operating lease liability. As of December 31, 2019, right-of-use assets and liabilities arising from operating leases were $6,559 and $6,967, respectively. During the year ended December 31, 2019, cash paid for amounts included for the operating lease liabilities totaled $905 and the Company recorded operating lease expense of $892 included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of December 31, 2019 were as follows:

Operating Leases
2020	$1,095
2021	978
2022	998
2023	1,023
2024	1,023
Thereafter	4,465
Total minimum lease payments	9,582
Less: amount representing interest payments	(2,615)
Total operating lease liabilities	6,967
Less: current portion, operating lease liabilities	(629)
Operating lease liabilities, net of current portion	$6,338

The Company also has one additional finance lease that is included in its lease accounting but is not considered significant.

Future lease payments under non-cancelable finance leases as of December 31, 2019 were as follows:

Finance Lease
2020	$9
2021	9
2022	9
2023	9
2024	1
Total minimum lease payments	37
Less: amount representing interest payments	(4)
Present value of future minimum lease payments	33
Less: current portion, finance lease obligation	(7)
Finance lease obligation, net of current portion	$26

At December 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the finance leases held by the Company were 6.36% and 4.08 years, respectively.

For the year ended December 31, 2019, debt discount amortization related to a finance lease obligation was $17, and included in interest expense, net.

For the year ended December 31, 2019, depreciation expense related to the equipment held under the finance lease obligations was $150.

For the year ended December, 2019, cash paid and expense recognized for interest expense related to finance lease obligations was $18.

Future minimum lease payments under operating leases and future minimum capital lease payments as of December 31, 2018 were as follows:

	Capital Leases	Operating Leases
2019	$751	$797
2020	-	857
2021	-	742
2022	-	320
2023	-	330
Thereafter	-	196
	$751	$3,242
Less: Amounts representing interest	(15)
Less: Amounts representing unamortized discount	(16)
Total obligation under capital leases	720
Less: Current portion of capital leases	(720)
Long term capital lease obligation	$-

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

At December 31, 2019 and 2018, the Company had 50,000,000 shares of common stock, $0.001 par value, authorized, respectively. On July 10, 2018, the Company amended its amended and restated certificate of incorporation to reduce the number of authorized shares of common stock from 90,000,000 to 50,000,000.

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

The Company sold 305,619 shares of common stock and received net proceeds of $642, after deducting $20 for sales commission and offering expenses, under the Sales Agreement during the year ended December 31, 2018. In November 2018, the Company terminated the Sales Agreement.

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

Issuances During the Year Ended December 31, 2019

In March 2019, the Company issued 15,000 shares of its restricted common stock, with a fair value of $75, as consideration for commission expenses incurred during the year ended December 31, 2018.

During the year ended December 31, 2019, the Company issued 27,671 shares of its common stock upon the cashless exercise of 82,929 options to purchase common stock, with exercise prices ranging from $1.70 to $4.17 per share, net of 8,806 shares of common stock withheld for payroll tax withholdings totaling $50.

During the year ended December 31, 2019, the Company issued 2,122 shares of its common stock upon the exercise of 2,122 options to purchase common stock, with exercise prices ranging from $1.70 to $3.20 per share, and received net proceeds of $6.

During the year ended December 31, 2019, the Company issued 688,473 shares of its common stock upon the cashless exercise of 964,532 warrants to purchase common stock with an exercise price of $1.79 per share.

During the year ended December 31, 2019, the Company issued 454,055 shares of its common stock upon the exercise of 454,055 warrants to purchase common stock with an exercise price of $1.79 per share, and received net proceeds of $813.

During the year ended December 31, 2019, 87,610 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Preferred Stock

At December 31, 2019 and 2018, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2019, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 1,004,656 shares available for future issuances under the 2017 Plan at December 31, 2019.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2019 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2019	2,482,009	$5.09
Options granted	362,000	$6.19
Options exercised	(85,051)	$3.56
Options cancelled/forfeit	(102,275)	$4.67
Options outstanding - December 31, 2019	2,656,683	$5.31	5.05	$7,011
Options exercisable	1,603,530	$4.57	5.72	$5,552
Options vested and expected to vest	2,558,998	$5.26	5.10	$6,911

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2019, based on the closing price of the Company’s common stock of $7.78 on that date.

The intrinsic value of the options exercised in 2019 was $246.

During 2019 and 2018, the Company granted stock options to certain employees, directors and consultants. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms ranging from five to ten years. Vesting terms for options granted in 2019 and 2018 to employees and consultants typically included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; quarterly vesting over three years; and 90% of the shares subject to the option vest and become exercisable on the second month after the grant date and the remaining 10% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over the next 11 months. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2019	2018
Weighted-average fair value of options granted	$3.72	$1.42
Expected terms (in years)	5.07 - 7.00	5.77 - 6.11
Expected volatility	64 - 78%	76 - 126%
Risk-free interest rate	1.83 – 2.68%	2.05 – 3.00%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	781,940	6.66	$2.05	619,016	$2.10
$3.04 - $4.50	458,622	6.09	$3.96	440,124	$3.98
$5.49 - $6.36	440,350	7.91	$6.15	178,619	$6.08
$6.64 - $8.99	970,741	1.99	$8.01	360,741	$8.24
$42.80	5,030	0.62	$42.80	5,030	$42.80
$1.47 - $42.80	2,656,683	5.05	$5.31	1,603,530	$4.57

As of December 31, 2019, there was approximately $3,848 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 1.37 years. The stock-based compensation for all stock options was $889 and $1,317 during the years ended December 31, 2019 and 2018, respectively.

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

A summary of the Company’s RSU activity and related information for the year ended December 31, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2018	1,298,946	$2.42
RSUs granted	136,360	$2.20
RSUs vested	(159,626)	$3.94
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2018	1,275,680	$2.16

Grants During the Year Ended December 31, 2019

During the year ended December 31, 2019, 185,000 RSUs with a fair market value of $1,139 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the year ended December 31, 2019, the Company’s board of directors were granted 38,860 RSUs with a fair market value $300 which vests on a quarterly basis, over one year in equal installments, subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2019	1,275,680	$2.16
RSUs granted	223,860	$6.43
RSUs vested	(87,610)	$3.42
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2019	1,411,930	$2.76

As of December 31, 2019, the total unrecognized compensation expense related to unvested RSUs was approximately $1,031 which is expected to be recognized over a weighted-average period of 0.3 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $879 and $1,149 during the years ended December 31, 2019 and 2018, respectively.

Subsidiary Stock-Based Transactions

Surface Pharmaceuticals, Inc. and Melt Pharmaceuticals, Inc. – 2018

During the year ended December 31, 2018 the Company recognized $21 in stock-based compensation related to equity instruments granted by Surface and Melt to consultants, the Company’s employees and directors, including its CEO, Mark Baum, CFO, Andrew Boll, and a director, Richard Lindstrom.

Mayfield Pharmaceuticals, Inc. - 2019

Mayfield issued 1,000,000 shares of its common stock to Elle in connection with acquisition of certain drug candidate intellectual property and rights in February 2019.

Mayfield issued 300,000 shares of its common stock to TGV in connection with acquisition of certain drug candidate intellectual property and rights in July 2019.

During the year ended December 31, 2019, the Company recognized $26 in stock-based compensation related to equity instruments granted by Mayfield for 2,450,000 shares of its restricted common stock that vest upon various performance based milestones and service periods to consultants of Mayfield, including Mayfield’s CEO candidate and to Harrow employees, including 725,000 shares to Mark Baum, CEO of the Company, and 362,500 shares to Andrew Boll, CFO of the Company.

Stowe Pharmaceuticals, Inc. - 2019

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

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Employees – selling, general and administrative	$1,464	$2,251
Directors – selling, general and administrative	300	235
Consultants - selling general and administrative	259	150
Total	$2,023	$2,636

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 12), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2019 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2019	2,206,973	$1.91
Granted	-
Exercised	(1,418,587)	$1.79
Expired	(8,000)	$1.79
Warrants outstanding and exercisable - December 31, 2019	780,386	$2.12
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2019	4.53

All warrants outstanding as of December 31, 2019 are included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Lender warrants (see Note 12)	7/19/2017	615,386	$2.08	615,386	7/19/2024
		780,386	$2.12	780,386

NOTE 15. INCOME TAXES

The Company is subject to taxation in the United States, California, New Jersey, Texas and Pennsylvania. The provision for income taxes for the years ended December 31, 2019 and 2018 are summarized below:

	December 31, 2019	December 31, 2018
Current:
Federal	$-	$-
State	8	6
Total current	$8	$6

Deferred:
Federal	$669	$3,294
State	(148)	440
Change in valuation allowance	(521)	(3,734)
Total deferred	0	0
Income tax provision (benefit)	$8	$6

Income tax expense for the years ended December 31, 2019 and 2018, are recorded in the general and administrative expenses line item in the accompanying consolidated statements of operations.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31, 2019	December 31, 2018
U.S. federal statutory tax rate	21.00%	21.00%
Benefit of lower tax brackets	0.00%	0.00%
State tax benefit, net	(6.73)%	0.04%
Research and development credits	0.00%	(0.14)%
Employee stock-based compensation	3.10%	0.46%
Loss on debt conversion	0.00%	0.00%
Capitalization of Subsidiary	0.00%	0.00%
Change in Rate	0.00%	0.00%
Other	(358.67)%	0.13%
Valuation allowance	334.57%	(21.93)%
Effective income tax rate	(6.73)%	(0.44)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets (liabilities):
NOLs	$19,827	$19,726
Depreciation and amortization	224	30
Other	640	604
Research and development credits	596	617
Deferred stock compensation	3,533	3,036
Basis Difference in Melt	(1,185)	-
Basis Difference in Surface	(1,119)	(1,464)
Basis Difference in Eton	(7,528)	(6,340)
Capital Losses	62	-
Park stock purchase identifiable intangibles	(270)	(484)
Limitation Under 163(j)	299	-
ASC 842 Lease Liability	2,082	-
ASC 842 ROU Asset	(1,959)	-
Total deferred tax assets, net	15,202	15,723
Valuation allowance	(15,202)	(15,723)
Net deferred tax liabilities	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $500 and $3,700 during 2019 and 2018, respectively.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65,874 and federal research and development tax credits of approximately $354. Under new tax law, federal NOLs can be carried forward indefinitely. The federal research credits will expire beginning in the year 2026. As of December 31, 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $67,538 which expire beginning in the year 2017 and state research and development tax credits of approximately $305 which do not expire.

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

The Company did not have any unrecognized tax benefits as of December 31, 2019 and 2018, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2019.

A reconciliation of the change in the UTB balance from January 1, 2019 to December 31, 2019 is as follows:

Fed & State Tax
Balance at January 1, 2019	$-
Additions for tax positions related to current year	-
Additions/(reductions) for tax positions related to prior years	-

Balance at December 31, 2019	-

Total unrecognized tax benefits as of December 31, 2019	-

NOTE 16. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $312 and $248 to the plan during the years ended December 31, 2019 and 2018, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Legal

Dr. Sobol

In December 2016, Louis L. Sobol, M.D. (“Sobol”) filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division against the Company, asserting claims on behalf of himself and an as-yet-uncertified class of consumers. The claims allege violations under the Telephone Consumer Protection Act, 47 U.S.C. § 227 via the Company’s alleged transmittal of advertisements to its clients via facsimile. The Court approved the parties’ proposed settlement agreement in the spring of 2019. During the year ended December 31, 2018, the Company accrued $640 for expected damages related to this matter and the proposed settlement amount. As a result of the low claim rate of approximately 1.4%, the Company’s total damages were $571, which was paid in October 2019. This formally resolved all known disputes between the parties.

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to the Company’s purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found the Company liable for only $49 in lost profit damages, which was accrued as an expense during the period ended December 31, 2019 (see Note 11). In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the state of California. The injunction requires the Company to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. The Company believes it was already in compliance with the order, prior to the injunction being ordered. On October 2, 2019, Allergan and the Company filed a joint stipulation to voluntarily dismiss each parties’ respective pending appeals arising out of the lawsuit. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all known disputes between the parties.

California Board of Pharmacy

In March 2018, the California Board of Pharmacy filed an accusation against Park related to a compounded formulation the Company believes was legally dispensed and was, without its knowledge, inappropriately administered to a patient unknown to Park, by the prescribing healthcare professional. Park filed a response to the accusation and requested a formal hearing. In April 2019, Park agreed to, and the California State Board of Pharmacy approved terms of a settlement agreement (the “Settlement Agreement”) that became effective on May 29, 2019. Pursuant to the terms of the Settlement Agreement, Park was required to, and did, surrender its California pharmacy license by August 27, 2019. This formally resolved all known disputes between the parties.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served the Company with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, the Company removed the case to Federal Court and subsequently answered the complaint. On January 24, 2020, the plaintiffs and the Company filed a joint stipulation, and the case was dismissed with prejudice. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all known disputes between the parties as connected to this matter.

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

Sales and Marketing Agreements

During 2017 through 2019, the Company entered various sales and marketing agreements with certain organizations, to provide sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with the Company’s ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments to equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. The Company accrued and recorded in additional paid in capital $159 and $42 related to stock-based payments for these agreements during the year ended December 31, 2019 and 2018, respectively, and $2,700 and $1,511 were incurred under these agreements for commission expenses during the years ended December 31, 2019 and 2018, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $371 and $245 were accrued in accounts payable and accrued expenses under these agreements during the years ended December 31, 2019 and 2018, respectively, and $846 and $561 were incurred under these agreements as royalty expenses for the years ended December 31, 2019 and 2018, respectively.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $63 and $122 in cash during the years ended December 31, 2019 and 2018, respectively, and was due an additional $55 and $15 at December 31, 2019 and 2018, respectively. The Company incurred $103 and $118 for royalty expenses related to the Klarity License Agreement during the years ended December 31, 2019 and 2018, respectively.

Injectable Asset Purchase Agreement – Related Party

In December 2019, the Company entered into an asset purchase agreement (the “Lindstrom APA”) with Dr. Lindstrom, a member of its Board of Directors. Pursuant to the terms of the Lindstrom APA, the Company acquired certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license an ophthalmic injectable product (the “Lindstrom Product”).

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $0 in cash during the year ended December 31, 2019, and was due $40 at December 31, 2019. The Company incurred $40 for royalty expenses related to the Lindstrom Agreement during the year ended December 31, 2019.

Presbyopia Asset Purchase Agreement – Related Party

In December 2019, the Company entered into an asset purchase agreement (the “Presbyopia APA”) with Dr. Lindstrom, a member of its Board of Directors. Pursuant to the terms of the Presbyopia APA, the Company acquired certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license an ophthalmic topical product to treat presbyopia (the “Presbyopia Product”).

Under the terms of the Presbyopia Product, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the year ended December 31, 2019, and was due $0 at December 31, 2019. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the year ended December 31, 2019.

NOTE 18. SEGMENT INFORMATION AND CONCENTRATIONS

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments are based on segment contribution. The Company’s reportable segments consist of (i) its commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of ImprimisRx and the former Park businesses; and (ii) its start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the year ended December 31, 2019:

	For the Year Ended December 31, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$51,165	$-	$51,165
Cost of sales	(16,749)	-	(16,749)
Gross profit	34,416	-	34,416

Operating expenses:
Selling, general and administrative	24,468	174	24,642
Research and development	1,006	361	1,367
Segment contribution	$8,942	$(535)	$8,407
Corporate			8,245
Research and development			716
Amortization			209
Asset sales and impairments, net			4,040
Operating loss			$(4,803)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at December 31, 2019 and December 31, 2018 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the year ended December 31, 2019 and 2018.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 73% of active pharmaceutical ingredient purchases during the year ended December 31, 2019, and 51% during the year ended December 31, 2018.

NOTE 19. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2019 through the filing date of this Annual Report and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosures in the notes thereto.

