Form 10-Q
period 2020-06-30
HARROW HEALTH, INC.
filed 2020-08-10
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on exchange on which registered
Common Stock, $0.001 par value per share	HROW	The NASDAQ Capital Market

As of August 7, 2020, there were 25,649,671 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$4,102	$4,949
Investment in Eton Pharmaceuticals	19,075	25,200
Accounts receivable, net	2,018	2,009
Inventories	3,841	3,301
Prepaid expenses and other current assets	1,333	1,308
Total current assets	30,369	36,767
Property, plant and equipment, net	4,993	5,375
Operating lease right-of-use assets	6,259	6,559
Intangible assets, net	1,960	2,337
Investment in Surface Pharmaceuticals	2,809	3,747
Investment in Melt Pharmaceuticals	2,732	3,968
Goodwill	332	332
TOTAL ASSETS	$49,454	$59,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,780	$7,702
Accrued payroll and related liabilities	3,169	2,117
Deferred revenue and customer deposits	53	57
Current portion of paycheck protection program loan payable	827	-
Current portion of loan payable, net of unamortized debt discount	2,595	1,772
Current portion of operating lease liabilities	651	629
Current portion of finance lease obligations	8	7
Total current liabilities	13,083	12,284
Operating lease liabilities, net of current portion	6,026	6,338
Finance lease obligations, net of current portion	22	26
Accrued expenses, net of current portion	800	800
Paycheck protection program loan payable, net of current portion	1,140	-
Loan payable, net of current portion and unamortized debt discount	12,987	12,219
TOTAL LIABILITIES	34,058	31,667
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,649,171 and 25,526,931 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	26	26
Additional paid-in capital	102,889	101,728
Accumulated deficit	(87,187)	(74,043)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	15,728	27,711
Noncontrolling interests	(332)	(293)
TOTAL STOCKHOLDERS’ EQUITY	15,396	27,418
TOTAL LIABILITIES AND EQUITY	$49,454	$59,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$8,049	$13,509	$19,859	$25,792
License	11	7	18	14
Total revenues	8,060	13,516	19,877	25,806
Cost of sales	(3,204)	(5,225)	(6,830)	(9,123)
Gross profit	4,856	8,291	13,047	16,683
Operating expenses:
Selling, general and administrative	6,954	8,248	15,370	16,791
Research and development	749	810	1,152	1,215
Impairment of intangible assets	363	-	363	-
Total operating expenses	8,066	9,058	16,885	18,006
Loss from operations	(3,210)	(767)	(3,838)	(1,323)
Other income (expense):
Interest expense, net	(505)	(716)	(1,065)	(1,319)
Investment (loss) gain from Melt Pharmaceuticals, net	(690)	(326)	(1,236)	5,199
Investment loss from Surface Pharmaceuticals, net	(599)	(261)	(938)	(504)
Investment gain (loss) from Eton Pharmaceuticals, net	4,725	(350)	(6,125)	6,230
Other income, net	19	-	19	630
Total other (expense) income, net	2,950	(1,653)	(9,345)	10,236
(Loss) income before income taxes	(260)	(2,420)	(13,183)	8,913
Income tax benefit, net	-	-	-	-
Total net (loss) income including noncontrolling interests	(260)	(2,420)	(13,183)	8,913
Net loss attributable to noncontrolling interest	23	42	39	67
Net (loss) income attributable to Harrow Health, Inc.	$(237)	$(2,378)	$(13,144)	$8,980
Basic net (loss) income per share of common stock	$(0.01)	$(0.09)	$(0.51)	$0.36
Diluted net (loss) income per share of common stock	$(0.01)	$(0.09)	$(0.51)	$0.34
Weighted average number of shares of common stock outstanding, basic	25,893,629	25,216,565	25,867,478	25,030,012
Weighted average number of shares of common stock outstanding, diluted	25,893,629	25,216,565	25,867,478	26,696,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except for share data)

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at March 31, 2019	24,718,649	$25	$99,887	$(62,853)	$37,059	$(25)	$37,034

Issuance of common stock in connection with:
Exercise of warrants	399,354	-	17	-	17	-	17
Exercise of employee stock-based options	20,955	-	-	-	-	-	-
Stock-based compensation expense	-	-	367	-	367	-	367
Net loss	-	-	-	(2,378)	(2,378)	(42)	(2,420)
Balance at June 30, 2019	25,138,958	$25	$100,271	$(65,231)	$35,065	$(67)	$34,998

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at March 31, 2020	25,618,918	$26	$102,261	$(86,950)	$15,337	$(309)	$15,028

Issuance of common stock in connection with:
Exercise of employee stock-based options	253	-	-	-	-	-	-
Stock-based payment for services provided	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	545	-	545	-	545
Net loss	-	-	-	(237)	(237)	(23)	(260)
Balance at June 30, 2020	25,649,171	$26	$102,889	$(87,187)	$15,728	$(332)	$15,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2018	24,339,610	$24	$98,938	$(74,211)	$24,751	$-	$24,751

Issuance of common stock in connection with:
Exercise of warrants	763,393	1	178	-	179	-	179
Exercise of employee stock-based options	20,955	-	-	-	-	-	-
Stock-based payment for services provided	15,000	-	75	-	75	-	75
Stock-based compensation expense	-	-	1,080	-	1,080	-	1,080
Net income (loss)	-	-	-	8,980	8,980	(67)	8,913
Balance at June 30, 2019	25,138,958	$25	$100,271	$(65,231)	$35,065	$(67)	$34,998

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2019	25,526,931	$26	$101,728	$(74,043)	$27,711	$(293)	$27,418

Issuance of common stock in connection with:
Exercise of employee stock-based options	253	-	-	-	-	-	-
Vesting of RSUs	91,987	-	-	-	-	-	-
Stock-based payment for services provided	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	1,078	-	1,078	-	1,078
Net loss	-	-	-	(13,144)	(13,144)	(39)	(13,183)
Balance at June 30, 2020	25,649,171	$26	$102,889	$(87,187)	$15,728	$(332)	$15,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (including noncontrolling interests)	$(13,183)	$8,913
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	913	968
Amortization of intangible assets	88	125
Amortization of operating lease right-of-use assets	341	256
Amortization of debt issuance costs and discount	243	263
Provision for bad debt expense	302	-
Investment loss (gain) from Eton, net	6,125	(6,230)
Investment loss from Surface, net	938	504
Investment loss (gain) from Melt, net	1,236	(5,199)
Loss on sale and disposal of assets	5	76
Interest paid-in-kind on loan payable	348	-
Impairment of intangible assets	363	-
Stock-based payment of consulting services	83	75
Stock-based compensation	1,078	1,080
Changes in assets and liabilities:
Accounts receivable	(311)	(309)
Inventories	(540)	(818)
Prepaid expenses and other current assets	(25)	(564)
Accounts payable and accrued expenses	(2,253)	830
Accrued payroll and related liabilities	1,052	(707)
Deferred revenue and customer deposits	(4)	105
NET CASH USED IN OPERATING ACTIVITIES	(3,201)	(632)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(74)	(220)
Purchases of property, plant and equipment	(536)	(565)
NET CASH USED IN INVESTING ACTIVITIES	(610)	(785)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(3)	(375)
Proceeds from SWK debt	1,000	-
Principal payments on loan payable	-	(750)
Payments of costs related to amendment of loan payable	-	(282)
Net proceeds from Payroll Protection Program loan payable	1,967	-
Net proceeds from exercise of warrants	-	179
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,964	(1,228)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(847)	(2,645)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,949	6,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,102	$4,193
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$3,902	$3,993
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,102	$4,193
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$8
Cash paid for interest	$408	$1,053
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for lease obligation	$41	$-
Acquisition of property, plant and equipment with finance lease obligations	$-	$40
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$-	$11

The accompanying notes are an integral part of these consolidated financial statements.

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology-focused pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, the Company founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”), among others. In 2020, Harrow created Visionology, Inc., which intends to launch an online eye health platform business. Harrow also owns royalty rights in various drug candidates being developed by Surface, Melt and Mayfield. The Company intends to continue to create, and hold equity and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as Mayfield (79% majority controlled) and Stowe (70% majority controlled) each subsidiaries of Harrow as of June 30, 2020. The remaining 21% of Mayfield is owned by Elle Pharmaceutical, LLC (“Elle”), TGV-Health, LLC and its affiliated entities (collectively “TGV”) or other consultants. Mayfield was organized to develop women’s health-focused drug candidates. The remaining 30% of Stowe is owned by TGV. Stowe was organized to develop ophthalmic drug candidates. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold and/or control, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended June 30, 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Mayfield and Stowe.

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

The Company believes reductions in elective procedures in response to CMS guidance have had, and will continue to have, an adverse impact, which may be material, on the Company’s financial condition, liquidity and results of operations. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers, all of which are uncertain and cannot be predicted. As of the date of issuance of this Quarterly Report, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain. For further information, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report and information in the Company’s other filings with the Securities and Exchange Commission.

The Company has incurred significant operating losses and negative cash flows from operations since its inception. The Company incurred operating losses of $3,838 and $1,323 for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $87,187 and $74,043 as of June 30, 2020 and December 31, 2019, respectively. In addition, the Company used cash in operating activities of $3,201 and $632 for the six months ended June 30, 2020 and 2019, respectively.

While there is no assurance, management of the Company believes existing cash resources and restricted cash of $4,102 at June 30, 2020 together with cash generated from revenues, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2020 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 5,414,504 and 5,331,883 at June 30, 2020 and 2019, respectively, and, except for the six months ended June 30, 2019, are excluded from the calculation of diluted net income (loss) per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2020 and 2019 was 251,746 and 304,873, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator – net (loss) income attributable to Harrow Health, Inc.	$(237)	$(2,378)	$(13,144)	$8,980
Denominator – weighted average number of shares outstanding, basic	25,893,629	25,216,565	25,867,478	25,030,012
Net (loss) income per share, basic	$(0.01)	$(0.09)	$(0.51)	$0.36

For the six months ended June 30, 2019, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Diluted common equivalent shares for the six months ended June 30, 2019, consisted of the following:

For the Six Months Ended
June 30, 2019

Diluted shares related to:
Warrants	1,028,780
Stock options	637,891
Dilutive common equivalent shares	1,666,671

The following table shows the computation of diluted net income (loss) per share of common stock for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator – net (loss) income attributable to Harrow Health, Inc.	$(237)	$(2,378)	$(13,144)	$8,980
Denominator – weighted average number of shares outstanding, basic	25,893,629	25,216,565	25,867,478	25,030,012
Dilutive common equivalents	-	-	-	1,666,671
Number of shares used for diluted income (loss) per share computation	25,893,629	25,216,565	25,867,478	26,696,683
Net (loss) income per share, basic	$(0.01)	$(0.09)	$(0.51)	$0.34

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of Eton common stock, which represents approximately 16.7% of the equity and voting interests of Eton as of June 30, 2020. At June 30, 2020 the fair market value of Eton’s common stock was $5.45 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the three and six months ended June 30, 2020, the Company recorded an investment gain (loss) from its Eton common stock position of $4,725 and $(6,125), respectively, related to the change in fair market value of the Company’s investment in Eton during the measurement periods. As of June 30, 2020, the fair market value of the Company’s investment in Eton was $19,075.

Mark Baum, the Company’s Chief Executive Officer, is a member of the board of directors of Eton.

Investment in Melt Pharmaceuticals, Inc. – Related Party

In April 2018, the Company formed Melt as a wholly owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (collectively, the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400 of proceeds (collectively the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, the Company lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements.

In January 2019, the Company deconsolidated Melt and recorded a gain of $5,810 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and the Company’s new ownership interest in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares of Melt (which is approximately 44% of the equity interests as of June 30, 2020) and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net loss of Melt of $690 and $1,236 during the three and six months ended June 30, 2020, respectively. The Company recorded equity in the net loss of Melt of $326 and $611 during the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the carrying value of the Company’s investment in Melt was $2,732.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interests as of June 30, 2020) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net loss of Surface of $599 and $938 during the three and six months ended June 30, 2020, respectively. The Company recorded equity in the net loss of Surface of $261 and $504 during the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the carrying value of the Company’s investment in Surface was $2,809.

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

Intellectual Property License Revenues

The Company currently holds five intellectual property license and related agreements in which the Company has sold or granted a license which provides a customer with the right to access the Company’s intellectual property. License arrangements may include or require non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point of time the performance obligation is met.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2020 and 2019, consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product sales, net	$8,049	$13,509	$19,859	$25,792
License	11	7	18	14
Total revenues	$8,060	$13,516	$19,877	$25,806

Deferred revenue and customer deposits at June 30, 2020 and December 31, 2019, was $53 and $57, respectively. All deferred revenue and customer deposit amounts at December 31, 2019 were recognized as revenue during the six months ended June 30, 2020.

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

As of June 30, 2020, the Company was due $785 from Melt for reimbursable expenses and amounts due under the Melt MSA and are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2020, Melt paid the Company $0.

The Company’s Chief Executive Officer, Mark L. Baum, and Chief Medical Officer, Larry Dillaha, are members of the Melt board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

For the
Six Months Ended
June 30, 2020
Revenues, net	$-
Loss from operations	2,574
Net loss	$(2,574)

The unaudited condensed balance sheet information of Melt is summarized below:

June 30,
2020
Current assets	$4,789
Non-current assets	12
Total assets	$4,801

Total liabilities	$1,495
Total preferred stock and stockholders’ equity	3,306
Total liabilities and stockholders’ equity	$4,801

NOTE 5. INVESTMENT IN SURFACE PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

The Company entered into an asset purchase and license agreement with Surface in 2017, and amended it in April 2018 (the “Surface License Agreements”). Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights to develop, formulate, make, sell, and sub-license ophthalmic formulations (collectively, the “Surface Products”). Surface is required to make royalty payments to the Company of 4%-6% of net sales of the Surface Products while any patent rights remain outstanding.

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

The unaudited condensed results of operations information of Surface is summarized below:

For the
Six Months Ended
June 30, 2020
Revenues, net	$-
Loss from operations	3,127
Net loss	$(3,127)

The unaudited condensed balance sheet information of Surface is summarized below:

June 30,
2020
Current assets	$12,911
Non-current assets	45
Total assets	$12,956

Total liabilities	$642
Total stockholders’ equity	12,314
Total liabilities and stockholders’ equity	$12,956

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2020 and December 31, 2019 was as follows:

	June 30,	December 31,
	2020	2019
Raw materials	$2,758	$2,405
Work in progress	2	20
Finished goods	1,081	876
Total inventories	$3,841	$3,301

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
Prepaid insurance	$98	$123
Other prepaid expenses	361	358
Receivable due from Melt	785	722
Deposits and other current assets	89	105
Total prepaid expenses and other current assets	$1,333	$1,308

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2020	2019
Property, plant and equipment, net:
Computer software and hardware	$1,760	$1,732
Furniture and equipment	463	363
Lab and pharmacy equipment	3,399	3,164
Leasehold improvements	5,674	5,510
Property, plant and equipment, gross	11,296	10,769
Accumulated depreciation and amortization	(6,303)	(5,394)
Property, plant and equipment, Net	$4,993	$5,375

For the three and six months ended June 30, 2020, depreciation and amortization related to the property, plant and equipment was $465 and $913, respectively. For the three and six months ended June 30, 2019, depreciation and amortization related to the property, plant and equipment was $491 and $968, respectively.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2020 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$879	$(80)	$(363)	$436
Licenses	20 years	50	(6)	-	44
Trademarks	Indefinite	348	-	-	348
Customer relationships	3-15 years	1,519	(388)	-	1,131
Trade name	5 years	5	(5)	-	-
Non-competition clause	3-4 years	50	(50)	-	-
State pharmacy licenses	25 years	8	(7)	-	1
		$2,859	$(536)	$(363)	$1,960

During the three and six months ended June 30, 2020, the Company recorded impairment charges of $363 related to patent filings associated with the products that the Company was no longer actively selling.

Amortization expense for intangible assets for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Patents	$8	$11	$19	$15
Licenses	-	1	1	5
Customer relationships	35	51	68	102
Trade name	-	-	-	2
State pharmacy licenses	-	-	-	1
	$43	$63	$88	$125

Estimated future amortization expense for the Company’s intangible assets at June 30, 2020 is as follows:

Remainder of 2020	$85
2021	166
2022	166
2023	166
2024	138
Thereafter	891
$1,612

There have been no changes in the carrying value of the Company’s goodwill during the three and six months ended June 30, 2020.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$5,530	$7,409
Other accrued expenses	-	49
Accrued interest	250	244
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	6,580	8,502
Less: Current portion	(5,780)	(7,702)
Non-current total accrued expenses	$800	$800

NOTE 11. DEBT

In July 2017, the Company entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (collectively, “SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five-year term; however, such term could be reduced to four years if certain revenue requirements are not achieved. The SWK Loan is secured by substantially all of the Company’s assets, including its intellectual property rights. The SWK Loan was subsequently amended in May 2019 and again in April 2020 (see below). The SWK Loan bears an interest rate that is equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 2.00%), plus an applicable margin of 10.00% (the “Margin Rate”); provided that, if, two days prior to a payment date, the Company provides SWK evidence that the Company has achieved a leverage ratio as of such date of less than 4.00:1:00, the Margin Rate shall equal 9.00%; and if the Company has achieved a leverage ratio as of such date of less than 3.00:1:00, the Margin Rate shall equal 7.00%. The leverage ratio means, as of any date of determination, the ratio of: (a) indebtedness as of such date to (b) EBITDA (as defined in the SWK Loan), of the Company for the immediately preceding 12 month period, adding-back (i) actual litigation expenses for the immediately preceding 12 month period, minus (ii) actual litigation expenses for the immediately preceding 3 month period multiplied by 4.

Second Amendment to SWK Loan

On April 1, 2020, the Company and several of its wholly owned subsidiaries entered into a second amendment (the “SWK Amendment”) to the SWK Loan, with SWK. A summary of the material changes contained in the SWK Amendment are as follows:

●	SWK agreed to make available to the Company, and the Company drew down on, an additional principal amount of $1,000;

●	The definition of the first amortization date was changed to August 14, 2020, permitting the Company to pay interest only on the principal amount loaned for the next payment (payments are due on a quarterly basis) following the SWK Amendment; and

●	The interest payment due May 14, 2020 will be paid in kind by increasing the principal amount of the term loans by an amount equal to the interest accrued as of such date.

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

At June 30, 2020, future minimum payments under the Company’s debt agreements were as follows:

Amount
Remainder of 2020	$2,439
2021	5,430
2022	4,437
2023	9,738
Total minimum payments	22,044
Less: amount representing estimated interest	(3,479)
Loans payable, gross	18,565
Less: unamortized discount	(1,016)
Notes payable	17,549
Less: current portion, net of unamortized discount	(3,422)
Loans payable, net of current portion and unamortized debt discount	$14,127

For the three and six months ended June 30, 2020, debt discount amortization related to the SWK Loan was $83 and $243, respectively. For the three and six months ended June 30, 2019, debt discount amortization related to the SWK Loan was $125 and $263, respectively.

NOTE 12. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining lease terms between one to four years and contain various clauses for renewal at our option.

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 4,500 square feet of office and lab space in Irvine, California that expires in December 2020, with an option to extend the term for up to two five-year periods. As part of the Company’s restructuring of the Park Compounding, Inc. (“Park”) business, the Company assessed its obligations under this lease. As of the date of this Quarterly Report, management expects the Company to sublease this space and has determined that there is a practical ability to do so, and as a result did not recognize any impairment costs related to this lease and the Company’s right to use the asset;

●	An operating lease for 25,000 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2024, with an option to extend the term for two additional five-year periods; and

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.

In March 2020, the Company amended its New Jersey lease for the expansion of an additional 1,400 square feet of space which is expected to commence in September 2020 and expire in July 2026. The March 2020 lease is not included below since the new lease term has not commenced as of June 30, 2020.

At June 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.32% and 9.85 years, respectively.

During the three and six months ended June 30, 2020, cash paid for amounts included for the operating lease liabilities was $276 and $547 and the Company recorded operating lease expense of $280 and $555 included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of June 30, 2020 were as follows:

Operating Leases
Remainder of 2020	$556
2021	987
2022	1,008
2023	1,032
2024	1,035
Thereafter	4,465
Total minimum lease payments	9,083
Less: amount representing interest payments	(2,406)
Total operating lease liabilities	6,677
Less: current portion, operating lease liabilities	(651)
Operating lease liabilities, net of current portion	$6,026

The Company also has a lease that is included in its lease accounting but is not considered significant.

Future lease payments under finance leases as of June 30, 2020 were as follows:

Finance Leases
Remainder of 2020	$5
2021	9
2022	9
2023	9
2024	1
Total minimum lease payments	33
Less: amount representing interest payments	(3)
Present value of future minimum lease payments	30
Less: current portion, finance lease obligation	(8)
Finance lease obligation, net of current portion	$22

At June 30, 2020, the incremental borrowing rate and the remaining lease term for the finance lease held by the Company were 6.36% and 3.58 years, respectively.

For the three and six months ended June 30, 2020, depreciation expense related to the equipment held under the finance lease obligation was $2 and $4, respectively.

For each of the three and six months ended June 30, 2020, cash paid and expense recognized for interest expense related to the finance lease obligation was $0 and $1, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In May 2020, the Company issued 30,000 shares of its restricted common stock, with a fair value of $167, as consideration for commission expenses incurred during the year ended December 31, 2019 and the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company issued 253 shares of its common stock upon the cashless exercise of options to purchase 750 shares of common stock, with an exercise price of $3.04 per share, net of 69 shares of common stock withheld for payroll tax withholdings.

During the six months ended June 30, 2020, the Company issued 91,987 shares of its common stock underlying RSUs issued to a director that resigned. The RSUs had previously vested, including 2,429 RSUs during the six months ended June 30, 2020, but the issuance and delivery of the shares were deferred until the director resigned.

During the six months ended June 30, 2020, 17,001 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2020, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 414,382 shares available for future issuances under the 2017 Plan at June 30, 2020.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2020 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2020	2,656,683	$5.30
Options granted	355,500	$6.57
Options exercised	(750)	$3.04
Options cancelled/forfeited	(8,839)	$3.79
Options outstanding - June 30, 2020	3,002,594	$5.46	6.14	$3,118
Options exercisable – June 30, 2020	1,779,188	$4.53	5.48	$2,749
Options vested and expected to vest – June 30, 2020	2,887,635	$5.40	6.09	$3,107

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2020, based on the closing price of the Company’s common stock of $5.21 on that date.

During the six months ended June 30, 2020, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the three months ended June 30, 2020 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

On July 31, 2015, the Company granted to its Chief Executive Officer, Mark Baum, an option (the “Baum Performance Option”) to purchase 600,000 shares of the Company’s common stock at an exercise price of $7.87 per share under the 2007 Plan subject to the satisfaction of certain market-based vesting criteria. The market-based vesting criteria are separated into five tranches and require that the Company achieve and maintain certain average stock price targets ranging from $9 per share to $15 per share during the five year period following the grant date. On June 4, 2020, the Company amended the Baum Performance Option, to extend the vesting and contractual term by 5 years. The Company treated this amendment as a modification to the Baum Performance Option for accounting purposes. The fair value of the modification was $1,876 using a Monte Carlo Simulation with a five year life, 70% volatility and a risk-free interest rate of 0.40%. The fair value of the modification will be recognized as stock-based compensation expense over the service period.

With the exception of the Baum Performance Option, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The expected term of options granted to employees and directors was determined in accordance with the “simplified approach,” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture rate of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2020
Weighted-average fair value of options granted	$3.93
Expected terms (in years)	0.5 – 6.11
Expected volatility	66% - 71%
Risk-free interest rate	0.50% - 1.64%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	778,690	6.15	$2.05	699,301	$2.08
$2.76 - $4.66	535,283	6.21	$3.98	455,531	$3.98
$5.49 - $6.36	437,350	7.40	$6.15	235,710	$6.11
$6.64 - $8.99	1,246,241	5.67	$7.85	383,616	$8.19
$42.80	5,030	0.12	$42.80	5,030	$42.80
$1.47 - $42.80	3,002,594	6.14	$5.46	1,779,188	$4.53

As of June 30, 2020, there was approximately $6,383 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 4.09 years. The stock-based compensation expense for all stock options was $271 and $534 during the three and six months ended June 30, 2020, respectively.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

During the three and six months ended June 30, 2020, the Company’s board of directors were granted 68,024 RSUs with a fair market value $400 which vest on a quarterly basis, over one year in equal installments.

During the three and six months ended June 30, 2020, 161,000 RSUs with a fair market value of $1,025 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the six months ended June 30, 2020, the Company granted 10,000 RSUs to a new member of its board of directors, with a fair market value of $39 which vest on the one-year anniversary of the date granted.

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2020	1,411,930	$2.76
RSUs granted	239,024	$6.13
RSUs vested	(19,430)	$7.72
RSUs cancelled/forfeited	-
RSUs unvested at June 30, 2020	1,631,524	$3.19

As of June 30, 2020, the total unrecognized compensation expense related to unvested RSUs was approximately $1,967, which is expected to be recognized over a weighted-average period of 0.5 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2020 was $268 and $527, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the six months ended June 30, 2020 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2020	780,386	$2.12
Granted	-
Exercised	-	-
Expired	-
Warrants outstanding and exercisable - June 30, 2020	780,386	$2.12
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2020	4.03

Warrants outstanding and exercisable as of June 30, 2020 are as follows:

		Warrants	Exercise	Expiration
Warrant Series	Issue Date	Outstanding	Price	Date
Lender warrants	5/11/2015	125,000	$1.79	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	8/16/2021
Lender warrants	7/19/2017	615,386	$2.08	7/19/2024
		780,386	$2.12

Subsidiary Stock-Based Transactions

Mayfield Pharmaceuticals, Inc.

During the six months ended June 30, 2020, Mayfield repurchased 650,000 shares of its common stock from Elle, for an aggregate purchase price of $1.

During the six months ended June 30, 2020, Mayfield issued 475,000 shares of its restricted common stock, with a fair value of $11, that vest upon various performance-based milestones and over a four-year service period to Mayfield’s Chief Executive Officer candidate. During the three and six months ended June 30, 2020, the Company recognized $6 and $17, respectively, in stock-based compensation tied to the Mayfield stock options.

During the six months ended June 30, 2020, 500,000 shares of Mayfield’s restricted common stock were forfeited by a consultant.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Employees - selling, general and administrative	$436	$268	$872	$906
Directors - selling, general and administrative	96	75	193	150
Consultants - selling, general and administrative	96	24	96	99
Total	$628	$367	$1,161	$1,155

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $0 and $55 were made during the three and six months ended June 30, 2020, respectively. Royalty expense of $27 and $56 was incurred during the three and six months ended June 30, 2020, respectively, and is included in accounts payable and is due to Dr. Lindstrom at June 30, 2020.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $0 and $7 in cash during the three and six months ended June 30, 2020, respectively, and an additional $42 was payable to Dr. Lindstrom at June 30, 2020. The Company incurred royalty expense of $4 and $42 related to the Lindstrom APA during the three and six months ended June 30, 2020, respectively.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Harrow in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to issue shares of the Company’s restricted common stock to certain organizations if net sales in the assigned territory reach certain future milestone levels by the end of their terms, as applicable. Commission expenses of $318 and $921 were incurred under these agreements during the three and six months ended June 30, 2020, respectively, of which $0 and $83 were stock-based payments.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. Royalty expenses of $117 and $261 and $274 and $465 were incurred under these agreements for the three and six months ended June 30, 2020 and 2019, respectively, and $431 and $274 are included in accounts payable at June 30, 2020 and 2019, respectively.

NOTE 15. SEGMENT INFORMATION AND CONCENTRATIONS

Management evaluates performance of the Company based on operating segments. Segment performance for its two operating segments is based on segment contribution. The Company’s reportable segments consist of (i) its commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of the ImprimisRx business; and (ii) its start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), board of directors and principal executive officers and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

●	Total assets including capital expenditures.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$8,060	$-	$8,060
Cost of sales	(3,204)	-	(3,204)
Gross profit	4,856	-	4,856

Operating expenses:
Selling, general and administrative	4,598	43	4,641
Research and development	497	46	543
Segment contribution	(239)	(89)	(328)
Corporate			2,270
Research and development			206
Amortization			43
Asset sales and impairments, net			363
Operating loss			$(3,210)

	For the Six Months Ended June 30, 2020
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$19,877	$-	$19,877
Cost of sales	(6,830)	-	(6,830)
Gross profit	13,047	-	13,047

Operating expenses:
Selling, general and administrative	11,238	87	11,325
Research and development	540	57	597
Segment contribution	1,269	(144)	1,125
Corporate			3,957
Research and development			555
Amortization			88
Asset sales and impairments, net			363
Operating loss			$(3,838)

	For the Three Months Ended June 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$13,516	$-	$13,516
Cost of sales	(5,225)	-	(5,225)
Gross profit	8,291	-	8,291

Operating expenses:
Selling, general and administrative	5,804	43	5,847
Research and development	533	127	660
Segment contribution	1,954	(170)	1,784
Corporate			2,342
Research and development			150
Amortization			59
Operating loss			$(767)

	For the Six Months Ended June 30, 2019
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$25,806	$-	$25,806
Cost of sales	(9,123)	-	(9,123)
Gross profit	16,683	-	16,683

Operating expenses:
Selling, general and administrative	11,519	86	11,605
Research and development	658	263	921
Segment contribution	4,506	(349)	4,157
Corporate			5,061
Research and development			294
Amortization			125
Operating loss			$(1,323)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at June 30, 2020 and December 31, 2019 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. No customer accounted for more than 10% of the Company’s total pharmacy sales for the three and six months ended June 30, 2020 and 2019.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 60% and 70% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2020, respectively, and 69% and 65% during the three and six months ended June 30, 2019, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2020 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

In July 2020, the Company issued 500 shares of its common stock upon the exercise of options to purchase 500 shares of common stock, with an exercise price of $3.20 per share, and received net proceeds of $2.

Eyepoint Commercial Alliance Agreement

On August 1, 2020, the Company, through its wholly-owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint will pay the Company a fee calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company shall use commercially reasonable efforts to promote and market DEXCYU in the U.S.

Subject to early termination, the Dexycu Agreement expires on August 1, 2025, subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXCYU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: the impact of the COVID-19 pandemic on our financial condition, liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the Securities and Exchange Commission. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have non-controlling equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Pharmaceuticals, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, we founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”), among others. During the second half of 2020, we intend to launch a new business called Visionology. We also own royalty rights in various drug candidates being developed by Surface, Melt and Mayfield. We intend to continue to create and hold equity and royalty rights in new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

ImprimisRx

ImprimisRx is our ophthalmology focused prescription pharmaceutical business. We offer to over 9,000 physician customers and their patients critical medicines to meet their needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (or cGMPs) or other FDA guidance documents, in our FDA-registered New Jersey Outsourcing Facility (“NJOF”).

Visionology

Visionology is expected to be an online eye health platform. Visionology will leverage our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States. We expect to launch a proof-of-concept model for Visionology during the second half of 2020 within a certain region of the U.S., and if successful, expand the launch on a nationwide basis later in 2020 and/or 2021.

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

We operate two compounding facilities located in Ledgewood, New Jersey. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”), is a licensed pharmacy operating under Section 503A of the FDCA. All products that we sell, produce and dispense are made in the United States.

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

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface, Melt, Mayfield, and Stowe and hold royalty interests in certain of their drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We intend to create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop.

Consolidated Businesses (Controlling Equity Interests)

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

We own 2,500,000 shares of Stowe common stock, and control 70% of the equity and voting interests issued and outstanding of Stowe, at June 30, 2020.

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

We own 2,500,000 shares of Mayfield common stock, and control 79% of the equity and voting interests issued and outstanding of Mayfield, at June 30, 2020. We are currently pursuing a deconsolidating transaction for Mayfield. We have contracted with an experienced life science executive that we expect to lead Mayfield once deconsolidated.

Radley Pharmaceuticals, Inc.

Radley Pharmaceuticals, Inc. (“Radley”), a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company that has been focused on the development of proprietary drug candidates focused on rare diseases. Radley currently has three drug programs in its pipeline. During the second quarter of 2020, we suspended all activities related to Radley to focus attention and capital on other projects. We intend to resume these activities at the appropriate time, however, no assurance can be provided that activities related to Radley will resume.

De-Consolidated Businesses (Noncontrolling Equity Interests)

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

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which is less than 20% of the equity and voting interests issued and outstanding of Eton as of June 30, 2020.

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

During the fourth quarter of 2019, Surface filed an investigational new drug application (“IND”) for its drug program SURF-201. SURF-201 is a novel steroid topical eye drop drug candidate for treating pain and inflammation post-ocular surgery. Surface submitted an IND for its lead drug candidate, SURF-100, in May 2020, for treating signs and symptoms associated with chronic dry eye disease. Surface also filed a third IND during the first half of 2020. We expect Surface may release certain clinical data related to these programs near the end of 2020 and beginning of 2021, however such clinical programs were delayed as a result of the ongoing COVID-19 pandemic and as a result, data from these clinical programs will likely be delayed as well.

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which is approximately 30% of the equity and voting interests as of June 30, 2020. We expect Surface to complete another round of financing within the next twelve months.

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

MELT-100 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an IND in June 2020 and has begun its clinical program for MELT-100. We expect Melt will announce topline data from its Phase 1 study during the fourth quarter of 2020.

In January 2019, Melt closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. We own 3,500,000 shares of Melt common stock, which is approximately 44% of the equity and voting interests issued and outstanding of Melt, as of June 30, 2020. We expect Melt to complete another round of financing within the next twelve months.

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

Reimbursement Options

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-party payors in order to make our formulations available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance and opportunity for our formulations may be limited.

Additionally, we are making efforts to receive reimbursement and/or optimize the pricing for some of our currently available pharmaceutical compounded formulations, including applying for transitional pass-through reimbursement status for one of our formulations. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing CMS spending. We had previously expected that CMS would communicate a decision to us prior to July 1, 2020, however, that timeline was delayed which we believe was due to COVID-19 related priorities at CMS (i.e. new policymaking). As of the date of this Report, we expect to hear from CMS before October 1, 2020 regarding whether we will be granted pass-through status for one of these formulations, although we may continue to experience further delays in a decision for our formulation beyond that date. Any efforts to attain optimized pricing or reimbursement for these or any of our other proprietary formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

Recent Developments

The following describes certain developments in 2020 to date that are important to understand our financial condition and results of operations as well as operating trends and prospects. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments.

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

Many of the Company’s customers use its drugs in procedures that were impacted by the CMS guidance to limit elective procedures. In addition, the Company and our business partners need access to healthcare providers and facilities to conduct clinical trials and other activities required to achieve regulatory clearance of products under development. We are carefully monitoring rapidly evolving changes in healthcare delivery systems and may adjust our operating and product development plans accordingly.

Given the unprecedented and dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future. However, the reduction in elective procedures in response to CMS guidance has had a material adverse impact, on our revenues, profitability and cash flows, in particular during the second quarter of 2020. The extent and duration of that impact will depend upon the extent of procedure postponements, the duration of the pandemic and any resurgences of it, especially within certain geographies and states that have retained restrictive measures and social distancing policies. In May 2020, some U.S. states and geographies began easing restrictions associated with the COVID-19 pandemic including those restrictions related to elective procedures, as restrictions were lifted in those areas there was a correlation with an increase in our revenues. Despite the recent resurgence of the COVID-19 pandemic in certain parts of the U.S., we are hopeful that the general trend of easing of restrictions will continue, and sales of our products will return to historical norms and historical growth trends, as other states and governmental authorities continue to ease restrictions associated with elective procedures and the COVID-19 pandemic. Assuming the strictest of lockdown scenarios are avoided, we believe we have sufficient liquidity resources to sustain our planned level of operations.

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

PPP Loan

In April 2020, we entered into the PPP Loan with Renasant Bank in the principal amount of $1,967,100 and received cash proceeds of the same amount, pursuant to the PPP under the CARES Act, which was enacted March 27, 2020. The PPP is administered by the U.S. Small Business Administration (the “SBA”).

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments (it being anticipated that at least 75% of the loan amount will be required to be used for eligible payroll costs); the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible expenses during the covered eight-week period will qualify for forgiveness. While we used proceeds from the PPP Loan for such qualifying expenses, in particular maintaining continuity of our payroll and workforce (including staff critical to the timely production and dispensing of medicines we make), no assurance can be provided that we will apply for or obtain forgiveness of the PPP Loan in whole or in part.

Eyepoint Commercial Alliance Agreement

On August 1, 2020, our wholly-owned subsidiary ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint will pay ImprimisRx a fee calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of ImprimisRx in the U.S. Under the terms of the Dexycu Agreement, ImprimisRx shall use commercially reasonable efforts to promote and market DEXCYU in the U.S.

Subject to early termination, the Dexycu Agreement expires on August 1, 2025, subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXCYU ceases to have “pass-through” payment status. In addition, subject to certain limitations, ImprimisRx may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if ImprimisRx fails to achieve certain minimum sales levels during specified periods.

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2020 and 2019, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,		$
	2020	2019	Variance	2020	2019	Variance
Product sales, net	$8,049,000	$13,509,000	$(5,460,000)	$19,859,000	$25,792,000	$(5,933,000)
License revenues	11,000	7,000	4,000	18,000	14,000	4,000
Total revenues	$8,060,000	$13,516,000	$(5,456,000)	$19,877,000	$25,806,000	$(5,929,000)

The decrease in revenues between periods was largely attributable to the COVID-19 pandemic and CMS guidance to limit elective procedures. Net revenues generated from NJOF totaled $4,870,000 and $12,805,000 during the three and six months ended June 30, 2020, and $8,285,000 and $15,683,000 during the three and six months ended June 30, 2019, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2020	2019	Variance	2020	2019	Variance
Cost of sales	$3,204,000	$5,225,000	$(2,021,000)	$6,830,000	$9,123,000	$(2,293,000)

The decrease in our cost of sales between periods was largely attributable to a decrease in unit volumes sold and partially offset by continued improved utilization of capacity at our compounding facilities.

Gross Profit and Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2020	2019	Variance	2020	2019	Variance
Gross Profit	$4,856,000	$8,291,000	$(3,435,000)	$13,047,000	$16,683,000	$(3,636,000)
Gross Margin	60%	61%	(1%)	66%	65%	1%

Despite a decrease in unit volumes sold, there was little variability between gross margin between periods. This is largely attributable to increased efficiencies in our production process, extension of beyond using dating, or BUD, of some of our products, and an increase in sales prices.

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

The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2020	2019	Variance	2020	2019	Variance
Selling, general and administrative	$6,954,000	$8,248,000	$(1,294,000)	$15,370,000	$16,791,000	$(1,421,000)

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

The following presents our research and development expenses for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2020	2019	Variance	2020	2019	Variance
Research and development	$749,000	$810,000	$(61,000)	$1,152,000	$1,215,000	$(63,000)

Research and development expenses between periods was primarily attributable to formulation development studies for new ophthalmic formulations and clinical programs related to our drug development segment during the three and six months ended June 30, 2020.

Impairment of Intangible Assets

During the three and six months ended June 30, 2020, we recorded a loss of $363,000 related to the impairment of intangible assets related to patent filings associated with the products that we were no longer actively selling.

Interest Expense, net

Interest expense, net was $505,000 and $1,065,000 for the three and six months ended June 30, 2020, compared to $716,000 and $1,319,000 for the same period last year. The decrease during the period ended June 30, 2020 compared to the same period in 2019 was primarily due to interest expense recognition related to a decrease in the amortization of our finance lease obligations.

Investment Gain (Loss) from Melt, net

During the three and six months ended June 30, 2020, we recorded a loss of $690,000 and $1,236,000, respectively, for our share of losses based on our ownership of Melt. During the six months ended June 30, 2019, we recorded a net gain of $5,199,000 related to our investment in Melt. We recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $611,000 for our share of losses based on our ownership of Melt. We began using equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest. Prior to that date, Melt’s losses were consolidated within our statements of operations.

Investment Loss from Surface, net

During the three and six months ended June 30, 2020, we recorded a loss of $599,000 and $938,000, respectively, for our share of losses based on our ownership of Surface. During the three and six months ended June 30, 2019, we recorded a loss of $261,000 and $504,000, respectively, for our share of losses based on our ownership of Surface. We began using equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest. Prior to that date, Surface’s losses were consolidated within our statements of operations.

Investment Gain (Loss) from Eton, net

We recorded a gain of $4,725,000 and loss of $(6,125,000) related to the change in fair market value of Eton’s common stock for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, we recorded a loss of $(350,000) and gain of $6,230,000, respectively, for our share of losses based on our ownership of Eton. We began recording our investment in Eton at fair market value, and ceased equity method accounting for our investment in Eton in November 2018 following Eton’s initial public offering and our ownership falling below 20%.

Other Income (Expense), net

During the six months ended June 30, 2019, we recorded other income, net of $630,000. This was the result of income of $630,000 related to expenses that were paid by us and will be reimbursed by Melt following its deconsolidation. During the six months ended June 30, 2020, we recorded other income, net of $19,000. This was the result of income of $19,000 related to equipment from our Park facility that was sold during the six months ended June 30, 2020.

Net Loss

The following table presents our net loss for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator – net loss	$(237)	$(2,378)	$(13,144)	$8,980
Net income (loss) per share, basic	$(0.01)	$(0.09)	$(0.51)	$0.36
Net income (loss) per share, diluted	$(0.01)	$(0.09)	$(0.51)	$0.34

Financial Information About Segments and Geographic Areas

Management evaluates performance of the Company based on operating segments. Segment performance for our two operating segments are based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx and Park businesses; and (ii) the start-up operations associated with our pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. We do not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with litigation and other legal matters, public company costs (e.g. investor relations), board of directors and principal executive officers, and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

●	Total assets including capital expenditures.

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

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at June 30, 2020 was $4,102,000, compared to $4,949,000 at December 31, 2019. Since inception, July 24, 1998, through June 30, 2020, we have incurred aggregate losses of $87,187,000. These losses are primarily due to selling, general and administrative, and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we discontinued in 2013, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

 As of the date of this Quarterly Report, we believe that cash and cash equivalents of $3,902,000 and restricted investments of $200,000, totaling approximately $4,102,000 at June 30, 2020 together with cash generated from revenues, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(3,201,000)	$(632,000)
Investing activities	(610,000)	(785,000)
Financing activities	2,964,000	(1,228,000)
Net change in cash and cash equivalents	(847,000)	(2,645,000)
Cash and cash equivalents at beginning of the period	4,949,000	6,838,000
Cash and cash equivalents at end of the period	$4,102,000	$4,193,000

Operating Activities

Net cash used in operating activities was $(3,201,000), compared to $(632,000) in operating activities during the same period in the prior year. The increase in net cash used in operating activities during the periods was mainly attributed to the decrease in revenue during the quarter ended June 30, 2020 due to the COVID-19 pandemic and decrease in elective surgical procedures during that period.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was $(610,000) and $(785,000), respectively. Cash used in investing activities in 2020 and 2019 was primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2020 and 2019 was $2,964,000 and $(1,228,000), respectively. Cash provided by financing activities during the six months ended June 30, 2020 was related to proceeds received from the amendment to our loan and security agreement with SWK as well as proceeds received from the PPP Loan.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2020, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Quarterly Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. You should consider all of the factors described in this section as well as the risk factors and the other information in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and our Annual Report on Form 10-K including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Our pharmacy business is impacted by federal and state laws and regulations governing the following: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services including; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure and registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; and state and federal controlled substance laws. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, and federal and state agency interpretations of the statutes and regulations. Statutory or regulatory changes could require us to make changes to our business model and operations and/or could require us to incur significantly increased costs to comply with such regulations.

On July 30, 2020, FDA issued a notice for comments related to certain bulk drug substances to be removed from the 503B Bulk’s List (or Category 1 List). Included in this notice for comment were certain bulk drug substances which we currently use in some of our compounded products. In the event one or more of these bulk substances are ultimately removed from the Category 1 List, we intend to utilize commercially available versions of these substances or similar active pharmaceutical ingredients as replacements of the bulk powders contained in our sterile products. In addition, nothing in the FDA’s notice affects the dispensing of bulk powder-containing products from our 503A pharmacy. Nonetheless, if all or some of the bulk drug substances we use are removed from the 503B Bulk’s List, this may result in a disruption in our operations, revenues and cash flows.

Our loan under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

In April 2020, we received the PPP Loan, which was established under the CARES Act in the principal amount of $1,967,000. Pursuant to Section 1106 of the CARES Act we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds.

The SBA continues to develop and issue new and updated guidance regarding the PPP Loan application and forgiveness process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. Given the evolving nature of the guidance and depending upon our ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that our PPP Loan will be forgiven in whole or in part.

Additionally, the PPP Loan application required us to certify that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and would be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including being required to repay the PPP Loan. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could materially harm our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2020, the Company issued 30,000 shares of its restricted common stock, with a fair value of $167, as consideration for commission expenses incurred during the year ended December 31, 2019 and the six months ended June 30, 2020. These securities have not been registered under the Securities Act and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. In determining that each of the issuances qualified for an exemption under Section 4(a)(2) of the Securities Act, we relied on the fact that the securities were offered to a single individual or entity in consideration for amounts payable by the Company and certain representations and warranties of each investor.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Business Loan Agreement with Renasant Bank pursuant to the Paycheck Protection Program, dated April 27, 2020

10.2	Second Amendment, dated as of April 1, 2020, to the Loan and Security Agreement by and among Harrow Health, Inc., several of its wholly-owned subsidiaries and the Lenders named therein (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on April 3, 2020)

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: August 10, 2020	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

