Form 10-Q
period 2020-09-30
HARROW HEALTH, INC.
filed 2020-11-09
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on exchange on which registered
Common Stock, $0.001 par value per share	HROW	The NASDAQ Global Market

As of November 6, 2020, there were 25,745,967 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$5,727	$4,949
Investment in Eton Pharmaceuticals	27,650	25,200
Accounts receivable, net	2,195	2,009
Inventories	3,974	3,301
Prepaid expenses and other current assets	1,431	1,308
Total current assets	40,977	36,767
Property, plant and equipment, net	4,773	5,375
Operating lease right-of-use assets	6,945	6,559
Intangible assets, net	1,958	2,337
Investment in Surface Ophthalmics	2,053	3,747
Investment in Melt Pharmaceuticals	2,432	3,968
Goodwill	332	332
TOTAL ASSETS	$59,470	$59,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,691	$7,702
Accrued payroll and related liabilities	3,692	2,117
Deferred revenue and customer deposits	63	57
Current portion of paycheck protection program loan payable	1,138	-
Current portion of loan payable, net of unamortized debt discount	2,612	1,772
Current portion of operating lease liabilities	579	629
Current portion of finance lease obligations	7	7
Total current liabilities	13,782	12,284
Operating lease liabilities, net of current portion	6,780	6,338
Finance lease obligations, net of current portion	20	26
Accrued expenses, net of current portion	800	800
Paycheck protection program loan payable, net of current portion	829	-
Loan payable, net of current portion and unamortized debt discount	12,331	12,219
TOTAL LIABILITIES	34,542	31,667
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,652,169 and 25,526,931 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	26	26
Additional paid-in capital	103,798	101,728
Accumulated deficit	(78,549)	(74,043)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	25,275	27,711
Noncontrolling interests	(347)	(293)
TOTAL STOCKHOLDERS’ EQUITY	24,928	27,418
TOTAL LIABILITIES AND EQUITY	$59,470	$59,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$14,385	$12,748	$34,244	$38,540
Other revenues	14	7	32	21
Total revenues	14,399	12,755	34,276	38,561
Cost of sales	(3,696)	(4,061)	(10,526)	(13,184)
Gross profit	10,703	8,694	23,750	25,377
Operating expenses:
Selling, general and administrative	8,436	8,608	23,806	25,399
Research and development	670	444	1,822	1,659
Impairment of long-lived assets	-	4,040	363	4,040
Total operating expenses	9,106	13,092	25,991	31,098
Income (loss) from operations	1,597	(4,398)	(2,241)	(5,721)
Other income (expense):
Interest expense, net	(498)	(620)	(1,563)	(1,939)
Investment (loss) gain from Melt Pharmaceuticals, net	(300)	(682)	(1,536)	4,517
Investment loss from Surface Ophthalmics, net	(756)	(400)	(1,694)	(904)
Investment gain (loss) from Eton Pharmaceuticals, net	8,575	(5,530)	2,450	700
Other income, net	5	-	24	630
Total other income (expense), net	7,026	(7,232)	(2,319)	3,004
Income (loss) before income taxes	8,623	(11,630)	(4,560)	(2,717)
Income tax benefit, net	-	-	-	-
Total net income (loss) including noncontrolling interests	8,623	(11,630)	(4,560)	(2,717)
Net loss attributable to noncontrolling interests	15	161	54	228
Net income (loss) attributable to Harrow Health, Inc.	$8,638	$(11,469)	$(4,506)	$(2,489)
Basic net income (loss) per share of common stock	$0.33	$(0.45)	$(0.17)	$(0.10)
Diluted net income (loss) per share of common stock	$0.32	$(0.45)	$(0.17)	$(0.10)
Weighted average number of shares of common stock outstanding, basic	25,921,573	25,583,998	25,880,554	25,205,215
Weighted average number of shares of common stock outstanding, diluted	27,090,060	25,583,998	25,880,554	25,205,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(In thousands, except for share data)

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at June 30, 2019	25,138,958	$25	$100,271	$(65,231)	$35,065	$(67)	$34,998

Issuance of common stock in connection with:
Exercise of warrants	25,135	-	-	-	-	-	-
Exercise of employee stock-based options, net of tax withholding	4,748	-	(44)	-	(44)	-	(44)
Stock-based payment for services provided	-	-	75	-	75	-	75
Stock-based compensation expense	-	-	328	-	328	-	328
Net loss	-	-	-	(11,469)	(11,469)	(161)	(11,630)
Balance at September 30, 2019	25,168,841	$25	$100,630	$(76,700)	$23,955	$(228)	$23,727

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at June 30, 2020	25,649,171	$26	$102,889	$(87,187)	$15,728	$(332)	$15,396

Issuance of common stock in connection with:
Exercise of employee stock-based options, net of tax withholding	2,998	-	(8)	-	(8)	-	(8)
Stock-based compensation expense	-	-	917	-	917	-	917
Net income (loss)	-	-	-	8,638	8,638	(15)	8,623
Balance at September 30, 2020	25,652,169	$26	$103,798	$(78,549)	$25,275	$(347)	$24,928

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2018	24,339,610	$24	$98,938	$(74,211)	$24,751	$-	$24,751

Issuance of common stock in connection with:
Exercise of warrants	788,528	1	178	-	179	-	179
Exercise of employee stock-based options, net of tax withholding	25,703	-	(44)	-	(44)	-	(44)
Stock-based payment for services provided	15,000	-	150	-	150	-	150
Stock-based compensation expense	-	-	1,408	-	1,408	-	1,408
Net loss	-	-	-	(2,489)	(2,489)	(228)	(2,717)
Balance at September 30, 2019	25,168,841	$25	$100,630	$(76,700)	$23,955	$(228)	$23,727

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2019	25,526,931	$26	$101,728	$(74,043)	$27,711	$(293)	$27,418

Issuance of common stock in connection with:
Exercise of employee stock-based options, net of tax withholding	3,251	-	(8)	-	(8)	-	(8)
Vesting of RSUs	91,987	-	-	-	-	-	-
Stock-based payment for services provided	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	1,995	-	1,995	-	1,995
Net loss	-	-	-	(4,506)	(4,506)	(54)	(4,560)
Balance at September 30, 2020	25,652,169	$26	$103,798	$(78,549)	$25,275	$(347)	$24,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the
	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (including noncontrolling interests)	$(4,560)	$(2,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,377	1,365
Amortization of intangible assets	127	175
Amortization of operating lease right-of-use assets	550	386
Amortization of debt issuance costs and discount	354	394
Provision for bad debt expense	221	-
Investment gain from Eton, net	(2,450)	(700)
Investment loss from Surface, net	1,694	904
Investment loss (gain) from Melt, net	1,536	(4,517)
Loss on sale and disposal of equipment	5	-
Interest paid-in-kind on loan payable	348	-
Impairment of long-lived assets	363	4,013
Stock-based payment of consulting services	83	150
Stock-based compensation	1,995	1,408
Changes in assets and liabilities:
Accounts receivable, net of provision for bad debt expense	(407)	(901)
Inventories	(673)	(1,413)
Prepaid expenses and other current assets	(123)	(528)
Accounts payable and accrued expenses	(2,555)	1,721
Accrued payroll and related liabilities	1,575	(371)
Deferred revenue and customer deposits	6	(71)
NET CASH USED IN OPERATING ACTIVITIES	(534)	(702)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale and disposal of assets	-	4
Investment in patent and trademark assets	(111)	(279)
Purchases of property, plant and equipment	(780)	(589)
NET CASH USED IN INVESTING ACTIVITIES	(891)	(864)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(6)	(744)
Proceeds from SWK debt	1,000	-
Principal payments on loan payable	(750)	(750)
Payments of costs related to amendment of note payable	-	(282)
Net proceeds from Payroll Protection Program loan payable	1,967	-
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU and options	(8)	135
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,203	(1,641)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	778	(3,207)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,949	6,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,727	$3,631
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$5,527	$3,431
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,727	$3,631
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$11
Cash paid for interest	$1,222	$1,546
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
New and revaluation of right-of-use asset obtained in exchange for lease obligation	$936	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2020 and 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology-focused pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Ophthalmics, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, the Company founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”), among others. In 2020, Harrow created Visionology, Inc., which intends to launch an online eye health platform business. Harrow also owns royalty rights in various drug candidates being developed by Surface, Melt and Mayfield. The Company intends to continue to create, and hold equity and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as Mayfield (79% majority controlled) and Stowe (70% majority controlled) each subsidiaries of Harrow as of September 30, 2020. The remaining 21% of Mayfield is owned by Elle Pharmaceutical, LLC (“Elle”), TGV-Health, LLC and its affiliated entities (collectively “TGV”) or other consultants. Mayfield was organized to develop women’s health-focused drug candidates. The remaining 30% of Stowe is owned by TGV. Stowe was organized to develop ophthalmic drug candidates. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold and/or control, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Mayfield and Stowe.

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

The Company believes reductions in elective procedures in response to CMS guidance have had, and may in the future have, an adverse impact, which may be material, to the Company’s financial condition, liquidity and results of operations. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers, all of which are uncertain and cannot be predicted. As of the date of filing of this Quarterly Report, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain. For further information, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report and information in the Company’s other filings with the Securities and Exchange Commission.

During certain periods, including those impacted by the COVID-19 pandemic, the Company has incurred operating losses and negative cash flows from operations. The Company incurred operating losses of $2,241 and $5,721 for the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $78,549 and $74,043 as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company used cash in operating activities of $534 and $702 for the nine months ended September 30, 2020 and 2019, respectively.

While there is no assurance, management of the Company believes existing cash resources and restricted cash of $5,727 at September 30, 2020 together with cash generated from revenues, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses, working capital requirements and the future impact of the COVID-19 pandemic on its business could be incorrect, and the Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

The Company may seek to increase liquidity and capital resources through a variety of means which may include, but are not limited to: the sale of assets, investments and/or businesses; obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through sales. There is no guarantee that the Company will be able to obtain capital when needed on terms management deems acceptable, or at all.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2020 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”) and warrants, outstanding during the period.

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested RSUs and warrants were 5,447,716 and 5,263,131 at September 30, 2020 and 2019, respectively, and, except for the three months ended September 30, 2020, are excluded from the calculation of diluted net income (loss) per share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2020 and 2019 was 281,507 and 314,588, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator – net income (loss) attributable to Harrow Health, Inc.	$8,638	$(11,469)	$(4,506)	$(2,489)
Denominator – weighted average number of shares outstanding, basic	25,921,573	25,583,998	25,880,554	25,205,215
Net income (loss) per share, basic	$0.33	$(0.45)	$(0.17)	$(0.10)

For the three months ended September 30, 2020, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Diluted common equivalent shares for the three months ended September 30, 2020, consisted of the following:

For the Three months Ended
September 30, 2020

Diluted shares related to:
Warrants	504,742
Stock options	663,745
Dilutive common equivalent shares	1,168,487

The following table shows the computation of diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator – net income (loss) attributable to Harrow Health, Inc.	$8,638	$(11,469)	$(4,506)	$(2,489)
Denominator – weighted average number of shares outstanding, basic	25,921,573	25,583,998	25,880,554	25,205,215
Dilutive common equivalent shares	1,168,487	-	-	-
Number of shares used for diluted earnings per share computation	27,090,060	25,583,998	25,880,554	25,205,215
Net income (loss) per share, diluted	$0.32	$(0.45)	$(0.17)	$(0.10)

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of Eton common stock, which represents approximately 16.7% of the equity and voting interests of Eton as of September 30, 2020. At September 30, 2020 the fair market value of Eton’s common stock was $7.90 per share. In accordance with Accounting Standard’s Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the three and nine months ended September 30, 2020, the Company recorded an investment gain (loss) from its Eton common stock position of $8,575 and $2,450, respectively, related to the change in fair market value of the Company’s investment in Eton during the measurement periods. As of September 30, 2020, the fair market value of the Company’s investment in Eton was $27,650.

Mark Baum, the Company’s Chief Executive Officer, is a member of the board of directors of Eton.

Investment in Melt Pharmaceuticals, Inc. – Related Party

In April 2018, the Company formed Melt as a wholly owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (collectively, the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400 of proceeds (collectively, the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, the Company lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements.

In January 2019, the Company deconsolidated Melt and recorded a gain of $5,810 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and the Company’s new ownership interest in accordance with Accounting Standard Codification (“ASC”) 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares of Melt (which is approximately 44% of the equity interests as of September 30, 2020) and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net loss of Melt of $300 and $1,536 during the three and nine months ended September 30, 2020, respectively. The Company recorded equity in the net loss of Melt of $682 and $1,293 during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the carrying value of the Company’s investment in Melt was $2,432.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interests as of September 30, 2020) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net loss of Surface of $756 and $1,694 during the three and nine months ended September 30, 2020, respectively. The Company recorded equity in the net loss of Surface of $400 and $904 during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the carrying value of the Company’s investment in Surface was $2,053.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted. The Company is currently assessing the impact of this standard and does not expect ASU 2019-12 to have a material impact on its consolidated financial position, results of operations and cash flows.

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

Commission Revenues

During the third quarter of 2020, the Company entered into an agreement whereby it is paid a fee calculated based on sales it generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized at the time a customer has ordered the pharmaceutical product and it has shipped from the third party (or one of its distributors or affiliates), at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the part of the Company to recognize the associated revenue.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019, consists of the following:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales, net	$14,385	$12,748	$34,244	$38,540
Commissions	7	-	7	-
License	7	7	25	21
Total revenues	$14,399	$12,755	$34,276	$38,561

Deferred revenue and customer deposits at September 30, 2020 and December 31, 2019, was $63 and $57, respectively. All deferred revenue and customer deposit amounts at December 31, 2019 were recognized as revenue during the nine months ended September 30, 2020.

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

As of September 30, 2020, the Company was due $815 from Melt for reimbursable expenses and amounts due under the Melt MSA and are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2020, Melt did not make any payments to the Company.

The Company’s Chief Executive Officer, Mark L. Baum, and Chief Medical Officer, Larry Dillaha, are members of the Melt board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

For the
Nine Months Ended
September 30, 2020
Revenues, net	$-
Loss from operations	3,261
Net loss	$(3,261)

The unaudited condensed balance sheet information of Melt is summarized below:

September 30,
2020
Current assets	$4,072
Non current assets	12
Total assets	$4,084

Total liabilities	$1,452
Total preferred stock and stockholders’ equity	2,632
Total liabilities and stockholders’ equity	$4,084

NOTE 5. INVESTMENT IN SURFACE OPHTHALMICS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

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

The unaudited condensed results of operations information of Surface is summarized below:

For the
Nine Months Ended
September 30, 2020
Revenues, net	$-
Loss from operations	5,647
Net loss	$(5,647)

The unaudited condensed balance sheet information of Surface is summarized below:

September 30,
2020
Current assets	$11,547
Non current assets	45
Total assets	$11,592

Total liabilities	$1,754
Total stockholders’ equity	9,838
Total liabilities and stockholders’ equity	$11,592

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2020 and December 31, 2019 was as follows:

	September 30,	December 31,
	2020	2019
Raw materials	$2,838	$2,405
Work in progress	4	20
Finished goods	1,132	876
Total inventories	$3,974	$3,301

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
Prepaid insurance	$149	$123
Other prepaid expenses	378	358
Receivable due from Melt	815	722
Deposits and other current assets	89	105
Total prepaid expenses and other current assets	$1,431	$1,308

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2020	2019
Property, plant and equipment, net:
Computer software and hardware	$1,902	$1,732
Furniture and equipment	463	363
Lab and pharmacy equipment	3,464	3,164
Leasehold improvements	5,720	5,510
	11,549	10,769
Accumulated depreciation and amortization	(6,776)	(5,394)
	$4,773	$5,375

For the three and nine months ended September 30, 2020, depreciation and amortization related to the property, plant and equipment was $464 and $1,377, respectively. For the three and nine months ended September 30, 2019, depreciation related to the property, plant and equipment was $397 and $1,365, respectively. During the three and nine months ended September 30, 2019, the Company impaired $445 of property, plant and equipment related to the Park Restructuring.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2020 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$911	$(86)	$(363)	$462
Licenses	20 years	50	(6)	-	44
Trademarks	Indefinite	353	-	-	353
Customer relationships	3-15 years	1,519	(421)	-	1,098
Trade name	5 years	5	(5)	-	-
Non-competition clause	3-4 years	50	(50)	-	-
State pharmacy licenses	25 years	8	(7)	-	1
		$2,896	$(575)	$(363)	$1,958

During the nine months ended September 30, 2020, the Company recorded impairment charges of $363 related to patent filings associated with products that the Company was no longer actively selling.

Amortization expense for intangible assets for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Patents	$6	$22	$25	$37
Licenses	-	-	1	5
Customer relationships	33	26	101	128
Trade name	-	1	-	1
State pharmacy licenses	-	3	-	4
	$39	$52	$127	$175

Estimated future amortization expense for the Company’s intangible assets at September 30, 2020 is as follows:

Remainder of 2020	$47
2021	173
2022	173
2023	173
2024	146
Thereafter	893
$1,605

There have been no changes in the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2020.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$5,511	$7,409
Other accrued expenses	-	49
Accrued interest	180	244
Accrued exit fee for note payable	800	800
Total accounts payable and accrued expenses	6,491	8,502
Less: Current portion	(5,691)	(7,702)
Non-current total accrued expenses	$800	$800

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments (it being anticipated that at least 75% of the loan amount will be required to be used for eligible payroll costs); the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible expenses during the covered eight-week period will qualify for forgiveness. While the Company has used proceeds from the PPP Loan for such qualifying expenses, in particular maintaining continuity of its payroll and workforce (including staff critical to the timely production and dispensing of medicines the Company produces), no assurance can be provided that the Company will apply for and subsequently obtain forgiveness of the PPP Loan in whole or in part.

At September 30, 2020, future minimum payments under the Company’s debt agreements were as follows:

Amount
Remainder of 2020	$1,299
2021	5,430
2022	4,437
2023	9,669
Total minimum payments	20,835
Less: amount representing estimated interest	(3,020)
Loans payable, gross	17,815
Less: unamortized discount	(905)
16,910
Less: current portion, net of unamortized discount	(3,750)
Loans payable, net of current portion and unamortized debt discount	$13,160

For the three and nine months ended September 30, 2020, debt discount amortization related to the SWK loan payable was $111 and $354, respectively. For the three and nine months ended September 30, 2019, debt discount amortization related to the SWK loan payable was $127 and $377, respectively.

NOTE 12. LEASES

The Company’s leases of office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining lease terms between one to four years and contain various clauses for renewal at our option.

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 26,400 square feet of lab, warehouse and office space in Ledgewood, New Jersey, that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment that was made effective July 2020 that extended the term of the original lease and added 1,400 of additional square footage to the lease; and

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, that expires in December 2024, with an option to extend the term for two additional five-year periods.

During the three months ended September 30, 2020, the Company terminated its operating lease for 4,500 square feet of office and lab space in Irvine, California that had an expiration date in December 2020. In connection with the termination, the Company recorded a gain of $4 which was recognized in other income (expense) on the condensed consolidated financial statements.

At September 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.33% and 11.38 years, respectively.

During the three and nine months ended September 30, 2020, cash paid for amounts included for the operating lease liabilities was $258 and $805, respectively, and the Company recorded operating lease expense of $261 and $816, respectively, included in selling, general and administrative expenses.

Future lease payments under operating leases as of September 30, 2020 were as follows:

Operating Leases
Remainder of 2020	$250
2021	1,017
2022	1,038
2023	1,064
2024	1,090
Thereafter	6,056
Total minimum lease payments	10,515
Less: amount representing interest payments	(3,156)
Total operating lease liabilities	7,359
Less: current portion, operating lease liabilities	(579)
Operating lease liabilities, net of current portion	$6,780

The Company also has a finance lease that is included in its lease accounting but is not considered significant.

Future lease payments under finance leases as of September 30, 2020 were as follows:

Finance Leases
Remainder of 2020	$2
2021	9
2022	9
2023	9
2024	1
Total minimum lease payments	30
Less: amount representing interest payments	(3)
Present value of future minimum lease payments	27
Less: current portion, finance lease obligation	(7)
Finance lease obligation, net of current portion	$20

At September 30, 2020, the incremental borrowing rate and the remaining lease term for the finance lease held by the Company were 6.36% and 3.33 years, respectively.

For the three and nine months ended September 30, 2020, depreciation expense related to the equipment held under the finance lease obligation was $2 and $6, respectively.

For the three and nine months ended September 30, 2020, cash paid and expense recognized for interest expense related to the finance lease obligation was $0 and $1, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In May 2020, the Company issued 30,000 shares of its restricted common stock, with a fair value of $167, as consideration for commission expenses incurred during the year ended December 31, 2019 and the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company issued 253 shares of its common stock upon the cashless exercise of 750 options to purchase common stock, with an exercise price of $3.04 per share, net of 69 shares of common stock withheld for payroll tax withholdings.

During the nine months ended September 30, 2020, the Company issued 2,998 shares of its common stock upon the exercise of 2,998 options to purchase common stock, with exercise prices ranging from $3.04 to $3.20 per share, and paid $8 related to payroll tax withholdings.

During the nine months ended September 30, 2020, the Company issued 91,987 shares of its common stock underlying RSUs held by a director that resigned. The RSUs had previously vested, including 2,429 RSUs during the nine months ended September 30, 2020, but the issuance and delivery of the shares were deferred until the director resigned.

During the nine months ended September 30, 2020, 46,762 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the resignation of a director.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of September 30, 2020, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 342,882 shares available for future issuances under the 2017 Plan at September 30, 2020.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2020 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2020	2,656,683	$5.30
Options granted	414,500	$6.44
Options exercised	(3,748)	$3.06
Options cancelled/forfeited	(14,369)	$17.42
Options outstanding - September 30, 2020	3,053,066	$5.41	5.97	$3,608
Options exercisable – September 30, 2020	1,855,150	$4.45	5.38	$3,294
Options vested and expected to vest – September 30, 2020	2,940,527	$5.34	5.93	$3,605

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on September 30, 2020, based on the closing price of the Company’s common stock of $5.59 on that date.

During the nine months ended September 30, 2020, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2020 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2020
Weighted-average fair value of options granted	$3.86
Expected terms (in years)	0.5 – 6.11
Expected volatility	66.5% - 71.4%
Risk-free interest rate	0.34% - 1.64%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	778,690	5.90	$2.05	728,938	$2.07
$2.76 - $4.66	531,785	5.95	$3.98	453,157	$3.98
$5.49 - $6.36	496,350	7.47	$6.10	263,814	$6.12
$6.64 - $8.99	1,246,241	5.42	$7.85	409,241	$8.13
$1.47 - $8.99	3,053,066	5.97	$5.41	1,855,150	$4.45

As of September 30, 2020, there was approximately $6,021 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 4.03 years. The stock-based compensation expense for all stock options was $559 and $1,094 during the three and nine months ended September 30, 2020, respectively.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

During the nine months ended September 30, 2020, the Company’s board of directors were granted 68,024 RSUs with a fair market value $400 which vest on a quarterly basis, over one year in equal installments.

During the nine months ended September 30, 2020, the Company granted 10,000 RSUs to a new member of its board of directors, with a fair market value of $39 which vest on the one-year anniversary of the grant date.

During the three and nine months ended September 30, 2020, the Company granted 12,500 RSUs to a new member of its board of directors, with a fair market value of $72 which vest on the one-year anniversary of the grant date.

During the nine months ended September 30, 2020, 161,000 RSUs with a fair market value of $1,025 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2020	1,411,930	$2.76
RSUs granted	251,524	$6.11
RSUs vested	(49,190)	$6.61
RSUs cancelled/forfeited	-
RSUs unvested at September 30, 2020	1,614,264	$3.16

As of September 30, 2020, the total unrecognized compensation expense related to unvested RSUs was approximately $1,610, which is expected to be recognized over a weighted-average period of 0.42 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2020 was $357 and $884, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2020	780,386	$2.12
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable - September 30, 2020	780,386	$2.12
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2020	3.78

Warrants outstanding and exercisable as of September 30, 2020 are as follows:

		Warrants	Exercise	Expiration
Warrant Series	Issue Date	Outstanding	Price	Date
Lender warrants	5/11/2015	125,000	$1.79	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	8/16/2021
Lender warrants	7/19/2017	615,386	$2.08	7/19/2024
		780,386	$2.12

Subsidiary Stock-Based Transactions

Mayfield Pharmaceuticals, Inc.

During the nine months ended September 30, 2020, Mayfield repurchased 650,000 shares of its common stock from Elle, for an aggregate purchase price of $1.

During the nine months ended September 30, 2020, Mayfield issued 475,000 shares of its restricted common stock, with a fair value of $11, that vest upon various performance-based milestones and over a four-year service period to Mayfield’s Chief Executive Officer candidate. During the nine months ended September 30, 2020, the Company recognized $17 in stock-based compensation tied to the Mayfield stock options.

During the nine months ended September 30, 2020, 500,000 shares of Mayfield’s restricted common stock were forfeited by a consultant.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Employees - selling, general and administrative	$740	$252	$1,612	$1,158
Directors - selling, general and administrative	177	75	370	225
Consultants - selling, general and administrative	-	76	96	175
Total	$917	$403	$2,078	$1,558

NOTE 14. COMMITMENTS AND CONTINGENCIES

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting claims for breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added a claim related to its purported termination of the APA. In October 2019, NDS voluntarily dismissed all claims related to breach of contract, leaving only claims related to the scope of the post-termination obligations to be litigated. On October 29, 2020, at a hearing on the various dispositive motions before it, the Court found that there were triable issues of fact and reopened discovery for limited purposes. NDS is seeking unspecified damages, interest, attorney’s fees and other costs. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to the death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase and the Company’s motion for summary adjudication is pending before the Court. Erick is seeking unspecified damages, interest, attorney’s fees and other costs. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $0 and $55 were made during the three and nine months ended September 30, 2020, respectively. Royalty expense of $38 and $94 was incurred during the three and nine months ended September 30, 2020, respectively, is included in accounts payable and is due to Dr. Lindstrom at September 30, 2020.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $0 and $7 in cash during the three and nine months ended September 30, 2020, respectively, and an additional $48 was payable to Dr. Lindstrom at September 30, 2020. The Company incurred royalty expense of $6 and $48 related to the Lindstrom APA during the three and nine months ended September 30, 2020, respectively.

Eyepoint Commercial Alliance Agreement

In August 2020, the Company, through its wholly-owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint will pay the Company a fee calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company shall use commercially reasonable efforts to promote and market DEXCYU in the U.S.

Subject to early termination, the Dexycu Agreement expires on August 1, 2025, subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXCYU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the three and nine months ended September 30, 2020, the Company recorded $7 in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations, to provide exclusive sales and marketing representation services to Harrow in select geographies in the U.S., in connection with our ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to issue shares of the Company’s restricted common stock to certain organizations if net sales in the assigned territory reach certain future milestone levels by the end of their terms, as applicable. Commission expenses of $741 and $1,745 were incurred under these agreements during the three and nine months ended September 30, 2020, respectively, of which $0 and $83 were stock-based payments.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. Royalty expenses of $159 and $420 and $207 and $672 were incurred under these agreements for the three and nine months ended September 30, 2020 and 2019, respectively, and $590 and $207 are included in accounts payable at September 30, 2020 and 2019, respectively.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$14,399	$-	$14,399
Cost of sales	(3,696)	-	(3,696)
Gross profit	10,703	-	10,703

Operating expenses:
Selling, general and administrative	5,893	44	5,937
Research and development	94	22	116
Segment contribution	$4,716	$(66)	4,650
Corporate			2,460
Research and development			554
Amortization			39
Asset sales and impairments, net			-
Operating income			$1,597

	For the Nine Months ended September 30, 2020
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$34,276	$-	$34,276
Cost of sales	(10,526)	-	(10,526)
Gross profit	23,750	-	23,750

Operating expenses:
Selling, general and administrative	17,131	131	17,262
Research and development	634	79	713
Segment contribution	$5,985	$(210)	5,775
Corporate			6,417
Research and development			1,109
Amortization			127
Asset sales and impairments, net			363
Operating loss			$(2,241)

	For the Three Months Ended September 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$12,755	$-	$12,755
Cost of sales	(4,061)	-	(4,061)
Gross profit	8,694	-	8,694

Operating expenses:
Selling, general and administrative	6,244	44	6,288
Research and development	193	96	289
Segment contribution	$2,257	$(140)	2,117
Corporate			2,280
Research and development			155
Amortization			40
Asset sales and impairments, net			4,040
Operating loss			$(4,398)

	For the Nine Months Ended September 30, 2019
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$38,561	$-	$38,561
Cost of sales	(13,184)	-	(13,184)
Gross profit	25,377	-	25,377

Operating expenses:
Selling, general and administrative	17,763	130	17,893
Research and development	851	359	1,210
Segment contribution	$6,763	$(489)	6,274
Corporate			7,341
Research and development			449
Amortization			165
Asset sales and impairments, net			4,040
Operating loss			$(5,721)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at September 30, 2020 and December 31, 2019 are located in the U.S.

The Company sells its compounded formulations to a large number of customers. No customer accounted for more than 10% of the Company’s total pharmacy sales for the three and nine months ended September 30, 2020 and 2019.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 76% and 72% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2020, respectively, and 69% and 66% during the three and nine months ended September 30, 2019, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2020 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described herein need to be disclosed.

In October 2020, the Company issued 93,798 shares of its common stock underlying RSUs held by a director that resigned. The RSUs had previously vested during the nine months ended September 30, 2020, but the issuance and delivery of the shares were deferred until the director resigned.

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

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have non-controlling equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Ophthalmics, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. More recently, we founded drug development subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”), among others. We also intend to launch a new business called Visionology. We own royalty rights in various drug candidates being developed by Surface, Melt and Mayfield. We intend to continue to create and hold equity and royalty rights in new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

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

Visionology

Visionology is expected to be an online eye health platform. Visionology will leverage our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States. We expect to launch a proof-of-concept model for Visionology within a certain region of the U.S after securing financing. If successful, Visionology will expand the launch on a nationwide basis later in 2021.

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

Consolidated Businesses (Controlling Equity Interests)

Stowe Pharmaceuticals, Inc.

Stowe is a consolidated subsidiary of Harrow that was formed in 2019, focused on the development of its proprietary ophthalmic drug candidate STE-006. STE-006 is a patented, new chemical entity, small molecule topical drug candidate intended to treat various bacterial, fungal, and viral infections in the eye and ear. In initial preclinical models, STE-006 was shown to be significantly more effective compared to current conventional therapies against numerous bacterial and viral pathogens, including strains of methicillin-resistant staphylococcus aureus, or MRSA, and herpes simplex virus. STE-006 has several patents covering matter of composition, methods of production, methods of use and molecule, which are valid until 2038. In October 2020, we completed in vivo preclinical studies of certain anti-viral activity of STE-006 along with another asset DS-007. We also conducted in vitro studies earlier in the year, that studied certain antibacterial activity of STE-006. While the initial data from our studies were positive, we were unable to replicate as strong of data as previously produced on STE-006. Therefore, while we remain interested in pathogen-agnostic topical agents to treat non-specific conjunctivitis, we do not intend to invest further in STE-006. We are currently evaluating the market and clinical potential of DS-007 and other Harrow formulations in the anti-infective category.

We own 2,500,000 shares of Stowe common stock, and control 70% of the equity and voting interests issued and outstanding of Stowe, at September 30, 2020.

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

We own 2,500,000 shares of Mayfield common stock, and control 79% of the equity and voting interests issued and outstanding of Mayfield, at September 30, 2020. We are currently pursuing a deconsolidating transaction for Mayfield. We have contracted with an experienced life science executive that we expect to lead Mayfield once deconsolidated.

Radley Pharmaceuticals, Inc.

Radley Pharmaceuticals, Inc. (“Radley”), a consolidated subsidiary of Harrow, is a development-stage pharmaceutical company that has been focused on the development of proprietary drug candidates focused on rare diseases. Radley currently has three drug programs in its pipeline. During the second quarter of 2020, we suspended all activities related to Radley to focus attention and capital on other projects. Currently, we do not intend to resume the activities related to Radley.

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

In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which is less than 20% of the equity and voting interests issued and outstanding of Eton as of September 30, 2020.

Surface Ophthalmics, Inc. (f/k/a Surface Pharmaceuticals, Inc.)

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

In May and July 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which is approximately 30% of the equity and voting interests as of September 30, 2020. We expect Surface to complete another round of financing within the next twelve months.

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

MELT-100 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an IND in June 2020 and has begun its clinical program for MELT-100. We expect Melt will announce topline data from its Phase 1 study during the fourth quarter of 2020 or first quarter of 2021.

In January 2019, Melt closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. We own 3,500,000 shares of Melt common stock, which is approximately 44% of the equity and voting interests issued and outstanding of Melt, as of September 30, 2020. We expect Melt to complete another round of financing within the next twelve months.

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

Additionally, we have previously made efforts to receive reimbursement and/or optimize the pricing for some of our currently available pharmaceutical compounded formulations, including applying for transitional pass-through reimbursement status for one of our formulations. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing CMS spending. In September 2020, we were informed by CMS that our application for pass-through payment was denied for one of our formulations. Any future efforts to attain optimized pricing or reimbursement of our other proprietary compounded formulations could fail, which could make our products less attractive or unavailable to some patients or could reduce our margins.

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

Given the unprecedented and dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future. However, the reduction in elective procedures in response to CMS guidance has had a material adverse impact, on our revenues, profitability and cash flows, in particular during the second quarter of 2020. The extent and duration of future impact will depend upon the extent of procedure postponements, the duration of the pandemic and any resurgences of it, especially within certain geographies and states that have retained restrictive measures and social distancing policies. In May 2020 and the following months, some U.S. states and geographies began easing restrictions associated with the COVID-19 pandemic including those restrictions related to elective procedures, as restrictions were lifted in those areas there was a correlation with an increase in our revenues. Despite the recent resurgence of the COVID-19 pandemic in certain parts of the U.S., we are hopeful that the general trend of easing of restrictions will continue, and sales of our products will return to historical norms and historical growth trends, as other states and governmental authorities continue to ease restrictions associated with elective procedures and the COVID-19 pandemic.

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

Subject to early termination, the Dexycu Agreement expires on August 1, 2025. Subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXCYU ceases to have “pass-through” payment status. In addition, subject to certain limitations, ImprimisRx may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if ImprimisRx fails to achieve certain minimum sales levels during specified periods.

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,		$
	2020	2019	Variance	2020	2019	Variance
Product sales, net	$14,385,000	$12,748,000	$1,637,000	$34,244,000	$38,540,000	$(4,296,000)
Other revenues	14,000	7,000	7,000	32,000	21,000	11,000
Total revenues	$14,399,000	$12,755,000	$1,644,000	$34,276,000	$38,561,000	$(4,285,000)

The increase in revenues between the three months ended September 30, 2020 and the same period in the prior year was largely attributable to an increase in customer demand and unit volumes sold. The decrease in revenues between the nine months ended September 30, 2020 and the same period in the prior year was largely attributed to the COVID-19 pandemic and CMS guidance to limit elective procedures during parts of the first and second quarters of 2020. Net revenues generated from NJOF totaled $10,205,000 and $23,010,000 during the three and nine months ended September 30, 2020, and $8,860,000 and $24,102,000 during the three and nine months ended September 30, 2019, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2020	2019	Variance	2020	2019	Variance
Cost of sales	$3,696,000	$4,061,000	$(365,000)	$10,526,000	$13,184,000	$(2,658,000)

The decrease in our cost of sales between the three months ended September 30, 2020 and the same period in the prior year was largely attributable to increased efficiencies and the August 2019 closure of our Irvine, California based pharmacy. The decrease in cost of goods sold between the nine months ended September 30, 2020 and the same period in the prior year was largely due to a decrease in unit volumes sold impacted by the COVID-19 pandemic, partially offset by continued improved utilization of capacity at our compounding facilities.

Gross Profit and Margin

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2020	2019	Variance	2020	2019	Variance
Gross Profit	$10,703,000	$8,694,000	$2,009,000	$23,750,000	$25,377,000	$(1,627,000)
Gross Margin	74%	68%	6%	69%	66%	3%

Increased efficiencies in our production process, extension of beyond using dating, or BUD, of some of our products, the closure of our Irvine, California based pharmacy in August 2019 and an increase in sales prices has contributed to our gross margin increase.

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

The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2020	2019	Variance	2020	2019	Variance
Selling, general and administrative	$8,436,000	$8,608,000	$(172,000)	$23,806,000	$25,399,000	$(1,593,000)

The decrease in selling, general and administrative expenses between periods was largely attributable to decreased legal expenses incurred associated with certain litigation matters that concluded during 2019, and certain expenses that are correlated with our sales.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2020	2019	Variance	2020	2019	Variance
Research and development	$670,000	$444,000	$226,000	$1,822,000	$1,659,000	$163,000

The increase in research and development expenses between periods was primarily attributable to formulation development studies for new ophthalmic formulations and clinical programs related to our drug development segment during the three and nine months ended September 30, 2020.

Interest Expense, net

Interest expense, net was $498,000 and $1,563,000 for the three and nine months ended September 30, 2020, compared to $620,000 and $1,939,000 for the same respective periods last year. The decrease during the period ended September 30, 2020 compared to the same period in 2019 was primarily due to interest expense recognition related to a decrease in the amortization of our finance lease obligations.

Investment Gain (Loss) from Melt, net

During the three and nine months ended September 30, 2020, we recorded a loss of $300,000 and $1,536,000, respectively, for our share of losses based on our ownership of Melt. During the nine months ended September 30, 2019, we recorded a net gain of $4,517,000 related to our investment in Melt. We recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $1,293,000 for our share of losses based on our ownership of Melt. We began using the equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest. Prior to that date, Melt’s losses were consolidated within our statements of operations.

Investment Loss from Surface, net

During the three and nine months ended September 30, 2020, we recorded a loss of $756,000 and $1,694,000, respectively, for our share of losses based on our ownership of Surface. During the three and nine months ended September 30, 2019, we recorded a loss of $400,000 and $904,000, respectively, for our share of losses based on our ownership of Surface. We began using the equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest. Prior to that date, Surface’s losses were consolidated within our statements of operations.

Investment Gain (Loss) from Eton, net

We recorded a gain of $8,575,000 and $2,450,000 related to the change in fair market value of Eton’s common stock for the three and nine months ended September 30, 2020, respectively. We recorded a loss of $(5,530,000) and a gain of $700,000 related to the change in fair market value of Eton’s common stock for the three and nine months ended September 30, 2019, respectively. We began recording our investment in Eton at fair market value and ceased using the equity method accounting for our investment in Eton in November 2018 following Eton’s Initial Public Offering and our ownership falling below 20%.

Other Income, net

During the nine months ended September 30, 2019, we recorded other income, net of $630,000. This was the result of income of $630,000 related to expenses that were paid by us and will be reimbursed by Melt following its deconsolidation. During the nine months ended September 30, 2020, we recorded other income, net of $24,000. This was primarily the result of income of $19,000 related to equipment from our Park facility that was sold during the nine months ended September 30, 2020.

Net Loss

The following table presents our net income (loss) for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator – net income (loss)	$8,638	$(11,469)	$(4,506)	$(2,489)
Net income (loss) per share, basic	$0.33	$(0.45)	$(0.17)	$(0.10)
Net income (loss) per share, diluted	$0.32	$(0.45)	$(0.17)	$(0.10)

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

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at September 30, 2020 was $5,727,000, compared to $4,949,000 at December 31, 2019. Since inception, July 24, 1998, through September 30, 2020, we have incurred aggregate losses of $78,549,000. These losses are primarily due to selling, general and administrative, and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we discontinued in 2013, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $5,527,000 and restricted cash of $200,000, totaling approximately $5,727,000 at September 30, 2020 together with cash generated from revenues, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interests in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(534,000)	$(702,000)
Investing activities	(891,000)	(864,000)
Financing activities	2,203,000	(1,641,000)
Net change in cash and cash equivalents	778,000	(3,207,000)
Cash, cash equivalents and restricted cash at beginning of the period	4,949,000	6,838,000
Cash, cash equivalents and restricted cash at end of the period	$5,727,000	$3,631,000

Operating Activities

Net cash used in operating activities was $(534,000) during the nine months ended September 30, 2020, compared to $(702,000) in operating activities during the same period in the prior year. The decrease in net cash used in operating activities during the period was mainly attributed to the increase in revenue during the quarter ended September 30, 2020 and increased operational efficiencies.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was $(891,000) and $(864,000), respectively. Cash used in investing activities in 2020 and 2019 was primarily associated with equipment purchases and upgrades and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2020 and 2019 was $2,203,000 and $(1,641,000), respectively. Cash provided by financing activities during the nine months ended September 30, 2020 was related to proceeds received from the amendment to our loan and security agreement with SWK as well as proceeds received from the PPP Loan.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We produced cash from operations during 2018 and 2019, and during the third quarter of 2020; however, during the second quarter of 2020, we experienced a significant downturn in revenues mostly as a result of the COVID-19 pandemic which may have an impact on our ability to produce cash for the current year. In addition, prior to 2017, we had not generated sufficient revenues to support our operations and may not be able to do so in the future.

The changing trends and overall economic outlook in light of the COVID-19 pandemic, including any related interim stay-at-home orders and future bans on elective surgeries, have created uncertainty surrounding our operating outlook and may impact our future operating results. As a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the SWK Loan. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2020, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to our consolidated condensed financial statements included in tie Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Quarterly Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. You should consider all of the factors described in this section as well as the risk factors and the other information in our Quarterly Report on Form 10-Q for the three months ended September 30, 2020 and our Annual Report on Form 10-K including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

On July 30, 2020, the FDA issued a notice for comments related to certain bulk drug substances to be removed from the 503B Bulk’s List (or Category 1 List). Included in this notice for comment were certain bulk drug substances which we currently use in some of our compounded products. In the event one or more of these bulk substances are ultimately removed from the Category 1 List, we intend to utilize commercially available versions of these substances or similar active pharmaceutical ingredients as replacements of the bulk powders contained in our sterile products. In addition, nothing in the FDA’s notice affects the dispensing of bulk powder-containing products from our 503A pharmacy. Nonetheless, if all or some of the bulk drug substances we use are removed from the 503B Bulk’s List, this may result in a disruption in our operations, revenues and cash flows.

On October 27, 2020, the FDA announced availability of a final Memorandum of Understanding, Addressing Certain Distributions of Compounded Human Drug Products Between the State Board of Pharmacy or Other Appropriate State Agency and the Food and Drug Administration (the “MOU”). The MOU describes the responsibilities of a state board of pharmacy, or other appropriate state agency that chooses to sign the MOU, in investigating and responding to complaints related to drug products compounded in such state and distributed outside such state and in addressing the interstate distribution of inordinate amounts of compounded human drug products. Additionally, as part of the MOU, FDA refined the definition of “inordinate amount,” a threshold for certain information identification and sharing which does not place a limit on the distribution of compounded human drug products interstate by a pharmacy located in a state that has entered into the MOU. Section 503A of the FDCA sets a five percent limit on compounded drugs distributed outside the state by a pharmacist, pharmacy or physician located in a state that has not entered into the MOU.

States have 365 days to sign the MOU, before the FDA intends to enforce the five percent limit described in Section 503A of the FDCA in states that have not signed the MOU. Our pharmacy is based in the state of New Jersey, and we believe the state board of pharmacy in New Jersey will sign the MOU and as a result, our operations will not be materially affected by the MOU. In the event New Jersey does not sign the MOU, our pharmacy that operates under Section 503A may be materially affected and we will transition as many prescription orders as possible to our outsourcing facility, which is not subject to the MOU.

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

The SBA continues to develop and issue new and updated guidance regarding the PPP Loan application and forgiveness process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. Given the evolving nature of the guidance and depending upon our ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that our PPP Loan will be forgiven in whole, in part, or that we will apply for forgiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1*#	Commercial Alliance Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated August 1, 2020.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: November 9, 2020	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

