Form 10-K
period 2020-12-31
HARROW HEALTH, INC.
filed 2021-03-08
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $125 million, based on the closing price of $5.21 for the registrant’s common stock as quoted on The NASDAQ Capital Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 8, 2021, there were 25,983,364 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K, to the extent stated herein.

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: the impact of the COVID-19 pandemic on our financial condition, liquidity or results of operations, our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

We have registered trademarks, copyrights and/or pending trademark and copyright applications for a number of proprietary names in the United States, including, but not limited to: Imprimis®, ImprimisRx®, Harrow Health®, Visionology®, Dropless®, LessDrops®, Dropless Cataract Surgery®, Klarity-C®, Dropless Therapy®, MKO Melt®, and Simple Drops®. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future. All other trademarks, service marks and trade names included or incorporated by reference into this Annual Report, are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate one of the nation’s leading ophthalmic pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have non-controlling equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Ophthalmics, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. We also recently launched a new business called Visionology and are exploring opportunities to launch other subsidiaries. We own royalty rights in various drug candidates being developed by Surface and Melt. We intend to continue to create and hold equity and royalty rights in new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

ImprimisRx

ImprimisRx is our ophthalmic focused prescription pharmaceutical business. We offer to over 9,000 physician customers and their patients medically necessary prescription drugs to meet their needs that are otherwise unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmic formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative-free formulations. Depending on the formulation, the regulations of a specific state, and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to federal current good manufacturing practices (or cGMPs) or other FDA guidance documents, in our FDA-registered New Jersey Outsourcing Facility (“NJOF”).

On August 1, 2020, ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays ImprimisRx a fee that is calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of ImprimisRx in the U.S.

We expect to acquire and/or develop additional FDA-approved ophthalmic drugs that allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market.

Visionology

Visionology is a membership-based online eye health and medication platform. Visionology leverages our experience in the ophthalmic pharmaceutical business, our relationships with eyecare professionals across the United States, and our expertise in developing and deploying telemedicine software. We recently launched a proof-of-concept for Visionology in certain states in the southeast area of the U.S. If successful, we expect Visionology will expand access to its service later in 2021.

Ophthalmology Market

For any ocular procedure, a surgeon may require drugs for sedation, dilation, and inflammation and infection prevention. The cataract surgery market continues to experience significant growth. According to Market Scope, approximately 4.2 million cataract surgeries were performed in the U.S. in 2019. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and reach more than 50 million by 2050. In addition, the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Open-angle glaucoma (the most common type of glaucoma) is a condition of increased intraocular pressure that causes gradual loss of sight. Glaucoma is incurable, and if not managed can lead to blindness. Generally, the first line of treatment consists of a prostaglandin analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. According to a 2013 article in Glaucoma Today, up to 50 percent of glaucoma patients require more than one drug following a few months of initial treatment and there is a direct correlation between the number of glaucoma bottles and decreased adherence; however, the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. According to a 2017 Market Scope report, the glaucoma pharmaceuticals market is expected to reach $5.3 billion in 2022.

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

Presbyopia is the normal loss of near focusing ability that occurs with age. Most people begin to notice the effects of presbyopia sometime after age 40, when they start having trouble seeing small print clearly. According to an American Academy of Ophthalmology report from 2018, there are an estimated 1.8 billion people worldwide who suffer from presbyopia, with eye glasses (more commonly referred to as “readers”) being the most common treatment option. Based on our understanding, there are currently four eyedrops undergoing clinical trials/development in the U.S. aiming to be first to market topical eye drops to treat the symptoms associated with presbyopia. We believe most of these are designed to enhance depth of field via a “pinhole effect” and in one case to reduce lens stiffening; and some of these medications could be synergistic with each other or combined with refractive surgery to enhance outcomes. However, as of the date of this Annual Report, none of these drug candidates has received market approval from the FDA.

Pharmaceutical Compounding Businesses

Pharmaceutical Compounding

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the FDA (either as a finished form product or as a bulk drug ingredient), and excipients to create specialized pharmaceutical preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s medical needs. In many cases, compounded drugs, such as ours, have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple and transparent transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors, and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

Our Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for a patient and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

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

We operate two compounding facilities located in Ledgewood, New Jersey. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”) is a licensed pharmacy operating under Section 503A of the FDCA. All products that we sell, produce and dispense are made in the United States.

We believe that, with our current compounding pharmacy facilities and licenses and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the potential growth in demand we are targeting. We plan to invest in one or both of our facilities to further their capacity and efficiencies. Also, we may seek to access greater pharmacy, production related redundancy, and distribution through acquisitions, partnerships or other strategic transactions.

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface and Melt and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018 and 2019, we formed and created subsidiaries named Radley Pharmaceuticals, Inc. (“Radley”), Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”). In addition, we may create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop. We expect any new subsidiaries to be focused on eye care.

De-Consolidated Businesses (Noncontrolling Equity Interests)

Surface Ophthalmics, Inc.

Surface is a clinical-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases.

During January 2021, Surface announced positive top-line results from a phase 2 trial of its drug candidate SURF-201, a 0.2% betamethasone, preservative-free ophthalmic solution in the Klarity delivery vehicle for the treatment of post cataract surgery pain and inflammation. According to the Surface results, SURF-201 was dosed twice daily, met its primary endpoints of absence of inflammation at both Day 8 and Day 15 and was found to be safe and well-tolerated by the patient group. In addition, a secondary endpoint showed almost 90% of patients given SURF-201 were pain free at Day 15. SURF-201 marks the first ophthalmic therapeutic in the United States to utilize betamethasone as well as being the first preservative-free unit dose therapy for the treatment of post-operative pain and inflammation.

Also in January 2021, Surface announced the first patient dosed in a head-to-head phase 2 trial for its drug candidate SURF-100 (mycophenolate sodium and betamethasone in Klarity vehicle) for the treatment of chronic dry eye disease. The head-to-head study will compare SURF-100 against leading on-market competitors lifitegrast ophthalmic solution 5% (marketed as Xiidra®) and cyclosporine ophthalmic emulsion 0.05% (marketed as Restasis®).

In February 2021, Surface announced the first patient dosed in a phase 2 trial for its drug candidate SURF-200 (betamethasone in Klarity vehicle) for the treatment of episodic dry eye flares. The dose ranging study for SURF-200 will be administered in two different low concentration formulations of betamethasone in the Klarity vehicle. The trial will enroll 120 to 140 patients with a primary endpoint of Symptom Improvement of one unit based on the University of North Carolina Dry Eye Management Scale by the eighth day.

In 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface, which was approximately 30% of the equity and voting interests as of December 31, 2020. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201. We expect Surface to complete another round of financing within the next twelve months.

Melt Pharmaceuticals, Inc.

Melt is a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications.

MELT-100 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an investigational new drug application (“IND”) with the FDA in June 2020 and began its clinical program for MELT-100. In February 2021, Melt announced data from, and the successful completion of, its phase 1 study. Melt expects to begin its phase 2 study for MELT-100 in the second half of 2021.

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 44% of the equity and voting interests issued and outstanding as of December 31, 2020. We expect Melt to complete another round of financing within the next twelve months. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-100, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-100. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage pharmaceutical company focused on developing and commercializing innovative drug products. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, Eton closed an offering of its Series A Preferred Stock. At that time, we gave up our controlling interest and deconsolidated Eton from our consolidated financial statements. In November 2019, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which was less than 20% of the equity and voting interests issued and outstanding as of December 31, 2020.

Consolidated Businesses (Controlling Equity Interests)

Mayfield, Stowe and Radley are consolidated subsidiaries of Harrow. Mayfield is a development-stage pharmaceutical company focused on developing urology related drug candidates. Stowe is focused on the development of proprietary ophthalmic drug candidates. Radley is a development-stage pharmaceutical company that has been focused on the development of proprietary drug candidates focused on rare diseases. Recently, we discontinued nearly all of the activities related to Mayfield, Stowe and Radley, and may not resume those activities in the near term.

We control over 50% of the equity and voting interests issued and outstanding of Mayfield, Stowe and Radley as of the date of this Annual Report.

Section 505(b)(2) New Drug Applications

As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication.

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

Sales and Marketing

The focus of our sales and marketing is in the United States. We do, however, believe that our proprietary drug formulations could have commercial appeal in international markets, and we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology pharmaceutical business and the other on our non-ophthalmology pharmaceutical compounding business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our compounded formulations. We expect that we may experience growth in the sales of our proprietary pharmaceutical compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function.

We expect to acquire and/or develop additional FDA-approved ophthalmic drugs that allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market. As we execute this strategy, we will likely expand our sales and marketing team, expertise and expenses. This would include the addition of market access expertise and team members, where roles include discussions with payors regarding the costs and benefits of our products for their members, assisting with the addition of our products to the medical policy of payors, and providing the market with assistance regarding reimbursement queries.

We have entered into various sales and marketing agreements with certain organizations to provide exclusive sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with our pharmaceutical products and compounded formulations. Under the terms of the sales and marketing agreements, we are required to make commission payments, generally equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, we are required to make periodic milestone payments to certain organizations in shares of our restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. We believe these sales and marketing agreements will continue to accelerate launches of our new ophthalmology programs and limit our initial capital requirements commonly associated with new product launches and increased sizes of sales forces.

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

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of March 1, 2021, we owned and/or licensed 105 total issued and pending patent applications, which include 16 U.S. issued patents, 10 international issued patents, and 79 U.S. and foreign/international patent pending applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 1, 2021, we had, on a worldwide basis, 275 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks including, but not limited to: Imprimis®, ImprimisRx®, Harrow Health®, Dropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, MKO Melt®, and Simple Drops®. We may choose to pursue trademark protection in other jurisdictions for any one or more of these or other marks in the future.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements, and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

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

Further, under federal law, Section 503A of the FDCA previously had language that implied a limitation of the amount of compounded products that a pharmacy can distribute interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. In January of 2019, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA planned to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. On October 27, 2020, the FDA announced availability of a final MOU, Addressing Certain Distributions of Compounded Human Drug Products Between the State Board of Pharmacy or Other Appropriate State Agency and the Food and Drug Administration (the “Final MOU”). The Final MOU describes the responsibilities of a state board of pharmacy, or other appropriate state agency that chooses to sign the Final MOU, in investigating and responding to complaints related to drug products compounded in such state and distributed outside such state and in addressing the interstate distribution of inordinate amounts of compounded human drug products. Additionally, as part of the Final MOU, FDA refined the definition of “inordinate amount,” a threshold for certain information identification and sharing which does not place a limit on the distribution of compounded human drug products interstate by a pharmacy located in a state that has entered into the Final MOU. Section 503A of the FDCA sets a five percent limit on compounded drugs distributed outside the state by a pharmacist, pharmacy or physician located in a state that has not entered into the Final MOU. States have 365 days to sign the Final MOU, before the FDA intends to enforce the five percent limit described in Section 503A of the FDCA in states that have not signed the Final MOU. Our pharmacy is based in the state of New Jersey, and based on feedback we have received from the state board of pharmacy in New Jersey, we believe the state board of pharmacy in New Jersey will sign the MOU and as a result, our operations will not be materially affected by the Final MOU. In the event New Jersey does not sign the Final MOU, our pharmacy that operates under Section 503A may be materially affected and we will transition as many prescription orders as possible to our outsourcing facility, which is not subject to the Final MOU.

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

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distributing them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. In January 2017, the FDA issued an Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the FFDCA (“Interim Policy”) that informs stakeholders about how the FDA intends to exercise its enforcement discretion for compounding with those substances on a “Category 1 list” while the agency compiles and evaluates its clinical needs list, as well as in March 2019 the FDA issued guidance for industry Evaluation of Bulk Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug and Cosmetic Act, which further describes the FDA’s policy for evaluating bulk drug substances nominated for use in compounding by outsourcing facilities. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations in NJ are governed by Section 503A of the FDCA, and our NJ based outsourcing facility is governed by Section 503B of the FDCA.

On July 30, 2020, the FDA issued a notice for comments related to certain bulk drug substances to be removed from the 503B Bulk’s List (or Category 1 List). Included in this notice for comment were certain bulk drug substances which we currently use in some of our compounded products. In the event one or more of these bulk substances are ultimately removed from the Category 1 List, we intend to utilize commercially available versions of these substances or similar active pharmaceutical ingredients as replacements of the bulk powders contained in our sterile products. In addition, nothing in the FDA’s notice affects the dispensing of bulk powder-containing products from our 503A pharmacy. Nonetheless, if all or some of the bulk drug substances we use are removed from the 503B Bulk’s List, this may result in a disruption in our operations, revenues and cash flows. In addition, during September 2020 through January 2021, NJOF was inspected by the FDA (the “2020 Inspection”) and certain observations were made by FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection of NJOF. In addition, during the 2020 Inspection, the FDA noted that we were compounding drugs for which there is no change that produces for an individual patient a clinical difference, as determined by a prescribing practitioner between a compounded drug and the comparable approved drug. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis.

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

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our compounded formulations are sold in cash transactions, and the customers decide whether or not to seek reimbursement opportunities from Medicare, Medicaid and other third parties. We work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices. We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations, and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Care Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

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

COVID-19 Pandemic

A novel strain of coronavirus was first identified in Wuhan, China in December 2020. The disease caused by it, COVID-19, was declared a global pandemic by the World Health Organization in March 2020. On March 18, 2020, CMS released guidance for U.S. healthcare providers to limit all elective medical procedures in order to conserve personal protective equipment and limit exposure to COVID-19 during the pendency of the pandemic. In addition to limiting elective medical procedures, many hospitals and other healthcare providers have strictly limited access to their facilities during the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and healthcare delivery, led to social distancing recommendation, and created significant volatility in financial markets.

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

Given the unprecedented and dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future. However, the reduction in elective procedures in response to CMS guidance has had a material adverse impact, on our revenues, profitability and cash flows, in particular during the second quarter of 2020. The extent and duration of future impact will depend upon the extent of procedure postponements, the duration of the pandemic and any resurgences of it, especially within certain geographies and states that have retained restrictive measures and social distancing policies. In May 2020 and the following months, some U.S. states and geographies began easing restrictions associated with the COVID-19 pandemic including those restrictions related to elective procedures, as restrictions were lifted in those areas there was a correlation with an increase in our revenues. Despite the recent resurgence of the COVID-19 pandemic in certain parts of the U.S., we are hopeful that the general trend of easing of restrictions will continue and sales of our products will return to historical norms and historical growth trends, as other states and governmental authorities continue to ease restrictions associated with elective procedures and the COVID-19 pandemic.

Research and Development Expenses

Our research and development expenses incurred in 2020 and 2019 primarily include expenses related to the development of intellectual property, researcher and investigator-initiated evaluations, and research and formulation development related primarily to our ophthalmic formulations and certain other assets, in addition to costs associated with our drug candidate development programs.

During the year ended December 31, 2020, we incurred $2,413,000 in research and development expenses, compared to $2,083,000 during the year ended December 31, 2019.

Financial Information About Segments and Geographic Areas

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments will be based on segment contribution. Our reportable segments consist of (i) our commercial stage pharmaceutical business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx business; and (ii) our start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for our segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs;

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, our board of directors and principal executive officers, investor relations and other like shared expenses;

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments; and

●	Total assets including capital expenditures.

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

Selling, general and administrative expenses consist mainly of personnel-related costs, marketing and promotion costs, distribution costs, professional service costs, insurance, depreciation, facilities costs, transaction costs, and professional services costs, which are general in nature and attributable to the segment.

See Note 18 to our consolidated financial statements included in this Annual Report for more information about our reportable segments.

Human Capital

As of March 1, 2021, we had 125 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractor labor and consultants on an as-needed basis, our salesforce is comprised primarily of contract sales organizations and contract labor.

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates in the US. We believe that we continue to attract and retain superior talent as measured by our minimal turnover rate and a high employee service tenure.

Total Rewards

Our total rewards philosophy has been to create investment in our workforce by offering competitive compensation and benefits packages. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards. We also offer comprehensive employee benefits, such as life, disability, and health insurance, health savings and flexible spending accounts, paid time off, and a 401(k) plan. It is our expressed intent to be an employer of choice in our industry by providing market-competitive compensation and benefits packages.

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being.

These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of COVID-19. To protect and support our essential team members, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), and instituting screening before accessing buildings. In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our employees onsite in our office location based in San Diego, California. To aid in containing the spread of COVID-19, we have implemented remote-work options when appropriate and are limiting employee travel. We will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, sexual orientations, as well as education, skill sets and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

Training and Development

We believe in encouraging employees in becoming lifelong learners by providing ongoing learning, training and leadership opportunities. We provide our employees with a tuition reimbursement program, and in certain instances onsite training programs. While we strive to provide real-time recognition of employee performance, we have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where training and development may be needed.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial position and need for additional capital, the commercialization of our product candidates, our operations, regulatory approval and other legal compliance matters, human capital, product development, intellectual property and our common stock, which could have a material adverse effect on our business results of operations, financial condition and prospects. Risks that we deem material are described under “Risk Factors” below and include, but are not limited to, the following:

●	Our ability to achieve profitability for our business;
●	Our ability to successfully market, commercialize, and sell current and future products;
●	The potential adverse impact of health epidemics, including the recent coronavirus outbreak;
●	Securing and maintaining patent or other intellectual property protection for our products and related improvements;
●	Market acceptance of compounded drugs and pharmacies;
●	Our ability to successfully research, develop and timely manufacture our current and future products;
●	Governmental regulations that burden operations or narrow the market for our products;
●	Our exposure to liabilities and reputation harm if our products give rise to defects, recalls, patient injury or death;
●	Our current indebtedness and ability to access additional capital;
●	Our ability to attract customers and increase sales of current and future products;
●	Our ability to obtain marketing approval and ongoing expense associated with it for any of our drug candidates, including those we own royalty rights of;
●	Our reliance on third parties for manufacturing certain components and to conduct clinical trials;
●	Our ability to enforce protect our intellectual property rights along with the potential of future legal proceedings filed against us claiming intellectual property infringement;
●	Retention, recruitment, and training of senior management and key personnel;
●	Volatility of the price of our common stock; and
●	Our stock price falling as a result of future offerings or sales.

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Financial Position and Need for Additional Capital

Until 2018, we incurred losses in every year of our operations, and we may not be profitable in the future.

Until 2018, we incurred losses in every year of our operations. As of December 31, 2020, our accumulated deficit was $(77,400,000). Our current projections indicate that we will have operating income and/or net income during 2021; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development and our pharmaceutical compounding business which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical compounding operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through our compounding pharmacies and outsourcing facilities. We have limited experience operating pharmacies and commercializing compounded formulations, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our proprietary formulations. Although we have established and plan to grow our internal sales teams to market and sell our proprietary formulations and other non-proprietary products, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our formulations to generate significant revenue from sales of these products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and outsourcing facilities, along with any pharmacy partners with which we may contract to compound and sell our formulations using our quality standards and specifications, in a timely manner and sufficient volumes to accommodate the number of prescriptions they receive. Our pharmacies may be unable to compound our formulations successfully, and we may be unable to acquire, build or enter into arrangements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, which would cause our business to suffer.

Our loan under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

In April 2020, we entered into an unsecured promissory note and related Business Loan Agreement with Renasant Bank, as lender, for a loan (the “PPP Loan”), which was established under the Federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,967,000. Pursuant to Section 1106 of the CARES Act, during the year ended December 31 ,2020, we applied for forgiveness for all of the PPP Loan, however as of the date of this Annual Report the U.S. Small Business Administration (the “SBA”) has not made a decision related to our application for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds.

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

Additionally, the PPP Loan application required us to certify that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties, and would be required to repay the PPP Loan. We were also required to make certain certifications in our application for forgiveness, which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including being required to repay the PPP loan. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could materially harm our business, results of operations and financial condition.

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

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instrument with SWK Funding LLC (“SWK”) contains various restrictive covenants, including, among others, our obligation to deliver to SWK certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without SWK’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, SWK may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

Risks Related to the Commercialization of our Product Candidates

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

In August 2017, the FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. We no longer compound curcumin emulsion products. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018. Notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and are taking steps to address the items outlined in the FDA letter. In June 2019, our outsourcing facility was issued a warning letter related to an April 2017 inspection and our use of certain active pharmaceutical ingredients in our compounded medications. During September 2020 through January 2021, our New Jersey based outsourcing facility was inspected by the FDA (the “2020 Inspection”) and certain observations were made by the FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection. In addition, during the 2020 Inspection, the FDA noted that we were compounding drugs for which there is no change that produces for an individual patient a clinical difference, as determined by a prescribing practitioner between a compounded drug and the comparable approved drug. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis.

We will continue to work and communicate with the FDA to assure that all allegations in the warning letters and 483s have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s 483, warning letters and those related to the MedWatch notification (and any other requirements observed by the FDA and noted to us), and we do not believe there will be any further action taken by the FDA in these matters. Nonetheless, these items increased further scrutiny and negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA-approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons, physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

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

We have acquired assets related to compoundable formulations, and we have entered into one license agreement for rights to commercialize a compounding formulation. We are currently pursuing development and commercialization opportunities with respect to certain of these formulations, and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. Once we determine to pursue a potential drug candidate, we develop a commercialization strategy for it, which may include marketing and selling the formulation in compounded form through compounding pharmacies or outsourcing facilities, or pursuing FDA approval of the drug candidate. We may incorrectly assess the risks and benefits of the commercialization options or we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment in acquiring or developing the formulations. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

Risks Related to Our Operations

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

Our operations, and those of contract research organizations (or CROs), contractors and consultants, could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of our contract manufacturers, or the contract manufacturers of our development partners, are affected by a man-made or natural disaster or other business interruption.

We sell our proprietary formulations primarily through pharmaceutical compounding facilities we own, but we may not be successful in our efforts to integrate these businesses into our operations.

We currently have two compounding facilities in New Jersey. We may plan to expand our pharmacy operations and personnel and develop our facilities into a unified group compounding pharmacy facilities. We have developed “ImprimisRx” as a uniform brand for our compounding facilities and ophthalmology focused pharmaceutical compounding business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. In addition, as we have in the past purchased and operated certain pharmaceutical compounding businesses and pharmacies and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

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

Our product development strategy is to focus on a select few therapeutic areas in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations within these therapeutic areas that could afford us with gross margins. However, our expectations and assumptions about market potential and patient needs may prove to be wrong, and we may invest capital and other resources on formulations that do not generate sufficient revenues for us to recoup our investment.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Our business is significantly impacted by state and federal statutes and regulations.

Our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations. In the future, we may choose to pursue FDA approval to market and sell certain potential drug candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, compared to the market available for FDA-approved drugs.

Our pharmacy business is impacted by federal and state laws and regulations governing the following: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services including: FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure and registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; and state and federal controlled substance laws. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, and federal and state agency interpretations of the statutes and regulations. Statutory or regulatory changes could require us to make changes to our business model and operations and/or could require us to incur significantly increased costs to comply with such regulations.

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

States have 365 days to sign the MOU, before the FDA intends to enforce the five percent limit described in Section 503A of the FDCA in states that have not signed the MOU. Our pharmacy is based in the state of New Jersey, and we believe the state board of pharmacy in New Jersey will sign the MOU and as a result, our operations will not be materially affected by the MOU. In the event New Jersey does not sign the MOU, our pharmacy that operates under Section 503A may be materially affected, and we will transition as many prescription orders as possible to our outsourcing facility, which is not subject to the MOU.

If one of our pharmacies fails to comply with state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. If one of our pharmacies, or one with which we may partner, is found not to comply with state pharmacy and controlled substance laws and regulations, the pharmacy could be required to cease operations or become subject to burdensome restrictions and limitations on its business. For example, in March 2018, the California Board of Pharmacy filed an accusation against our subsidiary Park related to a compounded formulation we believe was legally dispensed and was, without our knowledge, inappropriately administered to a patient unknown to us, by the prescribing healthcare professionals. While we dispute all claims against Park, we did enter into a settlement agreement with the California Board of Pharmacy and surrendered Park’s pharmacy license and ceased its sterile compounding operations. We have transferred approximately half of Park’s business to our New Jersey based pharmacy. Although we distribute our proprietary formulations through other compounding pharmacies, and not solely through Park, the loss of Park’s ability to compound sterile formulations could have an adverse impact on our ability to implement our business plan in a timely manner.

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

If we seek FDA approval to market and sell any of our proprietary formulations, such as drug candidates that we have royalty interests in that are being developed by Melt and Surface, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Historically, our business strategy was focused on developing and commercializing product opportunities as compounded formulations. We recently have, and in the future may, alone or with project partners, seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. Obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a drug candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any potential drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a drug candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a drug candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the drug candidate.

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

Risks Related to Human Capital Matters

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

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business. For instance, we rely upon pharmacist, physician and research consultants and advisors to provide us with significant assistance in the evaluation of product development opportunities, and we have engaged or supported, and expect to continue to engage or support, consultants, advisors, clinical research organizations (“CROs”) and others to design, conduct, analyze and interpret the results of any clinical or non-clinical trials or other studies in connection with the research and development of our products. If any of our consultants or other service providers terminates its engagement with us, or if we are unable to engage highly qualified replacements as needed on commercially reasonable terms, we may be unable to successfully execute our business plan. We must effectively manage these third-party service providers to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, these third parties often engage in other business activities and may not devote sufficient time and attention to our activities, and we may have only limited contractual rights in connection with the conduct of the activities we have engaged the service providers to perform. If we are unable to effectively manage our outsourced activities or if the quality, timeliness or accuracy of the services provided by third-party service providers is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business.

Risks Related to Product Development

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

Our drug candidates are in the early stages of clinical development. We do not generate revenues from any FDA-approved drug products. We expect to submit an IND or foreign equivalent to the FDA or international regulatory authorities seeking approval to initiate our clinical trials in humans in the United States or other countries yet to be determined. We plan on submitting our clinical trial protocols and receive approvals from the FDA and international regulatory authorities before we can commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any drug candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our drug candidates, which may never occur.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an IND for our drug candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or “IRB,” may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency (the “EMA”), or other regulatory agencies for marketing approval;

●	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Excluding any activities through our ownership interest in Eton, we have not submitted an NDA or received regulatory approval to market our drug candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or “CROs,” with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

Even if we obtain regulatory approval for any of our drug candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or “cGCPs,” for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products. Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could affect our supply chain. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our drug candidates, increase our cost of goods sold and result in lost sales.

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

Risks Related to Intellectual Property

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discussed in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2020. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We lease approximately 26,400 square feet of lab, warehouse and office space in Ledgewood, New Jersey, in two separate suites. The current lease term expires on July 31, 2026 and includes options to extend the lease term through 2036. This space serves as an outsourcing facility and pharmacy for ImprimisRx.

We lease approximately 5,500 square feet of office space in Nashville, Tennessee. The current lease term expires on December 31, 2024 and includes options to extend the lease term through 2034. This office serves as our corporate headquarters.

We do not believe additional space will be required in the near-term.

ITEM 3. LEGAL PROCEEDINGS

See Note 17 to our consolidated financial statements included in this Annual Report for information on various legal proceedings, which is incorporated into this Item by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Global Market under the symbol “HROW”.

Holders

As of March 1, 2021, there were approximately 96 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

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

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Imprimis Rx NJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, Radley Pharmaceuticals, Inc., Stowe Pharmaceuticals, Inc. and Mayfield Pharmaceuticals, Inc.

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate one of the nation’s leading ophthalmic pharmaceutical businesses, ImprimisRx. In addition to wholly-owning ImprimisRx, we also have non-controlling equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Ophthalmics, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. We also recently launched a new business called Visionology and are exploring opportunities to launch other subsidiaries. We own royalty rights in various drug candidates being developed by Surface and Melt. We intend to continue to create and hold equity and royalty rights in new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

ImprimisRx

ImprimisRx is our ophthalmic focused prescription pharmaceutical business. We offer to over 9,000 physician customers and their patients medically necessary prescription drugs to meet their needs that are otherwise unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmic formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some examples of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative-free formulations. Depending on the formulation, the regulations of a specific state, and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to federal current good manufacturing practices (or cGMPs) or other FDA guidance documents, in our FDA-registered New Jersey Outsourcing Facility (“NJOF”).

On August 1, 2020, ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays ImprimisRx a fee that is calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of ImprimisRx in the U.S.

We expect to acquire and/or develop additional FDA-approved ophthalmic drugs that allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market.

Visionology

Visionology is a membership-based online eye health and medication platform. Visionology leverages our experience in the ophthalmic pharmaceutical business, our relationships with eyecare professionals across the United States, and our expertise in developing and deploying telemedicine software. We recently launched a proof-of-concept for Visionology in certain states in the southeast area of the U.S. If successful, we expect Visionology will expand access to the Visionology service later in 2021.

Pharmaceutical Compounding Businesses

Pharmaceutical Compounding

Pharmaceutical compounding is the science of combining different active pharmaceutical ingredients (APIs), all of which are approved by the FDA (either as a finished form product or as a bulk drug ingredient) and excipients, to create specialized pharmaceutical preparations. Physicians and healthcare institutions use compounded drugs when commercially available drugs do not optimally treat a patient’s medical needs. In many cases, compounded drugs, such as ours, have wide market utility and may be clinically appropriate for large patient populations. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles.

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple and transparent transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors, and we dispense our formulations in all 50 states, Puerto Rico and in selected markets outside the United States.

Our Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for a patient and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

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

We believe that, with our current compounding pharmacy facilities and licenses and FDA registration of NJOF, we have the infrastructure to scale our business appropriately under the current regulatory landscape and meet the potential growth in demand we are targeting. We plan to invest in one or both of our facilities to further their capacity and efficiencies. Also, we may seek to access greater pharmacy, production related redundancy, and distribution through acquisitions, partnerships or other strategic transactions.

Pharmaceutical Development Businesses

We have ownership interests in Eton, Surface and Melt and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In 2018 and 2019, we formed and created subsidiaries named Radley Pharmaceuticals, Inc. (“Radley”), Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”). In addition, we may create additional subsidiaries that will be focused on the development and FDA approval of certain proprietary drug formulations that we currently own, will in-license/acquire and/or otherwise develop, we expect any new subsidiaries to be focused on eye care.

De-Consolidated Businesses (Noncontrolling Equity Interests)

Surface Ophthalmics, Inc.

Surface is a clinical-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases.

During January 2021, Surface announced positive top-line results from a phase 2 trial of its drug candidate SURF-201, a 0.2% betamethasone, preservative-free ophthalmic solution in the Klarity delivery vehicle for the treatment of post cataract surgery pain and inflammation. According to the Surface, SURF-201 was dosed twice daily, and met its primary endpoints of absence of inflammation at both Day 8 and Day 15 and was found to be safe and well-tolerated by the patient group. In addition, a secondary endpoint showed almost 90% of patients given SURF-201 were pain free at Day 15. SURF-201 marks the first ophthalmic therapeutic in the United States to utilize betamethasone as well as being the first preservative-free unit dose therapy for the treatment of post-operative pain and inflammation.

Also in January 2021, Surface announced the first patient dosed in a head-to-head phase 2 trial for its drug candidate SURF-100 (mycophenolate sodium and betamethasone in Klarity vehicle) for the treatment of chronic dry eye disease. The head-to-head study will compare SURF-100 against two leading on-market competitors lifitegrast ophthalmic solution 5% and cyclosporine ophthalmic emulsion 0.05%.

In February 2021, Surface announced the first patient dosed in a phase 2 trial for its drug candidate SURF-200 (betamethasone in Klarity vehicle) for the treatment of episodic dry eye flares. The dose ranging study for SURF-200 will be administered in two different low concentration formulations of betamethasone in the Klarity vehicle. The trial will enroll 120 to 140 patients with a primary endpoint of Symptom Improvement of one unit based on the University of North Carolina Dry Eye Management Scale by the eighth day.

In 2018, Surface closed on an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. We own 3,500,000 shares of Surface which is approximately 30% of the equity and voting interests as of December 31, 2020. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201. We expect Surface to complete another round of financing within the next twelve months.

Melt Pharmaceuticals, Inc.

Melt is a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), and Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-100. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications.

MELT-100 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an IND in June 2020 and began its clinical program for MELT-100. In February 2021, Melt announced data from, and successful completion of, its phase 1 study. Melt expects to begin its phase 2 study for MELT-100 in the second half of 2021.

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 44% of the equity and voting interests issued and outstanding, as of December 31, 2020. We expect Melt to complete another round of financing within the next twelve months. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-100, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-100. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage pharmaceutical company focused on developing and commercializing innovative drug products. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, Eton closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Eton from our consolidated financial statements. In November 2019, Eton completed an initial public offering of its common stock. We own 3,500,000 shares of Eton common stock, which was less than 20% of the equity and voting interests issued and outstanding of Eton as of December 31, 2020.

Consolidated Businesses (Controlling Equity Interests)

Mayfield, Stowe and Radley are consolidated subsidiaries of Harrow. Mayfield is a development-stage pharmaceutical company focused on developing urology related drug candidates. Stowe is focused on the development of proprietary ophthalmic drug candidates. Radley is a development-stage pharmaceutical company that has been focused on the development of proprietary drug candidates focused on rare diseases. Recently, and as part of our strategic focus within eyecare, we discontinued nearly all of the activities related to Mayfield, Stowe and Radley, and may not resume those activities in the near term.

We control over 50% of the equity and voting interests issued and outstanding of Mayfield, Stowe and Radley as of the date of this Annual Report.

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

COVID-19 Pandemic

A novel strain of coronavirus was first identified in Wuhan, China in December 2020. The disease caused by it, COVID-19, was declared a global pandemic by the World Health Organization in March 2020. On March 18, 2020, CMS released guidance for U.S. healthcare providers to limit all elective medical procedures in order to conserve personal protective equipment and limit exposure to COVID-19 during the pendency of the pandemic. In addition to limiting elective medical procedures, many hospitals and other healthcare providers have strictly limited access to their facilities during the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and healthcare delivery, led to social distancing recommendation, and created significant volatility in financial markets.

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

SWK Amendment

In April 2020, the Company and several of its wholly-owned subsidiaries entered into a second amendment (the “SWK Amendment”) to the term loan and security agreement dated as of July 19, 2017, as amended (the “SWK Loan”), with SWK Funding LLC, as lender and collateral agent, and certain other lenders (collectively, “SWK”). A summary of the material changes contained in the SWK Amendment are as follows:

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

PPP Loan

In April 2020, we entered into the PPP Loan with Renasant Bank in the principal amount of $1,967,100 and received cash proceeds of the same amount, pursuant to the PPP under the CARES Act, which was enacted March 27, 2020. The PPP is administered by the SBA.

Under the terms of the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Loan is two years, unless payment is sooner required in connection with an event of default under the PPP Loan. To the extent the PPP Loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Loan, until the maturity date.

We applied for forgiveness for all of the PPP Loan during the year ended December 31, 2020, however as of the date of this Annual Report the SBA has not made a decision related to the Company’s application for forgiveness. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the twenty-four-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments (it being anticipated that at least 75% of the loan amount will be required to be used for eligible payroll costs); the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible expenses during the covered twenty-four-week period will qualify for forgiveness. While we used proceeds from the PPP Loan for such qualifying expenses, in particular maintaining continuity of our payroll and workforce (including staff critical to the timely production and dispensing of medicines we make), no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

Eyepoint Commercial Alliance Agreement

On August 1, 2020, our wholly owned subsidiary ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint will pay ImprimisRx a fee calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of ImprimisRx in the U.S. Under the terms of the Dexycu Agreement, ImprimisRx shall use commercially reasonable efforts to promote and market DEXCYU in the U.S.

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

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for any future period.

Comparison of Years Ended December 31, 2020 and 2019

Revenues

Our revenues include amounts recorded from sales of proprietary and non-proprietary pharmaceutical compounded drug formulations and revenues received from royalty and milestone payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		$
	2020	2019	Variance
Product sales, net	$48,479,000	$51,137,000	$(2,658,000)
Other revenues	392,000	28,000	364,000
Total revenues	$48,871,000	$51,165,000	$(2,294,000)

The decrease in revenue between periods was largely attributable to the COVID-19 pandemic and CMS guidance to limit elective procedures during parts of the first and second quarters of 2020. Net revenues generated from our New Jersey based outsourcing facility (“NJOF”) totaled $32,949,000 for the year ended December 31, 2020, compared to $33,240,000 in 2019.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		$
	2020	2019	Variance
Cost of sales	$14,463,000	$16,749,000	$(2,286,000)

The decrease in our cost of sales between periods was largely due to a decrease in unit volumes sold impacted by the COVID-19 pandemic, partially offset by continued improved utilization of capacity at our compounding facilities.

Gross Profit and Margin

	For the Year Ended December 31,		$
	2020	2019	Variance
Gross Profit	$34,408,000	$34,416,000	$(8,000)
Gross Margin	70.4%	67.3%	3.1%

The increase in gross margin between periods is largely attributable to increased utilization of capacities as a result of increased output, in particular, at NJOF and increased per unit sales prices. We estimate gross margins at NJOF were greater than 71% during 2020.

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

The following presents our selling, general and administrative expenses for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		$
	2020	2019	Variance
Selling, general and administrative	$31,247,000	$33,088,000	$(1,841,000)

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

The following presents our research and development expenses for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		$
	2020	2019	Variance
Research and development	$2,413,000	$2,083,000	$330,000

The increase in research and development expenses between periods was primarily attributable to the increase in formulation development studies with our ImprimisRx subsidiary and the clinical development programs for our subsidiaries Radley, Mayfield and Stowe that occurred during the year ended December 31, 2020.

Impairment of Long-Lived Assets

During the year ended December 31, 2020, we recorded a loss of $363,000 related to the impairment of patents and patent applications. During the year ended December 31, 2019, we recorded a loss of $4,040,000 related to the impairment and disposal of long-lived assets. Of these costs $3,781,000 were related to the Park Restructuring and $259,000 of these expenses were related to the impairment of patents and patent applications related to a terminated asset purchase agreement.

Interest Expense, net

Interest expense, net was $2,236,000 for the year ended December 31, 2020 compared to $2,500,000 in 2019. The decrease during the year ended December 31, 2020 compared to 2019 was primarily due to interest expense recognition related to a decrease in the amortization of our finance lease obligations and reduction of the principal balance of our term loan.

Investment Gain (Loss) from Melt, net

During the year ended December 31, 2020, we recorded a loss of $2,313,000 for our share of losses based on our ownership of Melt. During the year ended December 31, 2019, we recorded a net gain of $3,968,000 related to our investment in Melt. In 2019, we recorded a gain of $5,810,000 for the deconsolidation of Melt, and a loss of $(1,842,000) for our share of losses based on our ownership of Melt after its deconsolidation. We began using the equity method accounting for our investment in Melt beginning on January 30, 2019, the date we no longer had a controlling interest. Prior to that date, Melt’s losses were consolidated within our statements of operations.

Investment Loss from Surface

During the year ended December 31, 2020, we recorded a loss of $2,433,000 for our share of losses based on our ownership of Surface. During the year ended December 31, 2019, we recorded a loss of $1,200,000 for our share of losses based on our ownership of Surface. We began using the equity method accounting for our investment in Surface beginning on June 11, 2018, the date we no longer had a controlling interest. Prior to that date, Surface’s losses were consolidated within our statements of operations.

Investment Gain from Eton, net

We recorded a gain of $3,255,000 related to the change in fair market value of Eton’s common stock for the year ended December 31, 2020. We recorded a gain of $3,780,000 related to the change in fair market value of Eton’s common stock for the year ended December 31, 2019.

Other Income, net

During the year ended December 31, 2020, we recorded other expense, net of $(73,000). This was primarily the result of income of $13,000 related to equipment from our Park facility that was sold during the year ended December 31, 2020 and $(105,000) related to the disposal of property, plant and equipment related to the discontinued use of certain computer software and hardware. During the year ended December 31, 2019, we recorded other income, net of $630,000 related to expenses that were paid by us and were reimbursed by Melt following its deconsolidation.

Net Income (Loss)

The following table presents our net income (loss) for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Net (loss) income attributable to Harrow Health, Inc.	$(3,357,000)	$168,000
Net income per share, basic	$(0.13)	$0.01
Net income per share, diluted	$(0.13)	$0.01

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at December 31, 2020 was $4,301,000, compared to $4,949,000 at December 31, 2019. Since inception through December 31, 2020, we have incurred aggregate losses of $77,400,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents of $4,101,000 and restricted investments of $200,000, totaling approximately $4,301,000 at December 31, 2020, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing compounded formulations, FDA-approved products and technologies, integrating and developing our compounding operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of products, compounding pharmacies and outsourcing facilities, drug companies and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flows

The following provides detailed information about our net cash flows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(1,100,000)	$950,000
Investing activities	(981,000)	(1,833,000)
Financing activities	1,433,000	(1,006,000)
Net change in cash and cash equivalents	(648,000)	(1,889,000)
Cash and cash equivalents at beginning of the year	4,949,000	6,838,000
Cash and cash equivalents at end of the year	$4,301,000	$4,949,000

Operating Activities

Net cash (used in) provided by operating activities was $(1,100,000) in 2020, compared to $950,000 in the prior year. Net cash (used in) provided by operating activities during the years ended December 31, 2020 was primarily the result of paydown of aged accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities in 2020 and 2019 was $(981,000) and $(1,833,000), respectively. Cash used in investing activities in 2020 and 2019 were primarily associated with additional equipment purchases, software upgrades, facility expansions and upgrades, and investments in our intellectual property portfolio.

Financing Activities

Net cash provided by (used in) financing activities in 2020 and 2019 was $1,433,000 and $(1,006,000), respectively. The cash provided by financing activities during 2020 is primarily related to proceeds received from the amendment to our loan and security agreement with SWK as well as proceeds received from the PPP Loan. The cash used in financing activities during 2019 is primarily attributable to the principal payments on the SWK loan payable and finance leases.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our pharmaceutical compounding business. We may also sell some or all of our ownership interests in Eton, Surface, Melt or our other subsidiaries. We produced cash from operations during 2019; however, we currently are experiencing a downturn in revenues mostly as a result of the COVID-19 pandemic which will have an impact on our ability to produce cash in the current year. In addition, prior to 2017, we had not generated sufficient revenues to support our operations and may not be able to do so in the future.

The changing trends and overall economic outlook in light of the COVID-19 pandemic, including the related interim stay at home orders and bans on elective surgeries, have created uncertainty surrounding our operating outlook and may impact our future operating results. As a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants included in the agreements governing the SWK Loan. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Revenue Recognition and Deferred Revenue

We account for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. We have three primary streams of revenue: (1) revenue recognized from our sale of products within our pharmacy services (2) revenue recognized from a commission agreement with a third party and (3) revenue recognized from intellectual property license and asset purchase agreements.

Product Revenues from Pharmacy Services

We sell prescription drugs directly through our pharmacy and outsourcing facility network. Revenue from our pharmacy services divisions includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, we have identified the following:

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

Commission Revenues

During the year ended December 31, 2020, the Company entered into an agreement whereby it is paid a fee calculated based on sales it generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized at the time a customer has ordered the pharmaceutical product and it has shipped from the third party (or one of its distributors or affiliates), at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the part of the Company to recognize the associated revenue.

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

Investment in Eton Pharmaceuticals, Inc.

We own 3,500,000 shares of Eton common stock, which represents approximately 14.4% of the equity and voting interests of Eton as of December 31, 2020. At December 31, 2020, the fair market value of Eton’s common stock was $8.13 per share. In accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the years ended December 31, 2020 and 2019, we recorded an investment gains from its Eton common stock position of $3,255 and $3,780, respectively, related to the change in fair market value of our investment in Eton during the measurement periods. As of December 31, 2020 and 2019, the fair market value of our investment in Eton was $28,455 and $25,200, respectively.

Mark Baum, our Chief Executive Officer, is a member of the board of directors of Eton.

Investment in Surface Ophthalmics, Inc. – Related Party

We own 3,500,000 common shares (which is approximately 30% of the equity interests as of December 31, 2020) of Surface and uses the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, we recognize earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. Our share of earnings and losses are based on our ownership interest of Surface. Any intra-entity profits and losses are eliminated. We recorded equity in the net loss of Surface of $1,200 during the year ended December 31, 2019. We recorded equity in the net loss of Surface of $2,433 during the year ended December 31, 2020. As of December 31, 2020 and 2019, the carrying value of our investment in Surface was $1,314 and $3,747, respectively.

Investment in Melt Pharmaceuticals, Inc. – Related Party

In April 2018, we formed Melt as a wholly-owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (collectively, the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the purchase and sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400,000 of proceeds (collectively the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, we lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements. In connection with the Melt Series A Preferred Stock Agreement, Melt also entered into a Registration Rights Agreement and agreed to use commercially reasonable efforts to file, or confidentially submit, a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) by September 30, 2020 relating to an initial public offering of its common stock, however, during the year ended December 31, 2020 this requirement was waived by the majority of Series A Preferred Stock holders.

At the time of deconsolidation, we recorded a gain of $5,810,000 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and our new ownership interest in accordance with ASC 810-10-40-4(c), Consolidation.

We own 3,500,000 common shares (which is approximately 44% of the equity interest as of December 31, 2020) of Melt and uses the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, we recognize earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Our share of earnings and losses are based on our ownership interest of Melt. Any intra-entity profits and losses are eliminated. We recorded equity in net loss of Melt of $2,313,000 during the year ended December 31, 2020. As of December 31, 2020, our investment in Melt was $2,506,000 of which $1,655,000 was the carrying value of our investment in Melt and $851,000 due from Melt for reimbursable expenses and amounts due under the Melt Master Service Agreement (“Melt MSA”).

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. We use the Black-Scholes option pricing model and Monte-Carlo simulation model to estimate the fair value of stock-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Income Taxes

As part of the process of preparing our consolidated financial statements, we must estimate the actual current tax assets and liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, a valuation allowance must be established which reduces the amount of deferred tax assets recorded on the consolidated balance sheets. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the consolidated statements of operations.

We account for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2020 and 2019, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2020 and 2019, and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2020 and 2019. We are subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee, and Wisconsin. Our tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Research and Development

We expense all costs related to research and development as they are incurred. Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see “—Goodwill and Intangible Assets” below). We began capitalizing certain costs associated with acquiring intellectual property rights during 2015, if costs are not capitalized, they are expensed as incurred.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of loans payable in the consolidated balance sheet. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statement of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

	(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

	(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

	(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014

3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

3.4	Amended and Restated Certificate of Incorporation, filed July 2, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on July 2, 2018)

3.5	Amendment to the Restated Certificate of Incorporation for the name change, filed as of December 27, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 31, 2018)

4.1*	Description of the Company’s Securities

10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.7#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)

10.9	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)

10.10#	Amended and Restated Employment Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.11#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 14, 2013)

10.12#	Amended and Restated Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.13#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.14#	Employment Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on February 2, 2015)

10.15	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)

10.16	Warrant Amendment to Purchase Stock, dated December 27, 2016, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)

10.17	Form of Securities Purchase Agreement, dated March 21, 2017, between the Registrant and the Investors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 22, 2017)

10.18	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)

10.19	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)

10.20	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)

10.21#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.22#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.23#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.24	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.25	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.26	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.27	Loan and Security Agreement, dated July 19, 2017, by and between Imprimis Pharmaceuticals, Inc. and SWK Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on July 20, 2017)

10.28	Imprimis Pharmaceuticals, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 25, 2017)

10.29	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 16, 2017)

10.30	Form of Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 16, 2017)

10.31	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 16, 2017)

10.32	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 16, 2017)

10.33#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2018)

10.34#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2018)

10.35#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2018)

10.36	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)

10.37	Amended and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)

10.38	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)

10.39	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)

10.40#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.41#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.42#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.43	Asset Purchase Agreement dated December 11, 2018 between Harrow Health, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on February 5, 2019)

10.44	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Mayfield Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)

10.45	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Elle Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)

10.46	Joinder and First Amendment to Loan and Security Agreement, dated May 24, 2019, by and between Harrow Health, Inc., each of its wholly-owned subsidiaries and SWK Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 29, 2019)

10.47#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.48#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.49#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.50	License Agreement, dated July 28, 2019, among Mayfield Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Gyneconix, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019)

10.51	License Agreement, dated July 29, 2019, among Stowe Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Ophthalnix, LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019)

10.52#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.64 to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020)

10.53#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020)

10.54#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020)

10.55	Second Amendment, dated as of April 1, 2020, to the Loan and Security Agreement by and among Harrow Health, Inc., several of its wholly-owned subsidiaries and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on April 4, 2020)

10.56	Business Loan Agreement with Renasant Bank pursuant to the Paycheck Protection Program, dated April 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 10, 2020)

10.57#*	Consulting Agreement dated July 1, 2020 between Visionology, Inc. and Mark L. Baum

10.58#*	Consulting Agreement dated July 1, 2020 between Visionology, Inc. and Andrew R. Boll

10.59++	Commercial Alliance Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated August 1, 2020. (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 9, 2020)

10.60*++	First Amendment to Commercial Alliance Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated November 13, 2020.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report)

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.

101.INS*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
++	Portions of this exhibit have been omitted in compliance with item 601 of Regulation S-K

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW HEALTH, INC.

By:	/s/ Mark L. Baum
Name:	Mark L. Baum
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 8, 2021

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Director	March 8, 2021
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer	March 8, 2021
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Robert J. Kammer	Chairman of the Board of Directors	March 8, 2021
Robert J. Kammer

/s/ Teresa F. Sparks	Director	March 8, 2021
Teresa F. Sparks

/s/ Richard L. Lindstrom	Director	March 8, 2021
Richard L. Lindstrom

/s/ R. Lawrence Van Horn	Director	March 8, 2021
R. Lawrence Van Horn

FINANCIAL STATEMENTS

Harrow Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Harrow Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harrow Health, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation – Modified Stock Option

Critical Audit Matter Description

As described further in Note 14 to the consolidated financial statements, during the year ended December 31, 2020, the Company amended an employee option to purchase 600,000 shares of the Company’s common stock, which is subject to the satisfaction of certain market-based vesting criteria, by extending the vesting term and contractual term. Management performed a valuation of the stock option at the date of modification with the assistance of a third-party valuation specialist, which involved estimation of the fair value of the modified option. The Company estimated the fair value of the modified stock option using the Monte-Carlo simulation and Black-Scholes option pricing models.

Auditing management’s valuation of the modified stock option required auditor judgment and required a high degree of subjectivity as estimates underlying the determination of fair value were based on various inputs and significant assumptions used in the Monte-Carlo simulation and Black-Scholes option pricing models, including the probability of triggering the market-based targets, and the number of shares to be vested.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included, among others, reading the relevant Board of Directors minutes and modified stock option agreement for accuracy and completeness of the modified stock option terms. We involved our valuation specialist to assist in the evaluation of the Company’s determination of the fair value of the modified stock option, which included testing the appropriateness of the methodologies and underlying assumptions used, and whether the methods used for determining fair value were applied consistently with the valuation of similar grants in prior periods. We evaluated the significant assumptions used by management to calculate the fair value of the modified stock option, which included the expected option term and an independent calculation of the expected volatility based upon actual historical stock price movements over a period equal to the expected option term. We developed an independent estimate of the fair value for the modified stock option with the assistance of our valuation specialist and compared our estimate of fair value to the fair value determined by management.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2007.

Irvine, California
March 8, 2021

HARROW HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$4,301	$4,949
Investment in Eton Pharmaceuticals	28,455	25,200
Accounts receivable, net	2,662	2,009
Inventories	3,962	3,301
Prepaid expenses and other current assets	751	586
Total current assets	40,131	36,045
Property, plant and equipment, net	4,453	5,375
Operating lease right-of-use assets	6,799	6,559
Intangible assets, net	1,939	2,337
Investment in Surface Ophthalmics	1,314	3,747
Investment in Melt Pharmaceuticals	2,506	4,690
Goodwill	332	332
TOTAL ASSETS	$57,474	$59,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,932	$7,702
Accrued payroll and related liabilities	2,315	2,117
Deferred revenue and customer deposits	66	57
Current portion of paycheck protection program loan payable	1,259	-
Current portion of loan payable, net of unamortized debt discount	2,639	1,772
Current portion of operating lease liabilities	580	629
Current portion of finance lease obligations	8	7
Total current liabilities	10,799	12,284
Operating lease liabilities, net of current portion	6,652	6,338
Finance lease obligations, net of current portion	17	26
Accrued expenses, net of current portion	800	800
Paycheck protection program loan payable, net of current portion	708	-
Loan payable, net of current portion and unamortized debt discount	11,670	12,219
TOTAL LIABILITIES	30,646	31,667
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,749,875 and 25,526,931 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	26	26
Additional paid-in capital	104,557	101,728
Accumulated deficit	(77,400)	(74,043)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	27,183	27,711
Noncontrolling interests	(355)	(293)
TOTAL EQUITY	26,828	27,418
TOTAL LIABILITIES AND EQUITY	$57,474	$59,085

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2020	2019
Revenues:
Product sales, net	$48,479	$51,137
Other revenues	392	28
Total revenues	48,871	51,165
Cost of sales	(14,463)	(16,749)
Gross profit	34,408	34,416
Operating expenses:
Selling, general and administrative	31,247	33,088
Research and development	2,413	2,083
Impairment of long-lived assets	363	4,040
Total operating expenses	34,023	39,211
Income (loss) from operations	385	(4,795)
Other income (expense):
Interest expense, net	(2,236)	(2,500)
Investment (loss) gain from Melt Pharmaceuticals, net	(2,313)	3,968
Investment loss from Surface Ophthalmics, net	(2,433)	(1,200)
Investment gain from Eton Pharmaceuticals, net	3,255	3,780
Other (loss) income, net	(73)	630
Total other (loss) income, net	(3,800)	4,678
Loss before income tax provision	(3,415)	(117)
Income tax provision	4	8
Total net loss including noncontrolling interests	(3,419)	(125)
Net loss attributable to noncontrolling interests	62	293
Net (loss) income attributable to Harrow Health, Inc.	$(3,357)	$168
Basic net (loss) income per share of common stock	$(0.13)	$0.01
Diluted net (loss) income per share of common stock	$(0.13)	$0.01
Weighted average number of common shares outstanding, basic	25,895,352	25,323,159
Weighted average number of common shares outstanding, diluted	25,895,352	26,466,098

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

(In thousands, except for share data)

	Common Stock		Additional	Total Harrow Health, Inc.	Total Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Equity	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at January 1, 2019	24,339,610	$24	$98,938	$(74,211)	$24,751	$-	$24,751

Issuance of common stock in connection with:
Exercise of warrants	1,142,528	2	811	-	813	-	813
Exercise of employee options, net of tax withholding	29,793	-	(44)	-	(44)	-	(44)
Stock-based payment for services provided	15,000	-	234	-	234	-	234
Stock-based compensation expense	-	-	1,789	-	1,789	-	1,789
Net income (loss)	-	-	-	168	168	(293)	(125)
Balance at December 31, 2019	25,526,931	26	101,728	(74,043)	27,711	(293)	27,418

Issuance of common stock in connection with:
Exercise of employee options, net of tax withholding	7,159	-	(29)	-	(29)	-	(29)
Issuance of common stock related to vesting of RSUs	185,785	-	-	-	-	-	-
Stock-based payment for services provided	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	2,775	-	2,775	-	2,775
Net loss	-	-	-	(3,357)	(3,357)	(62)	(3,419)
Balance at December 31, 2020	25,749,875	$26	$104,557	$(77,400)	$27,183	$(355)	$26,828

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (including noncontrolling interests)	$(3,419)	$(125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,880	1,936
Amortization of intangible assets	167	209
Amortization of operating lease right-of-use assets	696	518
Provision for bad debt expense	213	-
Interest paid-in-kind on SWK Loan	358	-
Amortization of debt issuance costs and discount	457	512
Investment gain from Eton Pharmaceuticals, net	(3,255)	(3,780)
Investment loss from Surface Ophthalmics, net	2,433	1,200
Investment loss (gain) from Melt Pharmaceuticals, net	2,313	(3,968)
Loss on disposal of equipment	105	108
Impairment of long-lived assets	363	4,040
Stock-based payment of consulting services	83	234
Stock-based compensation	2,775	1,789
Changes in assets and liabilities:
Accounts receivable	(866)	(95)
Inventories	(661)	(2,271)
Prepaid expenses and other current assets	(294)	(471)
Accounts payable and accrued expenses	(4,655)	1,342
Accrued payroll and related liabilities	198	(166)
Deferred revenue and customer deposits	9	(62)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,100)	950
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale and disposal of assets	13	4
Investment in patent and trademark assets	(132)	(369)
Purchases of property, plant and equipment	(862)	(1,468)
NET CASH USED IN INVESTING ACTIVITIES	(981)	(1,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(8)	(743)
Proceeds from SWK loan	1,000	-
Principal payments on SWK loan	(1,497)	(750)
Payments of costs related to amendment of SWK loan	-	(282)
Proceeds from Paycheck protection program loan payable	1,967	-
Net proceeds from exercise of warrants and stock options, net of taxes remitted for RSU’s and options	(29)	769
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,433	(1,006)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(648)	(1,889)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,949	6,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,301	$4,949
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$4,101	$4,749
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,301	$4,949
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$17
Cash paid for interest	$1,791	$1,967
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$214	$39
New and revaluation of right-of-use assets obtained in exchange for lease obligation	$936	$753

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2020 and 2019

(all dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. ORGANIZATION

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology-focused pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has equity positions in Eton Pharmaceuticals, Inc. (“Eton”), Surface Ophthalmics, Inc. (“Surface”), and Melt Pharmaceuticals, Inc. (“Melt”), all companies that began as subsidiaries of Harrow. In 2020, Harrow created Visionology, Inc. (“Visionology”), which intends to launch an online eye health platform business. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt. The Company intends to continue to create, and hold equity and royalty rights in, new businesses that commercialize drug candidates that are internally developed or otherwise acquired or licensed from third parties.

During and subsequent to the year ended December 31, 2020, the Company discontinued the majority of operational efforts related to its subsidiaries Stowe Pharmaceuticals, Inc. (“Stowe”), Radley Pharmaceuticals, Inc. (“Radley”) and Mayfield Pharmaceuticals, Inc. (“Mayfield”) to allocate resources to other areas of the Company’s business. The Company does not expect the suspension of these operations to have a material impact on the financial results of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Harrow has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Mayfield, 79% majority controlled, and Stowe, 70% majority controlled as of December 31, 2020. The remaining 21% of Mayfield is owned by Elle Pharmaceutical, LLC (“Elle”), TGV-Health, LLC and its affiliated entities (collectively “TGV”) or other consultants. Mayfield was organized to develop women’s health and urological focused drug candidates. The remaining 30% of Stowe was owned by TGV. Stowe was organized to develop ophthalmic drug candidates. The Company controls 100% of the equity interests in Visionology. All inter-company accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold and/or control, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, renewal periods and discount rates for leases, realizability of inventories, valuation of investments, realizability of deferred taxes, recoverability of goodwill and long-lived assets, valuation of contingent acquisition obligations and deferred acquisition obligations, fair value of loans payable, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

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

Management believes reductions in elective procedures in response to CMS guidance have had, and will continue to have, an adverse impact, which may be material, on the Company’s financial condition, liquidity and results of operations. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers, all of which are uncertain and cannot be predicted. As of the date of the filing of this Annual Report on Form 10-K, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain. In addition, the Company is subject to certain regulatory standards, guidelines and inspections which could impact the Company’s ability to make, dispense, and sell certain products. If the Company was required to cease compounding and selling certain products as a result of regulatory guidelines or inspections, this may have a material impact on the Company’s financial condition, liquidity and results of operations.

Prior to 2020, the Company had incurred significant operating losses and negative cash flows from operations since its inception. The Company recorded operating income of $385 for the year ended December 31, 2020 and recorded an operating loss of $4,795 for the year ended December 31, 2019. The Company has an accumulated deficit of $77,400 and $74,043 as of December 31, 2020 and 2019, respectively. In addition, the Company used cash in operating activities of $1,100 for the year ended December 31, 2020 and cash provided by operating activities was $950 for the year ended December 31, 2019.

While there is no assurance, management of the Company believes existing cash resources and restricted cash of $4,301 at December 31, 2020 together with cash generated from operations, will be sufficient to sustain the Company’s planned level of operations for at least the next twelve months. However, estimates of operating expenses and working capital requirements and the future impact of the COVID-19 pandemic on its business could be incorrect. The Company could use its cash resources faster than anticipated. Further, some or all of the ongoing or planned activities may not be successful and could result in further losses.

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

Noncontrolling Interests

The Company recognizes any noncontrolling interest as a separate line item in equity in the consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly-owned subsidiary not attributable to the Company. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. The Company includes the amount of net loss attributable to noncontrolling interests in consolidated net loss on the face of the consolidated statements of operations.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of loans payable and finance lease obligations in the consolidated balance sheets. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the related debt and is recorded in interest expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As part of the process of preparing the Company’s consolidated financial statements, the Company must estimate the actual current tax assets and liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established which reduces the amount of deferred tax assets recorded on the consolidated balance sheets. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the consolidated statements of operations.

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

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of Eton common stock, which represents approximately 14.4% of the equity and voting interests of Eton as of December 31, 2020. At December 31, 2020, the fair market value of Eton’s common stock was $8.13 per share. In accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the years ended December 31, 2020 and 2019, the Company recorded investment gains from its Eton common stock position of $3,255 and $3,780, respectively, related to the change in fair market value of the Company’s investment in Eton during the measurement periods. As of December 31, 2020 and 2019, the fair market value of the Company’s investment in Eton was $28,455 and $25,200, respectively.

Mark Baum, the Company’s Chief Executive Officer, is a member of the board of directors of Eton.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $98 and $76 as of December 31, 2020 and 2019, respectively.

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

Investment in Melt Pharmaceuticals, Inc. – Related Party

In April 2018, the Company formed Melt as a wholly-owned subsidiary. In January and March of 2019, Melt entered into definitive stock purchase agreements (collectively, the “Melt Series A Preferred Stock Agreement”) with certain investors and closed on the sale of Melt’s Series A Preferred Stock (the “Melt Series A Stock”), totaling approximately $11,400 of proceeds (collectively, the “Melt Series A Round”) at a purchase price of $5.00 per share. As a result, the Company lost voting and ownership control of Melt and ceased consolidating Melt’s financial statements.

In January 2019, the Company deconsolidated Melt and recorded a gain of $5,810 and adjusted the carrying value in Melt to reflect the increased valuation of Melt and the Company’s new ownership interest in accordance with ASC 810-10-40-4(c), Consolidation.

The Company owns 3,500,000 common shares of Melt (which is approximately 44% of the equity interests as of December 31, 2020) and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net gain of Melt of $3,968 during the year ended December 31, 2019. The Company recorded equity in the net loss of Melt of $2,313 during the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company’s investment in Melt was $2,506 and $4,690, respectively, which includes $851 and $722, respectively, due from Melt for reimbursable expenses and amounts due under the Melt Master Services Agreement (“MSA”).

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 30% of the equity interests as of December 31, 2020) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net loss of Surface of $1,200 during the year ended December 31, 2019. The Company recorded equity in the net loss of Surface of $2,433 during the year ended December 31, 2020. As of December 31, 2020 and 2019, the carrying value of the Company’s investment in Surface was $1,314 and $3,747, respectively.

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

The Company has reduced the Park compounded product formulary to seven base formulations, based on factors including unit order volumes, revenues and gross margin percentages, and ImprimisRx retained approximately half of Park’s historical revenues during the first quarter of 2020.

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

At December 31, 2020 and 2019, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of December 31, 2020 and 2019, the fair market value of the Company’s investment in Eton was $28,455 and $25,200, respectively.

The Company’s financial instruments include cash and cash equivalents, restricted cash, investment in Eton, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits, loans payable and operating and finance lease liabilities. The carrying amount of these financial instruments, except for loans payable and operating and finance lease liabilities, approximates fair value due to the short-term maturities of these instruments. The Company’s restricted cash which is comprised of short-term investments are carried at amortized cost, which approximates fair value. Based on borrowing rates currently available to the Company, the carrying values of the loans payable and operating and finance lease liabilities approximate their respective fair values.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo simulation model to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

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

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 5,411,929 and 4,848,459 at December 31, 2020 and 2019, respectively, and are excluded in the calculation of diluted net income (loss) per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2020 and 2019 was 200,463 and 324,303, respectively.

The following table shows the computation of basic net income (loss) per share of common stock for the years ended December 31, 2020 and 2019 (in 000’s, except share and per share amounts):

	For the Year Ended December 31,
	2020	2019

Numerator – net (loss) income attributable to Harrow Health, Inc.	$(3,357)	$168
Denominator – weighted average number of shares outstanding, basic	25,895,352	25,323,159
Net (loss) income per share, basic	$(0.13)	$0.01

For the year end December 31, 2019, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during that period. Diluted common equivalent shares for the year ended December 31, 2019 consisted of the following (in 000’s, except share and per share amounts):

For the Year Ended
December 31, 2019
Diluted shares related to:
Warrants	488,498
Stock options	654,441
Dilutive common equivalent shares	1,142,939

The following table shows the computation of diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding for the year ended December 31, 2019 (in 000’s, except share and per share amounts):

For the Year Ended
December 31, 2019

Numerator – net income	$168
Weighted average number of shares outstanding, basic	25,323,159
Dilutive common equivalents	1,142,939
Denominator – number of shares used for diluted earnings per share computation	26,466,098
Net income per share, diluted	$0.01

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company does not expect a material impact of the new guidance on its consolidated financial statements.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2020. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has three primary streams of revenue: (1) revenue recognized from our sale of products within our pharmacy services (2) revenue recognized from a commission agreement with a third party and (3) revenue recognized from intellectual property license and asset purchase agreements.

Product Revenues from Pharmacy Services

The Company sells prescription drugs directly through our pharmacy and outsourcing facility network. Revenue from our pharmacy services divisions includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, we have identified the following:

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

Commission Revenues

During the year ended December 31, 2020, the Company entered into an agreement whereby it is paid a fee calculated based on sales it generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized at the time a customer has ordered the pharmaceutical product and it has shipped from the third party (or one of its distributors or affiliates), at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the part of the Company to recognize the associated revenue.

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

Revenue disaggregated by revenue source for the years ended December 31, 2020 and 2019, consists of the following:

	For the Years Ended December 31,
	2020	2019
Product sales, net	$48,479	$51,137
Commissions	356	-
License	36	28
Total revenues	$48,871	$51,165

Deferred revenue and customer deposits at December 31, 2020 and 2019, were $66 and $57, respectively. All deferred revenue and customer deposit amounts at December 31, 2019 were recognized as revenue during the year ended December 31, 2020.

NOTE 4. INVESTMENT IN MELT PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement with Melt (the “Melt Asset Purchase Agreement”). Pursuant to the terms of the Melt Asset Purchase Agreement, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt Asset Purchase Agreement, Melt is required to make mid-single digit royalty payments to the Company on net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions. In January and March 2019, the Company entered into the Melt Series A Preferred Stock Agreement, see also Note 2, under the subheading Investment in Melt Pharmaceuticals, Inc.

In February 2019, the Company and Melt entered into a Management Services Agreement (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10.

As of December 31, 2020 and 2019, the Company was due $851 and $722, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the year ended December 31, 2020 and paid the Company $50 during the year ended December 31, 2019.

The Company’s Chief Executive Officer, Mark L. Baum, and Chief Medical Officer, Larry Dillaha, are members of the Melt board of directors, and several employees of the Company (including Mr. Baum, Mr. Dillaha and the Company’s Chief Financial Officer, Andrew Boll) entered into consulting agreements and provide consulting services to Melt.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Years Ended December 31,
	2020	2019
Revenues, net	$-	$-
Loss from operations	5,019	4,381
Net loss	$(5,019)	$(4,381)

The unaudited condensed balance sheet information of Melt is summarized below:

	December 31,
	2020	2019
Current assets	$2,947	$7,449
Non current assets	11	5
Total assets	$2,958	$7,454

Total liabilities	$1,778	$1,691
Total preferred stock and stockholders’ equity	1,180	5,763
Total liabilities and stockholders’ equity	$2,958	$7,454

NOTE 5. INVESTMENT IN SURFACE OPHTHALMICS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

The Company entered into an asset purchase and license agreement with Surface in 2017 and amended it in April 2018 (the “Surface License Agreements”). Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights associated with Surface’s drug candidates (collectively, the “Surface Products”). Surface is required to make mid-single-digit royalty payments to the Company on net sales of the Surface Products while any patent rights remain outstanding.

As of December 31, 2020, the Company owned 3,500,000 shares of Surface common stock (approximately 30% of the issued and outstanding equity interests). A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. Surface is required to make royalty payments to Dr. Lindstrom of 3% of net sales of certain Surface Products while certain patent rights remain outstanding. Dr. Lindstrom is also a principal of Flying L Partners, an affiliate of the funding investor who purchased the Surface Series A Preferred Stock. Several employees and a director of the Company (including Mr. Baum and Dr. Lindstrom) entered into consulting agreements and provided consulting services to Surface.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Years Ended December 31,
	2020	2019
Revenues, net	$-	$-
Loss from operations	8,109	4,000
Net loss	$(8,109)	$(4,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	December 31,
	2020	2019
Current assets	$9,074	$15,942
Non current assets	45	47
Total assets	9,119	15,989

Total liabilities	$1,666	$619
Total stockholders’ equity	7,453	15,370
Total liabilities and stockholders’ equity	$9,119	$15,989

NOTE 6. RESTRICTED CASH

The restricted cash at December 31, 2020 and 2019 consisted of funds held in a money market account. At December 31, 2020 and 2019, the restricted cash was recorded at amortized cost, which approximates fair value.

At December 31, 2020 and 2019, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Raw materials	$2,501	$2,405
Work in progress	17	20
Finished goods	1,444	876
Total inventories	$3,962	$3,301

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Prepaid insurance	$160	$123
Other prepaid expenses	401	358
Deposits and other current assets	190	105
Total prepaid expenses and other current assets	$751	$586

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Property, plant and equipment, net:
Computer software and hardware	$1,707	$1,732
Furniture and equipment	418	363
Lab and pharmacy equipment	3,426	3,164
Leasehold improvements	5,720	5,510
	11,271	10,769
Accumulated depreciation and amortization	(6,818)	(5,394)
	$4,453	$5,375

During the year ended December 31, 2020, the Company disposed of property, plant and equipment with a net book value of $105 related to the discontinued use of certain computer software and hardware and was included within other (loss) income of the consolidated statements of operations. The Company recorded depreciation and amortization expense of $1,880 and $1,936 during the years ended December 31, 2020 and 2019, respectively.

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

During the year ended December 31, 2019, the Company incurred impairment charges of $612 related to intangible assets, including customer relationships, trade name, and state pharmacy licenses as a part of the Park Restructuring and $259 of impairment charges related to patents associated with the termination of an asset agreement.

The Company’s intangible assets at December 31, 2020 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$929	$(93)	$(363)	$473
Licenses	20 years	50	(6)	-	44
Trademarks	Indefinite	356	-	-	356
Customer relationships	3-15 years	1,519	(454)	-	1,065
Trade name	5 years	5	(5)	-	-
Non-competition clause	3-4 years	50	(50)	-	-
State pharmacy licenses	25 years	8	(7)	-	1
		$2,917	$(615)	$(363)	$1,939

During the year ended December 31, 2020, the Company recorded impairment charges of $363 related to patent filings and trademarks that were abandoned and/or were associated with products the Company was no longer actively selling.

Amortization expense for intangible assets for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Patents	$32	$48
Licenses	1	5
Customer relationships	134	151
Trade name	-	1
State pharmacy licenses	-	4
	$167	$209

Estimated future amortization expense for the Company’s intangible assets at December 31, 2020 is as follows:

Years ending December 31,
2021	187
2022	187
2023	187
2024	160
2025	147
Thereafter	715
$1,583

There were no changes in the carrying value of the Company’s goodwill during the year ended December 31, 2020. Changes in the carrying value of the Company’s goodwill during the year ended December 31, 2019 were as follows:

Balance at December 31, 2018	$2,227
Impairment of Park goodwill (see Note 2)	(1,895)
Balance at December 31, 2019	$332

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Accounts payable	$3,645	$7,409
Other accrued expenses	49	49
Accrued interest (see Note 12)	238	244
Accrued exit fee for note payable (see Note 12)	800	800
Total accounts payable and accrued expenses	4,732	8,502
Less: Current portion	(3,932)	(7,702)
Non-current total accrued expenses	$800	$800

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

Prior to the loan refinance in May 2019 (see below), the SWK Loan bore interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 1.50% and maximum of 3.00%), plus an applicable margin of 10.50%. The SWK Loan Agreement permitted the Company to pay interest only on the principal amount borrowed thereunder for the first six payments (payments are due on a quarterly basis), which interest-only period could have been reduced to four payments if the Company had not met certain minimum revenue requirements. Following the interest-only period, the Company was required to pay interest, plus repayments of the principal amount borrowed under the SWK Loan Agreement, in quarterly payments, which shall not exceed $750 per quarter. All amounts owed under the SWK Loan Agreement, including an exit fee equal to 5% of the aggregate principal amount loaned thereunder, were originally due and payable on July 19, 2022. The Company is obligated under the SWK Loan Agreement to pay for certain expenses incurred by SWK through and after the date of the SWK Loan Agreement, including certain fees and expenses relating to the preparation and administration of the SWK Loan Agreement. The Company incurred expenses and an exit fee of approximately $1,282 in connection with the SWK Loan Agreement. The exit fee and expenses were recorded as a debt discount and are being amortized as interest expense over the term of the SWK Loan using the effective interest rate method and the related liability of $800 for the exit fee is included in accrued expenses (see Note 11) in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

In connection with the SWK Loan Agreement, the Company issued to SWK warrants to purchase up to 415,586 shares of the Company’s common stock (the “Lender Warrants”) with an exercise price of $3.08. In August 2017, the Company and SWK amended the warrants, to allow for the purchase of up to 615,386 warrants with an exercise price of $2.08. The Lender Warrants are exercisable immediately, and have a term of seven years. The Lender Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the Lender Warrants was approximately $982 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $2.08 per share; seven-year contractual term; 113.5% volatility; 0% dividend rate; and a risk-free interest rate of 1.77%. The relative fair value of the Lender Warrants was recorded as a debt discount which is being amortized as interest expense over the term of the SWK Loan using the effective interest rate method.

SWK Refinance – May 2019

In May 2019, the Company entered into a joinder and amendment (the “Amendment”) to the SWK Loan and with SWK, as lender and collateral agent. A summary of the material changes contained in the Amendment are as follows:

●	The interest rate calculation that the loan bears is now equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 2.00%), plus an applicable margin of 10.00% (the “Margin Rate”); provided that, if, two days prior to a payment date, the Company provides SWK evidence that the Company has achieved a leverage ratio as of such date of less than 4.00:1:00, the Margin Rate shall equal 9.00%; and if the Company has achieved a leverage ratio as of such date of less than 3.00:1:00, the Margin Rate shall equal 7.00%;

●	Leverage ratio in the Amendment means, as of any date of determination, the ratio of: (a) indebtedness as of such date to (b) EBITDA (as defined in the SWK Loan), of the Company for the immediately preceding twelve (12) month period, adding-back (i) actual litigation expenses for the immediately preceding twelve (12) month period, minus (ii) actual litigation expenses for the immediately preceding three (3) month period multiplied by four (4);

●	The definition of the first amortization date was changed to May 14, 2020, permitting the Company to pay interest only on the principal amount loaned for the next four payments (payments are due on a quarterly basis) following the Amendment;

●	Subject to the satisfaction of certain revenue and market capitalization requirements and conditions, SWK agreed to make available to the Company an additional principal amount of up to $5,000; and

●	The maturity date was changed to July 19, 2023.

Related to the Amendment, the Company incurred expenses related to legal and lender costs of $282 that are included in debt discount and will be amortized over the remaining term of the SWK Loan.

In addition to the terms described above, the Amendment joined the Company’s recently created subsidiaries to the SWK Loan and added definitions related to excluded subsidiaries that are not considered co-borrowers and are subsidiaries of the Company which the Company believes it will eventually deconsolidate from its financial statements and lose 50% or more of the equity interests of the subsidiary.

Second Amendment to SWK Loan

On April 1, 2020, the Company and several of its wholly owned subsidiaries entered into a second amendment (the “SWK Second Amendment”) to the SWK Loan with SWK. A summary of the material changes contained in the SWK Second Amendment are as follows:

●	SWK agreed to make available to the Company, and the Company drew down on, an additional principal amount of $1,000;

●	The definition of the first amortization date was changed to August 14, 2020, permitting the Company to pay interest only on the principal amount loaned for the next payment (payments are due on a quarterly basis) following the SWK Second Amendment; and

●	The interest payment of $358 due May 14, 2020 was paid in-kind by increasing the principal amount of the term loans by an amount equal to the interest accrued as of such date.

Interest expense related to the SWK Loan Agreement, as amended, amounted to $1,768 and $1,960 for the years ended December 31, 2020 and 2019, respectively, and included amortization of debt issuance costs and discount of $457 and $512 for the years ended December 31, 2020 and 2019, respectively.

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

Under the terms of the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Loan is two years, unless payment is sooner required in connection with an event of default under the PPP Loan. To the extent the PPP Loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Loan, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company applied for forgiveness for all of the PPP Loan during the year ended December 31, 2020, however the SBA has not made a decision related to the Company’s application for forgiveness. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments (it being anticipated that at least 75% of the loan amount will be required to be used for eligible payroll costs); the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible expenses during the covered twenty-four-week period will qualify for forgiveness. While the Company has used proceeds from the PPP Loan for such qualifying expenses, in particular maintaining continuity of its payroll and workforce (including staff critical to the timely production and dispensing of medicines the Company produces), no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. No interest expense was recognized for the year ended December 31, 2020 related to the PPP Loan.

At December 31, 2020, future minimum payments under the Company’s debt were as follows:

Amount
2021	$5,794
2022	4,700
2023	9,511
Total minimum payments	20,005
Less: amount representing interest	(2,927)
Notes payable, gross	17,078
Less: unamortized discount	(802)
Notes payable	16,276
Less: current portion, net of unamortized discount	(3,898)
Note payable, net of current portion and unamortized debt discount	$12,378

NOTE 13. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining lease terms between one to four years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 10,200 square feet of office space in San Diego, California, that expires in December 2021, with an option to extend the term for a five-year period;

●	An operating lease for 26,400 square feet of lab, warehouse and office space in Ledgewood, New Jersey, that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment that was made effective July 2020 that extended the term of the original lease and added 1,400 of additional square footage to the lease; and

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, that expires in December 2024, with an option to extend the term for two additional five-year periods.

During the year ended December 31, 2020, the Company terminated its operating lease for 4,500 square feet of office and lab space in Irvine, California, that had an expiration date in December 2020. In connection with the termination, the Company recorded a gain of $4 which was recognized in other income (expense) on the consolidated statements of operations.

At December 31, 2020 and 2019, the weighted-average discount rate and the weighted-average remaining lease term for the operating leases held by the Company were 6.3% and 6.3% and 11.2 and 10.21 years, respectively.

During the years ended December 31, 2020 and 2019, cash paid for amounts included for the operating lease liabilities was $1,052 and $905, respectively, and the Company recorded operating lease expense of $1,066 and $892, respectively, included in selling, general and administrative expenses.

Future lease payments under operating leases (including options to extend) as of December 31, 2020 were as follows:

Operating Leases
2021	$1,017
2022	1,038
2023	1,064
2024	1,090
2025	916
Thereafter	5,141
Total minimum lease payments	10,266
Less: amount representing interest payments	(3,034)
Total operating lease liabilities	7,232
Less: current portion, operating lease liabilities	(580)
Operating lease liabilities, net of current portion	$6,652

The Company also has a finance lease for equipment which requires monthly payments of $1 through January 2024.

Future lease payments under the finance lease as of December 31, 2020 were as follows:

Finance Lease
2021	$9
2022	9
2023	9
2024	1
Total minimum lease payments	28
Less: amount representing interest payments	(3)
Present value of future minimum lease payments	25
Less: current portion, finance lease obligation	(8)
Finance lease obligation, net of current portion	$17

At December 31, 2020 and 2019, the weighted-average discount rate and the weighted-average remaining lease term for the finance lease held by the Company were 6.36% and 6.36% and 3.08 and 4.08 years, respectively.

For the years ended December 31, 2020 and 2019:

●	debt discount amortization related to a finance lease obligation was $0 and $17, respectively;

●	amortization expense related to the equipment held under the finance lease obligations was $8 and $150, respectively; and

●	cash paid and expense recognized for interest expense related to the finance lease obligation was $2 and $18, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

At December 31, 2020 and 2019, the Company had 50,000,000 shares of common stock, $0.001 par value, authorized, respectively.

Issuances During the Year Ended December 31, 2019

During the year ended December 31, 2019:

●	the Company issued 15,000 shares of its restricted common stock, with a fair value of $75, as consideration for commission expenses incurred during the year ended December 31, 2018;

●	the Company issued 27,671 shares of its common stock upon the cashless exercise of options to purchase 82,929 shares of common stock, with exercise prices ranging from $1.70 to $4.17 per share, net of 8,806 shares of common stock withheld for payroll tax withholdings totaling $50;

●	the Company issued 2,122 shares of its common stock upon the exercise of options to purchase 2,122 shares of common stock, with exercise prices ranging from $1.70 to $3.20 per share, and received net proceeds of $6;

●	the Company issued 688,473 shares of its common stock upon the cashless exercise of warrants to purchase 964,532 shares of common stock with an exercise price of $1.79 per share;

●	the Company issued 454,055 shares of its common stock upon the exercise of warrants to purchase 454,055 shares of common stock with an exercise price of $1.79 per share, and received net proceeds of $813; and

●	the Company issued 87,610 shares of its common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Issuances During the Year Ended December 31, 2020

During the year ended December 31, 2020:

●	the Company issued 30,000 shares of its restricted common stock, with an initial fair value of $167, as consideration for commission expenses incurred during the year ended December 31, 2019 and the year ended December 31, 2020;

●	the Company issued 4,161 shares of its common stock upon the cashless exercise of options to purchase 16,750 shares of common stock, with exercise prices ranging from $1.70 to $4.05 per share, net of 3,564 shares of common stock withheld for payroll tax withholdings;

●	the Company issued 2,998 shares of its common stock upon the exercise of options to purchase 2,998 shares of common stock, with exercise prices ranging from $3.04 to $3.20 per share, and paid $8 related to payroll tax withholdings;

●	the Company issued 185,785 shares of its common stock underlying RSUs held by directors that resigned. The RSUs had previously vested, including 26,721 RSUs during the year ended December 31, 2020, but the issuance and delivery of the shares were deferred until the director resigned; and

●	35,224 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the resignation of a director.

Preferred Stock

At December 31, 2020 and 2019, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan (the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2020, the 2017 Plan provides for the issuance of a maximum of 2,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 342,882 shares available for future issuances under the 2017 Plan at December 31, 2020.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2020 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2020	2,656,683	$5.31
Options granted	414,500	$6.44
Options exercised	(19,748)	$3.19
Options cancelled/forfeited	(21,402)	$12.77
Options outstanding - December 31, 2020	3,030,033	$5.43	5.72	$5,569
Options exercisable	1,908,849	$4.49	5.25	$5,051
Options vested and expected to vest	2,918,298	$5.37	5.69	$5,519

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2020, based on the closing price of the Company’s common stock of $6.86 on that date.

The intrinsic value of the options exercised in 2020 was $50.

During the year ended December 31, 2020, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the year ended December 31, 2020 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

On July 31, 2015, the Company granted to its Chief Executive Officer, Mark Baum, an option to purchase 600,000 shares of the Company’s common stock (the “Baum Performance Option”) at an exercise price of $7.87 per share under the 2007 Plan subject to the satisfaction of certain market-based vesting criteria. The market-based vesting criteria are separated into five tranches and require that the Company achieve and maintain certain average stock price targets ranging from $9 per share to $15 per share during the five year period following the grant date. On June 4, 2020, the Company amended the Baum Performance Option, to extend the vesting and contractual term by 5 years. The Company treated this amendment as a modification to the Baum Performance Option for accounting purposes. The fair value of the modification was $1,876 using a Monte Carlo simulation model with a five-year life, 70% volatility and a risk-free interest rate of 0.40%.

With the exception of the Baum Performance Option, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Beginning on April 1, 2019, the Company began calculating expected volatility based solely on the historical volatilities of the common stock of the Company. Prior to April 1, 2019, the expected volatility was based on the historical volatilities of the common stock of the Company and comparable publicly traded companies. The Company previously utilized this methodology based on its estimate that it had limited relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach,” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2020	2019
Weighted-average fair value of options granted	$3.86	$3.72
Expected terms (in years)	0.50 - 6.11	5.07 - 7.00
Expected volatility	67 – 71%	64 - 78%
Risk-free interest rate	0.34 – 1.64%	1.83 – 2.68%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	770,440	5.64	$2.06	745,255	$2.06
$3.04 - $4.50	517,002	5.75	$3.98	438,873	$3.98
$5.49 - $6.36	496,350	7.22	$6.10	291,919	$6.13
$6.64 - $8.99	1,246,241	5.17	$7.85	432,802	$8.09
$1.47 - $8.99	3,030,033	5.72	$5.43	1,908,849	$4.49

As of December 31, 2020, there was approximately $2,794 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.96 years. The stock-based compensation for all stock options was $1,579 and $889 during the years ended December 31, 2020 and 2019, respectively.

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

During the year ended December 31, 2019, the Company’s board of directors were granted 38,860 RSUs with a fair market value of $300 which vests on a quarterly basis, over a one-year term in equal installments, subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2019	1,275,680	$2.16
RSUs granted	223,860	$6.43
RSUs vested	(87,610)	$3.42
RSUs cancelled/forfeited	-
RSUs unvested at December 31, 2019	1,411,930	$2.76

Grants During the Year Ended December 31, 2020

During the year ended December 31, 2020, 161,000 RSUs with a fair market value of $1,025 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the year ended December 31, 2020, the Company’s board of directors were granted 90,524 RSUs with a fair market value $511 which vest on a quarterly basis, over a one-year term in equal installments, subject to the director’s continued service at the vesting date, but the issuance and delivery of these shares are deferred until the director resigns.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2020	1,411,930	$2.76
RSUs granted	251,524	$6.11
RSUs vested	(61,945)	$6.46
RSUs cancelled/forfeited	-
RSUs unvested at December 31, 2020	1,601,509	$3.14

As of December 31, 2020, the total unrecognized compensation expense related to unvested RSUs was approximately $1,363 which is expected to be recognized over a weighted-average period of 3.14 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $1,167 and $879 during the years ended December 31, 2020 and 2019, respectively.

Subsidiary Stock-Based Transactions

Mayfield Pharmaceuticals, Inc. - 2019

During the year ended December 31, 2019:

●	Mayfield issued 1,000,000 shares of its common stock to Elle in connection with the acquisition of certain drug candidate intellectual property and rights in February 2019;

●	Mayfield issued 300,000 shares of its common stock to TGV in connection with the acquisition of certain drug candidate intellectual property and rights in July 2019; and

●	the Company recognized $26 in stock-based compensation related to equity instruments granted by Mayfield for 2,450,000 shares of its restricted common stock that vest upon various performance based milestones and service periods to consultants of Mayfield, including Mayfield’s CEO candidate and to Harrow employees, including 725,000 shares to Mark Baum, CEO of the Company, and 362,500 shares to Andrew Boll, CFO of the Company.

Mayfield Pharmaceuticals, Inc. - 2020

During the year ended December 31, 2020:

●	Mayfield repurchased 650,000 shares of its common stock from Elle, for an aggregate purchase price of $1;

●	500,000 shares of Mayfield’s restricted common stock were forfeited by a consultant; and

●	Mayfield issued 475,000 shares of its restricted common stock, with a fair value of $11, that vest upon various performance-based milestones and over a four-year service period to Mayfield’s Chief Executive Officer candidate.

During the year ended December 31, 2020, the Company recognized $20 in stock-based compensation for Mayfield stock options.

Stowe Pharmaceuticals, Inc. - 2019

In July 2019, Stowe agreed to issue 1,750,000 shares of its common stock to TGV in connection with the acquisition of certain drug candidate intellectual property and rights.

Visionology, Inc. - 2020

During the year ended December 31, 2020, Visionology granted 2,000,000 shares of its restricted common stock, with a fair value of $96 that vest upon various performance based milestones and service periods to consultants of Visionology, including Visionology’s CEO candidate and to Harrow employees, including 700,000 shares to Mark Baum, CEO of the Company, and 350,000 shares to Andrew Boll, CFO of the Company.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Years Ended December 31,
	2020	2019
Employees – selling, general and administrative	$2,289	$1,464
Directors – selling, general and administrative	473	300
Consultants – selling, general and administrative	96	259
Total	$2,858	$2,023

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 12), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2020 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2020	780,386	$2.12
Granted	-
Exercised	-	-
Expired	-	-
Warrants outstanding and exercisable - December 31, 2020	780,386	$2.12
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2020	3.53

All warrants outstanding as of December 31, 2020 are included in the following table:

	Warrants Outstanding			Warrants Exercisable
		Warrants	Exercise	Warrants	Expiration
Warrant Series	Issue Date	Outstanding	Price	Exercisable	Date
Lender warrants	5/11/2015	125,000	$1.79	125,000	5/11/2025
Settlement warrants	8/16/2016	40,000	$3.75	40,000	8/16/2021
Lender warrants (see Note 12)	7/19/2017	615,386	$2.08	615,386	7/19/2024
		780,386	$2.12	780,386

NOTE 15. INCOME TAXES

The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee and Wisconsin. The Company’s income tax provision consists of the following:

	December 31,
	2020	2019
Current:
Federal	$-	$-
State	4	8
Total current expense	4	8

Deferred:
Federal	(771)	669
State	138	(148)
Change in valuation allowance	633	(521)
Total deferred expense	-	-
Income tax provision	$4	$8

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision to the income tax provision is as follows:

	December 31,
	2020	2019
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(0.11)%	(6.73)%
Stock-based compensation	5.52%	3.10%
Other	(0.38)%	(358.67)%
Valuation allowance	(26.14)%	334.57%
Effective income tax rate	(0.11)%	(6.73)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets (liabilities):
NOL’s	$19,685	$19,827
Depreciation and amortization	528	224
Other	413	641
Research and development credits	596	596
Deferred stock-based compensation	4,024	3,533
Basis difference in Melt	(398)	(1,119)
Basis difference in Surface	(502)	(1,185)
Basis difference in Eton	(8,626)	(7,528)
Capital losses	63	63
Park stock purchase identifiable intangibles	(274)	(270)
Limitation under 163(j)	195	299
ASC 842 lease liability	2,192	2,082
ASC 842 ROU asset	(2,061)	(1,959)
Total deferred tax assets, net	15,835	15,202
Valuation allowance	(15,835)	(15,202)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $633 and decreased by $521 during 2020 and 2019, respectively.

At December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $62,856 and $60,908 which will begin to expire in 2027, unless previously utilized, and will begin to expire for state purposes in 2026. In addition, the Company has federal net operating loss carryforwards of $3,865 generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income. At December 31, 2020, the Company has federal and state research and development tax credits of approximately $354 and $305, respectively. The federal research tax credit begins to expire in 2026, unless previously utilized, and the state research and development tax credit has no expiration date.

Utilization of the net operating loss (“NOL”) and research and development (“R&D”) carryforwards maybe subject to a substantial annual limitation due to ownership change limitations that might have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change or changes have occurred. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is complete and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

As of December 31, 2020 and 2019, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2020 and 2019, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2020 and 2019. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

NOTE 16. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $272 and $312 to the plan during the years ended December 31, 2020 and 2019, respectively.

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

Allergan USA

In September 2017, Allergan USA, Inc. (“Allergan”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company, primarily claiming violations under the federal Lanham Act and California’s Sherman Act. The Court granted in part and denied in part each parties’ motions for summary judgement, resolving all issues except for whether Allergan was entitled to damages related to the Company’s purported Lanham Act violations. The parties went to trial in May 2019 to litigate damages related to the Lanham Act, and a jury found the Company liable for only $49 in lost profit damages, which was accrued as an expense during the year ended December 31, 2019 (see Note 11). In July 2019, the Court entered a permanent injunction, the scope of which is limited to compounded drugs prepared in, dispensed from within, or shipped to the state of California. The injunction requires the Company to: (1) only dispense drugs from a 503(a) facility with a “Valid Prescription Order”; (2) abide by the FDA’s anticipatory compounding guidelines; and (3) only use bulk drug substances identified on a list established by the Secretary of Health and Human Services or FDA’s interim “Category 1” list. The Company believes it was already in compliance with the order, prior to the injunction being ordered. On October 2, 2019, Allergan and the Company filed a joint stipulation to voluntarily dismiss each parties’ respective pending appeals arising out of the lawsuit. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all known disputes between the parties.

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

Anna Sue Gaukel et al.

In June 2019, Anna Sue Gaukel and Lawrence Gaukel served the Company with a lawsuit filed in state court in Idaho against Imprimis Pharmaceuticals, Inc. asserting class action allegations and product liability claims related to Mrs. Gaukel’s doctor’s use of a compounded drug injection in each of her eyes. In June 2019, the Company removed the case to Federal Court and subsequently answered the complaint. On January 24, 2019, the plaintiffs and the Company filed a joint stipulation, and the case was dismissed with prejudice. No economic consideration was exchanged between the parties related to the filing of the joint stipulation. This formally resolved all known disputes between the parties as connected to this matter.

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

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations, to provide sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with the Company’s ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments generally equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. The Company accrued and recorded in additional paid in capital $83 and $159 related to stock-based payments for these agreements during the year ended December 31, 2020 and 2019, respectively, and $2,434 and $2,700 were incurred under these agreements for commission expenses during the years ended December 31, 2020 and 2019, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the FDA for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. $224 and $371 were accrued in accounts payable and accrued expenses under these agreements during the years ended December 31, 2020 and 2019, respectively, and $682 and $846 were incurred under these agreements as royalty expenses for the years ended December 31, 2020 and 2019, respectively.

Mayfield License

In July 2020, Mayfield entered into a License Agreement (the “TGV License”) with TGV to acquire intellectual property rights for use in the women’s health field, related to Mayfield’s proprietary drug candidate MAY-66. The TGV License provides that TGV will cooperate with Mayfield in transferring all embodiments of the intellectual property (including know-how) related to the TGV License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Mayfield will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the TGV License, Mayfield is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Mayfield in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Mayfield issued 300,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of MAY-66 and any related products based on the licensed intellectual property.

Stowe License

In July 2020, Stowe entered into a License Agreement (the “Stowe License”) with TGV, to acquire intellectual property rights for use in the ophthalmology and otic health field, related to Stowe’s proprietary drug candidate STE-006. The Stowe License provides that TGV will cooperate with Stowe in transferring all embodiments of the intellectual property (including know-how) related to the Stowe License, assist in obtaining and protecting its patent rights for the acquired intellectual property and that Stowe will use commercially reasonable efforts to research, develop and commercialize products based on the acquired intellectual property. In connection with the Stowe License, Stowe is obligated to make royalty payments to TGV equal to a low single digit percentage of net sales received by Stowe in connection with the sale or licensing of any product based on the licensed intellectual property. In addition, Stowe issued 1,750,000 shares of its common stock to TGV and is required to make certain milestone payments to TGV over the development of STE-006 and any related products based on the licensed intellectual property.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $149 and $63 in cash during the years ended December 31, 2020 and 2019, respectively, and was due an additional $35 and $55 at December 31, 2020 and 2019, respectively. The Company incurred $129 and $103 for royalty expenses related to the Klarity License Agreement during the years ended December 31, 2020 and 2019, respectively.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $55 and $0 in cash during the years ended December 31, 2020 and 2019, respectively, and was due $7 and $40 at December 31, 2020 and 2019, respectively. The Company incurred $55 and $40 for royalty expenses related to the Lindstrom APA during the years ended December 31, 2020 and 2019, respectively.

Presbyopia Asset Purchase Agreement – Related Party

In December 2019, the Company entered into an asset purchase agreement (the “Presbyopia APA”) with Richard L. Lindstrom, M.D., a member of its Board of Directors. Pursuant to the terms of the Presbyopia APA, the Company acquired certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license an ophthalmic topical product to treat presbyopia (the “Presbyopia Product”).

Under the terms of the Presbyopia APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the years ended December 31, 2020 and 2019, and was due $0 at December 31, 2020 and 2019. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the years ended December 31, 2020 and 2019.

Eyepoint Commercial Alliance Agreement

In August 2020, the Company, through its wholly owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint will pay the Company a fee calculated based on the quarterly sales of DEXCYU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company shall use commercially reasonable efforts to promote and market DEXCYU in the U.S.

Subject to early termination, the Dexycu Agreement expires on August 1, 2025, subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXCYU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the year ended December 31, 2020, the Company recorded $357 in commission revenues related to the Dexycu Agreement.

NOTE 18. SEGMENT INFORMATION AND CONCENTRATIONS

Beginning on January 1, 2019, the Company began evaluating performance of the Company based on operating segments. Segment performance for its two operating segments are based on segment contribution. The Company’s reportable segments consist of (i) its commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of ImprimisRx and the former Park businesses; and (ii) its start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), board of directors and principal executive officers and other like shared expenses;

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs;

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments; and

●	Total assets including capital expenditures.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$48,871	$-	$48,871
Cost of sales	(14,463)	-	(14,463)
Gross profit	34,408	-	34,408

Operating expenses:
Selling, general and administrative	22,691	144	22,835
Research and development	759	88	847
Segment contribution	$10,958	$(232)	10,726
Corporate			(8,245)
Research and development			(1,566)
Amortization			(167)
Asset sales and impairments, net			(363)
Operating income			$385

	For the Year Ended December 31, 2019
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$51,165	$-	$51,165
Cost of sales	(16,749)	-	(16,749)
Gross profit	34,416	-	34,416

Operating expenses:
Selling, general and administrative	24,460	174	24,634
Research and development	1,006	361	1,367
Segment contribution	$8,934	$(535)	8,399
Corporate			(8,245)
Research and development			(716)
Amortization			(209)
Asset sales and impairments, net			(4,040)
Operating loss			$(4,795)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at December 31, 2020 and December 31, 2019 are located in the U.S.

Concentrations

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the years ended December 31, 2020 and 2019.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 77% of active pharmaceutical ingredient purchases during the year ended December 31, 2020, and 73% during the year ended December 31, 2019.

NOTE 19. SUBSEQUENT EVENTS

In March 2021, the Company issued 10,989 shares of its common stock upon the exercise of options to purchase 10,989 shares of common stock, with exercise prices ranging between $1.70 to $3.96 per share, and received net proceeds of $27.

Restricted stock units granted in February 2015 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2021, 22,500 shares the Company’s common stock were issued to Mr. Boll, net of 7,500 shares of common stock withheld for payroll tax withholdings totaling $58.

Restricted stock units granted in February 2015 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and in February 2021, 200,000 shares the Company’s common stock were issued to Mr. Baum.

The Company has performed an evaluation of events occurring subsequent to December 31, 2020 through the filing date of this Annual Report and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto, other than as disclosed in the accompanying notes.

