Form 10-Q
period 2021-06-30
HARROW HEALTH, INC.
filed 2021-08-10
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, there were 26,893,896 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$72,851	$4,301
Investment in Eton Pharmaceuticals	12,209	28,455
Accounts receivable, net	3,710	2,662
Inventories	3,903	3,962
Prepaid expenses and other current assets	801	751
Total current assets	93,474	40,131
Property, plant and equipment, net	4,937	4,453
Operating lease right-of-use assets	4,747	6,799
Intangible assets, net	1,882	1,939
Investment in Surface Ophthalmics	-	1,314
Investment in Melt Pharmaceuticals	1,594	2,506
Goodwill	332	332
TOTAL ASSETS	$106,966	$57,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,207	$3,932
Accrued payroll and related liabilities	2,388	2,315
Deferred revenue and customer deposits	56	66
Current portion of paycheck protection program loan payable	-	1,259
Current portion of loan payable, net of unamortized debt discount	-	2,639
Current portion of operating lease liabilities	485	580
Current portion of finance lease obligations	8	8
Total current liabilities	8,144	10,799
Operating lease liabilities, net of current portion	4,695	6,652
Finance lease obligations	14	17
Accrued expenses, net of current portion	-	800
Paycheck protection program loan payable, net of current portion	-	708
Loan payable, net of current portion and unamortized debt discount	71,265	11,670
TOTAL LIABILITIES	84,118	30,646
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,893,896 and 25,749,875 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	27	26
Additional paid-in capital	102,837	104,557
Accumulated deficit	(79,661)	(77,400)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	23,203	27,183
Noncontrolling interests	(355)	(355)
TOTAL EQUITY	22,848	26,828
TOTAL LIABILITIES AND EQUITY	$106,966	$57,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Sales, net	$17,297	$8,049	$32,245	$19,859
Other revenues	837	11	1,332	18
Total revenues	18,134	8,060	33,577	19,877
Cost of sales	(4,417)	(3,204)	(8,187)	(6,830)
Gross profit	13,717	4,856	25,390	13,047
Operating expenses:
Selling, general and administrative	9,123	6,954	17,287	15,370
Research and development	425	749	1,017	1,152
Impairment of intangible assets	-	363	-	363
Total operating expenses	9,548	8,066	18,304	16,885
Income (loss) from operations	4,169	(3,210)	7,086	(3,838)
Other (expense) income:
Interest expense, net	(1,314)	(505)	(1,827)	(1,065)
Investment loss from Melt Pharmaceuticals, net	(477)	(690)	(947)	(1,236)
Investment loss from Surface Pharmaceuticals, net	(465)	(599)	(1,314)	(938)
Investment (loss) gain from Eton Pharmaceuticals, net	(3,584)	4,725	(6,419)	(6,125)
Loss from early extinguishment of loan	(756)	-	(756)	-
Gain on forgiveness of PPP loan	-	-	1,967	-
Other (expense) income, net	(51)	19	(51)	19
Total other (expense) income, net	(6,647)	2,950	(9,347)	(9,345)
Total net loss including noncontrolling interests	(2,478)	(260)	(2,261)	(13,183)
Net loss attributable to noncontrolling interests	-	23	-	39
Net loss attributable to Harrow Health, Inc.	(2,478)	(237)	(2,261)	(13,144)
Preferred dividends and accretion of preferred stock discount	(472)	-	(472)	-
Net loss attributable to common stockholders	$(2,950)	$(237)	$(2,733)	$(13,144)
Basic and diluted net loss per share of common stock	$(0.11)	$(0.01)	$(0.10)	$(0.51)
Weighted average number of shares of common stock outstanding, basic and diluted	26,736,970	25,893,629	26,379,943	25,867,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021 and 2020

(In thousands, except for share data)

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2020	-	$-	25,618,918	$26	$102,261	$(86,950)	$15,337	$(309)	$15,028

Issuance of common stock in connection with:
Exercise of employee stock options	-	-	253	-	-	-	-	-	-
Stock-based payment for services provided	-	-	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	-	-	545	-	545	-	545
Net loss	-	-	-	-	-	(237)	(237)	(23)	(260)
Balance at June 30, 2020	-	$-	25,649,171	$26	$102,889	$(87,187)	$15,728	$(332)	$15,396

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2021	-	$-	25,983,676	$26	$105,382	$(77,183)	$28,225	$(355)	$27,870

Issuance of common stock in connection with:
Exercise of employee stock options	-	-	5,312	-	21	-	21	-	21
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Vesting of RSUs	-	-	977,500	1	(1)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(383,961)	-	(3,171)	-	(3,171)	-	(3,171)
Issuance of preferred shares, net of discount and issuance costs	440,000	-	-	-	10,655	-	10,655	-	10,655
Redemption of preferred shares	(440,000)	-	-	-	(11,000)	-	(11,000)	-	(11,000)
Payment of preferred dividends	-	-	-	-	(127)	-	(127)	-	(127)
Stock-based compensation expense	-	-	-	-	1,078	-	1,078	-	1,078
Net loss	-	-	-	-	-	(2,478)	(2,478)	-	(2,478)
Balance at June 30, 2021	-	$-	26,893,896	$27	$102,837	$(79,661)	$23,203	$(355)	$22,848

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2019	-	$-	25,526,931	$26	$101,728	$(74,043)	$27,711	$(293)	$27,418

Issuance of common stock in connection with:
Exercise of employee stock options	-	-	253	-	-	-	-	-	-
Vesting of RSUs			91,987	-	-	-	-	-	-
Stock-based payment for services provided	-	-	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	-	-	1,078	-	1,078	-	1,078
Net loss	-	-	-	-	-	(13,144)	(13,144)	(39)	(13,183)
Balance at June 30, 2020	-	$-	25,649,171	$26	$102,889	$(87,187)	$15,728	$(332)	$15,396

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2020	-	$-	25,749,875	$26	$104,557	$(77,400)	$27,183	$(355)	$26,828

Issuance of common stock in connection with:
Exercise of employee stock options	-	-	16,613	-	48	-	48	-	48
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Vesting of RSUs	-	-	1,207,500	1	(1)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(391,461)	-	(3,228)	-	(3,228)	-	(3,228)
Issuance of preferred shares, net of discount and issuance costs	440,000	-	-	-	10,655	-	10,655	-	10,655
Redemption of preferred shares	(440,000)	-	-	-	(11,000)	-	(11,000)	-	(11,000)
Payment of preferred dividends	-	-	-	-	(127)	-	(127)	-	(127)
Stock-based compensation expense	-	-	-	-	1,933	-	1,933	-	1,933
Net loss	-	-	-	-	-	(2,261)	(2,261)	-	(2,261)
Balance at June 30, 2021	-	$-	26,893,896	$27	$102,837	$(79,661)	$23,203	$(355)	$22,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (including noncontrolling interests)	$(2,261)	$(13,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	876	913
Amortization of intangible assets	79	88
Amortization of operating lease right-of-use assets	299	341
Provision for bad debt expense	36	302
Amortization of debt issuance costs and discount	288	243
Gain on forgiveness of PPP loan	(1,967)	-
Investment loss from Eton Pharmaceuticals, net	6,419	6,125
Investment loss from Surface Opthalmics, net	1,314	938
Investment loss from Melt Pharmaceuticals, net	947	1,236
Loss on sale and disposal of assets	-	5
Interest paid-in-kind on loan payable	-	348
Impairment of long-lived assets	-	363
Loss on early extinguishment of loan	706	-
Stock-based payment of consulting services	-	83
Stock-based compensation	1,933	1,078
Changes in assets and liabilities:
Accounts receivable	(1,084)	(311)
Inventories	59	(540)
Prepaid expenses and other current assets	(85)	(25)
Accounts payable and accrued expenses	1,026	(2,253)
Accrued payroll and related liabilities	73	1,052
Deferred revenue and customer deposits	(10)	(4)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,648	(3,201)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale investments	9,827	-
Investment in patent and trademark assets	(22)	(74)
Purchases of property, plant and equipment	(1,360)	(536)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,445	(610)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(3)	(3)
Net proceeds from 8.625% notes payable, net of costs	71,073	-
Principal and exit fee payments on SWK loan	(15,961)	-
Net proceeds from PPP loan	-	1,967
Proceeds from SWK debt, net of costs	-	1,000
Payment of taxes for vesting of RSUs	(3,228)	-
Proceeds from exercise of stock options	48	-
Sale of preferred stock, net of discount and issuance costs	10,655	-
Redemption of preferred stock	(11,000)	-
Payment of preferred stock dividends	(127)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,457	2,964
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	68,550	(847)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,301	4,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$72,851	$4,102
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$72,651	$3,902
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,851	$4,102
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$788	$408
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for lease obligation	$-	$41
Net reduction in right-of-use assets and lease liabilities in connection with lease modifications	$1,753	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021 and 2020

(All dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology-focused pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. In 2020, Harrow created Visionology, Inc. (“Visionology”), which recently launched an online eye health platform business. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which it has a controlling financial interest. The Company consolidates subsidiaries in which it holds and/or controls, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended June 30, 2021 and 2020 include our accounts and those of our wholly owned subsidiaries, as well as our majority owned subsidiaries Mayfield Pharmaceuticals, Inc. and Stowe Pharmaceuticals, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the six months ended June 30, 2021 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks, Uncertainties and Liquidity

The Company is subject to certain regulatory standards, approvals, guidelines and inspections which could impact the Company’s ability to make, dispense, and sell certain products. If the Company was required to cease compounding and selling certain products as a result of regulatory guidelines or inspections, this may have a material impact on the Company’s financial condition, liquidity and results of operations.

Segments

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information of our operating segments. The Company has identified two operating segments as reportable segments. See Note 16 for more information regarding the Company’s reportable segments.

Noncontrolling Interests

The Company recognizes any noncontrolling interest as a separate line item in equity in the condensed consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly-owned subsidiary not attributable to the Company. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. The Company includes the amount of net loss attributable to noncontrolling interests in consolidated net loss on the face of the condensed consolidated statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares (using the treasury stock or “if converted” method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 4,121,398 and 5,414,504 at June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021 and 2020, the common equivalent shares are excluded in the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2021 and 2020 was 235,973 and 251,746, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(2,950)	$(237)	$(2,733)	$(13,144)
Denominator - weighted average number of shares outstanding, basic and diluted	26,736,970	25,893,629	26,379,943	25,867,478
Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.10)	$(0.51)

Investment in Eton Pharmaceuticals, Inc.

During the three and six months ended June 30, 2021, the Company sold 1,518,000 shares of its Eton Pharmaceuticals, Inc. (“Eton”) common stock through an underwritten public offering at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to the Company from the Eton Stock Sale were $10,626, before deducting underwriting discounts and commissions and other offering expenses payable by the Company of $799. During the three and six months ended June 30, 2021, the Company recorded a realized loss of $1,406 related to the sale of 1,518,000 shares of its Eton common stock.

Following the Eton Stock Sale and as of June 30, 2021, the Company owns 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At June 30, 2021, the fair market value of Eton’s common stock was $6.16 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment gain (loss) from its Eton common stock position of $(2,178) and $(5,013) and $4,725 and $(6,125) during the three and six months ended June 30, 2021 and 2020, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of June 30, 2021, the fair market value of the Company’s investment in Eton was $12,209.

As part of the Eton Stock Sale, the Company also agreed, for a period of 180 days, not to conduct any further sales of shares of its common stock of Eton or otherwise dispose of, directly or indirectly, any common stock of Eton (or any securities convertible into, or exercisable or exchangeable for, the common stock of Eton).

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 44% of the equity interests as of June 30, 2021) of Melt and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the three months ended June 30, 2021 and 2020, the Company recorded equity in the net losses of Melt of $477 and $690, and $947 and $1,236 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company’s investment in Melt was $1,594 and $2,506, respectively, which includes $885 and $851, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement between the Company and Melt (the “Melt MSA”).

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 20% of the equity interests following the close of a round of financing completed by Surface at various dates from May 2021 to July 2021) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net losses of Surface of $465 and $599 during the three months and $1,314 and $938 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company’s investment in Surface was $0 and $1,314, respectively.

See Notes 5 for more information and related party disclosure regarding Surface.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and capital lease equipment are amortized over the estimated useful life or remaining lease term, whichever is shorter.  Software costs during the application development stage used to meet the Company’s internal needs are generally capitalized. Computer software and hardware and furniture and equipment are depreciated over three to five years.

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

Intellectual Property License Revenues

As of June 30, 2021, we are party to four intellectual property licenses and asset purchase agreements in which we have agreed to grant a license and which provide a customer with the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time at which the performance obligation is met.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2021 and 2020, consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product sales, net	$17,297	$8,049	$32,245	$19,859
Commission revenues	827	-	1,312	-
License revenues	10	11	20	18
Total revenues	$18,134	$8,060	$33,577	$19,877

Deferred revenue and customer deposits at June 30, 2021 and December 31, 2020, were $56 and $66, respectively. All deferred revenue and customer deposit amounts at December 31, 2020 were recognized as revenue during the six months ended June 30, 2021.

NOTE 4. INVESTMENT IN MELT PHARMACEUTICALS, INC. RELATED PARTY TRANSACTIONS

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

As of June 30, 2021 and December 31, 2020, the Company was due $885 and $851, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three and six months ended June 30, 2021.

The Company’s Chief Executive Officer, Mark L. Baum is a member of the Melt board of directors, and several employees of the Company (including Mr. Baum and the Company’s Chief Financial Officer, Andrew R. Boll) entered into consulting agreements and provide consulting services to Melt.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Six Months Ended
	June 30,
	2021	2020
Revenues, net	$-	$-
Loss from operations	2,177	2,574
Net loss	$(2,177)	$(2,574)

The unaudited condensed balance sheet information of Melt is summarized below:

	At June 30,	At December 31,
	2021	2020
Current assets	$927	$2,947
Non current assets	98	11
Total assets	1,025	2,958

Total liabilities	1,784	1,778
Total stockholders’ (deficit) equity	(759)	1,180
Total liabilities and stockholders’ equity	$1,025	$2,958

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

As of June 30, 2021, the Company owned 3,500,000 shares of Surface common stock. A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. Surface is required to make royalty payments to Dr. Lindstrom of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a minority owner of Flying L Partners, an affiliate of the funding investor who purchased the Surface Series A Preferred Stock. Several employees and a director of the Company (including Mr. Baum and Dr. Lindstrom) entered into consulting agreements and provide consulting services to Surface.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Six Months Ended
	June 30,
	2021	2020
Revenues, net	$-	$-
Loss from operations	4,712	3,127
Net loss	$(4,712)	$(3,127)

The unaudited condensed balance sheet information of Surface is summarized below:

	At June 30,	At December 31,
	2021	2020
Current assets	$25,786	$9,074
Non current assets	43	45
Total assets	25,829	9,119

Total liabilities	1,771	1,666
Total stockholders’ equity	24,058	7,453
Total liabilities and stockholders’ equity	$25,829	$9,119

NOTE 6. RESTRICTED CASH

The restricted cash at June 30, 2021 and December 31, 2020 consisted of funds held in a money market account. At June 30, 2021 and December 31, 2020, the restricted cash was recorded at amortized cost, which approximates fair value.

At June 30, 2021 and December 31, 2020, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Raw materials	$1,990	$2,501
Work in progress	17	17
Finished goods	1,896	1,444
Total inventories	$3,903	$3,962

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2021 and December 31, 2020, consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid insurance	$120	$160
Other prepaid expenses	607	401
Deposits and other current assets	74	190
Total prepaid expenses and other current assets	$801	$751

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2021 and December 31, 2020, consisted of the following:

	June 30, 2021	December 31, 2020
Property, plant and equipment, net:
Computer software and hardware	$1,427	$1,370
Internal use software costs in development	803	337
Furniture and equipment	441	418
Lab and pharmacy equipment	4,225	3,426
Leasehold improvements	5,735	5,720
	12,631	11,271
Accumulated depreciation and amortization	(7,694)	(6,818)
	$4,937	$4,453

For the three and six months ended June 30, 2021, depreciation and amortization related to the property, plant and equipment was $412 and $876, respectively. For the three and six months ended June 30, 2020, depreciation and amortization related to the property, plant and equipment was $465 and $913, respectively.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2021 consisted of the following:

	Amortization periods (in years)	Cost	Accumulated amortization	Impairment	Net carrying value
Patents	17-19	$540	$(60)	$-	$480
Licenses	20	50	(6)	-	44
Trademarks	Indefinite	358	-	-	358
Customer relationships	3-15	1,519	(520)	-	999
Trade name	5	5	(5)	-	-
Non-competition clause	3-4	50	(50)	-	-
State pharmacy licenses	25	8	(7)	-	1
		$2,530	$(648)	$-	$1,882

Amortization expense for intangible assets for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Patents	$6	$8	$12	$19
Licenses	-	-	1	1
Customer relationships	33	35	66	68
	$39	$43	$79	$88

Estimated future amortization expense for the Company’s intangible assets at June 30, 2021 is as follows:

Remainder of 2021	$110
2022	188
2023	188
2024	161
2025	148
Thereafter	729
$1,524

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accounts payable	$3,882	$3,645
Other accrued expenses	49	49
Accrued interest	1,276	238
Accrued exit fee for loan payable	-	800
Total accounts payable and accrued expenses	5,207	4,732
Less: Current portion	(5,207)	(3,932)
Non-current total accrued expenses	$-	$800

NOTE 12. DEBT

8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000 aggregate principal amount of 8.625% senior notes due in April 2026 and in May 2021 issued an additional $5,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per April Note and the offering resulted in net proceeds to the Company of approximately $51,909 after deducting underwriting discounts and commissions and expenses of $3,091. In June 2021, in a further issuance of the April Notes, the Company sold an additional $20,000 aggregate principal amount of such notes (the “June Notes,” and together with the April Notes, the “Notes”), at a price of $25.75 per June Note, with interest of $278 on the June Notes being accrued from April 20, 2021 as of the date of issuance. The June offering resulted in net proceeds to the Company of approximately $19,164 after deducting underwriting discounts and commissions and expenses of $1,158 and a premium on note issuance of $322. The June Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at a rate of 8.625% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the Notes using the effective interest rate method.

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

Interest expense related to the Notes totaled $1,466 for the three and six months ended June 30, 2021, and included amortization of debt issuance costs and discount of $192 for the three and six months ended June 30, 2021.

SWK Senior Note – Paid in April 2021

In July 2017, the Company and several of its wholly owned subsidiaries entered into a term loan and security agreement in the principal amount of $16,000 (the “SWK Loan Agreement” or “SWK Loan”) with SWK Funding LLC and its partners (collectively, “SWK”), as lender and collateral agent. The SWK Loan Agreement was fully funded at closing with a five-year term; however, such term could be reduced to four years if certain revenue requirements were not achieved. The SWK Loan was secured by substantially all of the Company’s assets, including its intellectual property rights. The SWK Loan was subsequently amended in May 2019 and again in April 2020. The SWK Loan bore an interest rate equal to the three-month London Inter-Bank Offered Rate (subject to a minimum of 2.00%), plus an applicable margin of 10.00% (the “Margin Rate”); provided that, if, two days prior to a payment date, the Company provided SWK evidence that the Company has achieved a leverage ratio as of such date of less than 4.00:1:00, the Margin Rate shall equal 9.00%; and if the Company had achieved a leverage ratio as of such date of less than 3.00:1:00, the Margin Rate shall equal 7.00%. The leverage ratio means, as of any date of determination, the ratio of: (a) indebtedness as of such date to (b) EBITDA (as defined in the SWK Loan), of the Company for the immediately preceding 12 month period, adding-back (i) actual litigation expenses for the immediately preceding 12 month period, minus (ii) actual litigation expenses for the immediately preceding 3 month period multiplied by 4.

A summary of the material changes contained in the amendment entered into with SWK in April 2020 was as follows:

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

Interest expense related to the SWK Loan Agreement, as amended, amounted to $138 and $647 for the three and six months ended June 30, 2021, respectively, and $505 and $1,065 for the three and six months ended June 30, 2020, respectively, and included amortization of debt issuance costs and discount of $0 and $96 for the three and six months ended June 30, 2021, respectively, and $83 and $243 for the three and six months ended June 30, 2020, respectively.

In April 2021, the Company paid $15,540 related to all outstanding obligations to SWK under the SWK Loan, including outstanding principal, accrued interest, accrued exit fee and related expenses and recorded a loss from early extinguishment of $756 related to the SWK Loan during the three and six months ended June 30, 2021.

Paycheck Protection Program Loan – Forgiven in March 2021

In April 2020, the Company entered into an unsecured promissory note and related Business Loan Agreement with Renasant Bank, as lender, for a loan (the “PPP Loan”) in the principal amount of $1,967 and received cash proceeds of the same amount, pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP is administered by the U.S. Small Business Administration (the “SBA”). On March 30, 2021, the Company received a notice of forgiveness of the full balance of the PPP Loan, including all accrued interest, in accordance with the terms and conditions of the CARES Act. Related to the forgiveness, the Company recorded a gain on the forgiveness of the PPP Loan for the loan balance of $1,967 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2021.

At June 30, 2021, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2021	$3,308
2022	6,562
2023	6,562
2024	6,580
2025	6,562
2026	77,158
Total minimum payments	106,732
Less: amount representing interest payments	(31,732)
Notes payable, gross	75,000
Less: unamortized discount, net of premium	(3,735)
Notes payable, net of unamortized discount	$71,265

NOTE 13. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to four years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 10,200 square feet of office space in San Diego, California that expires in December 2021;

●	An operating lease for 26,400 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment that was made effective July 2020 that extended the term of the original lease and added 1,400 of additional square footage to the lease and another amendment entered into in May 2021 that extended the term of the lease to July 2027; and

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.

In May 2021, the Company amended its New Jersey lease to include the addition of 8,926 square feet of space (the “May Lease Amendment”), which will expire in July 2027. The Company expects to take possession of this additional space in September 2021, which will trigger the commencement of the May Lease Amendment. Since the commencement date of the May Lease Amendment is expected to occur after June 30, 2021, right-of-use assets and operating lease liabilities associated with the May Lease Amendment are not included in the Company’s condensed consolidated balance sheets as of June 30, 2021.

At June 30, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.32% and 14.08 years, respectively.

During the three and six months ended June 30, 2021, cash paid for amounts included for the operating lease liabilities was $251 and $502, respectively, and the Company recorded operating lease expense of $241 and $502 included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of June 30, 2021 were as follows:

Operating Leases
Remainder of 2021	$502
2022	585
2023	600
2024	617
2025	433
Thereafter	5,146
Total minimum lease payments	7,883
Less: amount representing interest payments	(2,703)
Total operating lease liabilities	5,180
Less: current portion, operating lease liabilities	(485)
Operating lease liabilities, net of current portion	$4,695

The Company also has a finance lease that is included in its lease accounting but is not considered significant.

Future lease payments under the non-cancelable finance lease as of June 30, 2021 were as follows:

Finance Leases
Remainder of 2021	$5
2022	9
2023	9
2024	1
Total minimum lease payments	24
Less: amount representing interest payments	(2)
Present value of future minimum lease payments	22
Less: current portion, finance lease obligation	(8)
Finance lease obligation, net of current portion	$14

At June 30, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the finance lease held by the Company were 6.36% and 2.58 years, respectively.

For the three and six months ended June 30, 2021, depreciation expense related to the equipment held under the finance lease obligation was $2 and $4, respectively.

For the three and six months ended June 30, 2021, cash paid and expense recognized for interest expense related to the finance lease obligation was $0 and $1, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At June 30, 2021 and 2020, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Series B Cumulative Preferred Stock – Redeemed

In May 2021, the Company sold 440,000 shares of the Company’s Series B Cumulative Preferred Stock, par value $0.001 per share and liquidation preference of $25.00 per share (the “Series B Preferred Stock”), for a net purchase price of approximately $10,655. The Series B Preferred Stock was not convertible into our common stock, had no voting rights, except as required by Delaware law, and was redeemable by the Company at any time. Holders of Series B Preferred Stock were entitled to cumulative cash dividends at the rate of 9.50% of the $25.00 liquidation preference per year; provided, however, that for each thirty (30) day period following May 5, 2021, the dividend rate increased at various rates, except as otherwise limited by applicable law. Dividends were payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about July 15, 2021.

In June 2021, the Company redeemed all of the outstanding shares of the Company’s Series B Preferred Stock, par value $0.001 per share. The redemption price for the 440,000 shares of Series B Preferred Stock outstanding was equal to $25.00 per share, plus accrued and unpaid dividends, which in aggregate totaled $11,127. During the three and six months ended June 30, 2021, the Company recorded preferred stock cash dividends and deemed dividends equal to $472.

Common Stock

During the six months ended June 30, 2021, the Company issued 311,369 shares of its common stock upon the cashless exercise of warrants to purchase 406,539 shares of common stock with exercise prices between $1.79 and $3.75 per share.

During the six months ended June 30, 2021, the Company issued 16,613 shares of its common stock upon the exercise of options to purchase 16,613 shares of common stock with exercise prices between $1.70 and $4.29 per share and received net proceeds of $48.

During the six months ended June 30, 2021, the Company issued 715,871 shares of its common stock to Mark L. Baum, its CEO, related to the vesting of 1,050,000 performance-based restricted stock units. The Company withheld issuance of 334,129 shares of common stock valued at $2,760 for payroll tax purposes.

During the six months ended June 30, 2021, the Company issued 100,168 shares of common stock to Andrew R. Boll, its CFO, related to the vesting of 157,500 performance-based restricted stock units. The Company withheld issuance of 57,332 shares of common stock to Mr. Boll for payroll tax purposes valued at $468.

During the six months ended June 30, 2021, 35,510 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2021, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 3,967,251 shares available for future issuances under the 2017 Plan at June 30, 2021.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2021	3,030,033	$5.43
Options granted	67,000	$8.07
Options exercised	(16,613)	$2.99
Options cancelled/forfeited	(29,945)	$5.32
Options outstanding - June 30, 2021	3,050,475	$5.50	5.28	$11,555
Options exercisable	2,333,132	$5.01	4.85	$9,985
Options vested and expected to vest	2,978,866	$5.46	5.25	$11,399

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on June 30, 2021, based on the closing price of the Company’s common stock of $9.29 on that date.

During the six months ended June 30, 2021, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the six months ended June 30, 2021 included the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2021
Weighted-average fair value of options granted	$4.96
Expected terms (in years)	6.11
Expected volatility	69%
Risk-free interest rate	0.39-0.45%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $2.60	760,318	5.13	$2.06	755,208	$2.06
$2.76 - $4.66	506,566	5.22	$3.98	449,872	$3.98
$5.49 - $6.36	470,350	6.59	$6.12	348,128	$6.14
$6.64 - $8.99	1,313,241	4.93	$7.86	779,924	$7.96
$1.47 - $8.99	3,050,475	5.28	$5.50	2,333,132	$5.01

As of June 30, 2021, there was approximately $2,012 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 5.17 years. The stock-based compensation for all stock options was $569 and $1,021 during the three and six months ended June 30, 2021, respectively.

The intrinsic value of options exercised during the three and six months ended June 30, 2021 was $14 and $77, respectively.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

During the six months ended June 30, 2021, 300,000 RSUs with a fair market value of $2,670 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the six months ended June 30, 2021, the Company’s board of directors were granted 38,576 RSUs with a fair market value of $400 which vest in equal quarterly installments over one year.

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2021	1,601,509	$3.14
RSUs granted	338,576	$9.07
RSUs vested	(1,243,009)	$2.24
RSUs cancelled/forfeited	-	-
RSUs unvested at June 30, 2021	697,076	$7.61

As of June 30, 2021, the total unrecognized compensation expense related to unvested RSUs was approximately $3,606, which is expected to be recognized over a weighted-average period of 1.74 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2021 was $481 and $827, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the six months ended June 30, 2021 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price
Warrants outstanding - January 1, 2021	780,386	$2.12
Granted	-
Exercised	(406,539)	2.16
Expired	-
Warrants outstanding and exercisable - June 30, 2021	373,847	$2.08
Weighted average remaining contractual life of the outstanding warrants in years - June 30, 2021	3.05

Warrants outstanding and exercisable as of June 30, 2021 are as follows:

Warrant Series	Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
Lender warrants	7/19/2017	373,847	$2.08	7/19/2024

Subsidiary Stock-Based Transactions

The Company recognized $28 and $85 in stock-based compensation expense related to subsidiary stock options during the three and six months ended June 30, 2021, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Employees - selling, general and administrative	923	436	1,678	872
Employees - R&D	55	-	55	-
Directors - selling, general and administrative	100	96	200	193
Consultants - selling, general and administrative	-	96	-	96
Total	$1,078	$628	$1,933	$1,161

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court of Delaware asserting various claims, including breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added claims related to its purported termination of the APA. In October 2019, NDS voluntarily dismissed all but two claims, leaving only claims related to the scope and performance of the post-termination obligations to be litigated. Trial is currently set to begin in November 2021. NDS is seeking damages, interest, attorneys’ fees and other costs. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. Nonetheless, the Company cannot predict the eventual outcome of this litigation and it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior against Kim Kelly, ND, MPH asserting claims related to the death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint seeks indemnity and contribution from the Company and Spectrum. The Company answered the claims filed by Dr. Kelly in October 2018. The case is currently in the discovery phase. Trial is currently set to begin October 2021. Erick is seeking unspecified damages, interest, attorneys’ fees and other costs. The Company believes the claims are meritless and has previously and will continue to dispute all claims asserted against it and intends to vigorously defend against these allegations. The Company’s insurance carrier has reserved its rights to seek contribution from the Company if the plaintiffs prevail on certain claims which the carrier alleges are uncovered. The Company believes the policy covers all claims. Nonetheless, the Company cannot predict the eventual outcome of this litigation, it could result in substantial costs, losses and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $35 and $70 were made during the three and six months ended June 30, 2021, respectively. Payments totaling $0 and $55 were made during the three and six months ended June 30, 2020, respectively. Royalty expense of $44 and $79 was incurred during the three and six months ended June 30, 2021, respectively, and $44 is included in accounts payable to Dr. Lindstrom as of June 30, 2021. Royalty expense of $27 and $56 was incurred during the three and six months ended June 30, 2020, respectively.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $7 and $14 in cash during the three and six months ended June 30, 2021, respectively. Dr. Lindstrom was paid $0 and $7 in cash during the three and six months ended June 30, 2020, respectively. The Company incurred royalty expense of $7 and $14 and $4 and $42 related to the Lindstrom APA during the three and six months ended June 30, 2021, and 2020, respectively.

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

Subject to early termination, the Dexycu Agreement expires on August 1, 2025, subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXYCU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the three and six months ended June 30, 2021, the Company recorded $827 and $1,312, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $1,032 and $1,836 and $318 and $921 were incurred under these agreements during the three and six months ended June 30, 2021, and 2020, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. Royalty expenses of $261 and $493 and $117 and $261 were incurred under these agreements for the three and six months ended June 30, 2021 and 2020, respectively, and $272 and $431 are included in accounts payable at June 30, 2021 and 2020, respectively.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and six months ended June 30, 2021:

	For the Three Months Ended
	June 30, 2021
	ImprimisRx	Pharmaceutical Drug Development	Total
Net revenues	$18,134	$-	$18,134
Cost of sales	(4,417)	-	(4,417)
Gross profit	13,717	-	13,717

Operating expenses:
Selling, general and administrative	6,422	-	6,422
Research and development	112	104	216
Segment contribution	$7,183	$(104)	7,079
Corporate			2,662
Research and development			209
Amortization			39
Operating income			$4,169

	For the Six Months Ended
	June 30, 2021
	ImprimisRx	Pharmaceutical Drug Development	Total
Net revenues	$33,577	$-	$33,577
Cost of sales	(8,187)	-	(8,187)
Gross profit	25,390	-	25,390

Operating expenses:
Selling, general and administrative	12,193	-	12,193
Research and development	322	117	439
Segment contribution	$12,875	$(117)	12,758
Corporate			5,015
Research and development			578
Amortization			79
Operating income			$7,086

	For the Three Months Ended June 30, 2020
	ImprimisRx	Pharmaceutical Drug Development	Total
Net revenues	$8,060	$-	$8,060
Cost of sales	(3,204)	-	(3,204)
Gross profit	4,856	-	4,856

Operating expenses:
Selling, general and administrative	4,598	43	4,641
Research and development	497	46	543
Segment contribution	$(239)	$(89)	(328)
Corporate			2,270
Research and development			206
Amortization			43
Asset sales and impairments, net			363
Operating loss			$(3,210)

	For the Six Months Ended June 30, 2020
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$19,877	$-	$19,877
Cost of sales	(6,830)	-	(6,830)
Gross profit	13,047	-	13,047

Operating expenses:
Selling, general and administrative	11,238	87	11,325
Research and development	540	57	597
Segment contribution	$1,269	$(144)	1,125
Corporate			3,957
Research and development			555
Amortization			88
Asset sales and impairments, net			363
Operating loss			$(3,838)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at June 30, 2021 and December 31, 2020 were located in the U.S.

Concentrations

The Company has two products that each comprised more than 10% of total revenues during the quarter. These products collectively accounted for 36% of revenues during each of the three and six months ended June 30, 2021.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the three and six months ended June 30, 2021 and 2020.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 85% and 79% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2021, respectively, and 60% and 70% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2020, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2021 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“AMP-100”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000 in one-time milestone payments including a $5,000 payment due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S.

Subject to certain limitations, the term of the Sintetica Agreement is ten years, and allows for a ten-year extension if certain sales thresholds are met.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Park Compounding, Inc., ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Radley Pharmaceuticals, Inc., Mayfield Pharmaceuticals, Inc., and Stowe Pharmaceuticals, Inc. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Overview

Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. In 2020, Harrow created Visionology, Inc. (“Visionology”) and recently launched an online eye health platform business in certain regions. We also own royalty rights in various drug candidates being developed by Surface and Melt.

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

AMP-100

Sintetica has granted the Company the exclusive license and marketing rights to AMP-100 in the U.S. and Canada. AMP-100 is a patented, ophthalmic topical anesthetic drug candidate. If FDA-approved, the active ingredient used in AMP-100 will be the first approved use of this active ingredient in the U.S. ophthalmic market.

The safety and efficacy of AMP-100 was demonstrated in various clinical trials including a Phase 2/3 randomized, double-masked, vehicle-controlled, efficacy, safety and tolerability study in healthy volunteers and a non-inferiority Phase 3 study of 342 patients undergoing cataract surgeries comparing AMP-100 to an active comparator. Ultimately, these studies demonstrated:

●	AMP-100 is safe, and the most common adverse event was mydrasis (dilation of pupil) in about 20% of patients which is an effect most ophthalmologists may consider beneficial;

●	AMP-100 has rapid onset, and no inferiority to the active comparator (Phase 3);

●	Anesthesia success of patients receiving AMP-100 was 95% vs. 20% with placebo (Phase 2/3 study);

●	Single administration of AMP-100 provides roughly 20 minutes of sensory loss; and

●	AMP-100 has predictable offset (end of anesthesia) within a narrow bell curve (i.e. no wide variance).

We expect a new drug application (“NDA”) for AMP-100 to be submitted by Sintetica to the FDA in the fourth quarter of 2021 and, if approved, we plan to commercially launch AMP-100 in the fourth quarter of 2022.

If approved, we expect our initial commercial focus of AMP-100 to be on ophthalmic procedures that traditionally require the eye to be anesthetized. According to a 2019 MarketScope report, there are over four million cataract surgeries performed in the U.S. annually. In addition to cataract procedures, according to Ophthalmologica, there were about 5.9 million intravitreal injections performed in the U.S. in 2018. Most of these intravitreal injections, which are typically treatments for variety of conditions, including, age-related macular degeneration, diabetic macular edema, and uveitis, often require the ocular surface to be anesthetized during the procedure.

AMP-100 is protected by one issued patent and another patent-pending. The issued patent includes composition of matter and method of use claims and could provide protection for AMP-100 into 2037.

In addition to AMP-100, we expect to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market.

Visionology

Visionology, a direct-to-consumer online eye health platform, leverages our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States. We recently launched a proof-of-concept model for Visionology within a certain region of the U.S., and if successful, will expand the launch on a nationwide basis later in 2021.

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

Pharmaceutical Development Carve-Out Businesses

We have ownership interests in Eton Pharmaceuticals, Inc. (“Eton”), Surface and Melt and hold royalty interests in some of the drug candidates of Surface and Melt. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2) which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

In 2018 and 2019, we formed and created subsidiaries named Radley Pharmaceuticals, Inc. (“Radley”), Mayfield Pharmaceuticals, Inc. (“Mayfield”), and Stowe Pharmaceuticals, Inc. (“Stowe”). In 2020, we halted nearly all operating activities related to these subsidiaries to invest resources in other areas and may not restart any or all activities related to these businesses. In addition, we terminated license and acquisition agreements for Mayfield’s MAY-66 and MAY-44 drug candidates, and Stowe’s STE-006 drug candidate.

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

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock which was approximately 20% of the equity and voting interests following the final close of the Surface Series B Offering. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

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

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 44% of the equity and voting interests issued and outstanding of as of June 30, 2021. We expect Melt to complete another round of financing within the next six months. Pursuant to the terms of the Melt Asset Purchase Agreement, Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-100, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-100. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage pharmaceutical company focused on developing and commercializing innovative drug products. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, Eton closed an offering of its Series A Preferred Stock and we lost our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. At that time, we gave up our controlling interest and deconsolidated Eton from our consolidated financial statements. As of the date of this Quarterly Report and following our April 2021 sale, we own 1,982,000 shares of Eton common stock. We owned less than 10% of the equity and voting interests issued and outstanding of Eton as of June 30, 2021.

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

However, given the unprecedented and dynamic nature of the COVID-19 pandemic virus, including any mutations/variants, we may not be able to reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future, especially if there are new restrictions in elective procedures in the future which would have an adverse impact, which may be material, on our future revenues, profitability and cash flows.

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

Eton Stock Sale

In April 2021, we closed an underwritten public offering of 1,518,000 shares of our Eton common stock at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to us from the Eton Stock Sale were $10,626,000 before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Following such sale, we own 1,982,000 shares of Eton common stock, which represented less than 10% of the equity interests issued and outstanding of Eton as of June 30, 2021.

As part of the Eton Stock Sale, we also agreed, for a period of 180 days, not to conduct any further sales of shares of its common stock of Eton or otherwise dispose of, directly or indirectly, any common stock of Eton (or any securities convertible into, or exercisable or exchangeable for, the common stock of Eton).

8.625% Senior Notes Due 2026

During April, May and June 2021, we closed offerings totaling $75,000,000 aggregate principal amount of 8.625% senior notes due 2026 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at the rate of 8.625% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Notes will mature on April 30, 2026.

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

Series B Cumulative Preferred Stock

On May 5, 2021, we sold 440,000 shares of Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) for net proceeds of $10,670,000. On June 17, 2021, the Company redeemed all of the outstanding shares of the Series B Preferred Stock. The redemption price for the 440,000 shares of the Series B Preferred Stock outstanding was equal to $25.00 per share, plus accrued and unpaid dividends, which in aggregate totaled $11,127,000.

Sintetica Agreement

In July 2021, we entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“AMP-100”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000 in one-time milestone payments including a $5,000 payment due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S.

Subject to certain limitations, the term of the Sintetica Agreement is ten years, and allows for a ten-year extension if certain sales thresholds are met.

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,		$
	2021	2020	Variance	2021	2020	Variance
Product sales, net	$17,297	$8,049	$9,248	$32,245	$19,859	$12,386
Commission revenues	827	-	827	1,312	-	1,312
License revenues	10	11	(1)	20	18	2
Total revenues	$18,134	$8,060	$10,074	$33,577	$19,877	$13,700

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

The following presents our cost of sales for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2021	2020	Variance	2021	2020	Variance
Cost of sales	$4,417	$3,204	$1,213	$8,187	$6,830	$1,357

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold.

Gross Profit and Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2021	2020	Variance	2021	2020	Variance
Gross profit	$13,717	$4,856	$8,861	$25,390	$13,047	$12,343
Gross margin	75.6%	60.2%	15.4%	75.6%	65.6%	10.0%

The increase in gross margin between periods is largely attributable to increased unit volumes sold, efficiencies in our production process, including increased batch sizes, and improved utilization of capacities as a result of increased output.

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

The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2021	2020	Variance	2021	2020	Variance
Selling, general and administrative	$9,123	$6,954	$2,169	$17,287	$15,370	$1,917

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in commissions and other expenses related to increased sales, and as well as an increase in our sales and marketing expenses related to in-person conferences and new employee costs to support sales growth.

Research and Development Expenses

Our research and development expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2021	2020	Variance	2021	2020	Variance
Research and development	$425	$749	$(324)	$1,017	$1,152	$(135)

Research and development expenses between periods was primarily attributable to formulation development studies for new ophthalmic formulations and clinical programs related to our drug development segment during the three and six months ended June 30, 2021.

Interest Expense, net

Interest expense, net was $1,314,000 and $1,827,000 for the three and six months ended June 30, 2021, respectively, compared to $505,000 and $1,065,000 for the same periods last year, respectively. The increase during the period ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase in the outstanding principal amount of our debt obligations.

Investment Loss from Melt

During the three and six months ended June 30, 2021, we recorded a net loss of $477,000 and $947,000, respectively, related to our share of losses in Melt. During the three and six months ended June 30, 2020, we recorded a loss of $690,000 and $1,236,000, respectively, for our share of losses based on our ownership of Melt.

Investment Loss from Surface

During the three and six months ended June 30, 2021, we recorded a loss of $465,000 and $1,314,000, respectively, for our share of losses based on our ownership of Surface. During the three and six months ended June 30, 2020, we recorded a loss of $599,000 and $938,000, respectively, for our share of losses based on our ownership of Surface.

Investment Loss from Eton

We recorded a loss of $3,584 ,000 and $6,419,000 related to the change in fair market value of Eton’s common stock and the sale of a portion of our Eton stock during the three and six months ended June 30, 2021, respectively. We recorded a gain of $4,725,000 and loss of $6,125 related to the change in fair market value of Eton’s common stock during the three and six months ended June 30, 2020, respectively.

Loss From Early Extinguishment of Loan

During the three and six months ended June 30, 2021, we recorded a loss from the early extinguishment of loan of $756,000 related to the early payoff of the SWK Loan.

Gain on Forgiveness of PPP Loan

During the six months ended June 30, 2021, we recorded gain on forgiveness of PPP loan of $1,967,000 related to the forgiveness of our PPP Loan.

Net loss

The following table presents our net loss and per share net loss for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(2,950,000)	$(237,000)	$(2,733,000)	$(13,144,000)
Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.10)	$(0.51)

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

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at June 30, 2021 was $72,851,000, compared to $4,301,000 at December 31, 2020.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $72,651,000 and restricted cash of $200,000, totaling approximately $72,851,000 at June 30, 2021, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of pharmacies, revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing drug candidates, compounded formulations and technologies, integrating and developing our operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional pharmacy, outsourcing facilities, drug company and manufacturers, drug products, drug candidates, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$8,648,000	$(3,201,000)
Investing activities	8,445,000	(610,000)
Financing activities	51,457,000	2,964,000
Net change in cash and cash equivalents	68,550,000	(847,000)
Cash, cash equivalents and restricted cash at beginning of the period	4,301,000	4,949,000
Cash, cash equivalents and restricted cash at end of the period	$72,851,000	$4,102,000

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2021 was $8,648,000 compared to net cash used in operating activities of $3,201,000 during the same period in the prior year. The increase in net cash provided by operating activities during the periods was mainly attributed to the increase in revenues.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2021 was $8,445,000 compared to net cash used in investing activities of $610,000, respectively. Cash provided by investing activities in 2021 was primarily associated with the sale of a portion of our investment in Eton. Cash used in investing activities in 2020 was primarily associated with equipment and software purchases and upgrades along with investments in our intellectual property portfolio.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $51,457,000 and $2,964,000, respectively. Cash provided by financing activities during the six months ended June 30, 2021 was primarily related to proceeds received from the sale of Notes, net of the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC and its partners.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx business, and recently, proceeds from the sale of the Notes and sale of Eton Stock. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

The changing trends and overall economic outlook in light of the COVID-19 pandemic, including the historic interim stay-at-home orders and bans on elective surgeries, created uncertainty surrounding our operating outlook and may impact our future operating results if there is a rise in COVID-19 related cases in the U.S. In addition, we may acquire new products, product candidates and/or businesses, as a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2021, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Quarterly Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. You should consider all of the factors described in this section when evaluating our business as well as the risk factors and the other information in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to the Senior Notes

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

In April, May and June 2021, we issued $75,000,000 aggregate principal amount of 8.625% senior notes due 2026 (the “Notes”). We may incur additional indebtedness in the future. Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instruments contain or, from time to time, may contain various restrictive covenants, including, among others, our obligation to deliver certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

We have raised over $85,000,000 in funds through equity and debt financings in April, May and June 2021. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the holders of the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the Notes;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not include any protection against certain events, such as a change of control, leveraged recapitalization, “going private” transaction (which may result in a significant increase of our indebtedness), restructuring or similar transactions. Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an event of default under the Notes.

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

An active trading market for the Notes may not develop, which could adversely affect the market price of the Notes or limit a holder’s ability to sell them.

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

We have obtained a rating for the Notes. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Notes may not reflect all risks related to us and our business, or the structure or market value of the Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with ratings lower than market expectations or that are subsequently lowered or withdrawn, the market for or the market value of the Notes could be adversely affected.

We could enter into various transactions that could increase the amount of our outstanding debt, or adversely affect our capital structure or credit rating.

Subject to certain limited exceptions, the terms of the Notes do not prevent us from entering into a variety of acquisition, divestiture, refinancing, recapitalization or other highly leveraged transactions. As a result, we could enter into any such transaction even though the transaction could increase the total amount of our outstanding indebtedness, adversely affect our capital structure or credit rating or otherwise adversely affect the holders of the Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Designation designating the Series B Cumulative Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 5, 2021).

4.1	Indenture, dated as of April 20, 2021, by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on April 20, 2021).

4.2	First Supplemental Indenture, dated as of April 20, 2021, by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on April 20, 2021).

4.3	Form of 8.625% Senior Note due 2026 (included in Exhibit 4.2).

10.1	Securities Purchase Agreement, dated as of May 5, 2021, by and between the Company and B. Riley Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 5, 2021).

10.2*#	License and Supply Agreement, dated as of July 25, 2021, by and between the Company and Sintetica, S.A.

10.3	First Amendment to the Harrow Health, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 23, 2021).

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: August 10, 2021	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

