Form 10-Q
period 2021-09-30
HARROW HEALTH, INC.
filed 2021-11-09
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, there were 26,902,763 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200	$57,856	$4,301
Investment in Eton Pharmaceuticals	9,989	28,455
Note receivable - Melt Pharmaceuticals	13,636	-
Accounts receivable, net	4,158	2,662
Inventories	3,925	3,962
Prepaid expenses and other current assets	1,562	1,602
Total current assets	91,126	40,982
Property, plant and equipment, net	4,827	4,453
Operating lease right-of-use assets	4,624	6,799
Intangible assets, net	1,892	1,939
Investment in Surface Ophthalmics	-	1,314
Investment in Melt Pharmaceuticals	-	1,655
Goodwill	332	332
TOTAL ASSETS	$102,801	$57,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,335	$3,932
Accrued payroll and related liabilities	2,743	2,315
Deferred revenue and customer deposits	3	66
Current portion of paycheck protection program loan payable	-	1,259
Current portion of loan payable, net of unamortized debt discount	-	2,639
Current portion of operating lease liabilities	388	580
Current portion of finance lease obligations	8	8
Total current liabilities	10,477	10,799
Operating lease liabilities, net of current portion	4,621	6,652
Finance lease obligations	12	17
Accrued expenses, net of current portion	-	800
Paycheck protection program loan payable, net of current portion	-	708
Loan payable, net of current portion and unamortized debt discount	71,457	11,670
TOTAL LIABILITIES	86,567	30,646
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,902,763 and 25,749,875 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	27	26
Additional paid-in capital	104,551	104,557
Accumulated deficit	(87,989)	(77,400)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	16,589	27,183
Noncontrolling interests	(355)	(355)
TOTAL EQUITY	16,234	26,828
TOTAL LIABILITIES AND EQUITY	$102,801	$57,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Sales, net	$17,811	$14,385	$50,056	$34,244
Other revenues	900	14	2,232	32
Total revenues	18,711	14,399	52,288	34,276
Cost of sales	(4,947)	(3,696)	(13,134)	(10,526)
Gross profit	13,764	10,703	39,154	23,750
Operating expenses:
Selling, general and administrative	11,356	8,436	28,643	23,806
Research and development	6,125	670	7,142	1,822
Impairment of intangible assets	-	-	-	363
Total operating expenses	17,481	9,106	35,785	25,991
(Loss) income from operations	(3,717)	1,597	3,369	(2,241)
Other (expense) income:
Interest expense, net	(1,685)	(498)	(3,512)	(1,563)
Equity in losses of unconsolidated entities	(706)	(1,056)	(2,967)	(3,230)
Investment (loss) gain from Eton Pharmaceuticals, net	(2,220)	8,575	(8,639)	2,450
Loss from early extinguishment of loan	-	-	(756)	-
Gain on forgiveness of PPP loan	-	-	1,967	-
Other (expense) income, net	-	5	(51)	24
Total other (expense) income, net	(4,611)	7,026	(13,958)	(2,319)
Total net (loss) income including noncontrolling interests	(8,328)	8,623	(10,589)	(4,560)
Net loss attributable to noncontrolling interest	-	15	-	54
Net (loss) income attributable to Harrow Health, Inc.	$(8,328)	$8,638	$(10,589)	$(4,506)
Preferred dividends and accretion of preferred stock issuance costs	-	-	(472)	-
Net (loss) income attributable to common stockholders	(8,328)	8,638	(11,061)	(4,506)
Basic net (loss) income per share of common stock	$(0.31)	$0.33	$(0.42)	$(0.17)
Diluted net (loss) income per share of common stock	$(0.31)	$0.32	$(0.42)	$(0.17)
Weighted average number of shares of common stock outstanding, basic	27,112,531	25,921,573	26,626,722	25,880,554
Weighted average number of shares of common stock outstanding, diluted	27,112,531	27,090,060	26,626,722	25,880,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period ended September 30, 2021 and 2020

(In thousands, except for share data)

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2020	-	$-	25,649,171	$26	$102,889	$(87,187)	$15,728	$(332)	$15,396

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	2,998	-	(8)	-	(8)	-	(8)
Stock-based payment for services provided			-		-		-		-
Stock-based compensation expense	-	-	-	-	917	-	917	-	917
Net income	-	-	-	-	-	8,638	8,638	(15)	8,623
Balance at September 30, 2020	-	$-	25,652,169	$26	$103,798	$(78,549)	$25,275	$(347)	$24,928

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2021	-	$-	26,893,896	$27	$102,837	$(79,661)	$23,203	$(355)	$22,848

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	8,867	-	17	-	17	-	17
Stock-based compensation expense	-	-	-	-	1,697	-	1,697	-	1,697
Net loss	-	-	-	-	-	(8,328)	(8,328)	-	(8,328)
Balance at September 30, 2021	-	$-	26,902,763	$27	$104,551	$(87,989)	$16,589	$(355)	$16,234

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2019	-	$-	25,526,931	$26	$101,728	$(74,043)	$27,711	$(293)	$27,418

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	3,251	-	(8)	-	(8)	-	(8)
Issuance of common stock related to vesting of RSUs			91,987	-	-	-	-	-	-
Stock-based payment for services provided	-	-	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	-	-	1,995	-	1,995	-	1,995
Net loss	-	-	-	-	-	(4,506)	(4,506)	(54)	(4,560)
Balance at September 30, 2020	-	$-	25,652,169	$26	$103,798	$(78,549)	$25,275	$(347)	$24,928

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2020	-	$-	25,749,875	$26	$104,557	$(77,400)	$27,183	$(355)	$26,828

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	25,480	-	65	-	65	-	65
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Vesting of RSUs	-	-	1,207,500	1	(1)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(391,461)	-	(3,228)	-	(3,228)	-	(3,228)
Issuance of preferred shares, net of discount and issuance costs	440,000	-	-	-	10,655	-	10,655	-	10,655
Redemption of preferred shares	(440,000)	-	-	-	(11,000)	-	(11,000)	-	(11,000)
Payment of preferred dividends	-	-	-	-	(127)	-	(127)	-	(127)
Stock-based compensation expense	-	-	-	-	3,630	-	3,630	-	3,630
Net loss	-	-	-	-	-	(10,589)	(10,589)	-	(10,589)
Balance at September 30, 2021	-	$-	26,902,763	$27	$104,551	$(87,989)	$16,589	$(355)	$16,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (including noncontrolling interests)	$(10,589)	$(4,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,275	1,377
Amortization of intangible assets	122	127
Amortization of operating lease right-of-use assets	422	550
Provision for bad debt expense	36	221
Amortization of debt issuance costs and discount	480	354
Gain on forgiveness of PPP loan	(1,967)	-
Investment loss from Eton, net	8,639	(2,450)
Equity in losses of unconsolidated entities	2,967	3,230
Interest income paid-in-kind from note receivable	(136)	-
Loss on sale and disposal of assets	-	5
Interest paid-in-kind on loan payable	-	348
Impairment of long-lived assets	-	363
Loss on early extinguishment of loan	706	-
Stock-based payment of consulting services	-	83
Stock-based compensation	3,630	1,995
Changes in assets and liabilities:
Accounts receivable	(1,532)	(407)
Inventories	37	(673)
Prepaid expenses and other current assets	(866)	(123)
Accounts payable and accrued expenses	2,983	(2,555)
Accrued payroll and related liabilities	428	1,575
Deferred revenue and customer deposits	(63)	6
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,572	(534)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale investments	9,827	-
Issuance of note receivable, Melt Pharmaceuticals	(12,592)	-
Investment in patent and trademark assets	(75)	(111)
Purchases of property, plant and equipment	(1,649)	(780)
NET CASH USED IN INVESTING ACTIVITIES	(4,489)	(891)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(5)	(6)
Net proceeds from 8.625% notes payable, net of costs	71,073	-
Principal and exit fee payments on SWK loan	(15,961)	(750)
Net proceeds from PPP loan payable	-	1,967
Proceeds from SWK debt, net of costs	-	1,000
Payment of taxes upon vesting of RSUs	(3,228)
Proceeds from exercise of stock options	65	(8)
Sale of preferred stock, net of discount and issuance costs	10,655	-
Repayment of preferred stock	(11,000)	-
Payment of preferred stock dividends	(127)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,472	2,203
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	53,555	778
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,301	4,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$57,856	$5,727
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$57,656	$5,527
Restricted cash	200	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$57,856	$5,727
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,603	$1,222
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for lease obligation	$-	$936
Net reduction in right-of-use assets and lease obligations due to modifications	$1,753	$-
Issuance of common stock upon vesting of RSUs	$1	$-
Melt accounts receivable transferred to note receivable	$908	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(All dollar amounts are expressed in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) is an ophthalmic-focused healthcare company that specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology-focused pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. In 2020, Harrow created Visionology, Inc. (“Visionology”), which recently launched an online eye health platform business. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2021 and 2020 include our accounts and those of our wholly owned subsidiaries, as well as our majority owned subsidiaries Mayfield Pharmaceuticals, Inc. (“Mayfield”) and Stowe Pharmaceuticals, Inc. (“Stowe”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the nine months ended September 30, 2021 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 5,657,046 and 5,447,716 at September 30, 2021 and September 30, 2020, respectively. For the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020, the common equivalent shares are excluded in the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net (loss) income per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2021 and 2020 was 258,117 and 281,507, respectively.

The following table shows the computation of basic and diluted net (loss) income per share of common stock for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator – net (loss) income attributable to Harrow Health, Inc. common stockholders	$(8,328)	$8,638	$(11,061)	$(4,506)
Denominator - weighted average number of shares outstanding, basic	27,112,531	25,921,573	26,626,722	25,880,554
Net (loss) income per share, basic	$(0.31)	$0.33	$(0.42)	$(0.17)

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

The following table shows the computation of diluted net (loss) income per share of common stock for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator – net (loss) income attributable to Harrow Health, Inc.	$(8,328)	$8,638	$(11,061)	$(4,506)
Denominator – weighted average number of shares outstanding, basic	27,112,531	25,921,573	26,626,722	25,880,554
Dilutive common equivalent shares	-	1,168,487	-	-
Number of shares used for diluted earnings per share computation	27,112,531	27,090,060	26,626,722	25,880,554
Net (loss) income per share, diluted	$(0.31)	$0.32	$(0.42)	$(0.17)

Investment in Eton Pharmaceuticals, Inc.

During the nine months ended September 30, 2021, the Company sold 1,518,000 shares of its Eton Pharmaceuticals, Inc. (“Eton”) common stock through an underwritten public offering at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to the Company from the Eton Stock Sale were $10,626, before deducting underwriting discounts and commissions and other offering expenses payable by the Company of $799. During the nine months ended September 30, 2021, the Company recorded a realized loss of $1,406 related to the Eton Stock Sale.

Following the Eton Stock Sale and as of September 30, 2021, the Company owns 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At September 30, 2021, the fair market value of Eton’s common stock was $5.04 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment gain (loss) from its Eton common stock position of $(2,220) and $(7,233), during the three and nine months ended September 30, 2021, respectively, and $8,575 and $2,450 during the three and nine months ended September 30, 2020, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of September 30, 2021, the fair market value of the Company’s investment in Eton was $9,989.

As part of the Eton Stock Sale, the Company agreed, for a period of 180 days, not to conduct any further sales of shares of its common stock of Eton or otherwise dispose of, directly or indirectly, any common stock of Eton (or any securities convertible into, or exercisable or exchangeable for, the common stock of Eton).

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 46% of the equity interests as of September 30, 2021) of Melt and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Melt. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the three months ended September 30, 2021 and 2020, the Company recorded equity in the net losses of Melt of $706 and $300, and $1,653 and $1,536 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company’s investment in Melt was $0 and $1,655. At September 30, 2021 and December 31, 2020, the Company recorded $8 and $851, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement between the Company and Melt (the “Melt MSA”), which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 20% of the equity interests following the close of a round of financing completed by Surface in July 2021) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. The Company recorded equity in the net losses of Surface of $0 and $756 during the three months ended September 30, 2021 and 2020, respectively, and $1,314 and $1,694 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company’s investment in Surface was $0 and $1,314, respectively.

See Note 5 for more information and related party disclosure regarding Surface.

Impairment of Equity Method Investments and Note Receivable

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments and note receivable may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments and note receivable. At September 30, 2021 and December 31, 2020, no indicators of impairment existed.

Research and Development

Research and development (“R&D”) expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts. We expense all costs related to R&D as they are incurred.

Upfront and milestone payments related to the acquisition and licensing of technology for drug and product candidates that are not yet approved by the FDA are considered acquisition of in process R&D and expensed as R&D in the period in which the expense occurs.

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

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the current period. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.

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

Intellectual Property License Revenues

As of September 30, 2021, we are party to four intellectual property licenses and asset purchase agreements in which we have agreed to grant a license and which provide a customer with the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time at which the performance obligation is met.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020, consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales, net	$17,811	$14,385	$50,056	$34,244
Commission revenues	900	-	2,212	-
License revenues	-	14	20	32
Total revenues	$18,711	$14,399	$52,288	$34,276

Deferred revenue and customer deposits at September 30, 2021 and December 31, 2020, were $3 and $66, respectively. All deferred revenue and customer deposit amounts at December 31, 2020 were recognized as revenue during the nine months ended September 30, 2021.

NOTE 4. INVESTMENT IN, AND NOTE RECEIVABLE FROM MELT PHARMACEUTICALS, INC. - RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement with Melt (the “Melt Asset Purchase Agreement”). Pursuant to the terms of the Melt Asset Purchase Agreement, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt Asset Purchase Agreement, Melt is required to make mid-single-digit royalty payments to the Company on net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions. In January and March 2019, the Company entered into the Melt Series A Preferred Stock Agreement. (see Note 2).

Investment in Melt Pharmaceuticals, Inc.

In February 2019, the Company and Melt entered into the Melt MSA, whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10. As of September 30, 2021 and December 31, 2020, the Company was due $8 and $851, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three and nine months ended September 30, 2021. The net funds received by Melt excluded $908 for amounts owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable (see Note 2).

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation in September 2021. Following Mr. Baum’s departure, the Company no longer has any representation on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Nine Months Ended
	September 30,
	2021	2020
Revenues, net	$-	$-
Loss from operations	3,907	3,261
Net loss	$(3,907)	$(3,261)

The unaudited condensed balance sheet information of Melt is summarized below:

	At September 30,	At December 31,
	2021	2020
Current assets	$11,965	$2,947
Non-current assets	-	11
Total assets	11,965	2,958

Total liabilities	14,273	1,778
Total stockholders’ (deficit) equity	(2,308)	1,180
Total liabilities and stockholders’ equity	$11,965	$2,958

Note Receivable

In September 2021, the Company entered into a loan and security agreement in the principal amount of $13,500 (the “Melt Loan Agreement”), as lender, with Melt, as borrower. Amounts borrowed under the Melt Loan Agreement bear interest at twelve and one-half percent (12.50%) per annum, which interest can be paid in-kind at the option of Melt until the maturity date. The Melt Loan Agreement permits Melt to pay interest only on the principal amount loaned thereunder through the term and all amounts owed will be due and payable on September 1, 2022. Melt may elect to prepay all, but not less than all, of the amounts owed prior to the maturity date at any time without penalty.

Melt has granted the Company a security interest in substantially all of its personal property, rights and assets, including intellectual property rights, to secure the payment of all amounts owed under the Melt Loan Agreement. The Melt Loan Agreement contains customary representations, warranties and covenants, including covenants by Melt limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, and transactions with affiliates. The Melt Loan Agreement includes customary events of default, and upon the occurrence of an event of default (subject to cure periods for certain events of default), all amounts owed by Melt thereunder may be declared immediately due and payable by the Company, and the interest rate on the loan may be increased by three percent (3%) per annum.

In connection with the Melt Loan Agreement, the Company and Melt entered into a Right of First Refusal Agreement providing the Company with the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of Melt’s drug candidates for a period of five years following the effective date of the Melt Loan Agreement.

The net funds received by Melt excluded $908 for amounts owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable (see Note 2).

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

As of September 30, 2021, the Company owned 3,500,000 shares of Surface common stock (approximately 20% of the equity interests). A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. Surface is required to make royalty payments to Dr. Lindstrom of net sales of certain Surface products while certain patent rights remain outstanding. Dr. Lindstrom is also a minority owner of Flying L Partners, an affiliate of the funding investor who purchased the Surface Series A Preferred Stock. Several employees and a director of the Company (including Mr. Baum and Dr. Lindstrom) entered into consulting agreements and provide consulting services to Surface.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Nine Months Ended
	September 30,
	2021	2020
Revenues, net	$-	$-
Loss from operations	6,859	5,647
Net loss	$(6,859)	$(5,647)

The unaudited condensed balance sheet information of Surface is summarized below:

	At September 30,	At December 31,
	2021	2020
Current assets	$25,766	$9,074
Non-current assets	36	45
Total assets	25,802	9,119

Total liabilities	1,836	1,666
Total stockholders’ equity	23,966	7,453
Total liabilities and stockholders’ equity	$25,802	$9,119

NOTE 6. RESTRICTED CASH

The restricted cash at September 30, 2021 and December 31, 2020 consisted of funds held in a money market account. At September 30, 2021 and December 31, 2020, the restricted cash was recorded at amortized cost, which approximates fair value.

At September 30, 2021 and December 31, 2020, the funds held in a money market account of $200 were classified as a current asset. The money market account funds are required as collateral as additional security for the Company’s New Jersey facility lease.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Raw materials	$2,108	$2,501
Work in progress	51	17
Finished goods	1,766	1,444
Total inventories	$3,925	$3,962

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2021 and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$1,001	$160
Due from Melt Pharmaceuticals	8	851
Other prepaid expenses	479	401
Deposits and other current assets	74	190
Total prepaid expenses and other current assets	$1,562	$1,602

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2021 and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
Property, plant and equipment, net:
Computer software and hardware	$2,494	$1,707
Furniture and equipment	442	418
Lab and pharmacy equipment	4,208	3,426
Leasehold improvements	5,775	5,720
Property, plant and equipment, gross	12,919	11,271
Accumulated depreciation and amortization	(8,092)	(6,818)
	$4,827	$4,453

For the three and nine months ended September 30, 2021, depreciation and amortization related to the property, plant and equipment was $399 and $1,275, respectively. For the three and nine months ended September 30, 2020, depreciation and amortization related to property, plant and equipment was $464 and $1,377, respectively.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2021 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Impairment	Net Carrying Value

Patents	17-19	$542	$(69)	$-	$473
Licenses	20	100	(7)	-	93
Trademarks	Indefinite	359	-	-	359
Customer relationships	3-15	1,519	(553)	-	966
Trade name	5	5	(5)	-	-
Non-competition clause	3-4	50	(50)	-	-
State pharmacy licenses	25	8	(7)	-	1
		$2,583	$(691)	$-	$1,892

Amortization expense for intangible assets for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Patents	$8	$6	$20	$25
Licenses	1	-	2	1
Customer relationships	34	33	100	101
Amortization of intangible assets	$43	$39	$122	$127

Estimated future amortization expense for the Company’s intangible assets at September 30, 2021 is as follows:

Remainder of 2021	$44
2022	188
2023	188
2024	161
2025	148
Thereafter	804
$1,533

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$4,671	$3,645
Other accrued expenses	49	49
Accrued litigation settlement (see Note 15)	1,500	-
Accrued interest	1,115	238
Accrued exit fee for loan payable	-	800
Total accounts payable and accrued expenses	7,335	4,732
Less: Current portion	(7,335)	(3,932)
Non-current total accrued expenses	$-	$800

NOTE 12. DEBT

8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000 aggregate principal amount of 8.625% senior notes due in April 2026, and in May 2021 issued an additional $5,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per April Note and the offering resulted in net proceeds to the Company of approximately $51,909 after deducting underwriting discounts and commissions and expenses of $3,091. In June 2021, in a further issuance of the April Notes, the Company sold an additional $20,000 aggregate principal amount of such notes (the “June Notes,” and together with the April Notes, the “Notes”), at a price of $25.75 per June Note, with interest of $278 on the June Notes being accrued from April 20, 2021 as of the date of issuance. The June offering resulted in net proceeds to the Company of approximately $19,164 after deducting underwriting discounts and commissions and expenses of $1,158 and a premium on note issuance of $322. The June Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at a rate of 8.625% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the Notes using the effective interest rate method.

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

Interest expense related to the Notes totaled $1,464 and $2,930 for the three and nine months ended September 30, 2021, and included amortization of debt issuance costs and discount of $197 and $389 for the three and nine months ended September 30, 2021.

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

Interest expense related to the SWK Loan Agreement, as amended, amounted to $0 and $647 for the three and nine months ended September 30, 2021, respectively, and $501 and $1,566 for the three and nine months ended September 30, 2020, respectively, and included amortization of debt issuance costs and discounts of $0 and $96 for the three and nine months ended September 30, 2021, respectively, and $111 and $354 for the three and nine months ended September 30, 2020, respectively.

In April 2021, the Company paid $15,540 related to all outstanding obligations to SWK under the SWK Loan, including outstanding principal, accrued interest, accrued exit fee and related expenses and recorded a loss from early extinguishment of $756 related to the SWK Loan during the nine months ended September 30, 2021.

Paycheck Protection Program Loan – Forgiven in March 2021

In April 2020, the Company entered into an unsecured promissory note and related Business Loan Agreement with Renasant Bank, as lender, for a loan (the “PPP Loan”) in the principal amount of $1,967 and received cash proceeds of the same amount, pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP is administered by the U.S. Small Business Administration (the “SBA”). On March 30, 2021, the Company received a notice of forgiveness of the full balance of the PPP Loan, including all accrued interest, in accordance with the terms and conditions of the CARES Act. Related to the forgiveness, the Company recorded a gain on the forgiveness of the PPP Loan for the loan balance of $1,967 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021.

At September 30, 2021, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2021	$2,769
2022	6,562
2023	6,562
2024	6,580
2025	6,562
2026	77,158
Total minimum payments	106,193
Less: amount representing interest payments	(31,193)
Notes payable, gross	75,000
Less: unamortized discount, net of premium	(3,543)
Notes payable, net of unamortized discount	$71,457

NOTE 13. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

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

In May 2021, the Company amended its New Jersey lease to include the addition of 8,926 square feet of space (the “May Lease Amendment”), which will expire in July 2027. The Company expects to take possession of this additional space in November 2021, which will trigger the commencement of the May Lease Amendment. Since the commencement date of the May Lease Amendment is expected to occur after September 30, 2021, right-of-use assets and operating lease liabilities associated with the May Lease Amendment are not included in the Company’s condensed consolidated balance sheet as of September 30, 2021.

In May 2021, the Company entered into an operating lease for 5,789 square feet of office space (the “1000 Aviara Lease”) in Carlsbad, California, which will expire in March 2025. The Company expects to take possession of this space in December 2021, which will trigger the commencement of the 1000 Aviara Lease. Since the commencement date of the 1000 Aviara Lease is expected to occur after September 30, 2021, right-of-use assets and operating lease liabilities associated with the 1000 Aviara Lease is not included in the Company’s condensed consolidated balance sheet as of September 30, 2021.

At September 30, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.32% and 14.18 years, respectively.

During the three and nine months ended September 30, 2021, cash paid for amounts included for the operating lease liabilities was $250 and $752, respectively, and the Company recorded operating lease expense of $203 and $705, included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of September 30, 2021 were as follows:

Operating Leases
Remainder of 2021	$251
2022	585
2023	600
2024	617
2025	433
Thereafter	5,146
Total minimum lease payments	7,632
Less: amount representing interest payments	(2,623)
Total operating lease liabilities	5,009
Less: current portion, operating lease liabilities	(388)
Operating lease liabilities, net of current portion	$4,621

The Company also has a finance lease that is included in its lease accounting but is not considered significant.

Future lease payments under the non-cancelable finance lease as of September 30, 2021 were as follows:

Finance Leases
Remainder of 2021	$2
2022	9
2023	9
2024	1
Total minimum lease payments	21
Less: amount representing interest payments	(1)
Present value of future minimum lease payments	20
Less: current portion, finance lease obligation	(8)
Finance lease obligation, net of current portion	$12

At September 30, 2021, the incremental borrowing rate and the remaining lease term for the finance lease held by the Company were 6.36% and 2.33 years, respectively.

For the three and nine months ended September 30, 2021, depreciation expense related to the equipment held under the finance lease obligation was $2 and $6, respectively.

For the three and nine months ended September 30, 2021, cash paid and expense recognized for interest expense related to the finance lease obligation was $0 and $1, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At September 30, 2021 and 2020, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Series B Cumulative Preferred Stock – Redeemed in June 2021

In May 2021, the Company sold 440,000 shares of the Company’s Series B Cumulative Preferred Stock, par value $0.001 per share and liquidation preference of $25.00 per share (the “Series B Preferred Stock”), for net proceeds of approximately $10,655. The Series B Preferred Stock was not convertible into our common stock, had no voting rights, except as required by Delaware law, and was redeemable by the Company at any time. Holders of Series B Preferred Stock were entitled to cumulative cash dividends at the rate of 9.50% of the $25.00 liquidation preference per year; provided, however, that for each thirty (30) day period following May 5, 2021, the dividend rate increased at various rates, except as otherwise limited by applicable law. Dividends were payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about July 15, 2021.

In June 2021, the Company redeemed all of the outstanding shares of the Series B Preferred Stock. The redemption price for the 440,000 shares of Series B Preferred Stock outstanding was equal to $25.00 per share, plus accrued and unpaid dividends, which in aggregate totaled $11,127. During the three and nine months ended September 30, 2021, the Company recorded preferred stock cash dividends and deemed dividends equal to $0 and $472, respectively.

Common Stock

During the nine months ended September 30, 2021, the Company issued 311,369 shares of its common stock upon the cashless exercise of warrants to purchase 406,539 shares of common stock with exercise prices between $1.79 and $3.75 per share.

During the nine months ended September 30, 2021, the Company issued 25,480 shares of its common stock upon the exercise of options to purchase 25,480 shares of common stock with exercise prices between $1.70 and $4.29 per share and received net proceeds of $65.

During the nine months ended September 30, 2021, the Company issued 715,871 shares of its common stock to Mark L. Baum, its Chief Executive Officer, related to the vesting of 1,050,000 performance-based restricted stock units. The Company withheld issuance of 334,129 shares of common stock valued at $2,760 for payroll tax purposes.

During the nine months ended September 30, 2021, the Company issued 100,168 shares of common stock to Andrew R. Boll, its Chief Financial Officer, related to the vesting of 157,500 performance-based restricted stock units. The Company withheld issuance of 57,332 shares of common stock to Mr. Boll for payroll tax purposes valued at $468.

During the nine months ended September 30, 2021, 57,654 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of September 30, 2021, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,400,592 shares available for future issuances under the 2017 Plan at September 30, 2021.

Stock Options

A summary of stock option activity under the Plans for the three and nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2021	3,030,033	$5.43
Options granted	77,000	$8.13
Options exercised	(25,480)	$2.62
Options cancelled/forfeited	(41,199)	$5.88
Options outstanding – September 30, 2021	3,040,354	$5.52	5.03	$10,868
Options exercisable	2,403,938	$5.07	4.71	$9,672
Options vested and expected to vest	2,976,713	$5.48	5.00	$10,748

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on September 30, 2021, based on the closing price of the Company’s common stock of $9.09 on that date.

During the nine months ended September 30, 2021, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the nine months ended September 30, 2021, generally included the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2021
Weighted-average fair value of options granted	$5.25
Expected terms (in years)	5-6.11
Expected volatility	69-74%
Risk-free interest rate	0.39-0.45%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $2.60	751,763	4.86	$2.06	751,350	$2.06
$2.76 - $4.66	505,000	4.96	$3.99	454,621	$3.98
$5.49 - $6.36	470,350	6.34	$6.12	384,482	$6.14
$6.64 - $8.99	1,313,241	4.68	$7.87	813,485	$7.95
$1.47 - $8.99	3,040,354	5.03	$5.52	2,403,938	$5.07

As of September 30, 2021, there was approximately $1,656 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 5.25 years. The stock-based compensation for all stock options was $355 and $1,376 during the three and nine months ended September 30, 2021, respectively.

The intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $69 and $146, respectively.

Restricted Stock Units/ Performance Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

During the nine months ended September 30, 2021, 300,000 RSUs with a fair market value of $2,670 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the nine months ended September 30, 2021, the Company’s board of directors were granted 38,576 RSUs with a fair market value of $400, which vest in equal quarterly installments over one year.

During the three and nine months ended September 30, 2021, the Company granted 1,567,913 performance stock units (“PSUs”) to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, President of ImprimisRx , which are subject to the satisfaction of certain market-based and continued service conditions (the “2021 PSUs”). The 2021 PSUs are separated into four tranches and require that the Company achieve and maintain certain levels of total stockholder returns (“TSR”) ranging from 50% to 175% per share during the five-year period following the grant date. TSR is based on the aggregate of: (i) the percent increase of the closing price of the Company’s common stock from July 22, 2021; and (ii) any dividends or like stockholder distributions as specified in the table below. With certain limited exceptions, in addition to reaching the TSR targets, the employee must be employed with the Company on the second anniversary of the grant date in order for the 2021 PSUs to vest.

Tranche	Number of Shares	TSR	Target Share Price*
Tranche 1	223,988	50% or greater	$11.70
Tranche 2	335,981	100% or greater	$15.60
Tranche 3	447,975	150% or greater	$19.50
Tranche 4	559,969	175% or greater	$21.45

*Target Share Price assumes that no dividends or like distributions are made to shareholders of the Company. If such distributions are made, the Target Share Price would decrease accordingly, to the benefit of the employee, to account for the dividend/distribution as a part of TSR.

The fair value of the 2021 PSUs was $10,113 using a Monte Carlo Simulation with a five-year life, 75% volatility and a risk free interest rate of 0.72%. This amount is being amortized over a two-year derived service period.

A summary of the Company’s RSU activity (including PSUs) and related information for the nine months ended September 30, 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2021	1,601,509	$3.14
RSUs granted	1,906,489	$6.91
RSUs vested	(1,265,153)	$2.34
RSUs cancelled/forfeited	-	-
RSUs unvested at September 30, 2021	2,242,845	$6.80

As of September 30, 2021, the total unrecognized compensation expense related to unvested RSUs was approximately $12,379, which is expected to be recognized over a weighted-average period of 1.73 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2021 was $1,340 and $2,167, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding - January 1, 2021	780,386	$2.12
Granted	-
Exercised	(406,539)	2.16
Expired	-
Warrants outstanding and exercisable - September 30, 2021	373,847	$2.08
Weighted average remaining contractual life of the outstanding warrants in years - September 30, 2021	2.8

Warrants outstanding and exercisable as of September 30, 2021 are as follows:

Warrant Series	Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
Lender warrants	7/19/2017	373,847	$2.08	7/19/2024

Subsidiary Stock-Based Transactions

The Company recognized $2 and $87 in stock-based compensation expense related to subsidiary stock options during the three and nine months ended September 30, 2021, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Employees - selling, general and administrative	$1,435	$740	$2,984	$1,612
Employees - R&D	144	-	328	-
Directors - selling, general and administrative	118	177	318	370
Consultants - selling, general and administrative	-	-	-	96
Total	$1,697	$917	$3,630	$2,078

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware asserting various claims, including breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added claims related to its purported termination of the asset purchase agreement. In October 2019, NDS voluntarily dismissed all but two claims, leaving only claims related to the scope and performance of the post-termination obligations to be litigated. On November 8, 2021, following a jury trial, the Company and NDS entered into a voluntary settlement agreement (the “Settlement Agreement”) to resolve all claims and pending matters related to this lawsuit. The Company estimates the Settlement Agreement will result in a single one-time payment of $1,500 to NDS. Except for the one-time payment, the Company does not expect the Settlement Agreement will have any future material impact on the Company’s consolidated cash flows, financial position, and results of operations. As of September 30, 2021, the Company had accrued an estimate of $1,500 in selling, general and administrative expenses owed to NDS as a result of the Settlement Agreement.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior Court against Kim Kelly, ND, MPH asserting claims related to the death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint sought indemnity and contribution from the Company and Spectrum. In November 2021, the lawsuit involving the Company was resolved. There was no impact to the Company’s consolidated financial position and results of operations as a result of the resolution of the case for the Company.

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

Klarity License Agreement – Related Party

The Company entered into a license agreement in April 2017, as amended in April 2018 (the “Klarity License Agreement”), with Richard L. Lindstrom, M.D., a member of its Board of Directors. Pursuant to the terms of the Klarity License Agreement, the Company licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity designed to protect and rehabilitate the ocular surface (the “Klarity Product”).

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments are payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $44 and $114 were made during the three and nine months ended September 30, 2021, respectively. Payments totaling $0 and $55 were made during the three and nine months ended September 30, 2020, respectively. Royalty expense of $51 and $130 was incurred during the three and nine months ended September 30, 2021, respectively, and $51 is included in accounts payable to Dr. Lindstrom as of September 30, 2021. Royalty expense of $38 and $94 was incurred during the three and nine months ended September 30, 2020, respectively.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $7 and $21 in cash during the three and nine months ended September 30, 2021, respectively. Dr. Lindstrom was paid $0 and $7 in cash during the three and nine months ended September 30, 2020, respectively. The Company incurred royalty expense of $7 and $21 and $6 and $48 related to the Lindstrom APA during the three and nine months ended September 30, 2021, and 2020, respectively.

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

The Dexycu Agreement expires on August 1, 2025, subject to early termination in accordance with the terms set forth therein. Either party may terminate the Dexycu Agreement, subject to specified notice periods and limitations, in the event of (i) uncured material breach by the other party or (ii) if DEXYCU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the three and nine months ended September 30, 2021, the Company recorded $900 and $2,212, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $953 and $2,766 and $741 and $1,745 were incurred under these agreements during the three and nine months ended September 30, 2021, and 2020, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. Royalty expenses of $285 and $778 and $159 and $420 were incurred under these agreements for the three and nine months ended September 30, 2021 and 2020, respectively, and $285 and $590 are included in accounts payable at September 30, 2021 and 2020, respectively.

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

Mayfield Pharmaceuticals MAY-44 APA Termination

In May 2021, Mayfield and Harrow terminated their asset purchase agreement dated January 2020 (the “MAY-44 APA”) for intellectual property rights associated with Mayfield’s drug candidate MAY-44 with Elle Pharmaceutical LLC (“Elle”). As part of the termination, Mayfield re-acquired 350,000 shares of its common stock from Elle. Mayfield has no outstanding or remaining obligations related to the MAY-44 APA.

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

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000 in one-time milestone payments including a $5,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S. The Upfront Payment was paid and recorded as R&D expense during the three and nine months ended September 30, 2021.

Subject to certain limitations, the term of the Sintetica Agreement is ten years, and allows for a ten-year extension if certain sales thresholds are met.

Wakamoto Agreement

In August 2021, the Company entered into a License Agreement and a Basic Sale and Purchase Agreement (together, the “Wakamoto Agreements”) with Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”), pursuant to which Wakamoto granted the Company the exclusive license and marketing rights to its ophthalmic drug candidate (“MAQ-100”) in the U.S. and Canada.

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000 upon the achievement of certain regulatory milestones and up to $6,200 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through September 30, 2021, no amounts have been paid or accrued under the Wakamoto agreement.

Subject to certain limitations, the term of the Agreements is for five years from the date of the FDA’s market approval of MAQ-100 and allows for a five-year extension if certain unit sales thresholds are met.

NOTE 16. SEGMENT INFORMATION AND CONCENTRATIONS

Management evaluates performance of the Company based on operating segments. Segment performance for its two operating segments is based on segment contribution. The Company’s reportable segments consist of (i) its commercial stage pharmaceutical business known as ImprimisRx; and (ii) its start-up operations associated with its pharmaceutical drug development business (“Pharmaceutical Drug Development”). Segment contribution for the segments represents net revenues less cost of sales, research and development, selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021
	ImprimisRx	Pharmaceutical Drug Development	Total
Net revenues	$18,711	$-	$18,711
Cost of sales	(4,947)	-	(4,947)
Gross profit	13,764	-	13,764

Operating expenses:
Selling, general and administrative	6,726	-	6,726
Research and development	475	5,290	5,765
Segment contribution	$6,563	$(5,290)	1,273
Corporate			4,587
Research and development			360
Amortization			43
Operating loss			$(3,717)

	For the Nine Months Ended September 30, 2021
	ImprimisRx	Pharmaceutical Drug Development	Total
Net revenues	$52,288	$-	$52,288
Cost of sales	(13,134)	-	(13,134)
Gross profit	39,154	-	39,154

Operating expenses:
Selling, general and administrative	18,919	-	18,919
Research and development	797	5,407	6,204
Segment contribution	$19,438	$(5,407)	14,031
Corporate			9,602
Research and development			938
Amortization			122
Operating income			$3,369

	For the Three Months Ended September 30, 2020
	ImprimisRx	Pharmaceutical Drug Development	Total
Net revenues	$14,399	$-	$14,399
Cost of sales	(3,696)	-	(3,696)
Gross profit	10,703	-	10,703

Operating expenses:
Selling, general and administrative	5,893	44	5,937
Research and development	94	22	116
Segment contribution	$4,716	$(66)	4,650
Corporate			2,460
Research and development			554
Amortization			39
Asset sales and impairments, net			-
Operating income			$1,597

	For the Nine Months Ended September 30, 2020
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$34,276	$-	$34,276
Cost of sales	(10,526)	-	(10,526)
Gross profit	23,750	-	23,750

Operating expenses:
Selling, general and administrative	17,131	131	17,262
Research and development	634	79	713
Segment contribution	$5,985	$(210)	5,775
Corporate			6,417
Research and development			1,109
Amortization			127
Asset sales and impairments, net			363
Operating loss			$(2,241)

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at September 30, 2021 and December 31, 2020 were located in the U.S.

Concentrations

The Company has two products that each comprised more than 10% of total revenues during the quarter. These products collectively accounted for 35% of revenues during each of the three and nine months ended September 30, 2021.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the three and nine months ended September 30, 2021 and 2020.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 59% and 71% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2021, respectively, and 76% and 72% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2020, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2021 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described in the notes hereto need to be disclosed.

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

Overview

We are an ophthalmic-focused healthcare company. Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate one of the nation’s leading ophthalmology pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. In 2020, Harrow created Visionology, Inc. (“Visionology”) and recently launched an online eye health platform business in certain regions. We also own royalty rights in various drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology focused prescription pharmaceutical business. We offer to over 10,000 physician customers and their patients critical medicines to meet their needs that are unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (or “cGMPs”) or other FDA-guidance documents, in our FDA-registered New Jersey outsourcing facility (“NJOF”).

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

If approved, we expect our initial commercial focus of AMP-100 to be on ophthalmic procedures that traditionally require the eye to be anesthetized. According to a 2019 MarketScope report, there are over four million cataract surgeries performed in the U.S. annually. In addition to cataract procedures, according to Ophthalmologica, there were about 5.9 million intravitreal injections performed in the U.S. in 2018. Most of these intravitreal injections, which are typically treatments for a variety of conditions, including age-related macular degeneration, diabetic macular edema, and uveitis, often require the ocular surface to be anesthetized during the procedure.

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

MAQ-100

In August 2021, we obtained the exclusive license and marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We intend to leverage the clinical data used for Japanese market approval of MaQaid to support a clinical program and U.S. market NDA submission of MAQ-100 for visualization during vitrectomy. We intend to request a meeting with FDA during the first half of 2022 to discuss our planned clinical program for MAQ-100.

We expect to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market.

Visionology

Visionology, a direct-to-consumer online eye health platform, leverages our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States. We recently launched a proof-of-concept model for Visionology within a certain region of the U.S., and if successful, will expand the launch on a nationwide basis in 2022.

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

Pharmaceutical Development - Carve-Out Businesses

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

In 2018 and 2019, we formed and created subsidiaries named Radley Pharmaceuticals, Inc. (“Radley”), Mayfield Pharmaceuticals, Inc. (“Mayfield”), and Stowe Pharmaceuticals, Inc. (“Stowe”). In 2020, we halted nearly all operating activities related to these subsidiaries to invest resources in other areas, and we may not restart any or all activities related to these businesses. In addition, we terminated license and acquisition agreements for Mayfield’s MAY-66 and MAY-44 drug candidates, and Stowe’s STE-006 drug candidate.

Noncontrolling Equity Interests (De-Consolidated Businesses)

Surface Ophthalmics, Inc.

Surface is a clinical-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases.

In January 2021, Surface announced positive top-line results from a phase 2 trial of its drug candidate SURF-201, a 0.2% betamethasone, preservative-free ophthalmic solution in the Klarity delivery vehicle for the treatment of post cataract surgery pain and inflammation. According to the Surface results, SURF-201 was dosed twice daily, met its primary endpoints of absence of inflammation at both Day 8 and Day 15 and was found to be safe and well-tolerated by the patient group. In addition, a secondary endpoint showed almost 90% of patients given SURF-201 were pain free at Day 15. SURF-201 marks the first ophthalmic therapeutic in the United States to utilize betamethasone and the first preservative-free unit dose therapy for the treatment of post-operative pain and inflammation.

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

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock which was approximately 20% of the equity and voting interests following the final closing of the Surface Series B Offering. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

Melt Pharmaceuticals, Inc.

Melt is a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt intends to seek regulatory approval for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), pursuant to which Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-300. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications.

MELT-300 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an investigational new drug application (“IND”) with the FDA in June 2020 and began its clinical program for MELT-300. In February 2021, Melt announced data from, and the successful completion of, its phase 1 study. Melt recently began enrolling patients in its phase 2 study for MELT-300.

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of the equity and voting interests issued and outstanding of as of September 30, 2021. In September 2021, we provided Melt with a senior secured loan in the amount of $13,500,000, which is intended to fund the Phase 2 program of MELT-300. In connection with the loan we provided Melt, we also were provided the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of its drug candidates for a period of five years. Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-300, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-300. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage pharmaceutical company focused on developing and commercializing innovative drug products. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, Eton closed an offering of its Series A Preferred Stock and we gave up our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. As of the date of this Quarterly Report and following our April 2021 sale, we own 1,982,000 shares of Eton common stock. We owned less than 10% of the equity and voting interests issued and outstanding of Eton as of September 30, 2021.

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

Eton Stock Sale

In April 2021, we closed an underwritten public offering of 1,518,000 shares of our Eton common stock at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to us from the Eton Stock Sale were $10,626,000 before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Following such sale, we own 1,982,000 shares of Eton common stock, which represented less than 10% of the equity interests issued and outstanding of Eton as of September 30, 2021.

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

Series B Cumulative Preferred Stock - Redeemed

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

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S.

Subject to certain limitations, the term of the Sintetica Agreement is ten years, and allows for a ten-year extension if certain sales thresholds are met.

Wakamoto Agreement

In August, 2021, we entered into a License Agreement and a Basic Sale and Purchase Agreement (together, the “Wakamoto Agreements”) with Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”), pursuant to which Wakamoto granted the Company the exclusive license and marketing rights to its ophthalmic drug candidate (“MAQ-100”) in the U.S. and Canada.

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to us, and we will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, we are required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Wakamoto Agreements, we are responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada

Subject to certain limitations, the term of the Wakamoto Agreements is for five years from the date of the FDA’s market approval of MAQ-100 and allows for a five-year extension if certain unit sales thresholds are met.

Melt Loan

In September 2021, we entered into a loan and security agreement in the principal amount of $13,500,000 (the “Melt Loan Agreement”), as lender, with Melt, as borrower. Amounts borrowed under the Melt Loan Agreement bear interest at twelve and one-half percent (12.50%) per annum, which can be paid in kind interest at the option of Melt until the maturity date. The Melt Loan Agreement permits Melt to pay interest only on the principal amount loaned thereunder through the term and all amounts owed will be due and payable on September 1, 2022. Melt may elect to prepay all, but not less than all, of the amounts owed prior to the maturity date at any time without penalty.

Melt has granted us a security interest in substantially all of its personal property, rights and assets, including intellectual property rights, to secure the payment of all amounts owed under the Melt Loan Agreement. The Melt Loan Agreement contains customary representations, warranties and covenants, including covenants by Melt limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, and transactions with affiliates. The Melt Loan Agreement includes customary events of default, and upon the occurrence of an event of default (subject to cure periods for certain events of default), all amounts owed by Melt thereunder may be declared immediately due and payable by the us, and the interest rate on the loan may be increased by three percent (3%) per annum.

In connection with the Melt Loan Agreement, we entered into a Right of First Refusal Agreement with Melt providing us with the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of Melt’s drug candidates for a period of five years following the effective date of the Melt Loan Agreement.

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,		$
	2021	2020	Variance	2021	2020	Variance
Product sales, net	$17,811,000	$14,385,000	$3,426,000	$50,056,000	$34,244,000	$15,812,000
Commission revenues	900,000	-	900,000	2,212,000	-	2,212,000
License revenues	-	14,000	(14,000)	20,000	32,000	(12,000)
Total revenues	$18,711,000	$14,399,000	$4,312,000	$52,288,000	$34,276,000	$18,012,000

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

The following presents our cost of sales for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2021	2020	Variance	2021	2020	Variance
Cost of sales	$4,947,000	$3,696,000	$1,251,000	$13,134,000	$10,526,000	$2,608,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold.

Gross Profit and Margin

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2021	2020	Variance	2021	2020	Variance
Gross profit	$13,764,000	$10,703,000	$3,061,000	$39,154,000	$23,750,000	$15,404,000
Gross margin	73.6%	74.7%	(0.8)%	74.9%	69.3%	5.6%

The decrease in gross margin between the three months ended September 30, 2021 and 2020 is primarily attributable to a second production shift that was added in 2021 along with increased personnel within our quality department, in preparation for increased production expected during the remainder of 2021 and into 2022.

The increase in gross margin between the nine months ended September 30, 2021 and 2020 is largely attributable to increased unit volumes sold, efficiencies in our production process, including increased batch sizes, and improved utilization of capacities as a result of increased output.

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

The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2021	2020	Variance	2021	2020	Variance
Selling, general and administrative	$11,356,000	$8,436,000	$2,920,000	$28,643,000	$23,806,000	$4,837,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in commissions and other expenses related to increased sales, and as well as an increase in our sales and marketing expenses related to in-person conferences and new employee costs to support sales growth. During the three and nine months ended September 30, 2021, the Company recorded $1,500,000 in expenses related to a litigation settlement.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, license fees, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2021	2020	Variance	2021	2020	Variance
Research and development	$6,125,000	$670,000	$5,455,000	$7,142,000	$1,822,000	$5,320,000

During the three and nine months ended September 30, 2021, research and development expenses increased between periods primarily as a result of the upfront payment of $5,000,000 to Sintetica upon execution of the license and supply agreement for AMP-100 along with increased costs associated with the clinical program for MAQ-100.

Interest Expense, Net

Interest expense, net was $1,685,000 and $3,512,000 for the three and nine months ended September 30, 2021, respectively, compared to $498,000 and $1,563,000 for the same periods last year, respectively. The increase during the period ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in the outstanding principal amount of our debt obligations.

Investment Loss from Melt

During the three and nine months ended September 30, 2021, we recorded a loss of $706,000 and $1,653,000, respectively, related to our share of losses in Melt. During the three and nine months ended September 30, 2020, we recorded a loss of $300,000 and $1,536,000, respectively, for our share of losses based on our ownership of Melt.

Investment Loss from Surface

During the three and nine months ended September 30, 2021, we recorded a loss of $0 and $1,314,000, respectively, for our share of losses based on our ownership of Surface. During the three and nine months ended September 30, 2020, we recorded a loss of $756,000 and $1,694,000, respectively, for our share of losses based on our ownership of Surface.

Investment (Loss) Gain from Eton

We recorded a loss of $2,220,000 and $8,639,000 related to the change in fair market value of Eton’s common stock and the sale of a portion of our Eton stock during the three and nine months ended September 30, 2021, respectively. We recorded a gain of $8,575,000 and $2,450,000 related to the change in fair market value of Eton’s common stock during the three and nine months ended September 30, 2020, respectively.

Loss From Early Extinguishment of Loan

During the nine months ended September 30, 2021, we recorded a loss from the early extinguishment of loan of $756,000 related to the early payoff of the SWK Loan.

Gain on Forgiveness of PPP Loan

During the nine months ended September 30, 2021, we recorded gain on forgiveness of PPP loan of $1,967,000 related to the forgiveness of our PPP Loan.

Net (Loss) Income

The following table presents our net (loss) income and per share net (loss) income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator – net (loss) income attributable to Harrow Health, Inc. common stockholders	$(8,328,000)	$8,638,000	$(11,061,000)	$(4,506,000)
Net (loss) income per share, basic	$(0.31)	$0.33	$(0.42)	$(0.17)
Net (loss) income per share, diluted	$(0.31)	$0.32	$(0.42)	$(0.17)

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

Liquidity and Capital Resources

Liquidity

Our cash on hand (including restricted cash) at September 30, 2021 was $57,856,000, compared to $4,301,000 at December 31, 2020.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $57,656,000 and restricted cash of $200,000, totaling approximately $57,856,000 at September 30, 2021, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of pharmacies, revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$6,572,000	$(534,000)
Investing activities	(4,489,000)	(891,000)
Financing activities	51,472,000	2,203,000
Net change in cash and cash equivalents	53,555,000	778,000
Cash, cash equivalents and restricted cash at beginning of the period	4,301,000	4,949,000
Cash, cash equivalents and restricted cash at end of the period	$57,856,000	$5,727,000

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021 was $6,572,000 compared to net cash used in operating activities of $534,000 during the same period in the prior year. The increase in net cash provided by operating activities during the periods was mainly attributed to the increase in revenues.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $4,489,000 compared to net cash used in investing activities of $891,000, during the same period in the prior year. Cash used in investing activities in 2021 was primarily associated with cash payments made in connection with the Melt note receivable offset by cash received through the sale of a portion of our Eton Common Stock. Cash used in investing activities during the 2020 period was primarily associated with equipment and software purchases and upgrades along with investments in our intellectual property portfolio.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 was $51,472,000 and $2,203,000, respectively. Cash provided by financing activities during the nine months ended September 30, 2021 was primarily related to proceeds received from the sale of Notes, net of the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC and its partners.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx business, and recently, proceeds from the sale of the Notes and sale of Eton Common Stock. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

The changing trends and overall economic outlook in light of the COVID-19 pandemic, including the historic interim stay-at-home orders and bans on elective surgeries, created uncertainty surrounding our operating outlook and may impact our future operating results if there is a rise in COVID-19 related cases in the U.S. In addition, we may acquire new products, product candidates and/or businesses and, as a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2021, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Quarterly Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. You should consider all of the factors described in this section when evaluating our business as well as the risk factors and the other information in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to the Senior Notes

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

In April, May and June 2021, we issued $75,000,000 aggregate principal amount of 8.625% senior notes due 2026. We may incur additional indebtedness in the future. Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instruments contain or, from time to time, may contain various restrictive covenants, including, among others, our obligation to deliver certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior Court against Kim Kelly, ND, MPH asserting claims related to the death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming us as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint sought indemnity and contribution from us and Spectrum. In November 2021, the lawsuit involving us was resolved. There was no impact to our consolidated financial position and results of operations as a result of the resolution of the case.

Item 6. Exhibits

Exhibit Number	Description

10.1#	License and Supply Agreement, dated as of July 25, 2021, by and between the Company and Sintetica, S.A. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 2021).

10.2	Loan and Security Agreement, dated September 1, 2021, by and between the Company and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 2, 2021).

10.3*#	Basic Sale and Purchase Agreement, dated as of August 18, 2021, by and between the Company and Wakamoto Pharmaceutical Co., Ltd.

10.4*#	License Agreement, dated as of August 18, 2021, by and between the Company and Wakamoto Pharmaceutical Co., Ltd.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: November 9, 2021	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

