Form 10-K
period 2021-12-31
HARROW HEALTH, INC.
filed 2022-03-10
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☒

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $196 million, based on the closing price of $9.29 for the registrant’s common stock as quoted on The Nasdaq Global Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 8, 2022, there were 27,030,127 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent stated herein.

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

We have registered trademarks, copyrights and/or pending trademark and copyright applications for a number of proprietary names in the United States, including, but not limited to: Imprimis®, ImprimisRx®, Harrow Health®, Visionology®, Dropless®, LessDrops®, Dropless Cataract Surgery®, Klarity-C®, Dropless Therapy®, MKO Melt®, and Simple Drops®. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future. All other trademarks, service marks and trade names included or incorporated by reference into this Annual Report on Form 10-K (this “Annual Report”), are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are an ophthalmic-focused healthcare company. Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses, and Visionology, Inc. (“Visionology”), a direct-to-consumer eyecare subsidiary focused on chronic vision care. In addition, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently deconsolidated. We also own royalty rights in various drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology-focused prescription pharmaceutical business. From its inception in 2014, ImprimisRx, whose business consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer-service capabilities, has offered physician customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs, ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare-dedicated prescribers and institutions. Our current ophthalmology formulary includes over 20 compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Our compounded medications include various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (“cGMPs”) or other guidance documents from the U.S. Food and Drug Administration (the “FDA”), in our FDA-registered New Jersey outsourcing facility.

Over the past two years, in order to more fully serve the needs of our growing customer base, we have invested in broadening ImprimisRx’s product portfolio to include FDA-approved products. Our investments in this regard have led to commercial partnerships to sell DEXYCU® (“Dexycu”) and Avenova, the acquisition of two later stage drug candidates, and the recent acquisition of U.S. rights to four FDA-approved ophthalmic products. These transactions, and those we are continuing to pursue, are focused in eyecare pharmaceuticals. We believe that our continued investments in these and other products will enable us to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs.

DEXYCU®

ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the right to promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays ImprimisRx a fee that is calculated based on the quarterly sales of Dexycu in the U.S.

IOPIDINE®, MAXITROL® EYE DROPS, MOXEZA®

In December 2021, we entered into an Asset Purchase Agreement (the “NVS Agreement”) with Novartis Technology, LLC and Novartis Ophthalmics AG (together, “NVS”), pursuant to which we acquired U.S. commercial rights to four FDA-approved ophthalmic medicines:

●	IOPIDINE 1% (apraclonidine hydrochloride) is indicated to control or prevent post-surgical elevations in intraocular pressure (IOP) that occur in patients after argon laser trabeculoplasty, argon laser iriodotomy or Nd:YAG posterior capsulotomy;

●	IOPIDINE 0.5% (apraclonidine hydrochloride) is for short-term adjunctive therapy in patients on maximally tolerated medical therapy who require additional IOP reduction;

●	MAXITROL (neomycin/polymyxin B/dexamethasone) is an eye drop used to treat steroid-responsive inflammatory ocular conditions where bacterial infection or a risk of bacterial ocular infection exists; and

●	MOXEZA 0.5% (moxifloxacin hydrochloride) is a topical fluoroquinolone anti-infective eye drop used to treat bacterial conjunctivitis.

Pursuant to the NVS Agreement, NVS will continue to sell the products and transfer the net profit to us for a transitional period of approximately six months after the date of execution. Following the transition period, we expect to have the products manufactured by third parties and commercialize the products for the U.S. market.

We believe by expanding our product portfolio to include these branded FDA-approved products, we will be positioned to leverage our ImprimisRx platform to introduce unique lifecycle management strategies that could grow sales and address needs of our customers that we are unable to meet with our other compounded product offerings.

AMP-100

In July 2021, we acquired the exclusive marketing and supply rights to AMP-100 in the U.S. and Canada from Sintetica S.A. (“Sintetica”). AMP-100 is a patented, ophthalmic topical anesthetic drug candidate. If FDA-approved, the active ingredient used in AMP-100 will be the first approved use of this active ingredient in the U.S. ophthalmic market.

The safety and efficacy of AMP-100 were evaluated in various clinical trials, including a Phase 2/3 randomized, double-masked, vehicle-controlled, efficacy, safety and tolerability study in healthy volunteers and a non-inferiority Phase 3 study of 342 patients undergoing cataract surgeries, comparing AMP-100 to an active comparator. Ultimately, these studies demonstrated:

●	AMP-100 is generally well tolerated, and the most common adverse event was mydriasis (dilation of pupil) in about 20% of patients,;

●	AMP-100 has similar onset of action and met the primary endpoint of a Phase 3 non-inferiority study comparing AMP-100 to an active control (Phase 3);

●	Anesthesia success of patients receiving AMP-100 was 95% vs. 20% with placebo (Phase 2/3 study) and;

●	AMP-100 has been shown to have predictable offset (end of anesthesia) within a narrow bell curve (i.e. no wide variance).

A new drug application (“NDA”) for AMP-100 was submitted by Sintetica to the FDA in the fourth quarter of 2021 and the FDA has assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of October 16, 2022. If approved, we expect our initial commercial focus of AMP-100 to be on ophthalmic procedures that traditionally require the eye to be anesthetized.

AMP-100 is protected by one issued patent and another patent-pending. The issued patent includes composition of matter and method of use claims and could provide protection for AMP-100 into 2037.

MAQ-100

In August 2021, we acquired exclusive marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We intend to leverage the clinical data used for Japanese market approval of MaQaid to support a clinical program and U.S. market NDA submission of MAQ-100 for visualization during vitrectomy. We intend to request a meeting with FDA during the first half of 2022 to discuss our planned clinical program for MAQ-100.

We expect to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market.

Visionology

Visionology, a direct-to-consumer online eye health platform, leverages our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States. We recently launched a proof-of-concept model for Visionology within certain U.S. markets, and if successful, expect to expand the launch on a nationwide basis in 2022.

Ophthalmology Market

For any ocular procedure, a surgeon may require drugs for sedation, dilation, inflammation and infection prevention, and ocular surface preservation. The cataract surgery market continues to experience significant growth. According to Market Scope, approximately 4.2 million cataract surgeries were performed in the U.S. in 2019. The National Eye Institute estimates that over 24 million Americans currently have cataracts and that this number will grow to 38 million by 2030 and reach more than 50 million by 2050. In addition, the American Academy of Ophthalmology (AAO) estimates that over one-half of Americans require some form of vision correction and 43 million of these individuals are candidates for refractive surgery. Nearly 96 percent of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to Statista, an estimated 600,000 LASIK procedures were performed in the U.S. in 2015.

According to the Glaucoma Research Foundation, there are over 3 million Americans with glaucoma but only half are aware they have it. Open-angle glaucoma (the most common type of glaucoma) is a condition of increased intraocular pressure that causes gradual loss of sight. Glaucoma is incurable, and if not managed, can lead to blindness. Generally, the first line of treatment consists of a prostaglandin analogue (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics and steroids. According to a 2013 article in Glaucoma Today, up to 50% of glaucoma patients require more than one drug following a few months of initial treatment and there is a direct correlation between the number of glaucoma bottles and decreased adherence; however, the FDA has yet to approve a PGA combination product despite combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) available outside of the U.S. According to a 2017 Market Scope report, the glaucoma pharmaceuticals market is expected to reach $5.3 billion in 2022.

Dry eye occurs when the eye does not produce enough tears, or when the tears are not of the correct consistency and evaporate too quickly. Inflammation of the surface of the eye may also occur. We believe that dry eye disease (“DED”) affects over 30 million people in the U.S., and a major epidemiological study, the Beaver Dam Offspring Study, published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, DED was self-reported by 14.5% of the patients. According to a 2017 Market Scope report, the global dry eye treatments market is expected to grow from $3.7 billion in 2017 to $4.9 billion in 2022. Dry eye is among the most common conditions seen by eyecare professionals.

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

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors, and we dispense our formulations in all 50 states, Puerto Rico and in select markets outside the United States.

Our Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for the patient and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

Section 503B of the FDCA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility.” Outsourcing facilities are permitted to compound large quantities of drugs without a prescription and distribute them out of state with certain limitations, such as the formulation appearing on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appearing on the FDA’s “clinical need” list. Entities voluntarily registering with FDA as outsourcing facilities are subject to additional requirements that do not apply to compounding pharmacies (operating under Section 503A of the FDCA), including adhering to standards such cGMPs or other FDA guidance documents and being subject to regular FDA inspection.

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

Carved-Out Businesses (De-Consolidated Businesses)

We have ownership interests in Surface, Melt, and Eton Pharmaceuticals, Inc. (“Eton”) and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock, which is approximately 20% of the equity and voting interests as of December 31, 2021. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

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

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of the equity and voting interests issued and outstanding as of December 31, 2021. In September 2021, we provided Melt with a senior secured loan in the amount of $13,500,000, which is intended to fund the Phase 2 program of MELT-300. In connection with the loan, we also were provided the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of its drug candidates for a period of five years. Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-300, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-300. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage pharmaceutical company focused on developing and commercializing innovative drug products. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, Eton closed an offering of its Series A Preferred Stock, as a result of which we gave up our controlling interest in it. In November 2018, Eton completed an initial public offering of its common stock. We own 1,982,000 shares of Eton common stock, which is less than 10% of Eton’s equity and voting interests issued and outstanding as of December 31, 2021.

Sales and Marketing

The focus of our sales and marketing is in the U.S. We do, however, believe that our proprietary drug formulations, drug candidates and drug products could have commercial appeal in international markets, and in the past we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada. Our sales and marketing efforts are currently organized into two teams, the larger of which focuses on our ophthalmology pharmaceutical business and the other on our non-ophthalmology pharmaceutical compounding business. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our compounded formulations. We expect that we may experience growth in the sales of our proprietary pharmaceutical compounded formulations in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function.

We expect to continue to acquire and/or develop additional FDA-approved ophthalmic drugs that allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market. As we execute this strategy, we will likely expand our sales and marketing team, expertise and expenses. This would include the addition of market access expertise and team members, where roles include discussions with payors regarding the costs and benefits of our products for their members, assisting with the addition of our products to the medical policy of payors, and providing the market with assistance regarding reimbursement queries.

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

Reimbursement Options

Dexycu is covered under Medicare Part B, and we are developing drug candidates that we believe will be covered under Medicare Part B. New drugs approved by the FDA that are used in surgeries performed in hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of the Centers for Medicare & Medicaid Services (“CMS”), pass-through status applies for a period of three years, measured from the date Medicare makes its first pass-through payment for the product, following which the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Following expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in the ASC setting can qualify for ongoing separate payment. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019.

We are working with outside consultants to potentially gain an extension to the transitional payment system, or to separate the drug payment from the bundled cataract surgery payment after the three-year transitional payment ends and continue to be reimbursed separately for a longer period of time, potentially through patent life. Unless extended, Dexycu transitional pass-through reimbursement status will expire on December 31, 2022, which will have an adverse impact on our commission revenues from this product.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, MOXEZA, MAXITROL and IOPIDINE, are and we expect that other drug candidates we are developing, if approved, will be eligible for reimbursement by third-party payors. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other drug products and candidates. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant challenges for products to be eligible for reimbursement in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and, in some cases, by refusing to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material adverse effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-party payors in order to make our drug products and candidates available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our drug products and candidates, the market acceptance and opportunity for them may be limited.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of March 1, 2022, we owned and/or licensed 117 total issued and pending patent applications, which includes 18 U.S. issued patents, 11 international issued patents, and 88 U.S. and foreign/international patent pending applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 1, 2022, we had, on a worldwide basis, 162 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks including, but not limited to: Imprimis®, ImprimisRx®, Harrow Health®, Dropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, MKO Melt®, and Simple Drops®. We may choose to pursue trademark protection in other jurisdictions for any one or more of these or other marks in the future.

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

FDA New Drug Application Process

As discussed in other sections of this Annual Report, we are pursing, and may continue to pursue, alone or with project partners, FDA approval to market and sell one or more of our formulations through the FDA’s NDA process. As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies, to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of a drug. Results of post-marketing programs may limit or expand the further marketing of a product.

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

Section 505(b)(2) New Drug Applications

As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a Section 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication. The AMP-100 NDA that was submitted and we expect the MAQ-100 NDA will be submitted as Section 505(b)(2) NDAs.

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

Federal law limits compounding pharmacies from engaging in the practice of anticipatory compounding, which involves preparing compounded medications before the actual receipt of a prescription or practitioner’s order, unless the compounding pharmacy has a history of filling certain prescriptions for a customer. In such cases, it is acceptable to engage in anticipatory compounding or the preparation of larger batches so that medications will be ready when they are needed. Anticipatory compounding also reduces the cost of compounded medications, as economies of scale can be realized by producing larger batches. Anticipatory compounding also leads to less wasted chemicals, dilutions, fillers, and other associated products that are produced, and greater accuracy and uniformity in finished medications, as larger batches decrease the variation caused by preparing multiple, smaller batches. Based on our history of meeting the needs of our customers, we are able to anticipatorily compound batches of our formulations for our customers, per the applicable regulations.

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

Further, under federal law, Section 503A of the FDCA previously had language that implied a limitation of the amount of compounded products that a pharmacy can distribute interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. In January of 2019, the FDA released the “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA planned to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. On October 27, 2020, the FDA announced availability of a final MOU, Addressing Certain Distributions of Compounded Human Drug Products Between the State Board of Pharmacy or Other Appropriate State Agency and the Food and Drug Administration (the “Final MOU”). The Final MOU describes the responsibilities of a state board of pharmacy, or other appropriate state agency that chooses to sign the Final MOU, in investigating and responding to complaints related to drug products compounded in such state and distributed outside such state and in addressing the interstate distribution of inordinate amounts of compounded human drug products. Additionally, as part of the Final MOU, the FDA refined the definition of “inordinate amount,” a threshold for certain information identification and sharing which does not place a limit on the distribution of compounded human drug products interstate by a pharmacy located in a state that has entered into the Final MOU. Section 503A of the FDCA sets a 5% limit on compounded drugs distributed outside the state by a pharmacist, pharmacy or physician located in a state that has not entered into the Final MOU. States have 365 days to sign the Final MOU, before the FDA intends to enforce the 5% limit described in Section 503A of the FDCA in states that have not signed the Final MOU. Our pharmacy is based in the state of New Jersey, and based on feedback we have received from the state board of pharmacy in New Jersey, we believe the state board of pharmacy in New Jersey will sign the Final MOU and as a result, our operations will not be materially affected by the Final MOU. In the event New Jersey does not sign the Final MOU, our pharmacy that operates under Section 503A may be materially affected and we will transition as many prescription orders as possible to our outsourcing facility, which is not subject to the Final MOU.

In February 2022, the FDA said it would suspend implementation of the Final MOU and engage in a formal rulemaking process. During the rulemaking process, the agency will not enter into new agreements with states based on the Final MOU. The FDA does not expect states that have signed the Final MOU to carry out the activities described in the Final MOU. Thus, there is no reporting requirement for any pharmacy concerning interstate shipments pursuant to Section 503A and will not be until the Final MOU is finalized through the rulemaking process, which will include the engagement of a notice-and-comment and rulemaking period to implement certain provisions of Section 503A. The agency indicated that the process may take “several years” to complete. In the same announcement, the FDA stated it does not intend to enforce the statutory 5% limit on the distribution of compounded drugs out of the state in which they are compounded by compounders located in states that do not sign the Final MOU for the duration of the rulemaking process.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The Drug Quality and Security Act of 2013 (the “DQSA”) clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient and are subject to limitations on anticipatory compounding for distribution, which generally permit anticipatory compounding only based on historical prescription volumes.

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distributing them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. In January 2017, the FDA issued Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the FFDCA (“Interim Policy”) that informs stakeholders about how the FDA intends to exercise its enforcement discretion for compounding with those substances on a “Category 1 list” while the agency compiles and evaluates its clinical needs list, as well as in March 2019 the FDA issued Evaluation of Bulk Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug and Cosmetic Act which provides further guidance as to the FDA’s policy for evaluating bulk drug substances nominated for use in compounding by outsourcing facilities. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations in NJ are governed by Section 503A of the FDCA, and our New Jersey based outsourcing facility is governed by Section 503B of the FDCA.

On July 30, 2020, the FDA issued a notice for comments related to certain bulk drug substances to be removed from the 503B Bulk’s List (or Category 1 List). Included in this notice for comment were certain bulk drug substances which we currently use in some of our compounded products. In the event one or more of these bulk substances are ultimately removed from the Category 1 List, we intend to utilize commercially available versions of these substances or similar active pharmaceutical ingredients as replacements of the bulk powders contained in our sterile products. In addition, nothing in the FDA’s notice affects the dispensing of bulk powder-containing products from our 503A pharmacy. Nonetheless, if all or some of the bulk drug substances we use are removed from the 503B Bulk’s List, this may result in a disruption in our operations, revenues and cash flows. In addition, during September 2020 through January 2021, NJOF was inspected by the FDA (the “2020 Inspection”) and certain observations were made by FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection of NJOF. In addition, during the 2020 Inspection, the FDA noted that we were compounding drugs for which there is no change that produces for an individual patient a clinical difference, as determined by a prescribing practitioner, between a compounded drug and the comparable approved drug. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis.

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

We prepare our compounded formulations in accordance with the standards provided by the USP <795> and USP <797> and applicable state and federal law. In September 2021, USP announced proposed revisions to USP <795> and <797> for public comment. The proposed revisions include limitations on, among others, beyond use dating of sterile and preservative-free products and on batch sizes. After a comment and review period, we expect USP to announce the final revisions to USP guidelines in 2022 or 2023 with an effective date some time in 2023 or 2024. If adopted as originally proposed, the proposed revisions to USP <797> would likely have a negative impact on revenues generated from our 503A compounding pharmacy and limit the number of products we could sell from our 503A pharmacy.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states and certain other countries have enacted privacy and security laws that protect identifiable patient information that is not health-related. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”) that creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. The CCPA will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

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

To the extent we obtain third-party reimbursement for our drug products, drug candidates, and compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

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

COVID-19 Pandemic

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors,” included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

Our research and development (“R&D”) expenses incurred in 2021 and 2020 primarily include expenses related to the upfront and milestone payments from the acquisition and licensing of technology for drug and product candidates that are not yet approved by the FDA (acquired in-process R&D), development of intellectual property, researcher and investigator-initiated evaluations, and formulation development related primarily to our ophthalmic formulations and certain other assets, in addition to costs associated with our drug candidate development programs.

During the year ended December 31, 2021, we incurred $11,084,000 in R&D expenses, compared to $2,413,000 during the year ended December 31, 2020. The increase is related to milestone payments and the $8,117,000 payment to Sintetica related to our acquisition of rights to AMP-100 along with increased costs associated with the clinical program for MAQ-100.

Financial Information About Segments and Geographic Areas

Management evaluated the Company’s 2021 performance based on operating segments. Segment performance for its two operating segments was based on segment contribution. Our reportable segments consisted of (i) our commercial stage pharmaceutical business (Pharmaceutical Compounding), generally including the operations of our ImprimisRx business; and (ii) our start-up operations associated with our pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for our segments represented net revenues less cost of sales, R&D expenses, selling and marketing expenses, and select general and administrative expenses. Management did not evaluate the following items at the segment level:

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs;

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, our board of directors and principal executive officers, investor relations and other like shared expenses;

●	Other select revenues and operating expenses including R&D expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by both segments; and

●	Total assets including capital expenditures.

Management defined segment net revenues as pharmaceutical compounded drug sales, revenues from licenses and other revenues derived from related agreements.

Cost of sales within segment contribution includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

Selling, general and administrative expenses consisted mainly of personnel-related costs, marketing and promotion costs, distribution costs, professional service costs, insurance, depreciation, facilities costs, transaction costs, and professional services costs, which are general in nature and attributable to the segment.

Beginning in 2022, due to shifts in the Company’s strategic plans to further focus on growing the Company’s ImprimisRx business and suspension of activities related to starting up development-stage pharmaceutical companies, along with changes to the Company’s organizational and internal reporting structure, management will no longer evaluate the Company’s business in two segments and will instead focus on the performance of the business as a single operating business.

See Note 19 to our consolidated financial statements included in this Annual Report for more information about our reportable segments.

Human Capital

As of March 1, 2022, we employed 182 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractors and consultants on an as-needed basis, and our salesforce is comprised primarily of contract sales organizations and contract labor.

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates in the U.S.. We believe that we continue to attract and retain superior talent as measured by our turnover rate and employee service tenure.

Total Rewards

Our total rewards philosophy has been to create investment in our workforce by offering competitive compensation and benefits packages. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards. We also offer comprehensive employee benefits, which vary by country and region, such as life, disability, and health insurance, health savings and flexible spending accounts, paid time off, and a 401(k) plan. It is our expressed intent to be an employer of choice in our industry by providing market-competitive compensation and benefits packages.

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

These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 and 2021 in light of COVID-19. To protect and support our essential team members, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), and instituting screening before accessing buildings. In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our employees onsite in our office location based in California. To aid in containing the spread of COVID-19, we have implemented remote-work options when appropriate and are limiting employee travel. We are monitoring this rapidly evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, sexual orientations, as well as education, skill sets and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

Training and Development

We believe in encouraging employees in becoming lifelong learners by providing ongoing learning, training and leadership opportunities. We provide our employees with a tuition reimbursement program, and in certain instances, onsite training programs. While we strive to provide real-time recognition of employee performance, we have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where training and development may be needed.

Corporate Transparency

In early 2022, we released and published on our corporate website (harrowinc.com) our Corporate Transparency Report, which describes and summarizes the initiatives the Company has undertaken and associated metrics related to certain issues including:

●	Energy, Emissions, Waste and Water	●	Embracing our Community
●	Supply Chain Management	●	Innovation/Sustainable Products
●	Community Involvement	●	Employee Health and Safety
●	Employee Recruitment, Development and Retention	●	Governance
●	Employee Diversity	●	Drug Safety
●	Business Ethics, Compliance and Bribery	●	Data Protection, Patient Data Privacy

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

Our corporate headquarters are located at 102 Woodmont Blvd., Suite 610, Nashville, Tennessee, 37205, and our telephone number at such office is (615) 733-4730. Our website address is www.harrowinc.com. Information contained on our website is not deemed part of this Annual Report.

ITEM 1A. RISK FACTORS

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to the COVID-19 pandemic, financial risks, operational risks, human capital risks, legal proceedings and regulatory risks and certain general risks, which could have a material adverse effect on our business results of operations, financial condition and prospects. Risks that we deem material are described under “Risk Factors” below and include, but are not limited to, the following:

●	Our ability to achieve and maintain profitability for our business;
●	Our ability to successfully market, commercialize, and sell current and future products;
●	The potential adverse impact of health epidemics, including the COVID-19 pandemic;
●	Securing and maintaining patent or other intellectual property protection for our products and related improvements;
●	Market acceptance of our drug products, drug candidates, compounded drugs and pharmacies;
●	Our ability to successfully research, develop and timely manufacture our current and future products and drug candidates;
●	Governmental regulations, including, but not limited to, potential changes to USP 797, 503B bulks list and others, that could or currently do burden operations or narrow the market for our products;
●	Our exposure to liabilities and reputation harm if our products give rise to defects, recalls, patient injury or death;
●	Our current indebtedness and ability to access additional capital;
●	Our ability to attract customers and increase sales of current and future products;
●	Our ability to obtain marketing approval and ongoing expense associated with it for any of our drug candidates, including those we own royalty rights of;
●	Our reliance on third parties for manufacturing certain components, FDA approved drugs and to conduct clinical trials;
●	Our ability to enforce protect our intellectual property rights along with the potential of future legal proceedings filed against us claiming intellectual property infringement;
●	Retention, recruitment, and training of senior management and key personnel;
●	Volatility of the price of our common stock; and
●	Our stock price falling as a result of future offerings or sales.

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

We may not be profitable in the future.

As of December 31, 2021, our accumulated deficit was $(95,407,000). Our current projections indicate that we will have operating income and/or net income during 2022; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development, and our pharmaceutical compounding business, which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through our compounding pharmacies and outsourcing facilities, along with the sale and marketing of FDA-approved products and drug candidates through third-party wholesaler and pharmacy channels. We have limited experience operating pharmacies and commercializing compounded formulations and selling FDA-approved products, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our products and formulations. Although we have established and plan to grow our internal sales teams to market and sell our products and formulations and other non-proprietary products, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our products and formulations to generate significant revenue from sales of these products. In addition, we are substantially dependent on our ImprimisRx compounding pharmacies and outsourcing facilities, along with any pharmacy partners with which we may contract to compound and sell our formulations and products using our quality standards and specifications, in a timely manner and sufficient volumes to accommodate the number of prescriptions they receive. Our pharmacies may be unable to compound our formulations successfully, and we may be unable to acquire, build or enter into arrangements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, which would cause our business to suffer.

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

On March 18, 2020, CMS released guidance for U.S. healthcare providers to limit all elective medical procedures in order to conserve personal protective equipment and limit exposure to COVID-19 during the pendency of the pandemic. Many of our customers use our products in procedures impacted by the guidance. In addition to limiting medical procedures, many hospitals and other healthcare providers have strictly limited access to their facilities during the pandemic. We cannot predict the duration or scope of the pandemic, actions that may be taken by governments and businesses in response to the pandemic, or the impacts of the pandemic on healthcare systems. The impacts of the pandemic may include, but are not limited to:

●	Reduced revenues from our customers, including our major customers, whose products are impacted by CMS guidance to limit elective medical procedures;
●	Diminished ability or willingness of third parties to market, distribute and sell our products, due to reduced demand from, or lack of access to, healthcare facilities and providers;
●	Diminished ability, or inability, to complete clinical trials and other activities required to achieve regulatory clearance of our products under development due to lack of access to healthcare facilities, healthcare providers and patients;
●	Diminished or lost access to third-party service providers that we use in our research and development or marketing efforts;
●	Reduced cash flow from our operations due to reductions in revenues or collections from our customers and increases in operating costs related to actions we have taken in response to the pandemic;
●	Reduced business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;
●	Increased susceptibility to the risk of information technology security breaches and other disruptions due to increased volumes of remote access to our information systems from our employees working at home;
●	Inability to source sufficient components used in our products due to disruptions in supply chains;
●	Diminished ability to identify, evaluate and acquire, or effectively integrate, complementary businesses, products, materials or technologies due to travel restrictions, physical distancing protocols, and lack of access to third-party service providers related to our development activities;
●	Loss of manufacturing capacity, which could lead to failures to meet product delivery commitments, or increased operating costs if one of our facilities were to experience a COVID-19 outbreak;
●	Difficulties in assessing and securing intellectual property rights due to lack of access to, or delayed responsiveness of, third-party service providers or governmental agencies;
●	Diminished ability to retain personnel over concerns about workplace exposure to COVID-19, or to hire and effectively train new personnel, due to physical distancing protocols; and
●	Impairment of goodwill or other assets due to reductions in the fair value of our reporting units.

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

Our operations, and those of contract research organizations (“CROs”), contractors and consultants, could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of our contract manufacturers or the contract manufacturers of our development partners are affected by a man-made or natural disaster or other business interruption.

We sell our proprietary formulations primarily through pharmaceutical compounding facilities we own, but we may not be successful in our efforts to integrate these businesses into our operations.

We currently have two compounding facilities in New Jersey. We may expand our pharmacy operations and personnel. We have developed “ImprimisRx” as a uniform brand for our compounding facilities and ophthalmology focused pharmaceutical business. We have limited experience acquiring, building or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with pharmacies. In addition, as we have in the past purchased and operated certain pharmaceutical compounding businesses and pharmacies and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

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

An incident similar to the fungal meningitis outbreak in 2012, which was caused by a compounding pharmacy employing a non-sterile-to-sterile business model, could cause our customers to reduce their use of compounded formulations significantly or even stop using compounded drugs altogether. States have in the past, and could in the future, enact regulations prohibiting or restricting the use of compounding pharmacies and outsourcing facilities in response to such incidents. Such prohibitions or restrictions by states or reduced customer demand as a result of an incident with compounded drugs and formulations could have a material adverse effect on our business, results of operations and financial condition.

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

We have worked and communicated, and will continue to work and communicate, with the FDA to assure that all allegations in the warning letters and 483s have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s 483, warning letters and those related to the MedWatch notification (and any other requirements observed by the FDA and noted to us), and we do not believe there will be any further action taken by the FDA in these matters. Nonetheless, these items increased further scrutiny and negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA-approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons, physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Our business is significantly impacted by state and federal statutes and regulations.

Our proprietary compounded formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations. We own, we are pursuing FDA approval to market and sell drug candidates, both owned by us and by Melt and Surface, FDA approval of those drug candidates, along with the marketing and sale of FDA-approved drugs and compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing those products and compounding pharmacies. These compounding statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, compared to the market available for FDA-approved drugs.

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

On October 27, 2020, the FDA announced availability of a final Memorandum of Understanding, Addressing Certain Distributions of Compounded Human Drug Products Between the State Board of Pharmacy or Other Appropriate State Agency and the Food and Drug Administration (the “Final MOU”). The Final MOU describes the responsibilities of a state board of pharmacy, or other appropriate state agency that chooses to sign the Final MOU, in investigating and responding to complaints related to drug products compounded in such state and distributed outside such state and in addressing the interstate distribution of inordinate amounts of compounded human drug products. Additionally, as part of the Final MOU, the FDA refined the definition of “inordinate amount,” a threshold for certain information identification and sharing which does not place a limit on the distribution of compounded human drug products interstate by a pharmacy located in a state that has entered into the Final MOU. Section 503A of the FDCA sets a 5% limit on compounded drugs distributed outside the state by a pharmacist, pharmacy or physician located in a state that has not entered into the Final MOU.

In February 2022, the FDA said it would suspend implementation of the Final MOU and engage in a formal rulemaking process. During the rulemaking process, the agency will not enter into new agreements with states based on the Final MOU. The FDA does not expect states that have signed the Final MOU to carry out the activities described in the Final MOU. Thus, there is no reporting requirement for any pharmacy concerning interstate shipments pursuant to Section 503A and will not be until the Final MOU is finalized through the rulemaking process, which will include the engagement of a notice-and-comment and rulemaking period to implement certain provisions of Section 503A. The agency indicated that the process may take “several years” to complete. In the same announcement, the FDA stated it does not intend to enforce the statutory 5% limit on the distribution of compounded drugs out of the state in which they are compounded by compounders located in states that do not sign the Final MOU for the duration of the rulemaking process.

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

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our compounding pharmacies are in material compliance with applicable regulatory requirements. Further, if any of our compounding pharmacies (including Park) fail to comply with regulatory requirements, they could be forced to permanently or temporarily cease or limit their compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Sections 503A and 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Additionally, the permanent injunction entered on July 22, 2019, by the United States District Court of the Central District of California in the Allergan litigation (also referenced in Item. 3 Legal Proceedings), enjoins the Company from engaging in activities that are inconsistent with current FDA guidelines for 503A and 503B operations. While the Company believes its operations fully comply with the injunction, if the Court were to find the Company to be in violation of the injunction, further sanctions, including fines and limitations on the pharmacies’ operations, could occur.

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

In September 2021, USP announced proposed revisions to USP <795> and <797> for public comment. The proposed revisions include limitations of beyond use dating of sterile and preservative-free products, and limitations on batch sizes, among other items. After a comment and review period, we expect USP to announce the final revisions to USP guidelines in 2022 or 2023 with an effective date some time in 2023 or 2024. If adopted, the proposed revisions to USP <797> would likely have a negative impact on revenues generated from our 503A compounding pharmacy and limit the number of products we could sell from our 503A pharmacy.

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

We carry product and professional liability insurance, which may be inadequate.

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

We plan to pursue the development of new proprietary compounded formulations in the ophthalmology and/or other therapeutic areas, which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We also intend to seek opportunities to FDA approved products and drug candidates. However, we expect acquisitions of compounding pharmacies to provide us with only limited research and development support and access to additional novel compounded formulations. We have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements to obtain rights to develop new formulations and FDA approved products in the future, but only if we are able to identify attractive products and formulations and negotiate acquisition or license agreements on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development and commercial opportunities from third parties and we are unable to rely upon our compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

Our product development strategy is to focus on a ophthalmology and eye care related products and formulations in which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations and products within these therapeutic areas that could afford us with gross and operating margins consistent with our current and historical figures. However, our expectations and assumptions about market potential and patient needs may prove to be wrong, and we may invest capital and other resources on products, drug candidates, and formulations that do not generate sufficient revenues for us to recoup our investment.

We may be unable to successfully develop and commercialize our proprietary formulations or any other assets we may acquire.

We have acquired assets related to compoundable formulations, drug products and drug candidates. We are currently pursuing development and commercialization opportunities with respect to a number of these products, drug candidates and formulations, and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. Once we determine to pursue a potential drug candidate, we develop a commercialization strategy for it, which may include marketing and selling the formulation in compounded form through compounding pharmacies or outsourcing facilities, or pursuing FDA approval of the drug candidate. We may incorrectly assess the risks and benefits of the commercialization options or we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our proprietary formulations, drug products and drug candidates, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, drug products and drug candidates, we may never recoup our investment in acquiring or developing the formulations, drug products and drug candidates. Our failure to identify and expend our resources and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations, drug products and drug candidates would negatively impact the long-term profitability of our business.

We may need additional capital in order to continue operating our business, and such additional funds may not be available when needed, on acceptable terms, or at all.

We only recently started generating cash from operations, but we do not currently earn sufficient revenues to support our operations. We may need significant additional capital to execute our business plan, execute on future acquisitions and fund our proposed business operations. Additionally, our plans may change or the estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of FDA-approved products, drug candidates, pharmacies or other strategic transactions that involve large expenditures, or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We raised over $85,000,000 in funds through equity and debt financings in April, May and June 2021. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

We have in the past and may in the future participate in strategic transactions that could impact our liquidity, increase our expenses and distract our management.

From time to time, we consider engaging in strategic transactions, such as out-licensing or in-licensing of compounds, drug candidates, drug products or technologies, acquisitions of companies, and asset purchases. We may also consider a variety of different business arrangements in the future, including strategic partnerships, joint ventures, spin-offs, carve-outs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur expenses specific to the transaction and not incident to our operations, may increase our near- and long-term expenditures, may pose significant integration challenges, may require us to hire or otherwise engage personnel with additional expertise, or may result in our selling or licensing of our assets or technologies under terms that may not prove profitable, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates, technologies or businesses.

As part of our efforts to complete any significant transaction, we would need to expend significant resources to conduct business, regulatory, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. We may be unsuccessful in ascertaining or evaluating all the risks and, as a result, we may not realize the expected benefits of the transaction, whether due to unidentified risks, integration difficulties, regulatory setbacks or other events. We may incur material liabilities for the past activities of any businesses we partner with or acquire. If any of these events occur, we could be subject to significant costs and damage to our reputation, business, results of operations and financial condition.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our drug candidates successfully.

We have built an internal sales and marketing infrastructure to implement our business plan by developing internal sales teams and education campaigns to market our proprietary formulations and FDA-approved drug products. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage or enter into other arrangements with third parties to provide sales and marketing services for us in place of or to supplement our internal commercialization infrastructure. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations, drug products and pharmacy services. Further, any third-party organizations we may seek to partner with or engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services or other arrangements, we may be unable to sell our formulations, drug products or services or generate meaningful revenues.

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

We are substantially dependent on consultants and other outside contractors and service providers for key aspects of our business. For instance, we rely upon pharmacist, physician and research consultants and advisors to provide us with significant assistance in the evaluation of product development opportunities, and we have engaged or supported, and expect to continue to engage or support, consultants, advisors, contract manufacturers, clinical research organizations (“CROs”), and others to design, conduct, analyze and interpret the results of any clinical or non-clinical trials or other studies in connection with the research and development of our products. If any of our consultants or other service providers terminates its engagement with us, or if we are unable to engage highly qualified replacements as needed on commercially reasonable terms, we may be unable to successfully execute our business plan. We must effectively manage these third-party service providers to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, these third parties often engage in other business activities and may not devote sufficient time and attention to our activities, and we may have only limited contractual rights in connection with the conduct of the activities we have engaged the service providers to perform. If we are unable to effectively manage our outsourced activities or if the quality, timeliness or accuracy of the services provided by third-party service providers is compromised for any reason, our development activities may be extended, delayed or terminated, and we may not be able to commercialize our formulations or advance our business.

Risks Related to the Senior Notes

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

In April, May and June 2021, we issued $75,000,000 aggregate principal amount of 8.625% senior notes due 2026 (the “Notes”). We may incur additional indebtedness in the future. Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instruments contain, or from time to time may contain, various restrictive covenants, including, among others, our obligation to deliver certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

A lack of an active trading market for the Notes could adversely affect the market price of the Notes or limit a holder’s ability to sell them.

The Notes are quoted on Nasdaq under the symbol “HROWL.” Although the Notes are quoted, we cannot provide any assurances that an active trading market will be maintained for the Notes or that a holder will be able to sell the Notes. If the Notes are traded, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the Notes may make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure a holder that a liquid trading market will develop for the Notes, that a holder will be able to sell the Notes at a particular time or that the price received will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

We may issue additional notes.

Under the terms of the indenture governing the Notes, we may from time to time, without notice to or the consent of the holders of the Notes, create and issue additional notes which will be equal in rank to the Notes.

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

We could enter into various transactions that could increase the amount of our outstanding debt or adversely affect our capital structure or credit rating.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as drug candidates that we have royalty interests in that are being developed by Melt and Surface, AMP-100, and MAQ-100, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Historically, our business strategy was focused on developing and commercializing product opportunities as compounded formulations. In more recent years, we have sought, and in the future, we, alone or with project partners, intend to seek, FDA regulatory approval to market and sell one or more of our assets as an FDA-approved drug. Obtaining FDA approval to market and sell pharmaceutical products is costly, time-consuming, uncertain and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a drug candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any potential drug candidates, we will be required to demonstrate through pre-clinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a drug candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a drug candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the drug candidate.

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

Our drug candidates are in various stages of clinical development. There is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, aspects of our business depend on the successful development, regulatory approval and commercialization of our drug candidates, which may never occur.

If we are not able to obtain required regulatory approvals for a drug candidate, we will not be able to commercialize such drug candidate and our ability to generate revenues will be limited.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an IND for our drug candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRBs”) may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency (the “EMA”), or other regulatory agencies for marketing approval;

●	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Excluding any activities through our ownership interest in Eton, we have not received regulatory approval to market our drug candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and CROs, with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

Even if we obtain regulatory approval for any of our drug candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations (“cGCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a drug candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional pre-clinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

In the United States, the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

Our success will depend in part on our ability to obtain and maintain patent protection for certain of our drug candidates and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against compounding pharmacies, outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own.

We also intend to seek data exclusivity or market exclusivity for our drug candidates provided under the FDCA and similar laws in other countries. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving NDAs for drugs containing the original active agent. Even if our drug candidates are considered to be reference products eligible for three years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full NDA for such product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the FDCA could result in a shorter exclusivity period for our drug candidates, which would have a material adverse effect on our business.

If we market any of our drug candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label, and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion, and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

We will be completely dependent on third parties to manufacture IOPIDINE, MAXITROL, MOXEZA, our drug candidates, and our commercialization of our drug candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our drug candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient (“API”) in our drug candidates for use in our clinical trials or for commercial product, if any. In addition, we do not have the capability to encapsulate any of our drug candidates as a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when any of our drug candidates are approved for commercialization. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our drug candidates on favorable terms to us, or at all.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our drug candidates or may not be able to create a supply of our drug candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our drug candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply any of our drug candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of any of our drug candidates if we decided to transfer the manufacture of any of our drug candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

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

We expect to rely on third parties to conduct clinical trials for our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our drug candidates, and our business would be substantially harmed.

We expect to enter into agreements with third-party CROs to conduct and manage our clinical programs, including contracting with clinical sites to perform our clinical studies. We plan to rely heavily on these parties for execution of clinical studies for our drug candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

The preparation or sale of our proprietary formulations and use of our technologies may infringe on the patent or other intellectual property rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of our affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not be available on acceptable terms or at all.

We are dependent on our Chief Executive Officer, Mark L. Baum, and other key persons for the continued growth and development of our Company.

Our Chief Executive Officer, Mark L. Baum, along with other key persons, including, but not limited to, our Chief Financial Officer, Andrew R. Boll, and the President of ImprimisRx, John P. Saharek, have played a primary role in creating and developing our current business model. We are highly dependent on these executives for the implementation of our business plan and the future development of our assets and our business, and the loss of their services and leadership could materially adversely impact our Company.

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2021. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including our ability to execute our business plan; operating results that fall below expectations; industry or regulatory developments; investor perception of our industry or our prospects; economic and other external factors; and the other risk factors discussed in this “Risk Factors” section.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Any payment of dividends on our common stock would depend on contractual restrictions, as well as our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale of substantial amounts of our common stock in the public market, or the perception that sales could occur, may cause the market price of our common stock to fall. Sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, applicable to outstanding shares, upon expiration of any lock-up periods applicable to outstanding shares, upon our issuance of shares upon the exercise of outstanding options or warrants, or upon our issuance of shares pursuant offerings of our equity securities. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future, when needed, on acceptable terms or at all.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

From time to time, including recently as a result of the COVID-19 pandemic, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any debt or equity financing more difficult to complete, more costly, and more dilutive. In the event the Company or one of its subsidiaries needed to access additional capital, failure to secure financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 35,326 square feet of lab, warehouse, and office space in Ledgewood, New Jersey, in three separate suites. The current lease term expires on July 31, 2027 and includes options to extend the lease term through 2037. This space serves as an outsourcing facility and pharmacy for ImprimisRx.

We lease approximately 5,500 square feet of office space in Nashville, Tennessee. The current lease term expires on December 31, 2024 and includes options to extend the lease term through 2034. This office serves as our corporate headquarters.

We lease approximately 5,789 square feet of office space in Carlsbad, California. The current lease term began January 1, 2022 and expires on March 31, 2025. This office generally supports the sales, general and administrative functions of ImprimisRx. Since the commencement date of this lease occurred after December 31, 2021, right-of-use assets and operating lease liabilities associated with it are not included in our consolidated balance sheet as of December 31, 2021.

We expect to lease additional space in the near term to accommodate an internally run analytical lab and expanded office use.

ITEM 3. LEGAL PROCEEDINGS

See Note 18 to our consolidated financial statements included in this Annual Report for information on various legal proceedings, which is incorporated into this Item by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and the Notes are listed on The Nasdaq Global Market under the symbols “HROW” and “HROWL,” respectively.

Holders

As of March 4, 2022, there were approximately 82 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2021.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes contained in this Annual Report on Form 10-K (this “Annual Report”). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States (GAAP). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in the “Risk Factors” section and elsewhere in this Annual Report.

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Imprimis Rx NJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, Radley Pharmaceuticals, Inc., Stowe Pharmaceuticals, Inc. and Mayfield Pharmaceuticals, Inc.

Overview

We are an ophthalmic-focused healthcare company. Our business specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses, and Visionology, Inc. (“Visionology”), a direct-to-consumer eyecare subsidiary focused on chronic vision care. In addition, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently deconsolidated. We also own royalty rights in various drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology-focused prescription pharmaceutical business. From its inception in 2014, ImprimisRx, which consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer serve capabilities, has offered physician customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs, ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare dedicated prescribers and institutions. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some of our compounded medications are various combinations of drugs formulated into one bottle and numerous preservative free formulations. Depending on the formulation, the regulations of a specific state and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (or “cGMPs”) or other FDA-guidance documents, in our FDA-registered New Jersey outsourcing facility (“NJOF”).

Over the past two years, in order to more fully serve the needs of our growing customer base, we have invested in broadening ImprimisRx’s product portfolio to include FDA-approved products. Our investments in this regard have led to commercial partnerships to sell DEXYCU® and Avenova, the acquisition of two later stage drug candidates, and the recent acquisition of U.S. rights to four FDA-approved ophthalmic products. These transactions, and those we are continuing to pursue, are focused in eyecare pharmaceuticals. We believe that our continued investments in these and other products will result in our ability to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs.

DEXYCU®

ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the right to promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays ImprimisRx a fee that is calculated based on the quarterly sales of DEXYCU in the U.S.

IOPIDINE®, MAXITROL® EYE DROPS, MOXEZA®

In December 2021, we acquired U.S. commercial rights to four FDA-approved ophthalmic medicines: IOPIDINE 1% and 0.5% (apraclonidine hydrochloride); MAXITROL (neomycin/polymyxin B/dexamethasone) eye drops; and MOXEZA (moxifloxacin hydrochloride). We believe by expanding our product portfolio to include branded FDA-approved products, we will be uniquely positioned to leverage our ImprimisRx platform to introduce unique lifecycle management strategies that could grow sales and address needs of our customers that we are unable to meet with our other compounded product offerings.

At the time of closing, we agreed to a transitional period with the seller, which is expect to last approximately six months following the closing of the transaction. During the transition period, the seller will continue to sell the products and transfer the net profit to us. Following the transition period, we expect to have the products manufactured by third parties and commercialize the products for the U.S. market.

AMP-100

In July 2021, we acquired the exclusive marketing and supply rights to AMP-100 in the U.S. and Canada from Sintetica S.A. (“Sintetica”). AMP-100 is a patented, ophthalmic topical anesthetic drug candidate. If FDA-approved, the active ingredient used in AMP-100 will be the first approved use of this active ingredient in the U.S. ophthalmic market. A new drug application (“NDA”) for AMP-100 was submitted by Sintetica to the FDA in the fourth quarter of 2021 and the FDA has assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of October 16, 2022.

MAQ-100

In August 2021, we acquired exclusive the marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We intend to leverage the clinical data used for Japanese market approval of MaQaid to support a clinical program and U.S. market NDA submission of MAQ-100 for visualization during vitrectomy. We intend to request a meeting with FDA during the first half of 2022 to discuss our planned clinical program for MAQ-100.

We expect to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage the commercial infrastructure of ImprimisRx to promote, sell, and ultimately bring these products to market.

Visionology

Visionology, a direct-to-consumer online eye health platform, leverages our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States. We recently launched a proof-of-concept model for Visionology within certain U.S. markets, and if successful, will expand the launch on a nationwide basis in 2022.

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

Almost all of our sales revenue is derived from making, selling and dispensing our compounded prescription drug formulations as cash pay transactions between us and our end-user customer. As such, the majority of our commercial transactions do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. By not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product. We sell our products through a network of employees and independent contractors, and we dispense our formulations in all 50 states, Puerto Rico and in select markets outside the United States.

Our Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the Federal Food Drug and Cosmetic Act (the “FDCA”). Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for the patient and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

Section 503B of the FDCA provides that a pharmacy engaged in preparing sterile compounded drug formulations may voluntarily elect to register as an “outsourcing facility.” Outsourcing facilities are permitted to compound large quantities of drugs without a prescription and distribute them out of state with certain limitations, such as the formulation appearing on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appearing on the FDA’s “clinical need” list. Entities voluntarily registering with FDA as outsourcing facilities are subject to additional requirements that do not apply to compounding pharmacies (operating under Section 503A of the FDCA), including adhering to standards such as current good manufacturing practices (cGMP) or other FDA guidance documents and being subject to regular FDA inspection.

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

Carved-Out Businesses (De-Consolidated Businesses)

We have ownership interests in Surface, Melt, and Eton Pharmaceuticals, Inc. (“Eton”) and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock, which was approximately 20% of the equity and voting interests as of December 31, 2021. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

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

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of the equity and voting interests issued and outstanding as of December 31, 2021. In September 2021, we provided Melt with a senior secured loan in the amount of $13,500,000, which is intended to fund the Phase 2 program of MELT-300. In connection with the loan we provided Melt, we also were provided the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of its drug candidates for a period of five years. Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-300, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-300. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage pharmaceutical company focused on developing and commercializing innovative drug products. Its pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, we gave up our controlling interest in Eton. We own 1,982,000 shares of Eton common stock, which is less than 10% of the equity and voting interests issued and outstanding of Eton as of December 31, 2021.

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

Reimbursement Options

Dexycu is covered under Medicare Part B, and we are developing drug candidates that we believe will be covered under Medicare Part B. New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of the Centers for Medicare & Medicaid Services (“CMS”), pass-through status applies for a period of three years, measured from the date Medicare makes its first pass-through payment for the product, following which the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Following expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in the ASC setting can qualify for ongoing separate payment. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019.

We are working with outside consultants to potentially gain an extension to the transitional payment system, or to separate the drug payment from the bundled cataract surgery payment after the three-year transitional payment ends and continue to be reimbursed separately for a longer period of time, potentially through patent life. Unless extended, Dexycu transitional pass-through reimbursement status will expire on December 31, 2022, which will have an adverse impact on our commission revenues from this product.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, we expect that MOXEZA, MAXITROL and IOPIDINE are, and we expect that other drug candidates we are developing, if approved, will be eligible for reimbursement by third-party payors. We may devote time and other resources to seek reimbursement and patient pay opportunities for these and other drug products and candidates. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant challenges for products to be eligible for reimbursement in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material adverse effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-party payors in order to make our drug products and candidates available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our drug products and candidates, the market acceptance and opportunity for them may be limited.

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

Recent Developments

The following describes certain developments in 2021 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this Annual Report for additional information about each of these developments.

Acquisition of U.S. Rights to MAXITROL Eye Drops, IOPIDINE and MOXEZA

On December 17, 2021 (the “Closing Date”), we entered into an Asset Purchase Agreement (the “NVS Agreement”) with Novartis Technology, LLC and Novartis Ophthalmics AG (together, “ NVS”), pursuant to which the Company purchased from NVS the exclusive commercial rights to assets associated with ophthalmic products Moxeza® (moxifloxacin) 0.5%, Iopidine® (apraclonidine hydrochloride) 1% and 0.5%, and Maxitrol® (Neomycin/Polymyxin B/Dexamethasone) eyedrops suspension (collectively the “NVS Products”) in the U.S.. On the Closing Date, we made a one-time payment of $14,050,000 to NVS for the U.S. rights to the NVS Products and their related intellectual property.

Pursuant to the NVS Agreement and various ancillary agreements, immediately following the Closing Date and subject to certain conditions, for a period of up to six months, and prior to the transfer of the NVS Products NDAs to the Company, Novartis will continue to sell the NVS Products on our behalf and transfer the net profit from the sale of the NVS Products to us. NVS has agreed to supply certain NVS Products to us for a period of time after the NDAs are transferred to the Company and to assist with technology transfer of the NVS Products manufacturing to other third-party manufacturers, if needed.

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

Eton Stock Sale

In April 2021, we closed an underwritten public offering of 1,518,000 shares of our Eton common stock at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to us from the Eton Stock Sale were $10,626,000 before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Following such sale, we own 1,982,000 shares of Eton common stock, which represented less than 10% of the equity interests issued and outstanding of Eton as of December 31, 2021.

As part of the Eton Stock Sale, we also agreed, for a period of 180 days, not to conduct any further sales of shares of its common stock of Eton or otherwise dispose of, directly or indirectly, any common stock of Eton (or any securities convertible into, or exercisable or exchangeable for, the common stock of Eton).

8.625% Senior Notes Due 2026

During April, May and June 2021, we closed offerings totaling $75,000,000 aggregate principal amount of 8.625% senior notes due 2026 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at the rate of 8.625% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, and commenced on July 31, 2021. The Notes will mature on April 30, 2026.

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

Series B Cumulative Preferred Stock - Redeemed

On May 5, 2021, we sold 440,000 shares of Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) for net proceeds of $10,655,000. On June 17, 2021, we redeemed all of the outstanding shares of the Series B Preferred Stock. The redemption price for the 440,000 shares of the Series B Preferred Stock outstanding was equal to $25.00 per share, plus accrued and unpaid dividends, which in aggregate totaled $11,127,000.

Sintetica Agreement

In July 2021, we entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“AMP-100”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments, $5,000,000 of which was paid shortly after the signing of the Sintetica Agreement, $3,117,000 upon the submission of the AMP-100 NDA and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S.

Subject to certain limitations, the term of the Sintetica Agreement is ten years and allows for a ten-year extension if certain sales thresholds are met.

Wakamoto Agreement

In August 2021, we entered into a License Agreement and a Basic Sale and Purchase Agreement (together, the “Wakamoto Agreements”) with Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”), pursuant to which Wakamoto granted the Company the exclusive license and marketing rights to its ophthalmic drug candidate (“MAQ-100”) in the U.S. and Canada.

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

Results of Operations

The following year-to-year comparisons of our financial results are not necessarily indicative of results for any future period.

Comparison of Years Ended December 31, 2021 and 2020

Revenues

Our revenues include amounts recorded from sales of proprietary and non-proprietary pharmaceutical compounded drug formulations and revenues received from royalty and milestone payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		$
	2021	2020	Variance
Product sales, net	$69,104,000	$48,479,000	$20,625,000
Other revenues	3,372,000	392,000	2,980,000
Total revenues	$72,476,000	$48,871,000	$23,605,000

The increase in revenue between periods was largely attributable to an increase in sales volumes of our ophthalmology formulations, and products and commissions attributable to sales of Dexycu®. During the year ended December 31, 2020, we believe sales of our ophthalmology formulations were adversely impacted due to the onset and influence of the COVID-19 pandemic.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		$
	2021	2020	Variance
Cost of sales	$18,214,000	$14,463,000	$3,751,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold during the year ended December 31, 2021 compared to 2020.

Gross Profit and Margin

	For the Year Ended December 31,		$
	2021	2020	Variance
Gross profit	$54,262,000	$34,408,000	$19,854,000
Gross margin	74.9%	70.4%	4.5%

The increase in gross profit and margin between periods is largely attributable to increased unit volumes sold, efficiencies in our production process, including increased batch sizes, and improved utilization of capacities as a result of increased output during the year ended December 31, 2021.

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

The following presents our selling, general and administrative expenses for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		$
	2021	2020	Variance
Selling, general and administrative	$41,315,000	$31,247,000	$10,068,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in legal expenses associated with a lawsuit that went to trial in 2021, an increase in stock-based compensation associated with performance stock units that were granted during 2021, commissions and other expenses related to increased sales, and an increase in sales and marketing expenses related to in-person conferences and new employee costs to support sales growth. In addition, during the year ended December 31, 2021, the Company recorded $1,500,000 in expenses related to a litigation settlement.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include expenses related to acquired in-process R&D, the development of acquired intellectual property, investigator-initiated research and evaluations and other costs related to the clinical development of our assets and drug candidates.

The following presents our R&D expenses for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		$
	2021	2020	Variance
Research and development	$11,084,000	$2,413,000	$8,671,000

The increase in R&D expenses between periods was primarily as a result of milestone payments of $8,117,000 to Sintetica along with increased costs associated with the clinical program for MAQ-100.

Impairment and Disposal of Long-Lived Assets

During the year ended December 31, 2021, we recorded a loss of $249,000, of which, $99,000 was related to the impairment of patents and patent applications and $150,000 was related to equipment that was no longer in service, compared to $363,000 during the year ended December 31, 2020.

Interest Expense, net

Interest expense, net was $5,436,000 during the year ended December 31, 2021 compared to $2,236,000 during the year ended December 31, 2020. The increase was primarily due to interest expense recognition related to an increase in the principal balance of our loans.

Equity in Losses from Unconsolidated Entities

During the years ended December 31, 2021 and 2020, we recorded a loss of $4,020,000 and $2,313,000, respectively, for our share of losses based on our ownership of Melt. During the years ended December 31, 2021 and 2020, we recorded a loss of $1,314,000 and $2,433,000, respectively, for our share of losses based on our ownership of Surface.

Investment (Loss) Gain from Eton

We recorded a loss of $10,126,000 related to our investment in Eton’s common stock for the year ended December 31, 2021, including a realized loss of $1,406,000 from the sale of 1,518,000 shares of Eton’s common stock. We recorded a gain of $3,255,000 related to the change in fair market value of Eton’s common stock for the year ended December 31, 2020.

Gain on Forgiveness of PPP Loan

During the year ended December 31, 2021, we recorded gain on forgiveness of PPP loan of $1,967,000 related to the forgiveness of our PPP Loan.

Other Expense, net

During the year ended December 31, 2021, we recorded other income, net of $197,000. This was primarily the result of income of $238,000 related to forgiveness of old payables and expense of $41,000 related to loss on disposal of property, plant and equipment. During the year ended December 31, 2020, we recorded other expense, net of $(73,000). This was primarily the result of income of $13,000 related to equipment that was sold during the year ended December 31, 2020 and an expense of $105,000 related to the disposal of property, plant and equipment related to the discontinued use of certain computer software and hardware.

Net Loss

The following table presents our net loss attributable to common stockholders for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(18,479,000)	$(3,357,000)
Net loss per share, basic and diluted	$(0.69)	$(0.13)

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2021 was $42,167,000, compared to $4,301,000 (including restricted cash) at December 31, 2020. Since inception through December 31, 2021, we incurred aggregate losses of $95,407,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents of $42,167,000 at December 31, 2021, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

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

Net Cash Flows

The following provides detailed information about our net cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$5,081,000	$(1,100,000)
Investing activities	(18,685,000)	(981,000)
Financing activities	51,470,000	1,433,000
Net change in cash and cash equivalents	37,866,000	(648,000)
Cash and cash equivalents at beginning of the year	4,301,000	4,949,000
Cash and cash equivalents at end of the year	$42,167,000	$4,301,000

Operating Activities

Net cash provided by (used in) operating activities was $5,081,000 in 2021, compared to $(1,100,000) in the prior year. Net cash provided by operating activities during the years ended December 31, 2021 was primarily attributed to the increase in product sales and associated revenues and production efficiencies.

Investing Activities

Net cash used in investing activities in 2021 and 2020 was $(18,685,000) and $(981,000), respectively. Cash used in investing activities in 2021 was primarily associated with cash payments made in connection with the issuance of the Melt note receivable and the acquisition of the NVS Products, offset by cash received through the sale of a portion of our Eton Common Stock. Cash used in investing activities during the 2020 period was primarily associated with equipment and software purchases and upgrades along with investments in our intellectual property portfolio.

Financing Activities

Net cash provided by financing activities in 2021 and 2020 was $51,470,000 and $1,433,000, respectively. Cash provided by financing activities during the year ended December 31, 2021 was primarily related to proceeds received from the sale of the Notes, net of the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC and its partners (“SWK”). The cash provided by financing activities during 2020 is primarily related to proceeds received from the amendment to our loan and security agreement with SWK as well as proceeds received from the PPP Loan.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx business, and recently, proceeds from the sale of the Notes and sale of Eton common stock. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

The changing trends and overall economic outlook in light of the COVID-19 pandemic, including the historic interim stay-at-home orders and bans on elective surgeries, created uncertainty surrounding our operating outlook and may impact our future operating results if there is a resurgence in COVID-19 cases in the U.S. In addition, we may acquire new products, product candidates and/or businesses and, as a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Commission Revenues

During the year ended December 31, 2020, we entered into an agreement whereby we are paid a fee calculated based on sales we generate from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized at the time a customer has ordered the pharmaceutical product and it has shipped from the third party (or one of its distributors or affiliates), at which point there is no future performance obligation required by us and no consequential continuing involvement on our part to recognize the associated revenue.

Transfer of Profit Revenues

During the year ended December 31, 2021, we entered into an agreement to purchase the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, transition period, the Seller will continue to manufacture and market these products, and transfer the net profit from the sale of the products to us. The revenue recognized by us from the transfer of net profit is recognized at the time profit from the products sales has been calculated by the Seller and confirmed by us, typically on a monthly basis, at which point there is no future performance obligation required by us and no consequential continuing involvement on the us in part to recognize the associated revenue.

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

Investment in Eton Pharmaceuticals, Inc.

We own 1,982,000 shares of Eton common stock, which represents approximately 8 % of the equity and voting interests of Eton as of December 31, 2021. At December 31, 2021, the fair market value of Eton’s common stock was $4.29 per share. In accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the years ended December 31, 2021 and 2020, we recorded an investment (loss) gain from our Eton common stock position of $(10,126,000) and $3,255,000 respectively, related to our investment in Eton during the measurement periods, including a realized loss of $1,406,000 from the sale of 1,518,000 shares of Eton’s common stock. As of December 31, 2021 and 2020, the fair market value of our investment in Eton was $8,503,000 and $28,455,000, respectively.

Investment in Surface Ophthalmics, Inc. – Related Party

We own 3,500,000 common shares of Surface, which is approximately 20% of its equity interests as of December 31, 2021, and use the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, we recognize earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. Our share of earnings and losses are based on our ownership interest of Surface. Any intra-entity profits and losses are eliminated. We recorded equity in the net loss of Surface of $2,433 during the year ended December 31, 2020. We recorded equity in the net loss of Surface of $1,314 during the year ended December 31, 2021. As of December 31, 2021 and 2020, the carrying value of our investment in Surface was $0 and $1,314, respectively.

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

We own 3,500,000 common shares of Melt, which is approximately 46% of its equity interests as of December 31, 2021. We analyze our investment in Melt and related agreements on a regular basis to evaluate our position of variable interests in Melt. We no longer have a controlling position in Melt; however, we do have the ability to exercise significant influence over the operating and financial decisions of Melt. We use the equity method of accounting for this investment. Under this method, we recognize earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Our share of earnings and losses are based on our ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021 we reduced our common stock investment in Melt to $0. As of December 31, 2021 and at the time of entering into the Melt Loan Agreement, we owned 100% of the debt owed by Melt. Following the reduction of the carrying value of our common stock investment in Melt to $0 we began recording 100% of the equity method losses of Melt, based on our ownership of total debt owed by Melt. We recorded equity in net loss of Melt of $4,020,000 and $2,313,000 during the year ended December 31, 2021 and 2020, respectively. Our investment in Melt was $11,133,000 and $2,506,000 and $48,000 and $851,000 is due from Melt for reimbursable expenses and amounts due under the Melt Master Service Agreement (“Melt MSA”) as of December 31, 2021 and 2020, respectively.

See Notes 2 and 4 for more information and related party disclosure regarding Melt.

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

We account for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2021 and 2020, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2021 and 2020, and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2021 and 2020. We are subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee, and Wisconsin. Our tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Research and Development

R&D expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts. We expense all costs related to R&D as they are incurred.

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, we capitalize third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, we amortize these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Trademarks are an indefinite life intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

	(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

	(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

	(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

EXHIBIT INDEX to be UPDATED BY HARROW

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014

3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)

3.4	Amended and Restated Certificate of Incorporation, filed July 2, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on July 2, 2018)

3.5	Amendment to the Restated Certificate of Incorporation for the name change, filed as of December 27, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 31, 2018)

3.6	Certificate of Designation designating the Series B Cumulative Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 5, 2021).

4.1*	Description of the Company’s Securities

4.2	Indenture, dated as of April 20, 2021, by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 20, 2021).

4.3	First Supplemental Indenture, dated as of April 20, 2021, by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 20, 2021).

4.4	Form of 8.625% Senior Note due 2026 (included in Exhibit 4.3).

10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)

10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.7#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.8#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.9#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 26, 2016)

10.10	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)

10.11	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)

10.12	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)

10.13#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.14#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.15#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.16	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.17	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.18	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)

10.19#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)

10.20#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)

10.21#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)

10.22	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)

10.23	Amended and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)

10.24	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)

10.25	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)

10.26#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.27#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.28#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.29	Asset Purchase Agreement dated December 11, 2018 between Harrow Health, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on February 5, 2019)

10.30	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Mayfield Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)

10.31	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Elle Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)

10.32	Joinder and Amendment to Loan and Security Agreement, dated May 24, 2019, by and between Harrow Health, Inc., each of its wholly-owned subsidiaries and SWK Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 29, 2019)

10.33#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.34#

Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.35#

Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.36	License Agreement, dated July 28, 2019, among Mayfield Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Gyneconix, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019).

10.37	License Agreement, dated July 29, 2019, among Stowe Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Ophthalnix, LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019).

10.38#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.65# to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020).

10.39#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.65# to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020).

10.40#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.65# to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020).

10.41	Business Loan Agreement with Renasant Bank pursuant to the Paycheck Protection Program, dated April 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 10, 2020).

10.42	Second Amendment, dated as of April 1, 2020, to the Loan and Security Agreement by and among Harrow Health, Inc., several of its wholly-owned subsidiaries and the Lenders named therein (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 10, 2020).

10.43+	Commercial Alliance Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated August 1, 2020 (incorporated herein by reference to Exhibit 10.1+ to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 9, 2020).

10.44	Securities Purchase Agreement, dated as of May 5, 2021, by and between the Company and B. Riley Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 5, 2021).

10.45+	License and Supply Agreement, dated as of July 25, 2021, by and between the Company and Sintetica, S.A. (incorporated herein by reference to Exhibit 10.2+ to the Current Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on August 10, 2021).

10.46#	First Amendment to the Harrow Health, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 23, 2021).

10.47	Loan and Security Agreement, dated September 1, 2021, by and between the Company and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 2, 2021).

10.48+	Basic Sale and Purchase Agreement, dated as of August 18, 2021, by and between the Company and Wakamoto Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.3+ to the Current Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2021).

10.49+	License Agreement, dated as of August 18, 2021, by and between the Company and Wakamoto Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.4+ to the Current Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2021).

10.50*+	Expansion Term Letter Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated December 6, 2021.

10.51*	Asset Purchase Agreement, dated as of December 17, 2021, by and between the Company and Novartis Technology, LLC and Novartis Ophthalmics AG

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report)

31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.

101.INS*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW HEALTH, INC.

By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2022

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Chairman of the Board	March 10, 2022
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer and Corporate Secretary	March 10, 2022
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Robert J. Kammer	Director	March 10, 2022
Robert J. Kammer

/s/ Teresa F. Sparks	Director	March 10, 2022
Teresa F. Sparks

/s/ Richard L. Lindstrom	Director	March 10, 2022
Richard L. Lindstrom

/s/ R. Lawrence Van Horn	Director	March 10, 2022
R. Lawrence Van Horn

FINANCIAL STATEMENTS

Harrow Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Harrow Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harrow Health, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Investments in Melt Pharmaceuticals, Inc.

Critical Audit Matter Description

As described in Notes 2 and 4 to the consolidated financial statements, the Company has investments in Melt Pharmaceuticals, Inc. (“Melt”) which it records under the equity method of accounting. The structure and related agreements between the Company and Melt need to be evaluated for consolidation, including determining whether Melt is a variable interest entity (“VIE”), and if so, whether the Company is the primary beneficiary. This assessment was performed at the formation of Melt and upon the occurrence of reconsideration events. This determination requires significant judgment by management.

As of December 31, 2021, the carrying value of the Company’s investments in Melt was $11.1 million.

We identified the accounting for the Company’s investments in Melt, including the primary beneficiary assessment upon the occurrence of reconsideration events, as a critical audit matter given the complex nature of the relevant accounting guidance, as well as the significant judgment required by management. This required a high degree of auditor judgment and an increased extent of audit effort due to the nature and complexity of the agreements between the Company and Melt.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting determination for the investments in Melt, including the primary beneficiary assessment upon the occurrence of reconsideration events, included obtaining an understanding of management’s assessment of the accounting treatment of the investments through examination of the related agreements and evaluation of management’s analysis of the significant terms and characteristics of the investments, the relevant accounting guidance and conclusions. We evaluated management’s conclusions regarding the accounting for the investments in Melt and considered whether management appropriately determined if Melt is a variable interest entity, and if so, appropriately determined the primary beneficiary by considering contractual arrangements of Melt to evaluate if the Company has the power to direct activities and the obligation to absorb losses of Melt or the right to receive benefits from Melt that could be significant to the variable interest.

We also evaluated evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading board minutes of Melt and reading and analyzing all relevant provisions of the agreements between the Company and Melt. We further assessed the completeness and accuracy of management’s classification and disclosure of the Company’s investments in Melt.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2007.

Irvine, California

March 10, 2022

HARROW HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $200 at December 31, 2020	$42,167	$4,301
Investment in Eton Pharmaceuticals	8,503	28,455
Accounts receivable, net	4,470	2,662
Inventories	4,217	3,962
Prepaid expenses and other current assets	1,305	1,602
Total current assets	60,662	40,982
Property, plant and equipment, net	3,141	3,868
Capitalized software development costs, net	1,313	585
Operating lease right-of-use assets	5,935	6,799
Intangible assets, net	15,813	1,939
Investment in Surface Pharmaceuticals	-	1,314
Investment in Melt Pharmaceuticals	11,133	1,655

Goodwill	332	332
TOTAL ASSETS	$98,329	$57,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,337	$3,932
Accrued payroll and related liabilities	3,089	2,315
Deferred revenue and customer deposits	16	66
Current portion of loans payable, net of unamortized debt discount	-	3,898
Current portion of operating lease obligations	272	580
Current portion of finance lease obligations	8	8
Total current liabilities	9,722	10,799
Operating lease liabilities, net of current portion	6,012	6,652
Finance lease obligations, net of current portion	10	17
Accrued expenses, net of current portion	-	800
Loans payable, net of current portion and unamortized debt discount	71,654	12,378
TOTAL LIABILITIES	87,398	30,646
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,902,763 and 25,749,875 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	27	26
Additional paid-in capital	106,666	104,557
Accumulated deficit	(95,407)	(77,400)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	11,286	27,183
Noncontrolling interests	(355)	(355)
TOTAL STOCKHOLDERS’ EQUITY	10,931	26,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,329	$57,474

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Years Ended
	December 31,
	2021	2020
Revenues:
Product sales, net	$69,104	$48,479
Other revenues	3,372	392
Total revenues	72,476	48,871
Cost of sales	(18,214)	(14,463)
Gross profit	54,262	34,408
Operating expenses:
Selling, general and administrative	41,315	31,247
Research and development	11,084	2,413
Impairment of long-lived assets	249	363
Total operating expenses	52,648	34,023
Income from operations	1,614	385
Other income (expense):
Interest expense, net	(5,436)	(2,236)
Equity in losses of unconsolidated entities	(5,334)	(4,746)
Investment (loss) gain from investment in Eton Pharmaceuticals, net	(10,126)	3,255
Loss on early extinguishment of debt	(756)	-
Gain on forgiveness of PPP loan	1,967	-
Other income (expense), net	197	(73)
Total other expense, net	(19,488)	(3,800)
Loss before income tax provision	(17,874)	(3,415)
Income tax provision, net	(133)	(4)
Total net loss including noncontrolling interests	(18,007)	(3,419)
Net loss attributable to noncontrolling interests	-	62
Net loss attributable to Harrow Health, Inc.	$(18,007)	$(3,357)
Preferred dividends and accretion of preferred stock issuance costs	(472)	-
Net loss attributable to common stockholders	$(18,479)	$(3,357)
Basic and diluted net loss per share of common stock	$(0.69)	$(0.13)
Weighted average number of shares of common stock outstanding, basic and diluted	26,757,451	25,895,352

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

(In thousands, except for share data)

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2019	-	$-	25,526,931	$26	$101,728	$(74,043)	$27,711	$(293)	$27,418

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	7,159	-	(29)	-	(29)	-	(29)
Vesting of RSUs	-	-	185,785	-	-	-	-	-	-
Stock-based payment for services provided	-	-	30,000	-	83	-	83	-	83
Stock-based compensation expense	-	-	-	-	2,775	-	2,775	-	2,775
Net loss	-	-	-	-	-	(3,357)	(3,357)	(62)	(3,419)
Balance at December 31, 2020	-	$-	25,749,875	$26	$104,557	$(77,400)	$27,183	$(355)	$26,828

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	25,480	-	65	-	65	-	65
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Vesting of RSUs	-	-	1,207,500	1	(1)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(391,461)	-	(3,228)	-	(3,228)	-	(3,228)
Issuance of preferred shares, net of discounts and issuance costs	440,000	-	-	-	10,655	-	10,655	-	10,655
Redemption of preferred shares	(440,000)	-	-	-	(11,000)	-	(11,000)	-	(11,000)
Payment of preferred dividends	-	-	-	-	(127)	-	(127)	-	(127)
Stock-based compensation expense	-	-	-	-	5,745	-	5,745	-	5,745
Net loss	-	-	-	-	-	(18,007)	(18,007)	-	(18,007)
Balance at December 31, 2021	-	$-	26,902,763	$27	$106,666	$(95,407)	$11,286	$(355)	$10,931

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (including noncontrolling interests)	$(18,007)	$(3,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,717	1,880
Amortization of intangible assets	161	167
Amortization of operating lease right-of-use assets	518	696
Provision for bad debt expense	35	213
Interest paid-in-kind on SWK Loan	-	358
Amortization of debt issuance costs and discount	677	457
Gain on forgiveness of PPP loan	(1,967)	-
Investment loss (gain) from investment in Eton	10,126	(3,255)
Equity in losses of unconsolidated entities	5,334	4,746
Loss on sale and disposal of equipment	41	105
Loss on early extinguishment of loan	706	-
Impairment of long-lived assets	249	363
Stock based payment of consulting services	-	83
Stock-based compensation	5,745	2,775
Changes in assets and liabilities:
Accounts receivable	(1,831)	(866)
Inventories	(255)	(661)
Prepaid expenses and other current assets	(621)	(294)
Accounts payable and accrued expenses	1,730	(4,655)
Accrued payroll and related liabilities	774	198
Deferred revenue and customer deposits	(50)	9
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,082	(1,100)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of investment in Eton Pharmaceuticals	9,826	-
Issuance of note receivable, Melt Pharmaceuticals	(12,592)	-
Proceeds from sale and disposal of assets	-	13
Investment in patent and trademark assets	(84)	(132)
Purchase of product NDAs and patents	(14,050)	-
Purchases of property, plant and equipment and capitalized software development costs	(1,786)	(862)
NET CASH USED IN INVESTING ACTIVITIES	(18,686)	(981)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(7)	(8)
Net proceeds from 8.625% notes payable, net of costs	71,073	-
Principal and exit fee payments on SWK loan	(15,961)	(1,497)
Net proceeds from PPP loan payable	-	1,967
Proceeds from SWK debt, net of costs	-	1,000
Payment of taxes upon vesting of RSUs	(3,228)	(29)
Proceeds from exercise of stock options	65	-
Sale of preferred stock, net of discount and issuance costs	10,655	-
Repayment of preferred stock	(11,000)	-
Payment of preferred stock dividends	(127)
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,470	1,433
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,866	(648)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	4,301	4,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$42,167	$4,301
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$42,167	$4,101
Restricted cash	-	200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$42,167	$4,301
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11	$4
Cash paid for interest	$4,823	$1,791
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$123	$214
Net reduction in right-of-use assets and lease obligations due to modifications	$346	$936
Melt accounts receivable transferred to note receivable	$908	$-

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

As of December 31, 2021, the Company suspended the majority of operational efforts related to its subsidiaries Stowe Pharmaceuticals, Inc. (“Stowe”), Radley Pharmaceuticals, Inc. (“Radley”) and Mayfield Pharmaceuticals, Inc. (“Mayfield”) to allocate resources in other areas of the Company’s business. The suspension of these operations did not have a material impact on the financial results of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Harrow has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Mayfield and Stowe, subsidiaries of which the Company owned 79% and 70% of their equity interests, respectively, as of December 31, 2020. The remaining 21% of Mayfield was owned by Elle Pharmaceutical, LLC (“Elle”), TGV-Health, LLC and its affiliated entities (collectively “TGV”) or other consultants. Mayfield was organized to develop women’s health-focused drug candidates. The remaining 30% of Stowe was owned by TGV. Stowe was organized to develop ophthalmic drug candidates. During 2021, the Company gained control of 100% of the equity interests in Stowe and Mayfield. The Company controls 100% of the equity interests in Visionology. All inter-company accounts and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest. The Company assesses control under the Variable Interest Entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity’s operations. If an entity is not deemed to be a VIE, we consolidate entities in which we hold and/or control, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts and contractual adjustments, renewal periods and discount rates for leases, realizability of inventories, recoverability of investments, realizability of deferred taxes, fair value of intangible assets, recoverability of long-lived assets and goodwill, fair value of loans payable, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

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

Segments

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented as operating segments. Management has identified two operating segments as reportable segments for periods covered by this Annual Report on Form 10-K. See Note 18 for more information regarding the Company’s reportable segments.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3).

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of loans payable in the consolidated balance sheets. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the related debt and is recorded in interest expense in the accompanying consolidated statements of operations.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2021 and 2020, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2021 and 2020, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2021 and 2020. The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee, and Wisconsin. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company’s investment in Eton Pharmaceuticals, Inc. (“Eton”) consists of common stock with a readily determinable fair value which is carried at fair value with changes in fair value recognized in earnings. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment (loss) gain from its Eton common stock position of $(8,720) and $3,255, during the years ended December 31, 2021, respectively, related to the change in fair market value of its investment in Eton during the measurement period.

During the year ended December 31, 2021, the Company sold 1,518,000 shares of its Eton common stock through an underwritten public offering at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to the Company from the Eton Stock Sale were $10,626, before deducting underwriting discounts and commissions and other offering expenses payable by the Company of $799. During the year ended December 31, 2021, the Company recorded a realized loss of $1,406 related to the Eton Stock Sale. Following the Eton Stock Sale and as of December 31, 2021, the Company owns 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At December 31, 2021, the fair market value of Eton’s common stock was $4.29 per share. As of December 31, 2021, the fair market value of the Company’s investment in Eton was $8,503.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $40 and $98 as of December 31, 2021 and 2020, respectively.

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

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock (which is approximately 46% of the equity interests as of December 31, 2021) of Melt. The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt, and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of December 31, 2021 and at the time of entering into the Melt Loan Agreement (see Note 4), the Company owned 100% of the debt owed by Melt. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of total debt owed by Melt in accordance with ASC 323. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of December 31, 2021:

	Cost	Share of Equity Method	Paid-in-Kind	In-substance Capital	Net Carrying
	Basis	Losses	Interest	Contributions	value
Common stock	$5,810	$(5,810)	$-	$-	$-
Loan	13,500	(2,367)	576	(576)	11,133
	$19,310	$(8,177)	$576	$(576)	$11,133

The following table summarizes the Company’s investments in Melt as of December 31, 2020:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,810	$(4,155)	$1,655

At December 31, 2021 and 2020, the Company recorded $48 and $851, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement between the Company and Melt (the “Melt MSA”), which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares (which is approximately 20% of the equity interests following the close of a round of financing completed by Surface in July 2021) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest in Surface. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021 the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no other investments in Surface.

The following table summarizes the Company’s investment in Surface as of December 31, 2021:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320	$(5,320)	$-

The following table summarizes the Company’s investments in Surface as of December 31, 2020:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320	$(4,006)	$1,314

See Note 5 for more information and related party disclosure regarding Surface.

Impairment of Equity Method Investments and Note Receivable

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments and note receivable from Melt may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments and note receivable. At December 31, 2021 and 2020, no indicators of impairment existed.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and capital lease equipment are amortized over the estimated useful life or remaining lease term, whichever is shorter. Computer hardware and furniture and equipment are depreciated over three to five years.

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of internal-use software. Costs incurred during the application development phase are capitalized only when the Company believes it is probable the development will result in new or additional functionality. The types of costs capitalized during the application development phase include consulting fees for third-party developers working on these projects. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years. When internal-use software that was previously capitalized is abandoned, the cost less the accumulated amortization, if any, is recorded as amortization expense. Fully amortized capitalized internal-use software costs are removed from their respective accounts.

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Acquired product rights, including new drug applications (“NDAs”), are amortized over their estimated useful lives, generally 10 years, based on a straight-line method. Trademarks are an indefinite life intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

The Company’s financial instruments include cash and cash equivalents, restricted cash, investment in Eton, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits and the Notes. The carrying amount of these financial instruments, except for the investment in Eton and the Notes (see Note 13), approximates fair value due to the short-term maturities of these instruments. The Company’s restricted cash which is comprised of short-term investments are carried at amortized cost, which approximates fair value.

At December 31, 2021 and 2020, the Company measured its investment in Eton at fair value on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of December 31, 2021 and 2020, the fair market value of the Company’s investment in Eton was $8,503 and $28,455, respectively.

At December 31, 2021, the carrying value and fair value of the Notes were $71,654 and $78,810, respectively. The Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 5,646,594 and 5,411,929 at December 31, 2021 and 2020, respectively, and are excluded in the calculation of diluted net income per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2021 and 2020 was 267,761 and 200,463, respectively.

The following table shows the computation of basic net loss per share of common stock for the years ended December 31, 2021 and 2020 (in 000’s, except share and per share amounts):

	For the Year Ended December 31,
	2021	2020

Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(18,479)	$(3,357)
Denominator – weighted average number of shares outstanding, basic and diluted	26,757,451	25,895,352
Net loss per share, basic and diluted	$(0.69)	$(0.13)

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance became effective for the Company on January 1, 2021 on a prospective basis. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Product Revenues

The Company sells prescription drugs directly through its pharmacy and outsourcing facility network. Revenue from our pharmacy services division includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, we have identified the following:

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

Commission Revenues

During the year ended December 31, 2020, the Company entered into an agreement whereby it is paid a fee calculated based on sales the Company generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized at the time a customer has ordered the pharmaceutical product and it has shipped from the third party (or one of its distributors or affiliates), at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue.

Transfer of Profit Revenues

During the year ended December 31, 2021, the Company entered into an agreement to purchase the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, six month transition period, the Seller will continue to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit is recognized at the time profit from the products sales has been calculated by the Seller and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company in part to recognize the associated revenue.

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

Revenue disaggregated by revenue source for the years ended December 31, 2021 and 2020, consists of the following:

	For the Year Ended December 31,
	2021	2020
Product sales, net	$69,104	$48,479
Commissions	3,253	356
Transfer of profit	99	-
License	20	36
Total revenues	$72,476	$48,871

Deferred revenue and customer deposits at December 31, 2021 and 2020, were $16 and $66, respectively. All deferred revenue and customer deposit amounts at December 31, 2020 were recognized as revenue during the year ended December 31, 2021.

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

In February 2019, the Company and Melt entered into the Melt MSA, whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10. As of December 31, 2021 and 2020, the Company was due $48 and $851, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the year ended December 31, 2021. The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation in November 2021. Following Mr. Baum’s departure, the Company no longer has any representation on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Year Ended December 31,
	2021	2020
Revenues, net	$-	$-
Loss from operations	6,655	3,907
Net loss	$(6,655)	$(3,907)

The unaudited condensed balance sheet information of Melt is summarized below:

	At December 31,
	2021	2020
Current assets	$11,278	$2,956
Non-current assets	-	2
Total assets	$11,278	$2,958

Total liabilities	$15,732	$1,336
Total preferred stock and stockholders’ (deficit) equity	(4,454)	1,622
Total liabilities and stockholders’ equity	$11,278	$2,958

Melt Note Receivable

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

NOTE 5. INVESTMENT IN SURFACE OPHTHALMICS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

The Company entered into an asset purchase and license agreement with Surface in 2017 and amended it in April 2018 (the “Surface License Agreements”). Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights associated with Surface’s drug candidates (collectively, the “Surface Products”). Surface is required to make mid-single digit royalty payments to the Company on net sales of the Surface Products while any patent rights remain outstanding.

As of December 31, 2021, the Company owned 3,500,000 shares of Surface common stock (approximately 30% of the issued and outstanding equity interests). A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. Dr. Lindstrom is a principal of Flying L Partners, an affiliate of a funding investor who purchased the Surface Series A Preferred Stock.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Years Ended December 31,
	2021	2020
Revenues, net	$-	$-
Loss from operations	10,143	8,109
Net loss	$(10,143)	$(8,109)

The unaudited condensed balance sheet information of Surface is summarized below:

	At December 31,
	2021	2020
Current assets	$21,731	$9,074
Non-current assets	412	45
Total assets	22,143	9,119

Total liabilities	$1,514	$1,666
Total stockholders’ equity	20,629	7,453
Total liabilities and stockholders’ equity	$22,143	$9,119

NOTE 6. RESTRICTED CASH

The restricted cash at December 31, 2020 consisted of funds in a money market account and held as collateral for additional security for the Company’s New Jersey facility lease. All restrictions on this cash were released during the year ended December 31, 2021. At December 31, 2020, the restricted cash was recorded at amortized cost, which approximates fair value.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Raw materials	$2,441	$2,501
Work in progress	-	17
Finished goods	1,776	1,444
Total inventories	$4,217	$3,962

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid insurance	$728	$160
Other prepaid expenses	437	401
Receivable due from Melt	48	851
Deposits and other current assets	92	190
Total prepaid expenses and other current assets	$1,305	$1,602

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Property, plant and equipment, net:
Computer hardware	$772	$690
Furniture and equipment	443	418
Lab and pharmacy equipment	4,056	3,426
Leasehold improvements	5,703	5,720
	10,974	10,254
Accumulated depreciation and amortization	(7,833)	(6,386)
	$3,141	$3,868

During the years ended December 31, 2021 and 2020, the Company disposed of property, plant and equipment with a net book value of $41 and a write down of equipment of $150 and $105, respectively, related to the discontinued use of certain lab equipment and computer software and hardware and is included in other expense, net in of the consolidated statements of operations. The Company purchased $753 of lab and pharmacy equipment from Eton during the year ended December 31, 2021. The Company recorded depreciation and amortization expense of $1,580 and $1,702 during the years ended December 31, 2021 and 2020, respectively.

NOTE 10. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Capitalized internal-use software development costs	$417	$554
Acquired third-party software license for internal-use	684	126
Total gross capitalized software for internal-use	1,101	680
Accumulated amortization	(569)	(432)
Capitalized internal-use software in process	781	337
	$1,313	$585

The Company recorded amortization expense of $137 and $178 related to capitalized software development costs during the years ended December 31, 2021 and 2020, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2020 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	17-19 years	$922	$(93)	$(363)	$473
Licenses	20 years	50	(6)	-	44
Trademarks	Indefinite	356	-	-	356
Customer relationships	3-15 years	1,519	(454)	-	1,065
Trade name	5 years	5	(5)	-	-
Non-competition clause	3-4 years	50	(50)	-	-
State pharmacy licenses	25 years	8	(7)	-	1
		$2,917	$(615)	$(363)	$1,939

During the year ended December 31, 2020, the Company recorded impairment charges of $363 related to patent filings and trademarks that were abandoned and/or were associated with products the Company was no longer actively selling.

During the year ended December 31, 2021, the Company entered into an Asset Purchase Agreement (the “NVS Agreement”) with Novartis Technology, LLC and Novartis Ophthalmics AG (together, “NVS”), pursuant to which the Company purchased from NVS the exclusive commercial rights, including the New Drug Applications (“NDAs”), to assets associated with ophthalmic products Moxeza, Iopidine 1% and 0.5%, and Maxitrol eyedrops suspension (collectively the “ NVS Products”) in the United States of America(“U.S.”). The Company made a one-time payment of $14,050 to NVS for the U.S. rights to the NVS Products and their related intellectual property. The Company accounted for this transaction as an asset acquisition, as the Company only acquired the rights and related intellectual property for the NVS Products and the cost was allocated to the acquired patents and NDAs based on their relative fair values.

The Company’s intangible assets at December 31, 2021 consisted of the following:

	Amortization
	periods		Accumulated		Net
	(in years)	Cost	amortization	Impairment	Carrying value
Patents	7-19 years	$966	$(75)	$-	$891
Licenses	20 years	100	(7)	-	93
Trademarks	Indefinite	359	-	(99)	260
Acquired NDAs	10 years	13,635	-	-	13,635
Customer relationships	3-15 years	1,519	(586)	-	933
Trade name	5 years	5	(5)	-	-
Non-competition clause	3-4 years	50	(50)	-	-
State pharmacy licenses	25 years	8	(7)	-	1
		$16,642	$(730)	$(99)	$15,813

During the year ended December 31, 2021, the Company recorded impairment charges of $99 related to trademarks that were abandoned and/or were associated with products the Company was no longer actively selling.

Amortization expense for intangible assets for the years ended December 31, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2021	2020
Patents	$26	$32
Licenses	2	1
Customer relationships	133	134
	$161	$167

Estimated future amortization expense for the Company’s intangible assets at December 31, 2021 is as follows:

Years ending December 31,
2022	1,602
2023	1,592
2024	1,592
2025	1,592
2026	1,586
Thereafter	7,589
$15,553

There were no changes in the carrying value of the Company’s goodwill during the years ended December 31, 2021 and 2020.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Accounts payable	$5,174	$3,645
Other accrued expenses	49	49
Accrued interest (see Note 13)	1,114	238
Accrued exit fee for note payable (see Note 13)	-	800
Total accounts payable and accrued expenses	6,337	4,732
Less: Current portion	(6,337)	(3,932)
Non-current total accrued expenses	$-	$800

NOTE 13. DEBT

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

Interest expense related to the Notes totaled $5,132 for the year ended December 31, 2021, and included amortization of debt issuance costs and discount of $581 for the year ended December 31, 2021.

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

Interest expense related to the SWK Loan Agreement, as amended, amounted to $647 for the year ended December 31, 2021, and $1,767 for the year ended December 31, 2020, and included amortization of debt issuance costs and discounts of $96 for the year ended December 31, 2021, and $354 for the year ended December 31, 2020.

In April 2021, the Company paid $15,540 related to all outstanding obligations to SWK under the SWK Loan, including outstanding principal, accrued interest, accrued exit fee and related expenses and recorded a loss from early extinguishment of $756 related to the SWK Loan during the year ended December 31, 2021.

Paycheck Protection Program Loan – Forgiven in March 2021

In April 2020, the Company entered into an unsecured promissory note and related Business Loan Agreement with Renasant Bank, as lender, for a loan (the “PPP Loan”) in the principal amount of $1,967 and received cash proceeds of the same amount, pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP is administered by the U.S. Small Business Administration (the “SBA”). On March 30, 2021, the Company received a notice of forgiveness of the full balance of the PPP Loan, including all accrued interest, in accordance with the terms and conditions of the CARES Act. Related to the forgiveness, the Company recorded a gain on the forgiveness of the PPP Loan for the loan balance of $1,967 in the accompanying consolidated statement of operations for the year ended December 31, 2021.

At December 31, 2021, future minimum payments under the Company’s Notes were as follows:

Amount
2022	$6,469
2023	6,469
2024	6,469
2025	6,469
2026	77,158
Total minimum payments	103,034
Less: amount representing interest payments	(28,034)
Notes payable, gross	75,000
Less: unamortized discount, net of premium	(3,346)
Notes payable, net of unamortized discount	$71,654

NOTE 14. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining lease terms between one to four years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 10,200 square feet of office space in San Diego, California that expired in December 2021;

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in July 2027. Since the commencement date of this lease occurred after December 31, 2021, right-of-use assets and operating lease liabilities associated with it are not included in our consolidated balance sheet at December 31, 2021;

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment that was made effective July 2020 that extended the term of the original lease and added 1,400 of additional square footage to the lease and another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space; and

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, that expires in December 2024, with an option to extend the term for two additional five-year periods.

During the year ended December 31, 2021, the Company terminated its operating lease for 10,200 square feet of office space in San Diego, California, that had an expiration date in December 2021.

At December 31, 2021 and 2020, the weighted-average discount rate and the weighted-average remaining lease term for the operating leases held by the Company were 6.3% and 6.3% and 14.6 and 11.2 years, respectively.

During the years ended December 31, 2021 and 2020, cash paid for amounts included for the operating lease liabilities was $1,000 and $1,052, respectively, and the Company recorded operating lease expense of $912 and $1,066, respectively, included in selling, general and administrative expenses.

Future lease payments under operating leases as of December 31, 2021 were as follows:

Operating Leases
2022	$674
2023	740
2024	760
2025	579
2026	594
Thereafter	6,378
Total minimum lease payments	9,725
Less: amount representing interest payments	(3,441)
Total operating lease liabilities	6,284
Less: current portion, operating lease liabilities	(272)
Operating lease liabilities, net of current portion	$6,012

The Company has a finance lease for equipment which requires monthly payments of $1 through January 2024.

Future lease payments under the finance lease as of December 31, 2021 were as follows:

Finance Lease
2022	$9
2023	9
2024	1
Total minimum lease payments	19
Less: amount representing interest payments	(1)
Present value of future minimum lease payments	18
Less: current portion, finance lease obligation	(8)
Finance lease obligation, net of current portion	$10

At December 31, 2021 and 2020, the weighted-average discount rate and the weighted-average remaining lease term for the finance lease held by the Company were 6.36% and 6.36% and 2.08 and 3.08 years, respectively.

For the years ended December 31, 2021 and 2020:

●	amortization expense related to the equipment held under the finance lease obligations was $8 and $8, respectively; and

●	cash paid and expense recognized for interest expense related to the finance lease obligation was $1 and $2, respectively.

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At December 31, 2021 and 2020, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

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

In June 2021, the Company redeemed all of the outstanding shares of the Series B Preferred Stock. The redemption price for the 440,000 shares of Series B Preferred Stock outstanding was equal to $25.00 per share, plus accrued and unpaid dividends, which in aggregate totaled $11,127. During the year ended December 31, 2021, the Company recorded preferred stock cash dividends and deemed dividends equal to $472.

Common Stock

At each of December 31, 2021 and 2020, the Company had 50,000,000 shares of common stock, $0.001 par value, authorized.

Issuances During the Year Ended December 31, 2021

During the year ended December 31, 2021:

●	the Company issued 311,369 shares of its common stock upon the cashless exercise of warrants to purchase 406,539 shares of common stock with exercise prices between $1.79 and $3.75 per share;

●	the Company issued 25,480 shares of its common stock and received net proceeds of $65 upon the exercise of options to purchase 25,480 shares of common stock with exercise prices between $1.70 and $4.29 per share;

●	the Company issued 715,871 shares of its common stock to Mark L. Baum, its Chief Executive Officer, upon the vesting of 1,050,000 performance-based restricted stock units. The Company withheld 334,129 shares of common stock to Mr. Baum valued at $2,760 for payroll tax purposes;

●	the Company issued 100,168 shares of common stock to Andrew R. Boll, its Chief Financial Officer, upon the vesting of 157,500 performance-based restricted stock units. The Company withheld 57,332 shares of common stock to Mr. Boll valued at $468 for payroll tax purposes; and

●	67,297 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Issuances During the Year Ended December 31, 2020

During the year ended December 31, 2020:

●	the Company issued 30,000 shares of its restricted common stock, with an initial fair value of $167, as consideration for commission expenses incurred during the year ended December 31, 2019 and the year ended December 31, 2020;

●	the Company issued 4,161 shares of its common stock upon the cashless exercise of options to purchase 16,750 shares of common stock, with exercise prices ranging from $1.70 to $4.05 per share, net of 3,564 shares of common stock withheld for payroll tax withholdings;

●	the Company issued 2,998 shares of its common stock upon the exercise of options to purchase 2,998 shares of common stock, with exercise prices ranging from $3.04 to $3.20 per share, and paid $8 related to payroll tax withholdings;

●	the Company issued 185,785 shares of its common stock underlying RSUs held by directors that resigned. The RSUs had previously vested, including 26,721 RSUs during the year ended December 31, 2020, but the issuance and delivery of the shares were deferred until the director resigned; and

●	35,224 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the resignation of a director.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2021, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,399,649 shares available for future issuances under the 2017 Plan at December 31, 2021.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2021 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding - January 1, 2021	3,030,033	$5.43
Options granted	77,000	$8.13
Options exercised	(25,480)	$2.62
Options cancelled/forfeit	(42,007)	$5.80
Options outstanding - December 31, 2021	3,039,546	$5.52	4.78	$9,561
Options exercisable	2,461,824	$5.10	4.53	$8,778
Options vested and expected to vest	2,981,774	$5.48	4.76	$9,483

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2021, based on the closing price of the Company’s common stock of $8.64 on that date.

The intrinsic value of the options exercised in 2021 was $146.

During the year ended December 31, 2021, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the year ended December 31, 2021 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2021	2020
Weighted-average fair value of options granted	$4.97	$3.86
Expected terms (in years)	5.00 - 6.11	0.50 - 6.11
Expected volatility	69 – 74%	67 – 71%
Risk-free interest rate	0.39 – 0.45%	0.34 – 1.64%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.47 - $2.60	750,955	4.61	$2.06	750,763	$2.06
$2.76 - $4.66	505,000	4.71	$3.99	459,370	$3.98
$5.49 - $6.36	470,350	6.09	$6.12	414,645	$6.14
$6.64 - $8.99	1,313,241	4.43	$7.87	837,046	$7.93
$1.47 - $8.99	3,039,546	4.78	$5.52	2,461,824	$5.10

As of December 31, 2021, there was approximately $1,397 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 5.1 years. The stock-based compensation for all stock options was $1,636 and $1,579 during the years ended December 31, 2021 and 2020, respectively.

Restricted Stock Units/Performance Stock Units

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

Grants During the Year Ended December 31, 2021

During the year ended December 31, 2021, 300,000 RSUs with a fair market value of $2,670 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the year ended December 31, 2021, the Company’s board of directors were granted 38,576 RSUs with a fair market value of $400, which vest in equal quarterly installments over one year.

During the year ended December 31, 2021, the Company granted 1,567,913 performance stock units (“PSUs”) to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, President of ImprimisRx , which are subject to the satisfaction of certain market-based and continued service conditions (the “2021 PSUs”). The 2021 PSUs are separated into four tranches and require that the Company achieve and maintain certain levels of total stockholder returns (“TSR”) ranging from 50% to 175% per share during the five-year period following the grant date. TSR is based on the aggregate of: (i) the percent increase of the closing price of the Company’s common stock from July 22, 2021; and (ii) any dividends or like stockholder distributions as specified in the table below. With certain limited exceptions, in addition to reaching the TSR targets, the employee must be employed with the Company on the second anniversary of the grant date in order for the 2021 PSUs to vest.

Tranche	Number of Shares	TSR	Target Share Price*
Tranche 1	223,988	50% or greater	$11.70
Tranche 2	335,981	100% or greater	$15.60
Tranche 3	447,975	150% or greater	$19.50
Tranche 4	559,969	175% or greater	$21.45

*	Target Share Price assumes that no dividends or like distributions are made to shareholders of the Company. If such distributions are made, the Target Share Price would decrease accordingly, to the benefit of the employee, to account for the dividend/distribution as a part of TSR.

The fair value of the 2021 PSUs was $10,113 using a Monte Carlo Simulation with a five-year life, 75% volatility and a risk free interest rate of 0.72%. The fair value amount is being amortized over a two-year derived service period.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2021	1,601,509	$3.14
RSUs granted	1,906,490	$6.91
RSUs vested	(1,274,797)	$2.40
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2021	2,233,202	$6.78

As of December 31, 2021, the total unrecognized compensation expense related to unvested RSUs was approximately $10,550 which is expected to be recognized over a weighted-average period of 1.48 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $4,022 and $1,167 during the years ended December 31, 2021 and 2020, respectively.

Subsidiary Stock-Based Transactions

The Company recognized $87 and $26 in stock-based compensation expense related to subsidiary stock options during the years ended December 31, 2021 and 2020, respectively.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Year Ended December 31,
	2021	2020
Employees – selling, general and administrative	$4,800	$2,289
Employees – R&D	527
Directors – selling, general and administrative	418	473
Consultants – selling, general and administrative	-	96
Total	$5,745	$2,858

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders (see Note 13), underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2021 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2021	780,386	$2.12
Granted	-
Exercised	(406,539)	2.16
Expired	-	-
Warrants outstanding and exercisable - December 31, 2021	373,847	$2.08
Weighted average remaining contractual life of the outstanding warrants in years - December 31, 2021	2.55

All warrants outstanding as of December 31, 2021 are included in the following table:

	Warrants Outstanding and Exercisable
		Warrants	Exercise	Expiration
Warrant Series	Issue Date	Outstanding	Price	Date
Lender warrants (see Note 13)	7/19/2017	373,847	$2.08	7/19/2024
		373,847	$2.08

NOTE 16. INCOME TAXES

The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee and Wisconsin. The Company’s income tax provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 are summarized below:

	December 31,
	2021	2020
Current:
Federal	$-	$-
State	133	4
Total current	$133	$4

Deferred:
Federal	$(425)	$(771)
State	(1,944)	138
Change in valuation allowance	2,369	633
Total deferred	-	-
Income tax provision (benefit)	$133	$4

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31,
	2021	2020
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(3.24)%	(0.11)%
Employee stock-based compensation	7.95%	5.52%
Other	(7.53)%	(0.38)%
Write off of NOLs due to previous change in ownership	(14.77)%	0.00%
Write off of credits due to previous change in ownership	(1.71)%	0.00%
Reduction of valuation allowance for write off of NOLs and credits due to previous change in ownership	16.48%	0.00%
Valuation allowance	(18.82)%	(26.14)%
Effective income tax rate	(0.74)%	(0.11)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets (liabilities):
NOL	$12,337	$19,678
Depreciation and amortization	680	535
Other	59	413
Research and development credits	90	596
Deferred stock compensation	4,642	4,024
Basis Difference in Melt	-	(398)
Basis Difference in Surface	-	(502)
Basis Difference in Eton	(2,511)	(8,626)
Capital Losses	-	63
Sintetica License Agreement	2,329	-
License Agreement	(1)	-
Novartis License Agreement	(138)	-
Park stock purchase identifiable intangibles	(255)	(274)
Basis difference in Melt loan	869	-
Limitation Under 163(j)	-	195
Operating lease liabilities	1,856	2,192
Operating lease right-of-use assets	(1,753)	(2,061)
Total deferred tax assets, net	18,204	15,835
Valuation allowance	(18,204)	(15,835)
Net deferred tax liabilities	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,369 and increased by approximately $633 during 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $34,400 and $53,200, respectively, which will begin to expire in 2027, unless previously utilized, and will begin to expire for state purposes in 2026. In addition, the Company has federal net operating loss carryforward of $3,900 generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income.

As of December 31, 2021 the Company had federal and state research and development credit carryforwards of approximately $47 and $54, respectively, which will begin to expire in 2026, unless previously utilized. For state purposes, the state research and development credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and research and development carryforwards may be subject to a substantial annual limitation due to ownership change limitations that might have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforward that can be utilized annually to offset future taxable income and tax. Respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

As of December 31, 2021, the Company determined that it had net operating loss carryforwards of approximately $12,600 and state net operating loss carryforwards of approximately $9,400 restricted under IRC Section 382 of the Internal Revenue Code related to a 2011 change in ownership. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. Due to the Section 382 limitation, and the length of time available to fully utilize the net operating loss carryforwards, the Company removed these NOLs from deferred tax assets with a corresponding reduction of the valuation allowance. Similarly, under IRC Section 383 which limits the utilization of credits when ownership changes occur, the Company removed approximately $300 of federal credit and $300 of state credits from deferred tax assets with a corresponding reduction of valuation allowance.

The Company did not have any unrecognized tax benefits as of December 31, 2021 and 2020, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2021.

A reconciliation of the change in the UTB balance from January 1, 2021 to December 31, 2021 is as follows:

Fed & State Tax
Balance at January 1, 2021	$-
Additions for tax positions related to current year	-
Additions/(reductions) for tax positions related to prior years	-

Balance at December 31, 2021	-

Total unrecognized tax benefits as of December 31, 2021	-

NOTE 17. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $282 and $272 to the plan during the years ended December 31, 2021 and 2020, respectively.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware asserting various claims, including breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added claims related to its purported termination of the asset purchase agreement. In October 2019, NDS voluntarily dismissed all but two claims, leaving only claims related to the scope and performance of the post-termination obligations to be litigated. On November 8, 2021, following a jury trial, the Company and NDS entered into a voluntary settlement agreement (the “Settlement Agreement”) to resolve all claims and pending matters related to this lawsuit. During the year ended December 31, 2021, the Company recorded $1,500 in selling, general and administrative expenses related to the Settlement Agreement. Except for the one-time payment of $1,500, the Company does not expect the Settlement Agreement will have any future material impact on the Company’s consolidated cash flows, financial position, and results of operations.

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

John Erick et al.

In January 2018, John Erick and Deborah Ferrell, successors-in-interest and heirs of Jade Erick, (collectively “Erick”) filed a lawsuit in the San Diego County Superior Court against Kim Kelly, ND, MPH asserting claims related to the death of Jade Erick. In April 2018, Erick filed an amendment to the lawsuit, naming the Company as a co-defendant. In September 2018, co-defendant Dr. Kelly filed a cross-complaint against the Company and various entities affiliated with Spectrum Laboratory Products, Inc., Spectrum Chemical Manufacturing Corp. and Spectrum Pharmacy Products, Inc. (collectively “Spectrum”). The cross-complaint sought indemnity and contribution from the Company and Spectrum. In November 2021, the lawsuit involving the Company was resolved. There was no impact to the Company’s consolidated financial position and results of operations as a result of the resolution of this matter.

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

Under the terms of the sales and marketing agreements, the Company is required to make commission payments generally equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. The Company accrued and recorded in additional paid-in capital of $0 and $83 related to stock-based payments for these agreements during the years ended December 31, 2021 and 2020, respectively, and $3,640 and $2,434 were incurred under these agreements for commission expenses during the years ended December 31, 2021 and 2020, respectively, which are included in selling, general and administrative expenses.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. At December 31, 2021 and 2020, $251 and $224 were accrued in accounts payable and accrued expenses related to these agreements. During the years ended December 31, 2021 and 2020, $991 and $682, respectively, were incurred under these agreements as royalty expenses.

Acquisition of U.S. Rights to MAXITROL Eye Drops, IOPIDINE and MOXEZA

On December 17, 2021 (the “Closing Date”), the Company entered into the NVS Agreement (see Note 10), pursuant to which the Company purchased from NVS the exclusive commercial rights to the NVS Products in the U.S. The Company made a one-time payment of $14,050 to NVS for the U.S. rights to the NVS Products and their related intellectual property. Pursuant to the NVS Agreement and various ancillary agreements, immediately following the Closing Date and subject to certain conditions, for a period of up to six months, and prior to the transfer of the NVS Products NDAs (the “NVS NDAs”) to the Company, NVS will continue to sell the NVS Products on the Company’s behalf and transfer the net profit from the sale of the NVS Products to the Company. NVS has agreed to supply certain NVS Products to the Company for a period of time after the NVS NDAs are transferred to the Company and to assist with technology transfer of the NVS Products manufacturing to other third-party manufacturers, if needed.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“AMP-100”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000 in one-time milestone payments including a $5,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S. The Upfront Payment along with an additional milestone payment of $3,117 was paid and recorded as a R&D expenses during the year ended December 31, 2021.

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

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000 upon the achievement of certain regulatory milestones and up to $6,200 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through December 31, 2021, no amounts have been paid or accrued under the Wakamoto agreement.

Subject to certain limitations, the term of the Agreements is for five years from the date of the FDA’s market approval of MAQ-100 and allows for a five-year extension if certain unit sales thresholds are met.

Eyepoint Commercial Alliance Agreement

In August 2020, the Company, through its wholly-owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint will pay the Company a fee calculated based on the quarterly sales of DEXYCU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company shall use commercially reasonable efforts to promote and market DEXYCU in the U.S. In December 2021, Ithe Company, entered into a letter agreement (the “Letter Agreement”) with EyePoint to expand the Dexycu Agreement. During the two-year term of the Letter Agreement, in exchange for EyePoint agreeing to pay the Company a commission based on all net sales of DEXYCU® in the U.S. the Company assumed full responsibility for the sales and marketing of DEXYCU and agreed to make offers of employment to eight EyePoint employees, and will be responsible for all sales and marketing related regulatory compliance. EyePoint retained control over all regulatory approvals and commercial rights for DEXYCU. The Letter Agreement was made effective as of January 1, 2022 and will continue through December 31, 2023, unless such term is amended by mutual agreement of the parties or terminated in accordance therewith.

The Letter Agreement also amended the Company’s required minimum sales levels based on the DEXYCU unit demand for the third quarter of 2021. The failure to achieve these minimum sales levels could result in penalties payable by the Company to EyePoint; provided however, in no event shall a penalty, if any, exceed commissions payable by EyePoint to the Company.

Upon expiration or termination of the Letter Agreement, the parties will revert to the terms of the Dexycu Agreement in existence prior to the effectiveness of the Letter Agreement for the remainder of the original term of the Dexycu Agreement. The Letter Agreement provides that either party may terminate the Dexycu Agreement upon 30 days’ prior written notice in the event DEXYCU ceases to have Medicare Part B “pass-through” payment status for a period of not less than 6 months. The Company has an additional right to terminate the Letter Agreement with 30 days written notice if (i) a proposed or final Hospital Outpatient Prospective Payment System (HOPPS) rule issued by the Centers for Medicare & Medicaid Services (CMS) during calendar year 2022 does not contain an extension of the pass-through payment period for DEXYCU beyond December 31, 2022, and (ii) EyePoint has not otherwise waived any minimum sales for a respective quarterly period.

Subject to early termination, the Dexycu Agreement expires on August 1, 2025, subject to specified notice periods and specified limitations, either party may terminate the Dexycu Agreement in the event of (i) uncured material breach by the other party or (ii) if DEXYCU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the years ended December 31, 2021 and 2020, the Company recorded $3,253 and $357, respectively, in commission revenues related to the Dexycu Agreement.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50 upon execution of the Klarity License Agreement, (ii) a second payment of $50 following the first $50 in net sales of the Klarity Product; and (iii) a final payment of $50 following the first $100 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $165 and $149 in cash during the years ended December 31, 2021 and 2020, respectively, and was due an additional $30 and $35 at December 31, 2021 and 2020, respectively. The Company incurred $160 and $129 for royalty expenses related to the Klarity License Agreement during the years ended December 31, 2021 and 2020, respectively.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $28 and $55 in cash during the year ended December 31, 2021 and 2020, respectively, and was due $8 and $7 at December 31, 2021 and 2020, respectively. The Company incurred $29 and $55 for royalty expenses related to the Lindstrom Agreement during the year ended December 31, 2021 and 2020, respectively.

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

Under the terms of the Presbyopia Product, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the years ended December 31, 2021 and 2020, and was due $0 at December 31, 2021 and 2020. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the years ended December 31, 2021 and 2020.

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

NOTE 19. SEGMENT INFORMATION AND CONCENTRATIONS

Management evaluated the Company’s 2021 and 2020 performance based on operating segments. Segment performance for the Company’s two operating segments are based on segment contribution. The Company’s reportable segments consisted of (i) its commercial stage pharmaceutical compounding business (Pharmaceutical Compounding), generally including the operations of ImprimisRx; and (ii) its start-up operations associated with pharmaceutical drug development business (Pharmaceutical Drug Development). Segment contribution for the segments represents net revenues less cost of sales, R&D expenses, selling and marketing expenses, and select general and administrative expenses. Management does not evaluate the following items at the segment level:

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

Management defines segment net revenues as pharmaceutical compounded drug sales, licenses and other revenues derived from related agreements.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$72,476	$-	$72,476
Cost of sales	(18,214)	-	(18,214)
Gross profit	54,262	-	54,262

Operating expenses:
Selling, general and administrative	27,465	-	27,465
Research and development	1,088	8,674	9,762
Segment contribution	$25,709	$(8,674)	17,035
Corporate			(13,689)
Research and development			(1,322)
Amortization			(161)
Asset sales and impairments, net			(249)
Operating income			$1,614

	For the Year Ended December 31, 2020
	Pharmaceutical	Pharmaceutical Drug
	Compounding	Development	Total
Net revenues	$48,871	$-	$48,871
Cost of sales	(14,463)	-	(14,463)
Gross profit	34,408	-	34,408

Operating expenses:
Selling, general and administrative	22,691	144	22,835
Research and development	759	88	847
Segment contribution	$10,958	$(232)	10,726
Corporate			(8,245)
Research and development			(1,566)
Amortization			(167)
Asset sales and impairments, net			(363)
Operating income			$385

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues are attributed to the U.S. All long-lived assets at December 31, 2021 and December 31, 2020 are located in the U.S.

Beginning in 2022, due to shifts in the Company’s strategic plans to further focus on growing the Company’s ImprimisRx business and suspension of activities related to starting up development-stage pharmaceutical companies, along with changes to the Company’s organizational and internal reporting structure, management will no longer evaluate the Company’s business in two segments and will instead focus on the performance of the business as a single operating business.

Concentrations

The Company has two products that each comprised more than 10% of total revenues. These products collectively accounted for 35% and 35% of revenues during the years ended December 31, 2021 and 2020, respectively.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the years ended December 31, 2021 and 2020, respectively.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 74% of active pharmaceutical ingredient purchases during the year ended December 31, 2021, and 77% during the year ended December 31, 2020.

NOTE 20. SUBSEQUENT EVENTS

In January 2022, the Company issued 53,594 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 125,000 shares at an exercise price of $2.40 per share. The Company withheld from Mr. Baum 36,014 shares as consideration for the cashless exercise and an additional 35,392 shares for payroll tax purposes.

In February 2022, 50,000 RSUs granted in February 2019 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and, 29,395 shares the Company’s common stock were issued to Mr. Boll, net of 20,605 shares of common stock withheld for payroll tax withholdings totaling $162.

In February 2022, 50,000 RSUs granted in February 2019 to John P. Saharek, the Company’s President of ImprimisRx, vested, and, 24,077 shares the Company’s common stock were issued to Mr. Saharek, net of 25,923 shares of common stock withheld for payroll tax withholdings totaling $204.

The Company has performed an evaluation of events occurring subsequent to December 31, 2021 through the filing date of this Annual Report and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto, other than as disclosed in the accompanying notes.

