Form 10-Q
period 2022-03-31
HARROW HEALTH, INC.
filed 2022-05-05
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 4, 2022, there were 27,031,127 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,948,000	$42,167,000
Investment in Eton Pharmaceuticals	8,642,000	8,503,000
Accounts receivable, net	5,995,000	4,470,000
Inventories	4,396,000	4,217,000
Prepaid expenses and other current assets	1,334,000	1,305,000
Total current assets	62,315,000	60,662,000
Property, plant and equipment, net	2,968,000	3,141,000
Capitalized software costs, net	1,471,000	1,313,000
Operating lease right-of-use assets	6,847,000	5,935,000
Intangible assets, net	15,415,000	15,813,000
Investment in Melt Pharmaceuticals	8,247,000	11,133,000
Goodwill	332,000	332,000
TOTAL ASSETS	$97,595,000	$98,329,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,758,000	$6,337,000
Accrued payroll and related liabilities	1,948,000	3,089,000
Deferred revenue and customer deposits	23,000	16,000
Current portion of operating lease obligations	445,000	272,000
Current portion of finance lease obligations	8,000	8,000
Total current liabilities	9,182,000	9,722,000
Operating lease obligations, net of current portion	6,823,000	6,012,000
Finance lease obligations, net of current portion	7,000	10,000
Loans payable, net of current portion and unamortized debt discount	71,847,000	71,654,000
TOTAL LIABILITIES	87,859,000	87,398,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,031,127 and 26,902,763 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	27,000	27,000
Additional paid-in capital	107,909,000	106,666,000
Accumulated deficit	(97,845,000)	(95,407,000)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	10,091,000	11,286,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	9,736,000	10,931,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,595,000	$98,329,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product sales, net	$20,340,000	$14,948,000
Other revenues	1,780,000	495,000
Total revenues	22,120,000	15,443,000
Cost of sales	(5,963,000)	(3,770,000)
Gross profit	16,157,000	11,673,000
Operating expenses:
Selling, general and administrative	13,398,000	8,164,000
Research and development	658,000	592,000
Total operating expenses	14,056,000	8,756,000
Income from operations	2,101,000	2,917,000
Other (expense) income:
Interest expense, net	(1,792,000)	(513,000)
Equity in losses of unconsolidated entities	(2,886,000)	(1,319,000)
Investment gain (loss) from Eton Pharmaceuticals	139,000	(2,835,000)
Gain on forgiveness of PPP loan	-	1,967,000
Total other expense, net	(4,539,000)	(2,700,000)
(Loss) income before income taxes	(2,438,000)	217,000
Income taxes	-	-
Net (loss) income attributable to common stockholders	$(2,438,000)	$217,000
Basic net (loss) income per share of common stock	$(0.09)	$0.01
Diluted net (loss) income per share of common stock	$(0.09)	$0.01
Weighted average number of shares of common stock outstanding, basic	27,226,819	26,019,255
Weighted average number of shares of common stock outstanding, diluted	27,226,819	27,480,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional		Total Harrow Health, Inc.	Total Non controlling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2020	-	$-	25,749,875	$26,000	$104,557,000	$(77,400,000)	$27,183,000	$(355,000)	$26,828,000

Issuance of common stock in connection with:
Exercise of employee options			11,301		27,000	-	27,000	-	27,000
Vesting of RSUs			230,000		-	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(7,500)	-	(57,000)	-	(57,000)	-	(57,000)
Stock-based compensation expense	-	-	-	-	855,000	-	855,000	-	855,000
Net income	-	-	-	-	-	217,000	217,000	-	217,000
Balance at March 31, 2021	-	$-	25,983,676	$26,000	$105,382,000	$(77,183,000)	$28,225,000	$(355,000)	$27,870,000

Balance at December 31, 2021	-	$-	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000
Issuance of common stock in connection with:
Exercise of employee options	-	-	89,986	-	4,000	-	4,000	-	4,000
Vesting of RSUs	-	-	135,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(96,622)	(1,000)	(776,000)	-	(777,000)	-	(777,000)
Stock-based compensation expense	-	-	-	-	2,016,000	-	2,016,000	-	2,016,000
Net loss	-	-	-	-	-	(2,438,000)	(2,438,000)	-	(2,438,000)
Balance at March 31, 2022	-	$-	27,031,127	$27,000	$107,909,000	$(97,845,000)	$10,091,000	$(355,000)	$9,736,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,438,000)	$217,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	419,000	464,000
Amortization of intangible assets	404,000	40,000
Amortization of operating lease right-of-use assets	124,000	148,000
Provision for bad debt expense	10,000	19,000
Amortization of debt issuance costs and discount	193,000	96,000
Gain on forgiveness of PPP loan	-	(1,967,000)
Investment (gain) loss from investment in Eton	(139,000)	2,835,000
Equity in losses of unconsolidated entities	2,886,000	1,319,000
Stock-based compensation	2,016,000	855,000
Changes in assets and liabilities:
Accounts receivable	(1,535,000)	(610,000)
Inventories	(179,000)	(534,000)
Prepaid expenses and other current assets	(29,000)	(32,000)
Accounts payable and accrued expenses	369,000	1,105,000
Accrued payroll and related liabilities	(1,141,000)	(684,000)
Deferred revenue and customer deposits	7,000	(63,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	967,000	3,208,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(6,000)	(13,000)
Purchases of property, plant and equipment and capitalized software development costs	(404,000)	(211,000)
NET CASH USED IN INVESTING ACTIVITIES	(410,000)	(224,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(3,000)	(1,000)
Principal payment on SWK loan	-	(750,000)
Proceeds from the exercise of stock options	4,000	-
Payment of taxes upon vesting of RSUs and exercise of stock options	(777,000)	(30,000)
NET CASH USED IN FINANCING ACTIVITIES	(776,000)	(781,000)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(219,000)	2,203,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	42,167,000	4,301,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$41,948,000	$6,504,000
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$41,948,000	$6,304,000
Restricted cash	-	200,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$41,948,000	$6,504,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,617,000	$415,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,036,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) is an ophthalmic-focused healthcare company that specializes in the development, production and sale of innovative medications that offer unique competitive advantages and serve unmet needs in the marketplace through its subsidiaries and deconsolidated companies. The Company owns one of the nation’s leading ophthalmology-focused pharmaceutical businesses, ImprimisRx. In addition to wholly owning ImprimisRx, the Company also has non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. In 2020, Harrow created Visionology, Inc. (“Visionology”), which launched a digital eye health platform business during 2021. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Harrow consolidates entities in which it has a controlling financial interest. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity’s operations. If an entity is not deemed to be a VIE, the Company consolidates entities in which it holds and/or controls, directly or indirectly, more than 50% of the voting rights. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2022 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Segments

Due to shifts in the Company’s strategic plans to further focus on growing the Company’s ImprimisRx business and suspension of activities related to starting up development-stage pharmaceutical companies, along with changes to the Company’s organizational and internal reporting structure, beginning in January 2022 management no longer evaluates the Company’s business in two segments and instead focuses on the performance of the business as a single operating business.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”) and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs and warrants were 5,546,200 and 5,486,678 at March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the common equivalent shares are excluded in the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net (loss) income per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at March 31, 2022 and 2021 was 277,405 and 223,219, respectively.

The following table shows the computation of basic net (loss) income per share of common stock for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021

Numerator – net (loss) income attributable to Harrow Health, Inc. common stockholders	$(2,438,000)	$217,000
Denominator - weighted average number of shares outstanding, basic	27,226,819	26,019,255
Net (loss) income per share, basic	$(0.09)	$0.01

For the three months ended March 31, 2021, the Company had net income. As a result, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Diluted common equivalent shares for the three months ended March 31, 2021, consisted of the following:

For the Three Months Ended
March 31, 2021

Diluted shares related to:
Warrants	576,275
Stock options	885,092
Dilutive common equivalent shares	1,461,367

The following table shows the computation of diluted net (loss) income per share of common stock for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator – net (loss) income attributable to Harrow Health, Inc.	$(2,438,000)	$217,000
Denominator – weighted average number of shares outstanding, basic	27,226,819	26,019,255
Dilutive common equivalent shares	-	1,461,367
Number of shares used for diluted earnings per share computation	27,226,819	27,480,622
Net (loss) income per share, diluted	$(0.09)	$0.01

Investment in Eton Pharmaceuticals, Inc.

As of March 31, 2022, the Company owned 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At March 31, 2022, the fair market value of Eton’s common stock was $4.36 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment gain (loss) from its Eton common stock position of $139,000 and $(2,835,000) during the three months ended March 31, 2022 and 2021, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of March 31, 2022, the fair market value of the Company’s investment in Eton was $8,642,000.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock of Melt (representing approximately 46% of the equity interests as of March 31, 2022). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of March 31, 2022 and at the time of entering into the Melt Loan Agreement (see Note 4), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of March 31, 2022:

	Cost	Share of Equity	Paid-in-Kind	In-substance Capital	Net
	Basis	Method Losses	Interest	Contributions	Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$	$
Loan	13,500,000	(5,253,000)	1,021,000	(1,021,000)	8,247,000
	$19,310,000	$(11,063,000)	$1,021,000	$(1,021,000)	$8,247,000

During the three months ended March 31, 2022 and 2021, the Company recorded $30,000 due from Melt for reimbursable expenses and amounts payable pursuant to a Management Services Agreement between the Company and Melt (the “Melt MSA”), which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares of Surface (representing approximately 20% of Surface’s equity interests following the closing of a round of financing completed by Surface in July 2021) and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no other investments in Surface.

The following table summarizes the Company’s investment in Surface as of March 31, 2022:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 5 for more information and related party disclosure regarding Surface.

Impairment of Equity Method Investments and Note Receivable

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments and note receivable may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments and note receivable. At March 31, 2022 and December 31, 2021, no indicators of impairment existed.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers. The Company has two primary streams of revenue: (1) revenue recognized from its sale of products within pharmacy services and (2) revenue recognized from intellectual property license and asset purchase agreements.

Product Revenues

The Company sells prescription drugs directly through its pharmacy and outsourcing facility. Revenue from the Company’s pharmacy services includes: (i) the portion of the price the client pays directly to the Company, net of any volume-related or other discounts paid back to the client, (ii) the price paid to the Company by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, the Company has identified the following:

1.	Identify the contract(s) with a customer: A contract exists with a customer at the time the prescription or order is received by the Company.
2.	Identify the performance obligations in the contract: The order received contains the performance obligations to be met, in almost all cases the product the customer is wishing to receive. If we are unable to be meet the performance obligations the customer is notified.
3.	Determine the transaction price: the transaction price is based on the product being sold to the customer, and any related customer discounts. These amounts are pre-determined and built into the Company’s order management software.
4.	Allocate the transaction price to the performance obligations in the contract: The transaction price associated with the product(s) being ordered is allocated according to the pre-determined amounts.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation: At the time of shipment from the pharmacy or outsourcing facility the performance obligation has been met.

The following revenue recognition policy has been established for the Company’s pharmacy services:

Revenues generated from prescription or office use drugs sold by the Company’s pharmacies and outsourcing facility are recognized when the prescription is shipped. At the time of shipment, the pharmacy services has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company records reductions to revenue for discounts at the time of the initial sale. Estimated returns and allowances and other adjustments are provided for in the same period during which the related sales are recorded and are based on actual returns history. The rate of returns is analyzed annually to determine historical returns experience. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. The Company will defer any revenues received for a product that has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered and no refund will be required.

Commission Revenues

The Company has entered into an agreement whereby it is paid a fee calculated based on sales the Company generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized at the time a customer has ordered the pharmaceutical product and it has shipped from the third party (or one of its distributors or affiliates), at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue.

Transfer of Acquired Product Profit Revenues

The Company has entered into an agreement whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, six month transition period, the Seller will continue to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit is recognized at the time profit from the products sales has been calculated by the Seller and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Seller invoices the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company uses historical actual experience to estimate Chargebacks associated with the net profit transferred. The estimate is recorded as a reduction in revenues in the Company’s condensed consolidated statements of operations and accounts receivable in the condensed consolidated balance sheets, at the time the revenue is recognized.

Intellectual Property License Revenues

The Company currently holds five intellectual property licenses and related agreements in which the Company has agreed to license or sell to a customer with the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2022 and 2021, consists of the following:

	For the Three Months Ended March 31,
	2022	2021
Product sales, net	$20,340,000	$14,948,000
Commissions	1,320,000	485,000
Transfer of profit	460,000	-
License	-	10,000
Total revenues	$22,120,000	$15,443,000

Deferred revenue and customer deposits at March 31, 2022 and December 31, 2021 were $23,000 and $16,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2021 were recognized as revenue during the three months ended March 31, 2022.

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

In February 2019, the Company and Melt entered into the Melt MSA, whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10,000. As of March 31, 2022 and December 31, 2021, the Company was due $70,000 and $48,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three months ended March 31, 2022.

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation during the year ended December 31, 2021. Following Mr. Baum’s departure, the Company no longer has any representation on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Three Months Ended March 31,
	2022	2021
Revenues, net	$-	$-
Loss from operations	(3,337,000)	(1,099,000)
Net loss	$(3,337,000)	$(1,099,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At March 31,	At December 31,
	2022	2021
Current assets	$9,025,000	$11,278,000
Non-current assets	360,000	-
Total assets	$9,385,000	$11,278,000

Total liabilities	$17,313,000	$15,732,000
Total preferred stock and stockholders’ deficit	(7,928,000)	(4,454,000)
Total liabilities and stockholders’ deficit	$9,385,000	$11,278,000

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

Melt has granted the Company a security interest in substantially all of its personal property, rights and assets, including intellectual property rights, to secure the payment of all amounts owed under the Melt Loan Agreement. The Melt Loan Agreement contains customary representations, warranties and covenants, including covenants by Melt limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, and transactions with affiliates. The Melt Loan Agreement includes customary events of default, and upon the occurrence of an event of default (subject to cure periods for certain events of default), all amounts owed by Melt thereunder may be declared immediately due and payable by the Company, and the interest rate on the loan may be increased by three percent (3%) per annum. See Note 17 regarding an Amendment to the Melt Loan Agreement entered into in April 2022.

In connection with the Melt Loan Agreement, the Company and Melt entered into a Right of First Refusal Agreement providing the Company with the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of Melt’s drug candidates for a period of five years following the effective date of the Melt Loan Agreement.

The net funds received by Melt excluded $908,000 for amounts owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable.

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

As of March 31, 2022, the Company owned 3,500,000 shares of Surface common stock (representing approximately 20% of Surface’s issued and outstanding equity interests). A Company director, Richard L. Lindstrom, and the Company’s Chief Executive Officer, Mark L. Baum, are directors of Surface. Dr. Lindstrom is a principal of Flying L Partners, an affiliate of an investor who purchased Surface Series A Preferred Stock.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Three Months Ended March 31,
	2022	2021
Revenues, net	$-	$-
Loss from operations	(1,996,000)	(2,831,000)
Net loss	$(1,996,000)	$(2,831,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	At March 31,	At December 31,
	2022	2021
Current assets	$19,920,000	$21,731,000
Non-current assets	411,000	412,000
Total assets	$20,331,000	$22,143,000

Total liabilities	$1,937,000	$1,514,000
Total preferred stock and stockholders’ deficit	18,394,000	20,629,000
Total liabilities and stockholders’ equity	$20,331,000	$22,143,000

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Raw materials	$2,441,000	$2,441,000
Work in progress	44,000	-
Finished goods	1,911,000	1,776,000
Total inventories	$4,396,000	$4,217,000

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$455,000	$728,000
Due from Melt Pharmaceuticals	70,000	48,000
Other prepaid expenses	757,000	437,000
Deposits and other current assets	52,000	92,000
Total prepaid expenses and other current assets	$1,334,000	$1,305,000

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Property, plant and equipment, net:
Computer hardware	$786,000	$772,000
Furniture and equipment	521,000	443,000
Lab and pharmacy equipment	4,142,000	4,056,000
Leasehold improvements	5,728,000	5,703,000
	11,177,000	10,974,000
Accumulated depreciation	(8,209,000)	(7,833,000)
	$2,968,000	$3,141,000

For the three months ended March 31, 2022 and 2021, depreciation related to the property, plant and equipment was $376,000 and $436,000, respectively.

NOTE 9. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Capitalized internal-use software development costs	$942,000	$942,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	1,101,000	1,101,000
Accumulated amortization	(612,000)	(569,000)
Capitalized internal-use software in process	982,000	781,000
	$1,471,000	$1,313,000

The Company recorded amortization expense of $43,000 and $28,000 related to capitalized software development costs during the three months ended March 31, 2022 and 2021, respectively.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2022 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Impairment	Net Carrying Value
Patents	17-19	$972,000	$(97,000)	$-	$875,000
Licenses	20	100,000	(15,000)	-	85,000
Trademarks	Indefinite	260,000	-	-	260,000
Acquired NDAs	10	13,635,000	(341,000)	-	13,294,000
Customer relationships	3-15	1,519,000	(619,000)	-	900,000
Trade name	5	5,000	(5,000)	-	-
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$16,549,000	$(1,134,000)	$-	$15,415,000

Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Patents	$22,000	$6,000
Licenses	8,000	1,000
Acquired NDAs	341,000	-
Customer relationships	33,000	33,000
	$404,000	$40,000

Estimated future amortization expense for the Company’s intangible assets at March 31, 2022 is as follows:

Remainder of 2022	$1,194,000
2023	1,592,000
2024	1,592,000
2025	1,592,000
2026	1,595,000
Thereafter	7,590,000
$15,155,000

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$5,595,000	$5,174,000
Other accrued expenses	49,000	49,000
Accrued interest	1,114,000	1,114,000
Total accounts payable and accrued expenses	6,758,000	6,337,000

NOTE 12. DEBT

8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000,000 aggregate principal amount of 8.625% senior notes due April 2026, and in May 2021 issued an additional $5,000,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per April Note and the offering resulted in net proceeds to the Company of approximately $51,909,000 after deducting underwriting discounts and commissions and expenses of $3,091,000. In June 2021, in a further issuance of the April Notes, the Company sold an additional $20,000,000 aggregate principal amount of such notes (the “June Notes,” and together with the April Notes, the “Notes”), at a price of $25.75 per June Note, with interest of $278,000 on the June Notes being accrued from April 20, 2021 as of the date of issuance. The June offering resulted in net proceeds to the Company of approximately $19,164,000 after deducting underwriting discounts and commissions and expenses of $1,158,000 and a premium on note issuance of $322,000. The June Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at a rate of 8.625% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the Notes using the effective interest rate method.

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

Interest expense related to the Notes totaled $1,810,000 for the three months ended March 31, 2022, and included amortization of debt issuance costs and discount of $193,000 for three months ended March 31, 2022.

At March 31, 2022, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2022	$4,852,000
2023	6,469,000
2024	6,469,000
2025	6,469,000
2026	77,158,000
Total minimum payments	101,417,000
Less: amount representing interest payments	(26,417,000)
Notes payable, gross	75,000,000
Less: unamortized discount, net of premium	(3,153,000)
Notes payable, net of unamortized discount	$71,847,000

NOTE 13. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in July 2027.

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment that was made effective July 2020 that extended the term of the original lease and added 1,400 of additional square footage to the lease and another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.

At March 31, 2022, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.34% and 13.45 years, respectively.

During the three months ended March 31, 2022 and 2021, cash paid for amounts included for the operating lease liabilities was $166,000 and $251,000, respectively, and the Company recorded operating lease expense of $238,000 and $261,000, included in selling, general and administrative expenses, respectively.

Future lease payments under operating leases as of March 31, 2022 were as follows:

Operating Leases
Remainder of 2022	$655,000
2023	944,000
2024	970,000
2025	796,000
2026	810,000
Thereafter	6,648,000
Total minimum lease payments	10,823,000
Less: amount representing interest payments	(3,555,000)
Total operating lease liabilities	7,268,000
Less: current portion, operating lease liabilities	(445,000)
Operating lease liabilities, net of current portion	$6,823,000

The Company also has a finance lease that is included in its lease accounting but is not considered significant.

Future lease payments under the non-cancelable finance lease as of March 31, 2022 were as follows:

Finance Lease
Remainder of 2022	$6,000
2023	9,000
2024	1,000
Total minimum lease payments	16,000
Less: amount representing interest payments	(1,000)
Present value of future minimum lease payments	15,000
Less: current portion, finance lease obligation	(8,000)
Finance lease obligation, net of current portion	$7,000

At March 31, 2022, the incremental borrowing rate and the remaining lease term for the finance lease held by the Company were 6.36% and 1.83 years, respectively.

For the three months ended March 31, 2022 and 2021, depreciation expense related to the equipment held under the finance lease obligation was $2,000 and $2,000, respectively.

For the three months ended March 31, 2022 and 2021, cash paid and expense recognized for interest expense related to the finance lease obligation was $0 and $1,000, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Common Stock

During the three months ended March 31, 2022, the Company issued 53,594 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 125,000 shares at an exercise price of $2.40 per share. The Company withheld from Mr. Baum 36,014 shares as consideration for the cashless exercise and an additional 35,392 shares for payroll tax obligations totaling $295,000.

50,000 RSUs granted in February 2019 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2022, the Company issued 29,395 shares of common stock to Mr. Boll, net of 20,605 shares of common stock withheld for payroll tax withholdings totaling $162,000.

50,000 RSUs granted in February 2019 to John P. Saharek, the President of ImprimisRx, vested, and in February 2022, the Company issued 24,077 shares of common stock to Mr. Saharek, net of 25,923 shares of common stock withheld for payroll tax withholdings totaling $204,000.

35,000 RSUs granted in February 2019 vested, and in February 2022, the Company issued 20,298 shares of common stock, net of 14,702 shares of common stock withheld for payroll tax withholdings totaling $116,000.

During the three months ended March 31, 2022, the Company issued 1,000 shares of common stock and received net proceeds of $4,000 upon the exercise of options to purchase 1,000 shares of common stock with exercise price of $3.95 per share.

During the three months ended March 31, 2022, 9,644 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of March 31, 2022, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,229,399 shares available for future issuances under the 2017 Plan at March 31, 2022.

Stock Options

A summary of stock option activity under the Plans for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2022	3,039,546	$5.52
Options granted	170,250	$7.60
Options exercised	(126,000)	$2.41
Options cancelled/forfeited	-	$-
Options outstanding – March 31, 2022	3,083,796	$5.76	5.01	$4,781,000
Options exercisable	2,408,629	$5.29	4.61	$4,639,000
Options vested and expected to vest	3,083,796	$5.76	5.01	$4,781,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on March 31, 2022, based on the closing price of the Company’s common stock of $6.82 on that date.

During the three months ended March 31, 2022, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees during the three months ended March 31, 2022 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2022
Weighted-average fair value of options granted	$4.65
Expected terms (in years)	6.11
Expected volatility	70%
Risk-free interest rate	1.54%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2022:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	312,887	5.70	$1.72	312,887	$1.72
$2.23 - $2.60	313,068	4.84	$2.26	312,943	$2.26
$2.76 - $3.50	25,500	7.95	$3.49	12,906	$3.48
$3.95	370,000	4.00	$3.95	370,000	$3.95
$4.08 - $6.30	578,850	5.71	$5.76	525,027	$5.85
$6.81 - $7.37	388,995	6.27	$7.30	297,495	$7.30
$7.52 - $7.79	221,823	8.33	$7.61	49,323	$7.66
$7.87	600,000	3.33	$7.87	300,000	$7.87
$7.89 - $8.98	92,673	7.47	$8.16	48,048	$8.22
$8.99	180,000	1.09	$8.99	180,000	$8.99
$1.47 - $8.99	3,083,796	5.01	$5.76	2,408,629	$5.29

As of March 31, 2022, there was approximately $1,806,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 4.89 years. The stock-based compensation for all stock options was $272,000 and $452,000 during the three months ended March 31, 2022 and 2021, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2022 was $745,000.

Restricted Stock Units/Performance Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity (including performance stock units) and related information for the three months ended March 31, 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2022	2,233,202	$6.78
RSUs granted	-	$-
RSUs vested	(144,644)	$6.57
RSUs cancelled/forfeited	-	-
RSUs unvested at March 31, 2022	2,088,558	$6.79

As of March 31, 2022, the total unrecognized compensation expense related to unvested RSUs was approximately $8,756,000, which is expected to be recognized over a weighted-average period of 1.33 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2022 and 2021 was $1,744,000 and $346,000, respectively.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the three months ended March 31, 2022 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding - January 1, 2022	373,847	$2.08
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable - March 31, 2022	373,847	$2.08
Weighted average remaining contractual life of the outstanding warrants in years - March 31, 2022	2.3

Warrants outstanding and exercisable as of March 31, 2022 are as follows:

Warrant Series	Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
Lender warrants	7/19/2017	373,847	$2.08	7/19/2024

Subsidiary Stock-Based Transactions

The Company recognized $0 and $57,000 in stock-based compensation expense related to subsidiary stock options during the three months ended March 31, 2022 and 2021.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Employees - selling, general and administrative	$1,676,000	$755,000
Employees – research and development	186,000	-
Directors - selling, general and administrative	100,000	100,000
Consultants – research and development	54,000	-
Total	$2,016,000	$855,000

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% - 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company was required to make certain milestone payments to Dr. Lindstrom. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $30,000 and $35,000 were made during the three months ended March 31, 2022 and 2021, respectively. $71,000 and $35,000 were incurred as royalty expenses during the three months ended March 31, 2022 and 2021, respectively, and was included in accounts payable to Dr. Lindstrom.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $8,000 and $7,000 in cash during the three months ended March 31, 2022 and 2021, respectively. The Company incurred $7,000 and $7,000 for royalty expenses related to the Lindstrom APA during the three months ended March 31, 2022 and 2021.

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

The Dexycu Agreement expires on August 1, 2025, subject to early termination in accordance with the terms set forth therein. Either party may terminate the Dexycu Agreement, subject to specified notice periods and limitations, in the event of (i) uncured material breach by the other party or (ii) if DEXYCU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the three months ended March 31, 2022 and 2021, the Company recorded $1,320,000 and $485,000, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% - 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $1,047,000 and $804,000 were incurred under these agreements during the three months ended March 31, 2022 and 2021, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three months ended March 31, 2022 and 2021, $213,000 and $232,000 were incurred under these agreements as royalty expenses, respectively.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“AMP-100”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S. The Upfront Payment along with an additional milestone payment of $3,117,000 was paid and recorded as a R&D expenses during the year ended December 31, 2021. For the three months ended March 31, 2022, no amounts have been paid or accrued under the Sintetica agreement.

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

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through March 31, 2022, no amounts have been paid or accrued under the Wakamoto agreement.

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

Under the terms of the Presbyopia Product, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the periods ended March 31, 2022 and 2021, and was due $0 at March 31, 2022 and 2021. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the periods ended March 31, 2022 and 2021.

NOTE 16. CONCENTRATIONS

The Company has two products that each comprised more than 10% of total revenues. These products collectively accounted for 32% and 36% of revenues during the three months ended March 31, 2022 and 2021, respectively.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales during the three months ended March 31, 2022 and 2021.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 74% and 82% of active pharmaceutical ingredient purchases during the three months ended March 31, 2022 and 2021, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2022 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

Conditional Melt Loan Amendment

In April 2022, the Company entered into a First Amendment (the “Amendment”) to its loan and security agreement previously entered into on September 1, 2021 with Melt. The Amendment provides for:

●	Melt is required to maintain a minimum cash balance of $7,000,000 for one (1) year following the effective date of the Amendment; and a minimum cash balance of $5,000,000 at all times after the one year anniversary of the effective date of the Amendment.

●	The maturity date by which all amounts owed under the loan agreement are payable was extended to September 1, 2026, unless otherwise accelerated pursuant to the terms of the loan agreement.

●	The definition of Material Adverse Effect was amended so that such an effect will be deemed to have occurred if the data from the phase 2 study of MELT-300 fails to demonstrate the benefit of the combination MELT-300 study drug versus the individual components of the same MELT-300 study drug, as reasonably determined by the Company.

●	The effectiveness of the Amendment is subject to, among other conditions, Melt consummating a qualifying financing of a minimum amount of $15,000,000 from third party investors by August 31, 2022.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Imprimis Pharmaceuticals USA, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Overview

We are an ophthalmic-focused healthcare company. Our business specializes in the development, production, sale, and distribution of innovative prescription medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses, and Visionology, Inc. (“Visionology”), a direct-to-consumer digital eyecare subsidiary. In addition, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently deconsolidated. We also own royalty rights in various drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology-focused prescription pharmaceutical business. From its inception in 2014, ImprimisRx, which consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer serve capabilities, has offered physician customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare dedicated prescribers and institutions. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some of our compounded medications are various combinations of drugs formulated into one bottle and others are preservative free formulations. Depending on the formulation, the regulations of a specific state, and ultimately, the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, or made according to current good manufacturing practices (or “cGMPs”) or other FDA-guidance documents, in our FDA-registered New Jersey outsourcing facility (“NJOF”).

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

IOPIDINE®, MAXITROL®, MOXEZA®

In December 2021, we acquired U.S. commercial rights to four FDA-approved ophthalmic medicines: IOPIDINE 1% and 0.5% (apraclonidine hydrochloride); MAXITROL (neomycin/polymyxin B/dexamethasone) ophthalmic suspension; and MOXEZA (moxifloxacin hydrochloride). We believe by expanding our product portfolio to include branded FDA-approved products, we will be uniquely positioned to leverage our ImprimisRx platform to introduce unique lifecycle management strategies that could grow sales and address needs of our customers that we are unable to meet with our other compounded product offerings.

At the time of closing the acquisition of the four products, we agreed to a transitional period with the seller, which is expected to last approximately six months following the closing of the transaction. During the transition period, the seller will continue to sell the products and transfer the net profit to us. Following the transition period, we expect to have the products manufactured by third parties and commercialize the products for the U.S. market.

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

MAQ-100

In August 2021, we acquired the exclusive marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We intend to leverage the clinical data used for Japanese market approval of MaQaid to support a clinical program and U.S. market NDA submission of MAQ-100 for visualization during vitrectomy. We intend to request a meeting with FDA during the first half of 2022 to discuss our planned clinical program for MAQ-100.

We expect to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage our commercial infrastructure to promote, sell, and ultimately bring these products to market.

Visionology

Visionology, a direct-to-consumer digital eye health platform, leverages our experience in the ophthalmic pharmaceutical business as well as our relationships with eyecare professionals across the United States.

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

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock, which was approximately 20% of the equity and voting interests as of March 31, 2022. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

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

MELT-300 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an investigational new drug application (“IND”) with the FDA in June 2020 and began its clinical program for MELT-300. In February 2021, Melt announced data from, and the successful completion of, its Phase 1 study. Melt began enrolling patients in its Phase 2 study for MELT-300 during the fourth quarter of 2021.

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we gave up our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of the equity and voting interests issued and outstanding as of March 31, 2022. In September 2021, we provided Melt with a senior secured loan with a principle amount of $13,500,000, which is intended to fund the Phase 2 program of MELT-300. In connection with the loan, we were given the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of its drug candidates for a period of five years. Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-300, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-300. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage orphan-disease focused pharmaceutical company developing and commercializing innovative drug products. Its product portfolio and pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, we gave up our controlling interest in Eton. We own 1,982,000 shares of Eton common stock, which is less than 10% of the equity and voting interests issued and outstanding of Eton as of March 31, 2022.

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

Reimbursement Options

Dexycu is covered under Medicare Part B, and we are developing drug candidates that we believe will be covered under Medicare Part B. New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of the Centers for Medicare & Medicaid Services (“CMS”), pass-through status applies for a period of three years; that is measured from the date Medicare makes its first pass-through payment for the product, following which the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Following expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in an outpatient setting can qualify for ongoing separate payment. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019.

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

Recent Developments

In April 2022, we entered into a First Amendment (the “Amendment”) to our loan and security agreement previously entered into on September 1, 2021 with Melt. The Amendment provides for the following:

●	Melt is required to maintain a minimum cash balance of $7,000,000 for one (1) year following the effective date of the Amendment; and a minimum cash balance of $5,000,000 at all times after the one year anniversary of the effective date of the Amendment.

●	The maturity date by which all amounts owed under the loan agreement are payable was extended to September 1, 2026, unless otherwise accelerated pursuant to the terms of the loan agreement.

●	The definition of Material Adverse Effect was amended so that such an effect will be deemed to have occurred if the data from the phase 2 study of MELT-300 fails to demonstrate the benefit of the combination MELT-300 study drug versus the individual components of the same MELT-300 study drug, as reasonably determined by us.

●	The effectiveness of the Amendment is subject to, among other conditions, Melt consummating a qualifying financing of a minimum amount of $15,000,000 from third-party investors by August 31, 2022.

Results of Operations

The following period-to-period comparisons of our financial results for the three months ended March 31, 2022 and 2021, are not necessarily indicative of results for the current period or any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	$ Variance
Product sales, net	$20,340,000	$14,948,000	$5,392,000
Commission revenues	1,320,000	485,000	835,000
Transfer of profit	460,000	-	460,000
License revenues	-	10,000	(10,000)
Total revenues	$22,120,000	$15,443,000	$6,677,000

The increase in revenues between periods was related to an increase in sales volumes of our ophthalmology products, an increase in commissions attributable to sales of Dexycu® and transfer of profit from recently acquired products.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	$ Variance
Cost of sales	$5,963,000	$3,770,000	$2,193,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold.

Gross Profit and Margin

	For the Three Months Ended
	March 31,
	2022	2021	$ Variance
Gross profit	$16,157,000	$11,673,000	$4,484,000
Gross margin	73.0%	75.6%	(2.6)%

The decrease in gross margin between the three months ended March 31, 2022 and 2021 is primarily attributable to amortization of certain intangible assets related to recently acquired products beginning in January 2022.

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

The following presents our selling, general and administrative expenses for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	$ Variance
Selling, general and administrative	$13,398,000	$8,164,000	$5,234,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in compensation expense related to an increase in stock-based compensation associated with performance stock units that were granted in July 2021, an increase in consulting expenses associated with regulatory improvements and to support the transition of recent product acquisitions, and increase in sales and marketing expenses related to new employee costs to support current sales and expected future growth.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	$ Variance
Research and development	$658,000	$592,000	$66,000

During the three months ended March 31, 2022, research and development expenses increased compared to the same period in 2021 primarily as a result of increased costs associated with the clinical programs for AMP-100 and MAQ-100.

Interest Expense, Net

Interest expense, net was $1,792,000 for the three months ended March 31, 2022 compared to $513,000 for the same period in 2021. The increase during the period ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in the outstanding principal amount of our debt obligations.

Equity in Losses from Unconsolidated Entities

During the three months ended March 31, 2022, we recorded a loss of $2,886,000 related to our share of losses in Melt compared to $1,319,000 for the same period last year.

Investment Gain (Loss) from Eton

We recorded an unrealized gain of $139,000 related to the change in fair market value of Eton’s common stock during the three months ended March 31, 2022. We recorded an unrealized loss of $2,835,000 related to the change in fair market value of Eton’s common stock for the three months ended March 31, 2021.

Gain on Forgiveness of PPP Loan

During the three months ended March 31, 2021, we recorded gain on forgiveness of PPP (as defined below) loan of $1,967,000 related to the forgiveness of our $1,967,000 loan received pursuant to the Paycheck Protection Program (“PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act.

Net (Loss) Income

The following table presents our net (loss) income and per share net (loss) income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator – net (loss) income attributable to Harrow Health, Inc. common stockholders	$(2,438,000)	$217,000
Net (loss) income per share, basic	$(0.09)	$0.01
Net (loss) income per share, diluted	$(0.09)	$0.01

Liquidity and Capital Resources

Liquidity

Our cash on hand at March 31, 2022 was $41,948,000, compared to $42,167,000 at December 31, 2021.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $41,948,000 at March 31, 2022 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$967,000	$3,208,000
Investing activities	(410,000)	(224,000)
Financing activities	(776,000)	(781,000)
Net change in cash and cash equivalents	(219,000)	2,203,000
Cash, cash equivalents and restricted cash at beginning of the period	42,167,000	4,301,000
Cash, cash equivalents and restricted cash at end of the period	$41,948,000	$6,504,000

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022 was $967,000 compared to $3,208,000 during the same period in the prior year. The decrease in net cash provided by operating activities during the periods was mainly attributed to an increase in our accounts receivable amounts and decrease in our accounts payable and accrued liabilities balances.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $410,000 compared to $224,000, during the same period in the prior year. Cash used in investing activities in 2022 and 2021 was primarily associated with equipment and software purchases and upgrades along with investments in our intellectual property portfolio

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 and 2021 was $776,000 and $781,000, respectively. Cash used in financing activities during the three months ended March 31, 2022 was primarily related to payment of taxes upon vesting of RSUs and exercise of stock options and principal payments on loans outstanding during the same period in the prior year.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx business, and recently, proceeds from the sale of senior notes and a portion of our Eton common stock. We may also sell some or all of our ownership interests in Surface, Melt or our subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2022, the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report you should consider the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2021, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: May 5, 2022	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

