Form 10-Q
period 2022-06-30
HARROW HEALTH, INC.
filed 2022-08-09
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 27,069,978 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,438,000	$42,167,000
Investment in Eton Pharmaceuticals	5,193,000	8,503,000
Accounts receivable, net	6,755,000	4,470,000
Inventories	5,132,000	4,217,000
Prepaid expenses and other current assets	1,185,000	1,305,000
Total current assets	64,703,000	60,662,000
Property, plant and equipment, net	2,792,000	3,141,000
Capitalized software development costs, net	1,758,000	1,313,000
Operating lease right-of-use assets	7,860,000	5,935,000
Intangible assets, net	15,016,000	15,813,000
Investment in Melt Pharmaceuticals	5,601,000	11,133,000
Goodwill	332,000	332,000
TOTAL ASSETS	$98,062,000	$98,329,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,201,000	$6,337,000
Accrued payroll and related liabilities	3,005,000	3,089,000
Deferred revenue and customer deposits	83,000	16,000
Current portion of operating lease obligations	633,000	272,000
Current portion of finance lease obligations	-	8,000
Total current liabilities	12,922,000	9,722,000
Operating lease obligations, net of current portion	7,704,000	6,012,000
Finance lease obligations, net of current portion	-	10,000
Loans payable, net of unamortized debt discount	72,042,000	71,654,000
TOTAL LIABILITIES	92,668,000	87,398,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,069,978 and 26,902,763 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	27,000	27,000
Additional paid-in capital	109,806,000	106,666,000
Accumulated deficit	(104,084,000)	(95,407,000)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	5,749,000	11,286,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	5,394,000	10,931,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,062,000	$98,329,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$21,518,000	$17,297,000	$41,858,000	$32,245,000
Other revenues	1,805,000	837,000	3,585,000	1,332,000
Total revenues	23,323,000	18,134,000	45,443,000	33,577,000
Cost of sales	(6,534,000)	(4,417,000)	(12,497,000)	(8,187,000)
Gross profit	16,789,000	13,717,000	32,946,000	25,390,000
Operating expenses:
Selling, general and administrative	14,185,000	9,123,000	27,583,000	17,287,000
Research and development	914,000	425,000	1,572,000	1,017,000
Total operating expenses	15,099,000	9,548,000	29,155,000	18,304,000
Income from operations	1,690,000	4,169,000	3,791,000	7,086,000
Other (expense) income:
Interest expense, net	(1,794,000)	(1,314,000)	(3,586,000)	(1,827,000)
Equity in losses of unconsolidated entities	(2,646,000)	(942,000)	(5,532,000)	(2,261,000)
Investment loss from Eton Pharmaceuticals	(3,449,000)	(3,584,000)	(3,310,000)	(6,419,000)
Loss on early extinguishment of debt	-	(756,000)	-	(756,000)
Gain on forgiveness of PPP loan	-	-	-	1,967,000
Other expense, net	-	(51,000)	-	(51,000)
Total other expense, net	(7,889,000)	(6,647,000)	(12,428,000)	(9,347,000)
Loss before income taxes	(6,199,000)	(2,478,000)	(8,637,000)	(2,261,000)
Income taxes	(40,000)	-	(40,000)	-
Net loss	(6,239,000)	(2,478,000)	(8,677,000)	(2,261,000)
Preferred dividends and accretion of preferred stock issuance costs	-	(472,000)	-	(472,000)
Net loss attributable to common stockholders	$(6,239,000)	$(2,950,000)	$(8,677,000)	$(2,733,000)
Basic and diluted net loss per share of common stock	$(0.23)	$(0.11)	$(0.32)	$(0.10)
Weighted average number of shares of common stock outstanding, basic and diluted	27,303,458	26,736,970	27,265,350	26,379,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

							Total	Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2020	-	$-	25,749,875	$26,000	$104,557,000	$(77,400,000)	$27,183,000	$(355,000)	$26,828,000

Issuance of common stock in connection with:
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Exercise of employee stock options	-	-	16,613	-	48,000	-	48,000	-	48,000
Vesting of RSUs	-	-	1,207,500	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(391,461)	-	(3,228,000)	-	(3,228,000)	-	(3,228,000)
Issuance of preferred shares, net of discount and issuance costs	440,000	-	-	-	10,655,000	-	10,655,000	-	10,655,000
Redemption of preferred shares	(440,000)	-	-	-	(11,000,000)	-	(11,000,000)	-	(11,000,000)
Payment of preferred dividends	-	-	-	-	(127,000)	-	(127,000)	-	(127,000)
Stock-based compensation expense	-	-	-	-	1,933,000	-	1,933,000	-	1,933,000
Net loss	-	-	-	-	-	(2,261,000)	(2,261,000)	-	(2,261,000)
Balance at June 30, 2021	-	$-	26,893,896	$27,000	$102,837,000	$(79,661,000)	$23,203,000	$(355,000)	$22,848,000

Balance at December 31, 2021	-	$-	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000
Issuance of common stock in connection with:
Exercise of employee stock options	-	-	91,986	-	7,000	-	7,000	-	7,000
Vesting of RSUs	-	-	185,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(109,771)	(1,000)	(875,000)	-	(876,000)	-	(876,000)
Stock-based compensation expense	-	-	-	-	4,009,000	-	4,009,000	-	4,009,000
Net loss	-	-	-	-	-	(8,677,000)	(8,677,000)	-	(8,677,000)
Balance at June 30, 2022	-	$-	27,069,978	$27,000	$109,806,000	$(104,084,000)	$5,749,000	$(355,000)	$5,394,000

	Preferred Stock		Common Stock		Additional		Total Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2021	-	$-	25,983,676	$26,000	$105,382,000	$(77,183,000)	$28,225,000	$(355,000)	$27,870,000

Issuance of common stock in connection with:
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Exercise of employee stock options	-	-	5,312	-	21,000	-	21,000	-	21,000
Vesting of RSUs	-	-	977,500	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(383,961)	-	(3,171,000)	-	(3,171,000)	-	(3,171,000)
Issuance of preferred shares, net of discount and issuance costs	440,000	-	-	-	10,655,000	-	10,655,000	-	10,655,000
Redemption of preferred shares	(440,000)	-	-	-	(11,000,000)	-	(11,000,000)	-	(11,000,000)
Payment of preferred dividends	-	-	-	-	(127,000)	-	(127,000)	-	(127,000)
Stock-based compensation expense	-	-	-	-	1,078,000	-	1,078,000	-	1,078,000
Net loss	-	-	-	-	-	(2,478,000)	(2,478,000)	-	(2,478,000)
Balance at June 30, 2021	-	$-	26,893,896	$27,000	$102,837,000	$(79,661,000)	$23,203,000	$(355,000)	$22,848,000

Balance at March 31, 2022	-	$-	27,031,127	$27,000	$107,909,000	$(97,845,000)	$10,091,000	$(355,000)	$9,736,000
Issuance of common stock in connection with:
Exercise of employee stock options	-	-	2,000	-	3,000	-	3,000	-	3,000
Vesting of RSUs	-	-	50,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(13,149)	-	(99,000)	-	(99,000)	-	(99,000)
Stock-based compensation expense	-	-	-	-	1,993,000	-	1,993,000	-	1,993,000
Net loss	-	-	-	-	-	(6,239,000)	(6,239,000)	-	(6,239,000)
Balance at June 30, 2022	-	$-	27,069,978	$27,000	$109,806,000	$(104,084,000)	$5,749,000	$(355,000)	$5,394,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,677,000)	$(2,261,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	843,000	876,000
Amortization of intangible assets	802,000	79,000
Amortization of operating lease right-of-use assets	263,000	299,000
Provision for bad debt expense	29,000	36,000
Amortization of debt issuance costs and discount	388,000	288,000
Gain on forgiveness of PPP loan	-	(1,967,000)
Investment loss from investment in Eton	3,310,000	6,419,000
Equity in losses of unconsolidated entities	5,532,000	2,261,000
Loss on early extinguishment of loan	-	706,000
Stock-based compensation	4,009,000	1,933,000
Changes in assets and liabilities:
Accounts receivable	(2,314,000)	(1,084,000)
Inventories	(915,000)	59,000
Prepaid expenses and other current assets	120,000	(85,000)
Accounts payable and accrued expenses	2,454,000	1,026,000
Accrued payroll and related liabilities	(84,000)	73,000
Deferred revenue and customer deposits	67,000	(10,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,827,000	8,648,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of investments	-	9,827,000
Investment in patent and trademark assets	(5,000)	(22,000)
Purchases of property, plant and equipment	(664,000)	(1,360,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(669,000)	8,445,000
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(18,000)	(3,000)
Net proceeds from 8.625% notes payable, net of costs	-	71,073,000
Principal and exit fee payments on SWK loan	-	(15,961,000)
Payment of taxes upon vesting of RSUs	(876,000)	(3,228,000)
Proceeds from exercise of stock options	7,000	48,000
Sale of preferred stock, net of discount and issuance costs	-	10,655,000
Redemption of preferred stock	-	(11,000,000)
Payment of preferred stock dividends	-	(127,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(887,000)	51,457,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,271,000	68,550,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	42,167,000	4,301,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,438,000	$72,851,000
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$46,438,000	$72,651,000
Restricted cash	-	200,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,438,000	$72,851,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$40,000	$-
Cash paid for interest	$3,234,000	$788,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$275,000	$-
Right-of-use assets obtained in exchange for new operating lease obligations	$2,188,000	$1,753,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June, 2022 and 2021

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) is an eyecare pharmaceutical company focused on the development, production, sale, and distribution of accessible and affordable innovative ophthalmic prescription medications.

The Company owns non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.

Harrow consolidates entities in which it has a controlling financial interest. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity’s operations. The Company consolidates (i) entities in which it holds and/or controls, directly or indirectly, more than 50% of the voting rights, and (ii) entities that the Company deems to be a VIE. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2022 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”) and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs and warrants were 5,646,672 and 4,121,398 at June 30, 2022 and 2021, respectively. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2022 and 2021 was 287,049 and 235,973, respectively.

The following table shows the computation of basic net loss per share of common stock for the three and six months ended June 30, 2022 and 2021:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Numerator – net loss attributable to common stockholders	$(6,239,000)	$(2,950,000)	$(8,677,000)	$(2,733,000)
Denominator – weighted average
number of shares outstanding, basic and diluted	27,303,458	26,736,970	27,265,350	26,379,943
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.11)	$(0.32)	$(0.10)

Investment in Eton Pharmaceuticals, Inc.

As of June 30, 2022, the Company owned 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At June 30, 2022, the fair market value of Eton’s common stock was $2.62 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment loss from its Eton common stock position of $3,449,000 and $3,310,000, and $3,584,000 and $6,419,000 during the three and six months ended June 30, 2022 and 2021, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of June 30, 2022, the fair market value of the Company’s investment in Eton was $5,193,000.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock of Melt (representing approximately 46% of the equity interests as of June 30, 2022) of Melt. The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of June 30, 2022 and at the time of entering into the Melt Loan Agreement (see Note 4), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of June 30, 2022:

		Share of Equity Method	Paid-in -Kind	In-substance Capital	Net
	Cost Basis	Losses	Interest	Contributions	Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$-		$-
Loan	13,500,000	(7,899,000)	1,484,000	(1,484,000)	5,601,000
	$19,310,000	$(13,709,000)	$1,484,000	$(1,484,000)	$5,601,000

See Note 4 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares of Surface (representing approximately 20% of Surface’s equity interests following the closing of a round of financing completed by Surface in July 2021) of Surface and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no other investments in Surface.

The following table summarizes the Company’s investment in Surface as of June 30, 2022:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 5 for more information and related party disclosure regarding Surface.

Impairment of Equity Method Investments and Note Receivable

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments and note receivable may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments and note receivable. At June 30, 2022 and December 31, 2021, no indicators of impairment existed.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers. The Company has four primary streams of revenue: (1) revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) facility, (2) revenue recognized from a commission agreement with a third party, (3) revenue recognized from transfer of acquired product profit, and (4) revenue recognized from intellectual property licenses and asset purchase agreements.

Product Revenues

The Company sells prescription drugs directly through its pharmacy, outsourcing facility and 3PL partner. Revenue from the Company’s pharmacy services includes: (i) the portion of the price the client pays directly to the Company, net of any volume-related or other discounts paid back to the client, (ii) the price paid to the Company by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, the Company has identified the following:

1.	Identify the contract(s) with a customer: A contract is deemed to exist when the customer places an order through receipt of a prescription, via an online order or via receipt of a purchase order from the Company. For branded products, orders are received through the Company’s 3PL partner, and the customer takes title of the products via formal purchase orders placed and fulfilled.

2.

Identify the performance obligations in the contract: Obligations for fulfillment of the Company’s contracts consist of delivering the product to the customer at their specified destination. ASU 2016-10 was issued in April 2016 and amended ASC 606 for shipping and handling activities as follows: If the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. The Company has elected to treat its shipping and handling activities as a fulfillment cost.

3.	Determine the transaction price: The transaction price is based on an amount that reflects the consideration to which the Company expects to be entitled, net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively, sales deductions) and an estimate for returns and replacements established at the time of sale. The Company utilizes the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of its branded products. The transfer of promised goods is satisfied within a year, and therefore there are no significant financing components. There is no non-cash consideration related to product sales.

4.	Allocate the transaction price to the performance obligations in the contract: Because there is only one performance obligation for product sales, no allocation is necessary.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation: Revenue from products is recognized upon transfer of control of a product to a customer. This generally occurs upon shipment unless contractual terms with a customer state that transfer of control occurs at delivery.

Commission Revenues

The Company has entered into an agreement whereby it is paid a fee calculated based on sales the Company generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue.

Revenues From Transfer of Acquired Product Profit

The Company entered into an agreement whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, six month transition period, the Seller continued to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Seller and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Seller invoices the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company uses historical actual experience to estimate Chargebacks associated with the net profit transferred. The estimate is recorded as a reduction in revenues in the Company’s condensed consolidated statements of operations and accounts receivable in the condensed consolidated balance sheets, at the time the revenue is recognized.

Intellectual Property License Revenues

The Company currently holds five intellectual property licenses and related agreements pursuant to which the Company has agreed to license or sell to a customer with the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021 consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product sales, net	$21,518,000	$17,297,000	$41,858,000	$32,245,000
Commission revenues	1,212,000	827,000	2,532,000	1,312,000
Transfer of profits	593,000	-	1,053,000	-
License revenues	-	10,000	-	20,000
Total revenues	$23,323,000	$18,134,000	$45,443,000	$33,577,000

Deferred revenue and customer deposits at June 30, 2022 and December 31, 2021 were $83,000 and $16,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2021 were recognized as revenue during the six months ended June 30, 2022.

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

In February 2019, the Company and Melt entered into a Management Service Agreement between the Company and Melt (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10,000. During the three and six months ended June 30, 2022, the Company recorded $40,000 and $70,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company was due $109,000 and $48,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three and six months ended June 30, 2022.

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation during the year ended December 31, 2021. Following Mr. Baum’s departure, the Company no longer has any representation on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Six Months Ended June 30,
	2022	2021
Revenues, net	$-	$-
Loss from operations	(6,518,000)	(2,177,000)
Net loss	$(6,518,000)	$(2,177,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At June 30,	At December 31,
	2022	2021
Current assets	$6,197,000	$11,278,000
Non-current assets	773,000	-
Total assets	$6,970,000	$11,278,000

Total liabilities	$17,662,000	$15,732,000
Total preferred stock and stockholders’ deficit	(10,692,000)	(4,454,000)
Total liabilities and stockholders’ equity	$6,970,000	$11,278,000

Melt Note Receivable

On September 1, 2021, the Company entered into a loan and security agreement in the principal amount of $13,500,000 (the “Melt Loan Agreement”), as lender, with Melt, as borrower. Amounts borrowed under the Melt Loan Agreement bear interest at 12.50% per annum, which interest can be paid in-kind at the option of Melt until the maturity date. The Melt Loan Agreement permits Melt to pay interest only on the principal amount loaned thereunder through the term and all amounts owed will be due and payable on September 1, 2022. Melt may elect to prepay all, but not less than all, of the amounts owed prior to the maturity date at any time without penalty.

Melt has granted the Company a security interest in substantially all of its personal property, rights and assets, including intellectual property rights, to secure the payment of all amounts owed under the Melt Loan Agreement. The Melt Loan Agreement contains customary representations, warranties and covenants, including covenants by Melt limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, and transactions with affiliates. The Melt Loan Agreement includes customary events of default, and upon the occurrence of an event of default (subject to cure periods for certain events of default), all amounts owed by Melt thereunder may be declared immediately due and payable by the Company, and the interest rate on the loan may be increased by 3% per annum. In April 2022, the Company entered into a First Amendment (the “Amendment”) to the Melt Loan Agreement. The Amendment, the effectiveness of which is subject to Melt consummating a qualifying financing of a minimum amount of $15,000,000 from third-party investors by August 31, 2022, added conditions related to minimum cash amounts, clarified the definition of material adverse effects and extended the maturity date to September 1, 2026.

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

As of June 30, 2022, the Company owned 3,500,000 shares of Surface common stock. Company directors Richard L. Lindstrom, Perry J. Sternberg and Mark L. Baum, who is also the Company’s Chief Executive Officer, are directors of Surface. Dr. Lindstrom is a principal of Flying L Partners, an affiliate of an investor who purchased Surface Series A Preferred Stock.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Six Months Ended June 30,
	2022	2021
Revenues, net	$-	$-
Loss from operations	(3,526,000)	(4,712,000)
Net loss	$(3,526,000)	$(4,712,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	At June 30,	At December 31,
	2022	2021
Current assets	$18,192,000	$21,731,000
Non-current assets	661,000	412,000
Total assets	$18,853,000	$22,143,000

Total liabilities	$1,624,000	$1,514,000
Total preferred stock and stockholders’ deficit	17,229,000	20,629,000
Total liabilities and stockholders’ equity	$18,853,000	$22,143,000

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded commercial pharmaceutical products, including those held at a 3PL, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Raw materials	$3,217,000	$2,441,000
Work in progress	7,000	-
Finished goods	1,908,000	1,776,000
Total inventories	$5,132,000	$4,217,000

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$182,000	$728,000
Due from Melt Pharmaceuticals	109,000	48,000
Other prepaid expenses	821,000	437,000
Deposits and other current assets	73,000	92,000
Total prepaid expenses and other current assets	$1,185,000	$1,305,000

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Property, plant and equipment, net:
Computer hardware	$806,000	$772,000
Furniture and equipment	538,000	443,000
Lab and pharmacy equipment	4,195,000	4,056,000
Leasehold improvements	5,843,000	5,703,000
	11,382,000	10,974,000
Accumulated depreciation	(8,590,000)	(7,833,000)
	$2,792,000	$3,141,000

For the three and six months ended June 30, 2022, depreciation related to the property, plant and equipment was $381,000 and $757,000, respectively, compared to $361,000 and $797,000 during the same periods in 2021, respectively.

NOTE 9. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Capitalized internal-use software development costs	$942,000	$417,000
Acquired third-party software license for internal-use	159,000	684,000
Total gross capitalized software for internal-use	1,101,000	1,101,000
Accumulated amortization	(655,000)	(569,000)
Capitalized internal-use software in process	1,312,000	781,000
	$1,758,000	$1,313,000

The Company recorded amortization expense of $43,000 and $86,000 related to capitalized software development costs during the three and six months ended June 30, 2022, respectively, and $51,000 and $79,000 during the same periods in 2021, respectively.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2022 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Impairment	Net Carrying Value
Patents	17-19	$971,000	$(118,000)	$-	$853,000
Licenses	20	100,000	(18,000)	-	82,000
Trademarks	Indefinite	260,000	-	-	260,000
Acquired NDAs	10	13,635,000	(682,000)	-	12,953,000
Customer relationships	3-15	1,519,000	(652,000)	-	867,000
Trade name	5	5,000	(5,000)	-	-
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$16,548,000	$(1,532,000)	$-	$15,016,000

Amortization expense for intangible assets for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Patents	$21,000	$6,000	$43,000	$12,000
Licenses	3,000	-	11,000	1,000
Acquired NDAs	341,000	-	682,000	-
Customer relationships	33,000	33,000	66,000	66,000
	$398,000	$39,000	$802,000	$79,000

Estimated future amortization expense for the Company’s intangible assets at June 30, 2022 is as follows:

Remainder of 2022	$795,000
2023	1,592,000
2024	1,592,000
2025	1,592,000
2026	1,595,000
Thereafter	7,590,000
$14,756,000

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$8,038,000	$5,174,000
Other accrued expenses	49,000	49,000
Accrued interest	1,114,000	1,114,000
Total accounts payable and accrued expenses	$9,201,000	$6,337,000

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

Interest expense related to the Notes totaled $1,812,000 and $3,622,000 for the three and six months ended June 30, 2022, respectively, and $1,466,000 during the three and six months ended June 30, 2021, and included amortization of debt issuance costs and discount of $195,000 and $388,000 for three and six months ended June 30, 2022, respectively, and $192,000 during the three and six months ended June 30, 2021.

At June 30, 2022, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2022	$3,234,000
2023	6,469,000
2024	6,469,000
2025	6,469,000
2026	77,158,000
Total minimum payments	99,799,000
Less: amount representing interest payments	(24,799,000)
Notes payable, gross	75,000,000
Less: unamortized discount, net of premium	(2,958,000)
Notes payable, net of unamortized discount	$72,042,000

NOTE 13. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in July 2027.

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, and another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in June 2022 and will expire in June 2027.

At June 30, 2022, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.61% and 11.21 years, respectively.

During the three and six months ended June 30, 2022, cash paid for amounts included for the operating lease liabilities was $207,000 and $373,000, respectively, and $251,000 and $502,000 during the same periods in 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded operating lease expense of $262,000 and $500,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of June 30, 2022 were as follows:

Operating Leases
Remainder of 2022	$569,000
2023	1,231,000
2024	1,262,000
2025	1,093,000
2026	1,114,000
Thereafter	6,801,000
Total minimum lease payments	12,070,000
Less: amount representing interest payments	(3,733,000)
Total operating lease liabilities	8,337,000
Less: current portion, operating lease liabilities	(633,000)
Operating lease liabilities, net of current portion	$7,704,000

During the six months ended June 30, 2022, the Company paid all amounts owed under its finance lease and no future payments are due related to finance leases.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Common Stock

During the six months ended June 30, 2022, the Company issued 53,594 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 125,000 shares at an exercise price of $2.40 per share. The Company withheld from Mr. Baum 36,014 shares as consideration for the cashless exercise and an additional 35,392 shares for payroll tax obligations totaling $295,000.

During the six months ended June 30, 2022, the Company issued 3,000 shares of common stock and received net proceeds of $7,000 upon the exercise of options to purchase 3,000 shares of common stock with exercise prices between $1.70 to $3.95 per share.

During the six months ended June 30, 2022, 50,000 RSUs granted in February 2019 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2022, the Company issued 29,395 shares of common stock to Mr. Boll, net of 20,605 shares of common stock withheld for payroll tax withholdings totaling $162,000.

During the six months ended June 30, 2022, 50,000 RSUs granted in February 2019 to John P. Saharek, the President of ImprimisRx, vested, and in February 2022, the Company issued 24,077 shares of common stock to Mr. Saharek, net of 25,923 shares of common stock withheld for payroll tax withholdings totaling $204,000.

During the six months ended June 30, 2022, 35,000 RSUs granted in February 2019 vested, and in February 2022, the Company issued 20,298 shares of common stock, net of 14,702 shares of common stock withheld for payroll tax withholdings totaling $116,000.

During the six months ended June 30, 2022, 50,000 RSUs granted in May 2019 vested, and in May 2022, the Company issued 36,851 shares of common stock, net of 13,149 shares of common stock withheld for payroll tax withholdings totaling $99,000.

During the six months ended June 30, 2022, 19,288 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2022, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,067,284 shares available for future issuances under the 2017 Plan at June 30, 2022.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2022	3,039,546	$5.52
Options granted	281,250	$7.38
Options exercised	(128,000)	$2.45
Options cancelled/forfeited	(14,500)	$7.60
Options outstanding – June 30, 2022	3,178,296	$5.80	4.92	$5,539,000
Options exercisable	2,444,993	$5.32	4.42	$5,366,000
Options vested and expected to vest	3,178,296	$5.80	4.92	$5,539,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on June 30, 2022, based on the closing price of the Company’s common stock of $7.28 on that date.

During the six months ended June 30, 2022, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three and six months ended June 30, 2022 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2022
Weighted-average fair value of options granted	$4.54
Expected terms (in years)	6.11
Expected volatility	68-70%
Risk-free interest rate	1.54-2.78%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $2.23	595,887	5.04	$1.97	595,887	$1.97
$2.40 - $3.50	53,568	6.05	$3.00	42,507	$2.88
$3.95	370,000	3.75	$3.95	370,000	$3.95
$4.08 - $6.30	578,850	5.47	$5.76	534,605	$5.83
$6.80 - $7.30	409,995	7.81	$7.21	230,370	$7.27
$7.37 - $7.79	297,323	6.34	$7.54	139,699	$7.47
$7.87	600,000	3.08	$7.87	300,000	$7.87
$7.89 - $8.75	82,673	7.06	$8.06	48,800	$8.16
$8.98	10,000	8.59	$8.98	3,125	$8.98
$8.99	180,000	0.84	$8.99	180,000	$8.99
$1.47 - $8.99	3,178,296	4.92	$5.80	2,444,993	$5.32

As of June 30, 2022, there was approximately $2,013,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.15 years. The stock-based compensation for all stock options was $258,000 and $530,000 during the three and six months ended June 30, 2022, respectively, and $569,000 and $1,021,000 during the same periods in 2021, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2022 was $754,000.

Restricted Stock Units/Performance Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity (including performance stock units) and related information for the six months ended June 30, 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2022	2,233,202	$6.78
RSUs granted	65,615	$7.62
RSUs vested	(204,288)	$6.52
RSUs cancelled/forfeited	-	-
RSUs unvested - June 30, 2022	2,094,529	$6.83

As of June 30, 2022, the total unrecognized compensation expense related to unvested RSUs was approximately $8,819,000, which is expected to be recognized over a weighted-average period of 1.10 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2022 was $1,735,000 and $3,479,000, respectively, and $481,000 and $827,000 during the same periods in 2021, respectively.

Warrants

From time to time, the Company has issued warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the six months ended June 30, 2022 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding– January 1, 2022	373,847	$2.08
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable – June 30, 2022	373,847	$2.08
Weighted average remaining contractual life of the outstanding warrants in years – June 30, 2022	2.1

Warrants outstanding and exercisable as of June 30, 2022 are as follows:

Warrant Series	Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
Lender warrants	7/19/2017	373,847	$2.08	7/19/2024

Subsidiary Stock-Based Transactions

The Company recognized $0 in stock-based compensation expense related to subsidiary stock options during the three and six months ended June 30, 2022, and $28,000 and $85,000 during the same periods in 2021, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Employees – selling, general and administrative	$1,655,000	$923,000	$3,331,000	$1,678,000
Employees – R&D	176,000	55,000	362,000	55,000
Directors – selling, general and administrative	112,000	100,000	212,000	200,000
Consultants – R&D	50,000	-	104,000	-
Total	$1,993,000	$1,078,000	$4,009,000	$1,933,000

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company was required to make certain milestone payments to Dr. Lindstrom. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $92,000 and $122,000 were made during the three and six months ended June 30, 2022, respectively, compared to $35,000 and $70,000 during the same periods in 2021, respectively. Royalty expenses were $106,000 and $177,000 during the three and six months ended June 30, 2022, respectively, compared to $44,000 and $79,000 during the same periods in 2021, respectively, and was included in accounts payable to Dr. Lindstrom.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $7,000 and $15,000 in cash during the three and six months ended June 30, 2022, respectively, and $7,000 and $14,000 during the same periods in 2021, respectively. The Company incurred $8,000 and $15,000 for royalty expenses related to the Lindstrom APA during the three and six months ended June 30, 2022, respectively, and $7,000 and $14,000 during the same periods in 2021, respectively.

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

The Dexycu Agreement expires on August 1, 2025, subject to early termination in accordance with the terms set forth therein. Either party may terminate the Dexycu Agreement, subject to specified notice periods and limitations, in the event of (i) uncured material breach by the other party or (ii) if DEXYCU ceases to have “pass-through” payment status. In addition, subject to certain limitations, the Company may terminate the Dexycu Agreement (i) for convenience subject to an extended specified notice period or (ii) in the event Eyepoint undergoes a change of control. Eyepoint may terminate the Dexycu Agreement, subject to specified notice periods and specified limitations, if the Company fails to achieve certain minimum sales levels during specified periods. During the three and six months ended June 30, 2022, the Company recorded $1,212,000 and $2,532,000, respectively, and $827,000 and $1,312,000 during the same periods in 2021, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $1,100,000 and $2,147,000 were incurred under these agreements for commission expenses during the three and six months ended June 30, 2022, respectively, and $1,032,000 and $1,836,000 during the same periods in 2021, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and six months ended June 30, 2022, $297,000 and $510,000 were incurred under these agreements as royalty expenses, respectively, and $261,000 and $493,000 during the same periods in 2021, respectively.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“AMP-100”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company will pay Sintetica a per unit transfer price to supply AMP-100, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica will be responsible for regulatory filings for AMP-100 in the U.S. The Upfront Payment along with an additional milestone payment of $3,117,000 was paid and recorded as R&D expenses during the year ended December 31, 2021. During the three and six months ended June 30, 2022, no amounts were paid or accrued under the Sintetica agreement.

Subject to certain limitations, the Sintetica Agreement has a ten year term, and allows for a ten-year extension if certain sales thresholds are met.

Wakamoto Agreement

In August 2021, the Company entered into a License Agreement and a Basic Sale and Purchase Agreement (together, the “Wakamoto Agreements”) with Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”), pursuant to which Wakamoto granted the Company the exclusive license and marketing rights to its ophthalmic drug candidate (“MAQ-100”) in the U.S. and Canada.

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through June 30, 2022, no amounts have been paid or accrued under the Wakamoto agreements.

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

Under the terms of the Presbyopia Product, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the three and six month periods ended June 30, 2022 and 2021, and was due $0 at June 30, 2022 and 2021. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the three and six month periods ended June 30, 2022 and 2021.

NOTE 16. CONCENTRATIONS

The Company has two products that each comprised more than 10% of total revenues during the three and six month periods ended June 30. These products collectively accounted for 32% and 32% of revenues during the three and six months ended June 30, 2022, respectively, and 36% and 36% during the same periods in 2021, respectively.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales during the three and six months ended June 30, 2022 and 2021.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 72% and 73% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2022, respectively, and 85% and 79% during the same periods in 2021, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2022 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

In July 2022, the Center for Medicare & Medicaid Services (“CMS”) published in the Federal Register the calendar year (CY) 2023 Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System Proposed Rule (“Proposed Rule”). If the Proposed Rule is finalized, in the relevant part, without changes, it would result in loss of pass-through related separate payment for Dexycu, when furnished in hospital outpatient department settings reimbursed by Medicare. This would reduce the amount of Medicare reimbursement provided to the Dexycu customers and, if finalized without changes, result in a significant reduction in the Company’s Dexycu commission revenues. A Final Rule is expected to be issued in early November 2022. In the Final Rule, CMS may adopt or modify the Proposed Rule’s proposals related to Dexycu. If the Proposed Rule’s proposals related to Dexycu are finalized, they would be effective on January 1, 2023. If adopted as currently proposed, the Company does not expect the Proposed Rule to have a material impact on its operations, financial statements and cash flows.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: the impact of the COVID-19 pandemic on our financial condition, liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are an eyecare pharmaceutical company focused on the development, production, sale, and distribution of accessible and affordable innovative ophthalmic prescription medications.

The Company owns non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology-focused prescription pharmaceutical compounding business. From its inception in 2014, ImprimisRx, which consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer serve capabilities, has offered physician customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available drugs. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare dedicated prescribers and institutions. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some of our compounded medications are various combinations of drugs formulated into one bottle and others are preservative free formulations. Depending on the formulation, the regulations of a specific state, and ultimately, the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, or made according to current good manufacturing practices (or “cGMPs”) or other FDA-guidance documents, in our FDA-registered New Jersey outsourcing facility (“NJOF”). In August 2020, ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the right to promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays ImprimisRx a fee that is calculated based on the quarterly sales of DEXYCU in the U.S.

Branded Pharmaceuticals

Over the past two years, in order to more fully serve the needs of our growing customer base, we have invested in broadening our product portfolio to include FDA-approved products. Our investments in this regard have led to commercial partnerships to sell DEXYCU and Avenova, the acquisition of two later stage drug candidates, and the recent acquisition of U.S. rights to four FDA-approved ophthalmic products. These transactions, and those we are continuing to pursue, are focused in eyecare pharmaceuticals. We believe that our continued investments in these and other products will result in our ability to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs.

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

At the time of closing the acquisition of the four products, we agreed to a transitional period with the seller, which lasted six months following the closing of the transaction. During the transition period, the seller continued to sell the products and transferred the net profit from those sales to us. Following the transition period which ended in June 2022, we made IOPIDINE 1% and MAXITROL commercially available, and expect to re-launch MOXEZA at a later date.

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

MAQ-100

In August 2021, we acquired the exclusive marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We intend to leverage the clinical data used for Japanese market approval of MaQaid to support a clinical program and U.S. market NDA submission of MAQ-100 for visualization during vitrectomy. In August 2022, we had a Type B meeting with the FDA to discuss our planned clinical program for MAQ-100. The FDA provided clarity on what would be required for a future NDA filing of MAQ-100, and while we are still waiting on the release of the FDA’s minutes from the meeting, we remain optimistic about being able to efficiently advance the clinical program of MAQ-100.

We expect to continue to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage our commercial infrastructure to promote, sell, and ultimately bring these products to market.

Carved-Out Businesses (De-Consolidated Businesses)

We have ownership interests in Surface, Melt, and Eton Pharmaceuticals, Inc. (“Eton”) and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

Noncontrolling Equity Interests

Surface Ophthalmics, Inc.

Surface is a clinical-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases.

●	SURF-100 for Chronic Dry Eye Disease: Surface completed its 350-patient Phase 2 clinical trial, comparing five active arms of SURF-100 study drugs with the current market-leading prescription chronic dry eye treatments. According to Surface, the SURF-100 Phase 2 clinical trial achieved positive results for both signs and symptoms of chronic dry eye disease, as well as generating positive data on onset and duration of action.

●	SURF-200 for Acute Dry Eye: Surface has completed enrollment of its Phase 2 clinical trial for SURF-200 and expects to announce top-line results later this year.

●	SURF-201 for Pain and Inflammation Following Ocular Surgery: According to the Surface results, SURF-201 was dosed twice daily, met its primary endpoints of absence of inflammation at both Day 8 and Day 15 and was found to be safe and well-tolerated by the patient group. In addition, a secondary endpoint showed almost 90% of patients given SURF-201 were pain free at Day 15.

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock, which was approximately 20% of Surface’s equity and voting interests as of June 30, 2022. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

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

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we gave up our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of Melt’s equity and voting interests issued and outstanding as of June 30, 2022. In September 2021, we provided Melt with a senior secured loan with a principal amount of $13,500,000, which is intended to fund the Phase 2 program of MELT-300. In connection with the loan, we were given the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of its drug candidates for a period of five years. Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-300, while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-300. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Eton Pharmaceuticals, Inc.

Eton is a commercial-stage orphan-disease focused pharmaceutical company developing and commercializing innovative drug products. Its product portfolio and pipeline includes several products and drug candidates in various stages of development across a variety of dosage forms. In May 2017, we gave up our controlling interest in Eton. We own 1,982,000 shares of Eton common stock, which is less than 10% of the equity and voting interests issued and outstanding of Eton as of June 30, 2022.

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

In July of 2022, CMS issued its Proposed CY 2023 Payment Rule for Hospital Outpatient Services and ASCs. Based on the summary in the proposed rule, Dexycu will no longer qualify as a separately payable product in an ASC or outpatient setting and will instead be bundled into the general cataract procedure code effective January 1, 2023, when the final rule, if approved as currently proposed, will go into effect. As a result, we expect our commissions from sales of Dexycu to significantly decrease at the end of 2022 and in 2023; however such effect will not have a material impact on our business, financial statements and cash flows.

Our proprietary ophthalmic compounded formulations are currently primarily available on a cash-pay basis. However, MOXEZA, MAXITROL and IOPIDINE are, and we expect that other drug candidates we are developing, if approved, will be eligible for reimbursement by third-party payors. We are devoting time and resources to seek reimbursement and patient pay opportunities for these and other drug products and candidates. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant challenges for products to be eligible for reimbursement in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably have a material adverse effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points. We are communicating with government and third-party payors in order to make our drug products and candidates available to more patients and at optimized pricing levels. However, if government and other third-party payors do not provide adequate coverage and reimbursement levels for our drug products and candidates, the market acceptance and opportunity for them may be limited.

COVID-19 Pandemic

A novel strain of coronavirus was first identified in Wuhan, China in December 2019. The disease caused by it, COVID-19, was declared a global pandemic by the World Health Organization in March 2020. On March 18, 2020, CMS released guidance for U.S. healthcare providers to limit all elective medical procedures in order to conserve personal protective equipment and limit exposure to COVID-19 during the pendency of the pandemic. In addition to limiting elective medical procedures, many hospitals and other healthcare providers have strictly limited access to their facilities during the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and healthcare delivery, led to social distancing recommendation, and created significant volatility in financial markets. In May 2020 and the following months, U.S. states and geographies began easing restrictions associated with the COVID-19 pandemic including those restrictions related to elective procedures. We have since seen sales of our products return to historical norms and trends as restrictions associated with elective procedures and the COVID-19 pandemic have eased.

However, given the unprecedented and dynamic nature of the COVID-19 pandemic, including any virus mutations/variants, we may not be able to reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future, especially if there are new restrictions in elective procedures in the future which would have an adverse impact, which may be material, on our future revenues, profitability and cash flows.

Recent Developments

In April 2022, we entered into a First Amendment (the “Amendment”) to our loan and security agreement previously entered into on September 1, 2021 with Melt. The Amendment provides for the following:

●	Melt is required to maintain a minimum cash balance of $7,000,000 for one year following the effective date of the Amendment; and a minimum cash balance of $5,000,000 at all times after the one year anniversary of the effective date of the Amendment.

●	The maturity date by which all amounts owed under the loan agreement are payable was extended to September 1, 2026, unless otherwise accelerated pursuant to the terms of the loan agreement.

●	The definition of Material Adverse Effect was amended so that such an effect will be deemed to have occurred if the data from the phase 2 study of MELT-300 fails to demonstrate the benefit of the combination MELT-300 study drug versus the individual components of the same MELT-300 study drug, as reasonably determined by us.

●	The effectiveness of the Amendment is subject to, among other conditions, Melt consummating a qualifying financing of a minimum amount of $15,000,000 from third-party investors by August 31, 2022.

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2022	2021	Variance	2022	2021	Variance
Product sales, net	$21,518,000	$17,297,000	$4,221,000	$41,858,000	$32,245,000	$9,613,000
Commission revenues	1,212,000	827,000	385,000	2,532,000	1,312,000	1,220,000
Transfer of profits	593,000	-	593,000	1,053,000	-	1,053,000
License revenues	-	10,000	(10,000)	-	20,000	(20,000)
Total revenues	$23,323,000	$18,134,000	$5,189,000	$45,443,000	$33,577,000	$11,866,000

The increase in revenues between periods was related to an increase in sales volumes of our ophthalmology products, an increase in commissions attributable to sales of Dexycu® and transfer of profits from recently acquired products. In June of 2022, the Company completed the transfer from Seller to Harrow of Iopidine and Maxitrol NDAs and relaunched those products, as a result, we will not record revenues associated with the transfer of profits associated with those products in future periods.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2022	2021	Variance	2022	2021	Variance
Cost of sales	$6,534,000	$4,417,000	$2,117,000	$12,497,000	$8,187,000	$4,310,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold.

Gross Profit and Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2022	2021	Variance	2022	2021	Variance
Gross Profit	$16,789,000	$13,717,000	$3,072,000	$32,946,000	$25,390,000	$7,556,000
Gross Margin	72.0%	75.6%	-3.6%	72.5%	75.6%	-3.1%

The decrease in gross margin between the three and six months ended June 30, 2022 and 2021 is primarily attributable to amortization of acquired NDAs beginning in January 2022, along with a production event in April 2022 that led to a one-time purge of inventory (and which had no impact on quality of released product), and increased discounts provided during 2022 associated with volume-based purchases.

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

The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2022	2021	Variance	2022	2021	Variance
Selling, general and administrative	$14,185,000	$9,123,000	$5,062,000	$27,583,000	$17,287,000	$10,296,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in consulting expense related to an increase in stock-based compensation associated with performance stock units that were granted in July 2021, an increase in consulting expenses associated with regulatory improvements and to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2022	2021	Variance	2022	2021	Variance
Research and development	$914,000	$425,000	$489,000	$1,572,000	$1,017,000	$555,000

During the three and six months ended June 30, 2022, research and development expenses increased from the same periods in 2021 primarily as a result of increased costs associated with the clinical programs for AMP-100 and MAQ-100 and program fees associated with Iopidine.

Interest Expense, Net

Interest expense, net was $1,794,000 and $3,586,000 for the three and six months ended June 30, 2022 compared to $1,314,000 and $1,827,000 for the same periods in 2021, respectively. The increase during the period ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in the outstanding principal amount of our debt obligations.

Equity in Losses of Unconsolidated Entities

During the three and six months ended June 30, 2022, we recorded a loss of $2,646,000 and $5,532,000, respectively, related to our share of losses in Melt, compared to $942,000 and $2,261,000 for the same periods last year, respectively.

Investment Loss from Eton

During the three and six months ended June 30, 2022 we recorded a loss of $3,449,000 and $3,310,000, respectively, related to the change in fair market value of Eton’s common stock compared to losses of $3,584,000 and $6,419,000 for the same periods last year, respectively.

Gain on Forgiveness of PPP Loan

During the six months ended June 30, 2021, we recorded a gain $1,967,000 related to the forgiveness of our $1,967,000 loan received pursuant to the Paycheck Protection Program (“PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act.

Net Loss

The following table presents our net loss and per share net loss for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(6,239,000)	$(2,950,000)	$(8,677,000)	$(2,733,000)
Net loss per share, basic and diluted	$(0.23)	$(0.11)	$(0.32)	$(0.10)

Liquidity and Capital Resources

Liquidity

Our cash on hand at June 30, 2022 was $46,438,000, compared to $42,167,000 at December 31, 2021.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $46,438,000 at June 30, 2022 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Six Months Ended
	June 30,
	June 30,	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$5,827,000	$8,648,000
Investing activities	(669,000)	8,445,000
Financing activities	(887,000)	51,457,000
Net change in cash and cash equivalents	4,271,000	68,550,000
Cash and cash equivalents at beginning of the period	42,167,000	4,301,000
Cash and cash equivalents at end of the period	$46,438,000	$72,851,000

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2022 was $5,827,000 compared to $8,648,000 during the same period in the prior year. The decrease in net cash provided by operating activities between the periods was mainly attributed to an increase in our accounts receivable amounts.

Investing Activities

Net cash (used in) provided by investing activities during the six months ended June 30, 2022 was $(669,000) compared to $8,445,000 during the same period in the prior year. Cash used in investing activities in 2022 was primarily associated with equipment and software purchases. Cash provided by investing activities in 2021 was primarily associated with the sale of a portion of our investment in Eton.

Financing Activities

Net cash (used in) provided by financing activities during the six months ended June 30, 2022 and 2021 was $(887,000) and $51,457,000, respectively. Cash used in financing activities during the six months ended June 30, 2022 was primarily related to payment of taxes upon vesting of RSUs. Cash provided by financing activities during the six months ended June 30, 2021 was primarily related to proceeds received from the sale of notes, net of the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC and its partners.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx business, and in 2021, proceeds from the sale of senior notes and a portion of our Eton common stock. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

The changing trends and overall economic outlook in light of the COVID-19 pandemic, including the historic interim stay-at-home orders and bans on elective surgeries, created uncertainty surrounding our operating outlook and may impact our future operating results if the COVID-19 pandemic worsens in the U.S. In addition, we may acquire new products, product candidates and/or businesses and, as a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2022, the end of the period covered by this Quarterly Report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	First Amendment to Loan and Security Agreement, dated as of April 8, 2022, between the Company and Melt Pharmaceuticals, Inc.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: August 9, 2022	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

