Form 10-Q
period 2022-09-30
HARROW HEALTH, INC.
filed 2022-11-14
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, there were 27,413,654 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$44,959,000	$42,167,000
Investment in Eton Pharmaceuticals	4,162,000	8,503,000
Accounts receivable, net	6,743,000	4,470,000
Inventories	5,283,000	4,217,000
Prepaid expenses and other current assets	2,927,000	1,305,000
Total current assets	64,074,000	60,662,000
Property, plant and equipment, net	3,291,000	3,141,000
Capitalized software costs, net	1,878,000	1,313,000
Operating lease right-of-use assets	7,688,000	5,935,000
Intangible assets, net	19,632,000	15,813,000
Investment in Melt Pharmaceuticals	2,097,000	11,133,000
Goodwill	332,000	332,000
TOTAL ASSETS	$98,992,000	$98,329,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,112,000	$6,337,000
Accrued payroll and related liabilities	3,441,000	3,089,000
Deferred revenue and customer deposits	115,000	16,000
Current portion of operating lease obligations	703,000	272,000
Current portion of finance lease obligations	-	8,000
Total current liabilities	18,371,000	9,722,000
Operating lease obligations, net of current portion	7,520,000	6,012,000
Finance lease obligations, net of current portion	-	10,000
Loans payable, net of current portion and unamortized debt discount	72,239,000	71,654,000
TOTAL LIABILITIES	98,130,000	87,398,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,074,307 and 26,902,763 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	27,000	27,000
Additional paid-in capital	111,738,000	106,666,000
Accumulated deficit	(110,548,000)	(95,407,000)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	1,217,000	11,286,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	862,000	10,931,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,992,000	$98,329,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$21,575,000	$17,811,000	$63,433,000	$50,056,000
Other revenues	1,248,000	900,000	4,833,000	2,232,000
Total revenues	22,823,000	18,711,000	68,266,000	52,288,000
Cost of sales	(6,721,000)	(4,947,000)	(19,218,000)	(13,134,000)
Gross profit	16,102,000	13,764,000	49,048,000	39,154,000
Operating expenses:
Selling, general and administrative	15,421,000	11,356,000	43,004,000	28,643,000
Research and development	775,000	6,125,000	2,347,000	7,142,000
Total operating expenses	16,196,000	17,481,000	45,351,000	35,785,000
(Loss) income from operations	(94,000)	(3,717,000)	3,697,000	3,369,000
Other (expense) income:
Interest expense, net	(1,800,000)	(1,685,000)	(5,386,000)	(3,512,000)
Equity in losses of unconsolidated entities	(3,504,000)	(706,000)	(9,036,000)	(2,967,000)
Investment loss from Eton Pharmaceuticals	(1,031,000)	(2,220,000)	(4,341,000)	(8,639,000)
Loss on early extinguishment of debt	-	-	-	(756,000)
Gain on forgiveness of PPP loan	-	-	-	1,967,000
Other expense, net	-	-	-	(51,000)
Total other expense, net	(6,335,000)	(4,611,000)	(18,763,000)	(13,958,000)
Loss before income taxes	(6,429,000)	(8,328,000)	(15,066,000)	(10,589,000)
Income taxes	(35,000)	-	(75,000)	-
Net loss	(6,464,000)	(8,328,000)	(15,141,000)	(10,589,000)
Preferred dividends and accretion of preferred stock issuance costs	-	-	-	(472,000)
Net loss attributable to common stockholders	$(6,464,000)	$(8,328,000)	$(15,141,000)	$(11,061,000)
Basic and diluted net loss per share of common stock	$(0.24)	$(0.31)	$(0.55)	$(0.42)
Weighted average number of shares of common stock outstanding, basic and diluted	27,349,642	27,112,531	27,293,756	26,626,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2020	-	$-	25,749,875	$26,000	$104,557,000	$(77,400,000)	$27,183,000	(355,000)	$26,828,000

Issuance of common stock in connection with:
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Exercise of employee stock-based options			25,480	-	65,000	-	65,000	-	65,000
Vesting of RSUs	-	-	1,207,500	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(391,461)	-	(3,228,000)	-	(3,228,000)	-	(3,228,000)
Issuance of preferred shares, net of discount and issuance costs	440,000		-	-	10,655,000	-	10,655,000	-	10,655,000
Redemption of preferred shares	(440,000)	-	-	-	(11,000,000)	-	(11,000,000)	-	(11,000,000)
Payment of preferred dividends	-	-	-	-	(127,000)	-	(127,000)	-	(127,000)
Stock-based compensation expense	-	-	-	-	3,630,000	-	3,630,000	-	3,630,000
Net loss	-	-	-	-	-	(10,589,000)	(10,589,000)	-	(10,589,000)
Balance at September 30, 2021	-	$-	26,902,763	$27,000	$104,551,000	$(87,989,000)	$16,589,000	$(355,000)	$16,234,000

Balance at December 31, 2021	-	$-	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000
Issuance of common stock in connection with:
Exercise of consultant stock-based options	-	-	4,054	-	-	-	-	-	-
Exercise of employee stock-based options	-	-	92,261	-	7,000	-	7,000	-	7,000
Vesting of RSUs	-	-	185,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(109,771)	(1,000)	(875,000)	-	(876,000)	-	(876,000)
Stock-based compensation expense	-	-	-	-	5,941,000	-	5,941,000	-	5,941,000
Net loss	-	-	-	-	-	(15,141,000)	(15,141,000)	-	(15,141,000)
Balance at September 30, 2022	-	$-	27,074,307	$27,000	$111,738,000	$(110,548,000)	$1,217,000	$(355,000)	$862,000

							Total
	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2021	-	$-	26,893,896	$27,000	$102,837,000	$(79,661,000)	$23,203,000	$(355,000)	$22,848,000

Issuance of common stock in connection with:
Exercise of employee stock-based options			8,867	-	17,000	-	17,000	-	17,000
Stock-based compensation expense	-	-	-	-	1,697,000	-	1,697,000	-	1,697,000
Net loss	-	-	-	-	-	(8,328,000)	(8,328,000)	-	(8,328,000)
Balance at September 30, 2021	-	$-	26,902,763	$27,000	$104,551,000	$(87,989,000)	$16,589,000	$(355,000)	$16,234,000

Balance at June 30, 2022	-	$-	27,069,978	$27,000	$109,806,000	$(104,084,000)	$5,749,000	$(355,000)	$5,394,000
Issuance of common stock in connection with:
Exercise of consultant stock-based options	-	-	4,054	-	-	-	-	-	-
Exercise of employee stock-based options	-	-	275	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,932,000	-	1,932,000	-	1,932,000
Net loss	-	-	-	-	-	(6,464,000)	(6,464,000)	-	(6,464,000)
Balance at September 30, 2022	-	$-	27,074,307	$27,000	$111,738,000	$(110,548,000)	$1,217,000	$(355,000)	$862,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,141,000)	$(10,589,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,090,000	1,275,000
Amortization of intangible assets	1,200,000	122,000
Amortization of operating lease right-of-use assets	435,000	422,000
Provision for bad debt expense	36,000	36,000
Amortization of debt issuance costs and discount	585,000	480,000
Gain on forgiveness of PPP loan	-	(1,967,000)
Investment loss from investment in Eton	4,341,000	8,639,000
Equity in losses of unconsolidated entities	9,036,000	2,967,000
Interest paid-in-kind from note receivable	-	(136,000)
Loss on early extinguishment of loan	-	706,000
Stock-based compensation	5,941,000	3,630,000
Changes in assets and liabilities:
Accounts receivable	(2,309,000)	(1,532,000)
Inventories	(1,066,000)	37,000
Prepaid expenses and other current assets	(716,000)	(866,000)
Accounts payable and accrued expenses	1,534,000	2,983,000
Accrued payroll and related liabilities	352,000	428,000
Deferred revenue and customer deposits	99,000	(63,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,417,000	6,572,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of investments	-	9,827,000
Investment in patent and trademark assets	(19,000)	(75,000)
Issuance of note receivable, Melt Pharmaceuticals	-	(12,592,000)
Purchases of property, plant and equipment	(1,719,000)	(1,649,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,738,000)	(4,489,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(18,000)	(5,000)
Net proceeds from 8.625% notes payable, net of costs	-	71,073,000
Principal and exit fee payments on SWK loan	-	(15,961,000)
Payment of taxes upon vesting of RSUs	(876,000)	(3,228,000)
Proceeds from exercise of stock options	7,000	65,000
Sale of preferred stock, net of discount and issuance costs	-	10,655,000
Redemption of preferred stock	-	(11,000,000)
Payment of preferred stock dividends	-	(127,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(887,000)	51,472,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,792,000	53,555,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	42,167,000	4,301,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$44,959,000	$57,856,000
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$44,959,000	$57,656,000
Restricted cash	-	200,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,959,000	$57,856,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$75,000	$-
Cash paid for interest	$4,851,000	$2,603,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon vesting of RSUs	$-	$1,000
Purchase of intangible asset included in accounts payable and accrued expenses	$5,000,000	$-
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$86,000	$-
Insurance premium financed	$906,000	$-
Right-of-use assets obtained in exchange for new operating lease obligations	$2,188,000	$1,753,000
Melt accounts receivable to note receivable	$-	$908,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine months ended September, 2022 and 2021

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) is an eyecare pharmaceutical company exclusively focused on the discovery, development, and commercialization of innovative ophthalmic therapies that are accessible and affordable.

The Company owns non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2022 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Segments

As a result of shifts in the Company’s strategic plans to further focus on growing the Company’s ImprimisRx business and suspension of activities related to starting up development-stage pharmaceutical companies, along with changes to the Company’s organizational and internal reporting structure, beginning in January 2022, management no longer evaluates the Company’s business in two segments and instead focuses on the performance of the business as a single operating business.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”) and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs and warrants were 5,622,997 and 5,657,046 at September 30, 2022 and 2021, respectively. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2022 and 2021 was 303,454 and 258,117, respectively.

The following table shows the computation of basic net loss per share of common stock for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Numerator – net loss attributable to common stockholders	$(6,464,000)	$(8,328,000)	$(15,141,000)	$(10,589,000)
Denominator – weighted average number of shares outstanding, basic and diluted	27,349,642	27,112,531	27,293,756	26,626,722
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.55)	$(0.42)

Investment in Eton Pharmaceuticals, Inc.

As of September 30, 2022, the Company owned 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At September 30, 2022, the fair market value of Eton’s common stock was $2.10 per share. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment loss from its Eton common stock position of $1,031,000 and $4,341,000, and $2,220,000 and $8,639,000 during the three and nine months ended September 30, 2022 and 2021, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of September 30, 2022, the fair market value of the Company’s investment in Eton was $4,162,000.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock of Melt (representing approximately 46% of the equity interests as of September 30, 2022). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of September 30, 2022 and at the time of entering into the Melt Loan Agreement (see Note 4), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of September 30, 2022:

				In-substance	Net
	Cost Basis	Share of Equity Method Losses	Paid-in-Kind Interest	Capital Contributions	Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$	$-
Loan	13,500,000	(11,403,000)	1,995,000	(1,995,000)	2,097,000
	$19,310,000	$(17,213,000)	$1,995,000	$(1,995,000)	$2,097,000

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

The following table summarizes the Company’s investment in Surface as of September 30, 2022:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 5 for more information and related party disclosure regarding Surface.

Impairment of Equity Method Investments and Note Receivable

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments and note receivable may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments and note receivable. At September 30, 2022 and December 31, 2021, no indicators of impairment existed.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers. The Company has three primary streams of revenue: (1) revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from a commission agreement with a third party, and (3) revenue recognized from intellectual property licenses and asset purchase agreements.

Product Revenues

The Company sells prescription medications directly through its pharmacy, outsourcing facility and 3PL partner. Revenue from the Company’s pharmacy services includes: (i) the portion of the price the client pays directly to the Company, net of any volume-related or other discounts paid back to the client, (ii) the price paid to the Company by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, the Company has identified the following:

1.	Identify the contract(s) with a customer: A contract is deemed to exist when the customer places an order through receipt of a prescription, via an online order or via receipt of a purchase order from a customer. For branded products, orders are received through the Company’s 3PL partner, and the customer takes title of the products via formal purchase orders placed and fulfilled.

9

2.

Identify the performance obligations in the contract: Obligations for fulfillment of the Company’s contracts consist of delivering the product to customers at their specified destination. ASU 2016-10 was issued in April 2016 and amended ASC 606 for shipping and handling activities as follows: If the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. The Company has elected to treat its shipping and handling activities as a fulfillment cost.

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

4.	Allocate the transaction price to the performance obligations in the contract: Given that there is only one performance obligation for product sales, no allocation is necessary.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation: Revenue from products is recognized upon transfer of control of a product to a customer. This generally occurs upon shipment unless contractual terms with a customer state that transfer of control occurs at delivery.

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

Revenues From Transfer of Acquired Product Profit

The Company entered into an agreement whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, six month transition period, the Seller continued to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Seller and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Seller invoiced the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company used historical actual experience to estimate Chargebacks associated with the net profit transferred. The estimate is recorded as a reduction in revenues in the Company’s condensed consolidated statements of operations and accounts receivable in the condensed consolidated balance sheets at the time the revenue is recognized.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales, net	$21,575,000	$17,811,000	$63,433,000	$50,056,000
Commission revenues	1,044,000	900,000	3,576,000	2,212,000
Transfer of profits	204,000	-	1,257,000	-
License revenues	-	10,000	-	20,000
Total revenues	$22,823,000	$18,711,000	$68,266,000	$52,288,000

Deferred revenue and customer deposits at September 30, 2022 and December 31, 2021 were $115,000 and $16,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2021 were recognized as revenue during the nine months ended September 30, 2022.

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

In February 2019, the Company and Melt entered into a Management Service Agreement between the Company and Melt (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10,000. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $100,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company was due $139,000 and $48,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three and nine months ended September 30, 2022.

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation during the year ended December 31, 2021. Following Mr. Baum’s departure, the Company no longer has any representation on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Nine Months Ended September 30,
	2022	2021
Revenues, net	$-	$-
Loss from operations	(9,064,000)	(3,765,000)
Net loss	$(10,562,000)	$(3,907,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At	At
	September 30, 2022	December 31, 2021
Current assets	$3,638,000	$11,278,000
Non-current assets	994,000	-
Total assets	$4,632,000	$11,278,000

Total liabilities	$19,207,000	$15,732,000
Total preferred stock and stockholders’ deficit	(14,575,000)	(4,454,000)
Total liabilities and stockholders’ equity	$4,632,000	$11,278,000

Melt Note Receivable

On September 1, 2021, the Company entered into a loan and security agreement in the principal amount of $13,500,000 (the “Melt Loan Agreement”), as lender, with Melt, as borrower. Amounts borrowed under the Melt Loan Agreement bear interest at 12.50% per annum, which interest can be paid in-kind at the option of Melt until the maturity date. The Melt Loan Agreement permits Melt to pay interest only on the principal amount loaned thereunder through the term and all amounts owed were previously due and payable on September 1, 2022. In April 2022, the Company entered into a First Amendment and in September 2022, a Second Amendment (together, the “Amendments”) to the Melt Loan Agreement. The Amendments (i) extended the maturity date of the Melt Loan Agreement to June 1, 2023, which can be extended further to September 1, 2026 upon Melt completing a qualifying financing of a minimum amount of $10,000,000 from third-party investors, (ii) added conditions related to minimum cash amounts following a qualifying financing, and (iii) clarified the definition of material adverse effects. Melt may elect to prepay all, but not less than all, of the amounts owed prior to the maturity date at any time without penalty.

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

The net funds received by Melt excluded $908,000 owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable. As of September 30, 2022 and December 31, 2021, $15,495,000 and $14,076,000, respectively, in principal balance of the Melt Loan Agreement is payable to the Company.

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

As of September 30, 2022, the Company owned 3,500,000 shares of Surface common stock. Company directors Richard L. Lindstrom, Perry J. Sternberg and Mark L. Baum, who is also the Company’s Chief Executive Officer, are directors of Surface. Dr. Lindstrom is a principal of Flying L Partners, an affiliate of an investor who purchased Surface Series A Preferred Stock.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Nine Months Ended September 30,
	2022	2021
Revenues, net	$-	$-
Loss from operations	(5,338,000)	(6,859,000)
Net loss	$(5,338,000)	$(6,859,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	At	At
	September 30, 2022	December 31, 2021
Current assets	$16,625,000	$21,731,000
Non-current assets	661,000	412,000
Total assets	$17,286,000	$22,143,000

Total liabilities	$1,745,000	$1,514,000
Total preferred stock and stockholders’ deficit	15,541,000	20,629,000
Total liabilities and stockholders’ equity	$17,286,000	$22,143,000

NOTE 6. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded commercial pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Raw materials	$3,507,000	$2,441,000
Work in progress	26,000	-
Finished goods	1,750,000	1,776,000
Total inventories	$5,283,000	$4,217,000

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$1,165,000	$728,000
Prepaid computer software licenses and related expenses	781,000	248,000
Due from Melt Pharmaceuticals	139,000	48,000
Other prepaid expenses	769,000	189,000
Deposits and other current assets	73,000	92,000
Total prepaid expenses and other current assets	$2,927,000	$1,305,000

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Property, plant and equipment, net:
Computer hardware	$875,000	$772,000
Furniture and equipment	843,000	443,000
Lab and pharmacy equipment	4,160,000	4,056,000
Leasehold improvements	6,276,000	5,703,000
	12,154,000	10,974,000
Accumulated depreciation	(8,863,000)	(7,833,000)
	$3,291,000	$3,141,000

For the three and nine months ended September 30, 2022, depreciation related to the property, plant and equipment was $171,000 and $928,000, respectively, compared to $410,000 and $1,202,000 during the same periods in 2021, respectively.

NOTE 9. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Capitalized internal-use software development costs	$1,533,000	$417,000
Acquired third-party software license for internal-use	159,000	684,000
Total gross capitalized software for internal-use	1,692,000	1,101,000
Accumulated amortization	(731,000)	(569,000)
Capitalized internal-use software in process	917,000	781,000
	$1,878,000	$1,313,000

The Company recorded amortization expense of $76,000 and $162,000 related to capitalized software development costs during the three and nine months ended September 30, 2022, respectively, and $22,000 and $73,000 during the same periods in 2021, respectively.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2022 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Impairment	Net Carrying Value
Patents	17-19	$981,000	$(140,000)	$-	$841,000
Licenses	20	100,000	(20,000)	-	80,000
Trademarks	Indefinite	264,000	-	-	264,000
Acquired NDAs	10	18,635,000	(1,023,000)	-	17,612,000
Customer relationships	3-15	1,519,000	(685,000)	-	834,000
Trade name	5	5,000	(5,000)	-	-
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$21,562,000	$(1,930,000)	$-	$19,632,000

Amortization expense for intangible assets for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Patents	$22,000	$8,000	$65,000	$20,000
Licenses	2,000	1,000	13,000	2,000
Acquired NDAs	341,000	-	1,023,000	-
Customer relationships	33,000	34,000	99,000	100,000
	$398,000	$43,000	$1,200,000	$122,000

Estimated future amortization expense for the Company’s intangible assets at September 30, 2022 is as follows:

Remainder of 2022	$523,000
2023	2,092,000
2024	2,092,000
2025	2,092,000
2026	2,096,000
Thereafter	10,473,000
$19,368,000

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$7,043,000	$5,174,000
Accrued insurance premium	906,000	-
Accrued IHEEZO milestone payment	5,000,000	-
Other accrued expenses	49,000	49,000
Accrued interest	1,114,000	1,114,000
Total accounts payable and accrued expenses	$14,112,000	$6,337,000

The Company financed all insurance policies for the policy term of August 17, 2022 through August 16, 2023. The financing agreement has an interest rate of 4.13% per annum and requires eight monthly payments of $114,000.

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

Interest expense related to the Notes totaled $1,814,000 and $5,436,000 for the three and nine months ended September 30, 2022, respectively, and $1,464,000 and $2,930,000 during the three and nine months ended September 30, 2021, respectively, and included amortization of debt issuance costs and discount of $197,000 and $585,000 for three and nine months ended September 30, 2022, respectively, and $197,000 and $389,000 during the three and nine months ended September 30, 2021, respectively.

At September 30, 2022, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2022	$1,617,000
2023	6,469,000
2024	6,469,000
2025	6,469,000
2026	77,158,000
Total minimum payments	98,182,000
Less: amount representing interest payments	(23,182,000)
Notes payable, gross	75,000,000
Less: unamortized discount, net of premium	(2,761,000)
Notes payable, net of unamortized discount	$72,239,000

NOTE 13. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in July 2027.

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This lease was amended, effective July 2020, to extend the term of the original lease and add 1,400 of additional square footage to the lease, and amended again in May 2021 to extend the term of the lease to July 2027 and add 8,900 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in June 2022 and expires in June 2027.

At September 30, 2022, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.62% and 10.99 years, respectively.

During the three and nine months ended September 30, 2022, cash paid for amounts included for the operating lease liabilities was $249,000 and $622,000, respectively, and $250,000 and $752,000 during the same periods in 2021, respectively. During the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $309,000 and $809,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of September 30, 2022 were as follows:

Operating Leases
Remainder of 2022	$303,000
2023	1,231,000
2024	1,262,000
2025	1,093,000
2026	1,114,000
Thereafter	6,801,000
Total minimum lease payments	11,804,000
Less: amount representing interest payments	(3,581,000)
Total operating lease liabilities	8,223,000
Less: current portion, operating lease liabilities	(703,000)
Operating lease liabilities, net of current portion	$7,520,000

During the nine months ended September 30, 2022, the Company repaid all remaining amounts owed under its finance lease and no future payments are due related to finance leases.

NOTE 14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Common Stock

During the nine months ended September 30, 2022, the Company issued 53,594 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 125,000 shares at an exercise price of $2.40 per share. The Company withheld from Mr. Baum 36,014 shares as consideration for the cashless exercise and an additional 35,392 shares for payroll tax obligations totaling $295,000.

During the nine months ended September 30, 2022, the Company issued 4,054 shares of common stock to consultants upon the cashless exercise of options to purchase 15,995 shares at an exercise price of $7.07 per share. The Company withheld 11,941 shares as consideration for the cashless exercise.

During the nine months ended September 30, 2022, the Company issued 3,275 shares of common stock and received net proceeds of $7,000 upon the exercise of options to purchase 3,275 shares of common stock with exercise prices between $1.70 to $3.95 per share.

During the nine months ended September 30, 2022, 50,000 RSUs granted in February 2019 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in February 2022, the Company issued 29,395 shares of common stock to Mr. Boll, net of 20,605 shares of common stock withheld for payroll tax withholdings totaling $162,000.

During the nine months ended September 30, 2022, 50,000 RSUs granted in February 2019 to John P. Saharek, the President of ImprimisRx, vested, and in February 2022, the Company issued 24,077 shares of common stock to Mr. Saharek, net of 25,923 shares of common stock withheld for payroll tax withholdings totaling $204,000.

During the nine months ended September 30, 2022, 35,000 RSUs granted in February 2019 vested, and in February 2022, the Company issued 20,298 shares of common stock, net of 14,702 shares of common stock withheld for payroll tax withholdings totaling $116,000.

During the nine months ended September 30, 2022, 50,000 RSUs granted in May 2019 vested, and in May 2022, the Company issued 36,851 shares of common stock, net of 13,149 shares of common stock withheld for payroll tax withholdings totaling $99,000.

During the nine months ended September 30, 2022, 35,693 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of September 30, 2022, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,058,280 shares available for future issuances under the 2017 Plan at September 30, 2022.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2022	3,039,546	$5.52
Options granted	323,250	$7.30
Options exercised	(144,270)	$2.92
Options cancelled/forfeited	(47,500)	$7.41
Options outstanding – September 30, 2022	3,171,026	$5.79	4.59	$19,919,000
Options exercisable	2,462,904	$5.33	4.19	$16,609,000
Options vested and expected to vest	3,037,832	$5.72	4.57	$19,314,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on September 30, 2022, based on the closing price of the Company’s common stock of $12.07 on that date.

During the nine months ended September 30, 2022, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three and nine months ended September 30, 2022 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2022
Weighted-average fair value of options granted	$4.49
Expected terms (in years)	6.11
Expected volatility	68-70%
Risk-free interest rate	1.54-3.19%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $2.23	595,612	4.74	$1.97	595,612	$1.97
$2.40 - $3.50	53,568	5.80	$3.00	44,162	$2.90
$3.95	370,000	3.50	$3.95	370,000	$3.95
$4.08 - $6.30	578,850	4.61	$5.76	540,006	$5.82
$6.75 - $7.30	413,000	7.91	$7.18	237,250	$7.29
$7.37 - $7.79	287,323	5.97	$7.54	140,073	$7.47
$7.87	600,000	2.83	$7.87	300,000	$7.87
$7.89 - $8.75	82,673	3.06	$8.06	52,051	$8.15
$8.98	10,000	8.34	$8.98	3,750	$8.98
$8.99	180,000	0.59	$8.99	180,000	$8.99
$1.47 - $8.99	3,171,026	4.59	$5.79	2,462,904	$5.33

As of September 30, 2022, there was approximately $1,830,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 4.34 years. The stock-based compensation for all stock options was $241,000 and $771,000 during the three and nine months ended September 30, 2022, respectively, and $355,000 and $1,376,000 during the same periods in 2021, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2022 was $794,000.

Restricted Stock Units/Performance Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity (including performance stock units) and related information for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2022	2,233,202	$6.78
RSUs granted	65,615	$7.62
RSUs vested	(220,693)	$6.60
RSUs cancelled/forfeited	-	-
RSUs unvested – September 30, 2022	2,078,124	$6.82

As of September 30, 2022, the total unrecognized compensation expense related to unvested RSUs was approximately $5,755,000, which is expected to be recognized over a weighted-average period of 0.85 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2022 was $1,691,000 and $5,170,000, respectively, and $1,340,000 and $2,167,000 during the same periods in 2021, respectively.

Warrants

From time to time, the Company has issued warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future, or pursuant to settlement agreements.

A summary of warrant activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding – January 1, 2022	373,847	$2.08
Granted	-
Exercised	-
Expired	-
Warrants outstanding and exercisable – September 30, 2022	373,847	$2.08
Weighted average remaining contractual life of the outstanding warrants in years – September 30, 2022	1.8

Warrants outstanding and exercisable as of September 30, 2022 are as follows:

Warrant Series	Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
Lender warrants	7/19/2017	373,847	$2.08	7/19/2024

Subsidiary Stock-Based Transactions

The Company recognized $0 in stock-based compensation expense related to subsidiary stock options during the three and nine months ended September 30, 2022, and $2,000 and $87,000 during the same periods in 2021, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Employees – selling, general and administrative	$1,611,000	$1,435,000	$4,942,000	$2,984,000
Employees – R&D	163,000	144,000	525,000	328,000
Directors – selling, general and administrative	125,000	118,000	337,000	318,000
Consultants – R&D	33,000	-	137,000	-
Total	$1,932,000	$1,697,000	$5,941,000	$3,630,000

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company was required to make certain milestone payments to Dr. Lindstrom. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $77,000 and $199,000 were made during the three and nine months ended September 30, 2022, respectively, compared to $44,000 and $114,000 during the same periods in 2021, respectively. Royalty expenses were $67,000 and $244,000 during the three and nine months ended September 30, 2022, respectively, compared to $51,000 and $130,000 during the same periods in 2021, respectively, and were included in accounts payable to Dr. Lindstrom.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $8,000 and $23,000 in cash during the three and nine months ended September 30, 2022, respectively, and $7,000 and $21,000 during the same periods in 2021, respectively. The Company incurred $9,000 and $24,000 for royalty expenses related to the Lindstrom APA during the three and nine months ended September 30, 2022, respectively, and $7,000 and $21,000 during the same periods in 2021, respectively.

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

Under the terms of the Presbyopia APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the three and nine month periods ended September 30, 2022 and 2021, and was due $0 at September 30, 2022 and 2021. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the three and nine month periods ended September 30, 2022 and 2021.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and nine months ended September 30, 2022, $185,000 and $695,000 were incurred under these agreements as royalty expenses, respectively, and $285,000 and $778,000 during the same periods in 2021, respectively.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“IHEEZO”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company agreed to pay Sintetica a per unit transfer price to supply IHEEZO, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica is responsible for regulatory filings for IHEEZO in the U.S. The Upfront Payment along with an additional milestone payment of $3,117,000 was paid and recorded as R&D expenses during the year ended December 31, 2021. During the three and nine months ended September 30, 2022, $5,000,000 was accrued under the Sintetica Agreement related to the FDA approval of the United States NDA for IHEEZO.

Subject to certain limitations, the Sintetica Agreement has a ten-year term, and allows for a ten-year extension if certain sales thresholds are met.

Wakamoto Agreement

In August 2021, the Company entered into a License Agreement and a Basic Sale and Purchase Agreement (together, the “Wakamoto Agreements”) with Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”), pursuant to which Wakamoto granted the Company the exclusive license and marketing rights to its ophthalmic drug candidate (“MAQ-100”) in the U.S. and Canada.

Pursuant to the Wakamoto Agreements, Wakamoto agreed to supply MAQ-100 to the Company, and the Company agreed to pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Wakamoto Agreements, the Company is responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through September 30, 2022, no amounts have been paid or accrued under the Wakamoto Agreements.

Subject to certain limitations, the term of the Wakamoto Agreements is five years from the date of the FDA’s market approval of MAQ-100 with a five-year extension if certain unit sales thresholds are met.

Eyepoint Commercial Alliance Agreement

In August 2020, the Company, through its wholly owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays the Company a fee calculated based on the quarterly sales of DEXYCU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company agreed to use commercially reasonable efforts to promote and market DEXYCU in the U.S.

Pursuant to a mutual termination agreement entered into on October 7, 2022 the Dexycu Agreement will terminate on January 1, 2023 (see Note 17 for more information). During the three and nine months ended September 30, 2022, the Company recorded $1,044,000 and $3,576,000, respectively, and $900,000 and $2,212,000 during the same periods in 2021, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $1,041,000 and $3,188,000 were incurred under these agreements for commission expenses during the three and nine months ended September 30, 2022, respectively, and $953,000 and $2,766,000 during the same periods in 2021, respectively.

NOTE 16. CONCENTRATIONS

The Company has two products that each comprised more than 10% of total revenues during the three and nine month periods ended September 30 2022 and 2021, respectively. These products collectively accounted for 34% and 33% of revenues during the three and nine months ended September 30, 2022, respectively, and 35% and 36% during the same periods in 2021, respectively.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales during the three and nine months ended September 30, 2022 and 2021.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 52% and 66% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2022, respectively, and 59% and 71% during the same periods in 2021, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2022 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

In October 2022, the Company issued 306,347 shares of its common stock upon the cashless exercise of warrants to purchase 373,847 shares of common stock, with an exercise price $2.08 per share.

In October 2022, the Company issued 31,000 shares of common stock upon the exercise of options to purchase 31,000 shares of common stock at exercise prices of $1.70 - $8.40 per share.

Eyepoint Termination

Following the preliminary Hospital Outpatient Prospective Payment System (HOPPS) rule proposed by the Centers for Medicare & Medicaid Services (CMS) in July of 2022, which did not contain an extension of the pass-through payment period for Dexycu beyond December 31, 2022, the Company entered into a Mutual Termination Agreement (the “Termination Agreement”) with Eyepoint on October 7, 2022, pursuant to which Eyepoint and the Company agreed (a) that the Company will continue to support the sale of Dexycu through the fourth quarter of 2022, consistent with the Company’s level of effort during the January through June 2022 period, (b) to decrease the required minimum quarterly sales levels based on Dexycu unit demand for the fourth quarter of 2022, and (c) to terminate the Dexycu Agreement, along with ancillary letter agreements, effective January 1, 2023.

Divestment of Non-Ophthalmology Revenues

In October 2022, wholly-owned subsidiaries of the Company (“Imprimis”) entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). The closing of the RPC Agreement was made effective on September 30, 2022; however, control of the assets transferred to the Buyer, and a closing payment was made, in October 2022. Under the terms of the RPC Agreement, Imprimis agreed to sell substantially all of its assets associated with its non-ophthalmology related compounding product line, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to six of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. In connection with the RPC Agreement, Imprimis entered into a separate transition services agreement with the Buyer related to providing on going services, such as procuring and dispensing prescription orders associated with RPC Assets. The Company expects Imprimis to provide transition services to the Buyer for up to six months following the effective date of the RPC Agreement. Under the terms of the RPC Agreement, the Buyer paid Imprimis an aggregate cash amount of $6,000,000 in October 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to Imprimis based on mutually agreed upon revenue milestones during the calendar year 2023. The Company determined that the disposal of the related net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Harrow Eye, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Overview

We are an eyecare pharmaceutical company exclusively focused on the discovery, development, and commercialization of innovative ophthalmic therapies that are accessible and affordable.

The Company owns non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology-focused prescription pharmaceutical compounding business. From its inception in 2014, ImprimisRx, which consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer service capabilities, has offered physician customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available medications. We also make these unique formulations available at prices that are, in most cases, lower than non-customized commercial medications. ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare dedicated prescribers and institutions. Our current ophthalmology formulary includes over twenty compounded formulations, many of which are patented or patent-pending, and are customizable for the specific needs of a patient. Some of our compounded medications are various combinations of drugs formulated into one bottle and others are preservative free formulations. Depending on the formulation, the regulations of a specific state, and ultimately, the needs of the patient, ImprimisRx products may be dispensed (a) as patient-specific medications from our 503A pharmacy; or, (b) for in-office use made according to current good manufacturing practices (or “cGMPs”) or other FDA-guidance documents, in our FDA-registered New Jersey outsourcing facility (“NJOF”). In August 2020, ImprimisRx entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted ImprimisRx the right to promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays ImprimisRx a fee that is calculated based on the quarterly sales of DEXYCU in the U.S. In October 2022, we entered into a mutual termination agreement with Eyepoint, pursuant to which we agreed to (a) continue to support the sale of DEXYCU through the fourth quarter of 2022, consistent with our level of effort during the January through June 2022 period, (b) decrease the required minimum quarterly sales levels based on DEXYCU unit demand for the fourth quarter of 2022, and (c) terminate the Dexycu Agreement, along with ancillary letter agreements, effective January 1, 2023. As a result, we expect our commissions from sales of DEXYCU to decrease through the end of 2022 and cease in 2023; however such effect is not expected to have a material impact on our business, financial statements and cash flows.

Branded Pharmaceuticals and Drug Candidates

Over the past two years, in order to more fully serve the needs of our growing customer base, we have invested in broadening our product portfolio to include FDA-approved products. Our investments in this regard have led to the pursuit and completion of several announced transactions, and others we are continuing to pursue, all of which are focused in eyecare pharmaceuticals. We believe that our continued investments in these and other products will result in our ability to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs.

IOPIDINE®, MAXITROL®, MOXEZA®

In December 2021, we acquired U.S. commercial rights to four FDA-approved ophthalmic medicines: IOPIDINE 1% and 0.5% (apraclonidine hydrochloride); MAXITROL (neomycin/polymyxin B/dexamethasone) ophthalmic suspension; and MOXEZA (moxifloxacin hydrochloride). We believe by expanding our product portfolio to include branded FDA-approved products, we will be uniquely positioned to leverage our commercial platform to introduce unique lifecycle management strategies that could grow sales and address needs of our customers that we are unable to meet with our other compounded product offerings.

At the time of closing the acquisition of the four products, we agreed to a transitional period with the seller, which lasted nine months following the closing of the transaction. During the transition period, the seller continued to sell the products and transferred the net profit from those sales to us. Following the transition period which ended in June 2022, we made IOPIDINE 1% and MAXITROL commercially available, and expect to re-launch MOXEZA at a later date.

IHEEZOTM

In July 2021, we acquired the exclusive marketing and supply rights to IHEEZO (chloroprocaine hydrochloride ophthalmic gel) 3% in the U.S. and Canada for ocular surface anesthesia from Sintetica S.A. (“Sintetica”). The FDA approved IHEEZO for ocular surface anesthesia in September 2022. IHEEZO is protected by an Orange Book listed patent that is valid until 2038. We expect to commercially launch IHEEZO in the U.S. market during 2023.

MAQ-100

In August 2021, we acquired the exclusive marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We intend to leverage the clinical data used for Japanese market approval of MaQaid to support a clinical program and U.S. market NDA submission of MAQ-100 for visualization during vitrectomy. In August 2022, we had a Type B meeting with the FDA to discuss our planned clinical program for MAQ-100. The FDA provided clarity on what would be required for a future NDA filing of MAQ-100, and we are working with Wakamoto accordingly in an effort to efficiently advance the clinical program of MAQ-100.

We expect to continue to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage our commercial infrastructure to promote, sell, and ultimately bring these products to market.

Carved-Out Businesses (De-Consolidated Businesses)

We have ownership interests in Surface, Melt, and Eton Pharmaceuticals, Inc. (“Eton”) and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the Food Drug and Cosmetic Act, including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock, which was approximately 20% of Surface’s equity and voting interests as of September 30, 2022. Harrow owns mid-single digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

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

MELT-300 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. Melt filed an investigational new drug application (“IND”) with the FDA in June 2020 and began its clinical program for MELT-300. In February 2021, Melt announced data from, and the successful completion of, its Phase 1 study. Melt began enrolling patients in its Phase 2 study for MELT-300 during the fourth quarter of 2021, and we expect Melt to release top-line data related to this study sometime during the fourth quarter of 2022.

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we gave up our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of Melt’s equity and voting interests issued and outstanding as of September 30, 2022. In September 2021, we provided Melt with a senior secured loan with a principal amount of $13,500,000, which is intended to fund the Phase 2 program of MELT-300. In connection with the loan, we were given the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of its drug candidates for a period of five years. In September 2022, Melt filed a registration statement on Form S-1 with the United States Securities and Exchange Commission related to an initial public offering of Melt’s common stock in an underwritten offering (the “Melt IPO”). The registration statement contains, among other things, a description of Melt’s business, financial statements and strategic plans. If the Melt IPO is completed, we expect to settle ten million dollars ($10,000,000) of the principal balance of our loan to Melt in exchange for Melt common stock at the price of the Melt IPO, net of any underwriting discounts.

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

Eton Pharmaceuticals, Inc.

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing treatments for rare diseases. Eton currently commercializes ALKINDI SPRINKLE® and Carglumic Acid tablets and has four additional rare disease products under development, including dehydrated alcohol injection and the ZENEO® hydrocortisone autoinjector. In May 2017, we gave up our controlling interest in Eton. We own 1,982,000 shares of Eton common stock, which was less than 10% of the equity and voting interests issued and outstanding of Eton as of September 30, 2022.

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

Reimbursement Options

We believe IHEEZO and possibly other drug candidates that we may develop will also be covered under Medicare Part B. New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. We intend to apply for temporary pass-through reimbursement for IHEEZO during 2023. Following expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in an outpatient setting can qualify for ongoing separate payment. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019.

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

Recent Developments

Divestment of Non-Ophthalmic Revenues

In October 2022, we entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). The closing of the RPC Agreement was made effective on September 30, 2022. Under the terms of the RPC Agreement, the Company agreed to sell substantially all its assets associated with its non-ophthalmology related compounding business, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to six of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. In connection with the RPC Agreement, the Company entered into a separate transition services agreement with the Buyer related to providing on going services, such as procuring and dispensing prescription orders associated with RPC Assets. The Company expects to provide transition services to the Buyer for up to six months following the effective date of the RPC Agreement. Under the terms of the RPC Agreement, the Buyer paid to the Company an aggregate cash amount of $6,000,000 on October 5, 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to the Company based on mutually agreed upon revenue milestones during the calendar year 2023.

Melt Loan Amendments

In April and September 2022, we entered into a First Amendment and Second Amendment (collectively the “Amendments”) to our loan and security agreement previously entered into on September 1, 2021 with Melt. The Amendments provide for the following:

●	Melt is required to maintain a minimum cash balance of $7,000,000 for one year following the effective date of the Second Amendment; and a minimum cash balance of $5,000,000 at all times after the one-year anniversary of the effective date of the Amendments.

●	The maturity date by which all amounts owed under the loan agreement are payable was extended to June 1, 2023, which can be extended further to September 1, 2026 following a qualified financing of at least $10,000,0000, unless otherwise accelerated pursuant to the terms of the loan agreement.

●	The definition of “material adverse effect” was amended so that such an effect will be deemed to have occurred if the data from the Phase 2 study of MELT-300 fails to demonstrate the benefit of the combination MELT-300 study drug versus the individual components of the same MELT-300 study drug, as reasonably determined by us.

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Product sales, net	$21,575,000	$17,811,000	$3,764,000	$63,433,000	$50,056,000	$13,377,000
Commission revenues	1,044,000	900,000	144,000	3,576,000	2,212,000	1,364,000
Transfer of profits	204,000	-	204,000	1,257,000	-	1,257,000
License revenues	-	-	-	-	20,000	(20,000)
Total revenues	$22,823,000	$18,711,000	$4,112,000	$68,266,000	$52,288,000	$15,978,000

The increase in revenues between periods was related to an increase in sales volumes of our ophthalmology products, an increase in commissions attributable to sales of Dexycu® and transfer of profits from recently acquired products. In June of 2022, the Company completed the transfer from the seller to Harrow of Iopidine and Maxitrol NDAs and relaunched those products, as a result, we will not record revenues associated with the transfer of profits associated with those products in future periods.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Cost of sales	$6,721,000	$4,947,000	$1,774,000	$19,218,000	$13,134,000	$6,084,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Gross profit	$16,102,000	$13,764,000	$2,338,000	$49,048,000	$39,154,000	$9,894,000
Gross margin	70.6%	73.6%	-3.0%	71.8%	74.9%	-3.1%

The decrease in gross margin between the three and nine months ended September 30, 2022 and 2021 is primarily attributable to amortization of acquired NDAs beginning in January 2022, along with a one-time adverse production related event in April 2022, increased discounts provided during 2022 associated with volume-based purchases and increased (direct and indirect) production costs incurred during 2022.

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

The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Selling, general and administrative	$15,421,000	$11,356,000	$4,065,000	$43,004,000	$28,643,000	$14,361,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in consulting expenses associated with regulatory improvements, to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the anticipated commercial launch of IHEEZO in 2023.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Research and development	$775,000	$6,125,000	$(5,350,000)	$2,347,000	$7,142,000	$(4,795,000)

During the three and nine months ended September 30, 2022, research and development expenses decreased from the same periods in 2021 primarily as a result of a one-time payment for acquired research and development incurred in 2021 related to the acquisition of IHEEZO.

Interest Expense, Net

Interest expense, net was $1,800,000 and $5,386,000 for the three and nine months ended September 30, 2022, respectively, compared to $1,685,000 and $3,512,000 for the same periods in 2021, respectively. The increase during the period ended September 30, 2022 compared to the same periods in 2021 was primarily the result of an increase in the outstanding principal amount of our debt obligations.

Equity in Losses of Unconsolidated Entities

During the three and nine months ended September 30, 2022, we recorded a loss of $3,504,000 and $9,036,000, respectively, related to our share of losses in Melt, compared to $706,000 and $2,967,000 for the same periods last year, respectively.

Investment Loss from Eton

During the three and nine months ended September 30, 2022, we recorded a loss of $1,031,000 and $4,341,000, respectively, related to the change in fair market value of Eton’s common stock compared to losses of $2,220,000 and $8,639,000 for the same periods last year, respectively.

Gain on Forgiveness of PPP Loan

During the nine months ended September 30, 2021, we recorded a gain $1,967,000 related to the forgiveness of our $1,967,000 loan received pursuant to the Paycheck Protection Program under the Federal Coronavirus Aid, Relief, and Economic Security Act.

Net Loss

The following table presents our net loss and per share net loss for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(6,464,000)	$(8,328,000)	$(15,141,000)	$(10,589,000)
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.55)	$(0.42)

Liquidity and Capital Resources

Liquidity

Our cash on hand at September 30, 2022 was $44,959,000, compared to $42,167,000 at December 31, 2021.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $44,959,000 at September 30, 2022 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$5,417,000	$6,572,000
Investing activities	(1,738,000)	(4,489,000)
Financing activities	(887,000)	51,472,000
Net change in cash and cash equivalents	2,792,000	53,555,000
Cash and cash equivalents at beginning of the period	42,167,000	4,301,000
Cash and cash equivalents at end of the period	$44,959,000	$57,856,000

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $5,417,000 compared to $6,572,000 during the same period in the prior year. The decrease in net cash provided by operating activities between the periods was mainly attributed to increased operating expenses associated with planned 2023 commercial launch of IHEEZO and increased costs of goods sold.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $(1,738,000) compared to $(4,489,000) during the same period in the prior year. Cash used in investing activities in 2022 was primarily associated with equipment and software purchases. Cash used in investing activities in 2021 was primarily associated with the issuance of a note receivable to Melt and partially offset by cash provided by the sale of a portion of our investment in Eton.

Financing Activities

Net cash (used in) provided by financing activities during the nine months ended September 30, 2022 and 2021 was $(887,000) and $51,472,000, respectively. Cash used in financing activities during the nine months ended September 30, 2022 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from the employees. Cash provided by financing activities during the nine months ended September 30, 2021 was primarily related to proceeds received from the sale of notes, net of the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC, and its partners.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx and branded pharmaceutical business, and in 2021, proceeds from the sale of senior notes and a portion of our Eton common stock. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

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

We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history, including our past bankruptcy proceedings. In addition, the fact that we have a limited history of profitability could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2022, the end of the period covered by this Quarterly Report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors. Currently we lack some of the financial and other resources needed to develop, produce, distribute and market our proprietary formulations at a level to capture a significant market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by the United States Pharmacopeia (“USP”) chapters <795> and <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, which can in turn sell to and supply hospitals and retail pharmacies. Even if we are successful in registering certain of our facilities as outsourcing facilities, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

In November 2022, USP published finalized revisions to USP chapters <795> and <797>, which had been previously proposed for public comment in September 2021. The revisions include limitations on beyond use dating of sterile and preservative-free products and batch sizes, among other changes. USP expects the published revisions to become effective November 1, 2023, however, regulatory bodies such as state boards of pharmacy may adopt these changes at that time, or on different dates, on a case-by-case basis. While USP has no role in enforcement, we believe the revisions to USP chapter <797> in particular will likely cause two changes to our business, which in the aggregate should have a neutral to positive revenue impact on Harrow: (i) we expect a reduction in revenues generated from sales of formulations compounded by our 503A pharmacy, and (ii) we expect an increase in revenues from sales of formulations compounded in our 503B facility. Further, we believe the changes to USP chapter <797> will likely cause a reduction in the ability of local 503A pharmacies to produce compounded formulations to serve local markets, and that these changes in policy affecting sterile compounded formulations, if adopted by the various states, may increase demand for compounded formulations from larger vendors such as Harrow and cause further consolidation in the market for compounded formulations as smaller 503A pharmacies see a reduction in revenues from certain segments of their formularies affected by these changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	First Amendment to Loan and Security Agreement, dated as of April 8, 2022, between the Company and Melt Pharmaceuticals, Inc.

10.2*	Second Amendment to Loan and Security Agreement, dated as of September 21, 2022, between the Company and Melt Pharmaceuticals, Inc.

10.3*	Mutual Termination Agreement, dated October 7, 2022 between ImprimisRx and EyePoint Pharmaceuticals, Inc.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: November 14, 2022	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

