Form 10-K
period 2022-12-31
HARROW HEALTH, INC.
filed 2023-03-23
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(615) 733-4730

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	HROW	The Nasdaq Stock Market LLC
8.625% Senior Notes due 2026	HROWL	The Nasdaq Stock Market LLC
11.875% Senior Notes due 2027	HROWM	The Nasdaq Stock Market LLC

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $159 million, based on the closing price of $7.28 for the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 22, 2023, there were 29,967,749 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be held on June 21, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent stated herein.

As used in this Annual Report on Form 10-K (this “Annual Report”), unless indicated or the context requires otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries.

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

PART I

ITEM 1. BUSINESS

Overview

We are an ophthalmic-focused pharmaceutical company. Our business specializes in the development, production, sale, and distribution of innovative prescription medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We serve ophthalmologists and optometrists by providing FDA-approved branded ophthalmic pharmaceuticals and innovative compounded prescription medicines that are accessible and affordable. We own the U.S. commercial rights to ten branded ophthalmic pharmaceutical products, including IHEEZOTM, IOPIDINE® (both approved concentrations), MAXITROL® eye drops, MOXEZA®, ILEVRO®, NEVANAC®, VIGAMOX®, MAXIDEX®, and TRIESENCE®. We own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses, and our branded drugs are marketed under our Harrow name. In addition, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements. We also own royalty rights in certain drug candidates being developed by Surface and Melt.

ImprimisRx

ImprimisRx is our ophthalmology-focused pharmaceutical compounding businesses. From its inception in 2014, ImprimisRx, whose business consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer-service capabilities, has offered physician customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available drugs. Our compounded medications include various combinations of drugs formulated into one bottle and numerous preservative-free formulations. Depending on the formulation, the regulations of a specific state, and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (“cGMPs”) or other guidance documents from the U.S. Food and Drug Administration (the “FDA”), in our FDA-registered New Jersey outsourcing facility. Our current ophthalmology formulary includes over 30 compounded formulations, many of which are patented or patent-pending, that are customizable for the specific needs of a patient. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare-dedicated prescribers and institutions.

Branded Pharmaceuticals and Drug Candidates

Over the past three years, in order to more fully serve the needs of our growing customer base, we have invested in broadening our product portfolio to include FDA-approved products. Our investments in this regard have led to the pursuit and completion of several announced transactions, and others we are continuing to pursue, all of which are focused on eyecare pharmaceuticals. We believe that our continued investments in these and other products will result in our ability to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs.

ILEVRO®, NEVANAC®, VIGAMOX®, MAXIDEX®, TRIESENCE®

In December 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”), pursuant to which the Company agreed to purchase from Novartis the exclusive commercial rights to assets associated with the following ophthalmic products (collectively the “Fab 5 Products”) in the U.S. (the “Fab 5 Acquisition”):

●	ILEVRO® (nepafenac ophthalmic suspension) 0.3%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	NEVANAC® (nepafenac ophthalmic suspension) 0.1%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	VIGAMOX® (moxifloxacin hydrochloride ophthalmic solution) 0.5%, a fluoroquinolone antibiotic eye drop for the treatment of bacterial conjunctivitis caused by susceptible strains of organisms.

●	MAXIDEX® (dexamethasone ophthalmic suspension) 0.1%, a steroid eye drop for steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe.

●	TRIESENCE® (triamcinolone acetonide injectable suspension) 40 mg/ml, a steroid injection for the treatment of certain ophthalmic diseases and for visualization during vitrectomy.

We closed the Fab 5 Acquisition on January 20, 2023. Under the terms of the Purchase Agreement, we made a one-time payment of $130,000,000 at closing, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Purchase Agreement and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that we expect to last approximately six months, and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to us, Novartis will continue to sell the Fab 5 Products on our behalf and transfer the net profit from the sale of the Fab 5 Products to us. Novartis has agreed to supply certain Fab 5 Products to the Company for a period of time after the NDAs are transferred to us and to assist with technology transfer of the Fab 5 Products manufacturing to other third-party manufacturers, if needed.

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

At the time of closing the acquisition of the four products, we agreed to a transition period with the seller, which lasted six months following the closing of the transaction. During the transition period, the seller continued to sell the products and transferred the net profit from those sales to us. Following the transition period which ended in June 2022, we made IOPIDINE 1% and MAXITROL commercially available, and expect to re-launch MOXEZA at a later date.

IHEEZO

In July 2021, we acquired the exclusive U.S. and Canadian marketing and supply rights to IHEEZO (chloroprocaine hydrochloride ophthalmic gel) 3% from Sintetica S.A. (“Sintetica”). The FDA approved IHEEZO for ocular surface anesthesia in September 2022. IHEEZO is protected by an Orange Book-listed patent that is valid until 2038. We expect to commercially launch IHEEZO in the U.S. market during 2023.

We expect our commercial focus of IHEEZO to be on ophthalmic procedures that traditionally require the eye to be anesthetized, including intravitreal injections and lens replacement procedures, which in aggregate we estimate to be over 11 million instances annually in the U.S. (see also subheading “Ophthalmology Market”).

IHEEZO is protected by one issued, Orange Book listed patent and another patent-pending. The issued patent includes composition of matter and method of use claims and could provide protection for IHEEZO into 2037.

MAQ-100

In August 2021, we acquired exclusive marketing rights to MAQ-100 in the U.S. and Canada from Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”). MAQ-100 is a preservative-free triamcinolone acetonide ophthalmic injection drug candidate. MAQ-100 is marketed and sold by Wakamoto in Japan as MaQaid®. Following Japan’s Ministry of Health Labor and Welfare (“MHLW”) approval, MaQaid was launched in Japan in 2010, indicated as an intravitreal injection for visualization for vitrectomy. Since its initial MHLW approval, the indication for MaQaid was expanded to include (a) treatments for alleviation of diabetic macular edema, (b) macular edema associated with retinal vein occlusion (or RVO), and (c) non-infectious uveitis. We are currently working with Wakamoto to assess a clinical pathway for MaQaid.

We are currently evaluating several programs to internally develop product candidates based on technology and know-how we own. We also expect to continue to acquire and/or develop additional FDA-approved/approvable ophthalmic products and product candidates that will allow us to leverage our commercial infrastructure to promote, sell, and ultimately bring these products to market.

Ophthalmology Market

For any ocular procedure, a surgeon may require drugs for sedation, dilation, anesthesia, inflammation and infection prevention, and ocular surface preservation. The cataract surgery market continues to experience significant growth. According to Market Scope, approximately 4.8 million lens procedures were performed in the U.S. in 2021, 97% of those procedures for cataracts, with the number expected to grow to 5.5 million lens procedures in 2026. Nearly 96% of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to an article published in 2021 in Clinical Ophthalmology, an estimated 800,000 eyes have been treated with laser correction surgery (such as LASIK) each year for the last 10 years.

Intravitreal injections are one of the most common procedures performed by ophthalmologists in the United States. According to a 2023 article published in Healio, approximately 8 million intravitreal injections are expected to be performed this year. These injections are utilized to administer critical medications into the eye that treat diseases including but not limited to: proliferative diabetic retinopathy, diabetic macular edema, wet age-related macular degeneration, neovascular glaucoma, retinal vein occlusions, intraocular tumors, and endophthalmitis. In addition, products and product candidates are being developed and used to treat symptoms associated with an eye disease known as geographic atrophy. Most of the medicines in these products and product candidates are administered via intravitreal injection. Therefore, we believe as these products and product candidates gain commercial adoption, the number of annual intravitreal injections should increase further and at an increased rate as compared to recent years.

Vitrectomy is a surgical procedure undertaken by a specialist where the vitreous humor gel that fills the eye cavity is removed to provide better access to the retina. This allows for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. According to an October 2022 article on the Cleveland Clinic website, U.S. surgeons perform about 225,000 vitrectomies each year. The number is likely to continue to grow as eye care providers find more uses for vitrectomy.

Chronic non-infectious uveitis affecting the posterior segment of the eye is an inflammatory disease that afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. We estimate this disease affects approximately 100,000 people each year in the U.S. and causes approximately 30,000 new cases of blindness every year. The standard of care treatment for this disease typically involves the use of short-acting corticosteroids to reduce uveitic flares (such as TRIESENCE) followed by additional treatments of sustained release, lower dose steroids to minimize the risk of further flares.

According to the Glaucoma Research Foundation, there are over 3 million Americans experiencing glaucoma, and that only half of this population are aware of their condition. Open-angle glaucoma (the most common type of glaucoma) is a condition of increased intraocular pressure that causes gradual loss of sight. Glaucoma is incurable, and if not managed, can lead to blindness. Generally, the first line of treatment consists of a prostaglandin analog (PGA) eye drop regimen. As the disease progresses, non-PGA products are generally added as a second-line treatment. Topical agents, other than PGAs, include beta blockers, alpha agonists, miotics, and steroids. According to a 2013 article in Glaucoma Today, up to 50% of glaucoma patients require more than one drug following a few months of initial treatment and there is a direct correlation between the number of glaucoma bottles and decreased adherence; however, the FDA has yet to approve a PGA combination product despite that combination products including a PGA (Xalacom®, DuoTrav® and Ganfort®) are available outside of the U.S. According to a 2023 Market Scope report, the global glaucoma pharmaceuticals market was expected to be $4.3 billion in 2022.

Dry eye occurs when the eye does not produce enough tears, or when the tears are not of the correct consistency and evaporate too quickly. Inflammation of the surface of the eye may also occur. We believe that dry eye disease (“DED”) affects over 30 million people in the U.S., and a major epidemiological study, the Beaver Dam Offspring Study, published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, DED was self-reported by 14.5% of the patients. According to a 2022 Market Scope report, the global dry eye product market was expected to grow from $5.7 billion in 2022 to $7.0 billion in 2027. Dry eye is among the most common conditions seen by eyecare professionals.

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

A majority of our sales revenue in 2021 and 2022 was derived from making, selling and dispensing our compounded prescription drug formulations as cash payment transactions between us and our end-user customer. As such, the majority of our commercial transactions did not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. In regard to our compounded formulations, by not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our compounding business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product.

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

We operate two compounding facilities located in Ledgewood, New Jersey. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”) is a licensed pharmacy operating under Section 503A of the FDCA. All of our compounded products that we sell, produce and dispense are made in the United States.

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

Carved-Out Subsidiaries (De-Consolidated Businesses)

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

Noncontrolling Equity Interests

Melt Pharmaceuticals, Inc.

Melt is a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt is seeking regulatory approval for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), pursuant to which Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-300. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have multitudinous applications.

MELT-300 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. In February 2021, Melt announced data from, and the successful completion of, its Phase 1 study. In December 2022, Melt announced topline data from its Phase 2 study for MELT-300:

●	In a study of more than 300 patients, at 9 study sites, all undergoing cataract surgery, MELT-300 achieved its primary procedural sedation endpoint, demonstrating statistical superiority for procedural sedation compared to all comparator treatment arms, including midazolam 3mg (P=0.0129) and ketamine 50mg (P=0.0096).

●	Using the validated Ramsey Sedation Scale (RSS), MELT-300 treatment arm patients were 50% less likely to require rescue sedation compared to midazolam 3mg (P=0.0198).

●	Using the RSS, MELT-300 treatment arm patients were 66% less likely to require rescue sedation pre-operatively compared to the midazolam 3mg treatment arm.

●	MELT-300’s safety profile was generally comparable to the placebo arm.

In January 2019, Melt closed an offering of its Series A Preferred Stock. At that time, we gave up our controlling interest and deconsolidated Melt from our consolidated financial statements. We own 3,500,000 shares of Melt common stock, which was approximately 46% of Melt’s equity and voting interests issued and outstanding as of December 31, 2022. In September 2021, we provided Melt with a senior secured loan with a principal amount of $13,500,000, which was used to fund the Phase 2 program of MELT-300.

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

●	SURF-100 for Chronic Dry Eye Disease: Surface completed its 350-patient Phase 2 clinical trial, comparing five active arms of SURF-100 study drugs with the current market-leading prescription chronic dry eye treatments. According to Surface, the SURF-100 Phase 2 clinical trial achieved superiority for both signs and symptoms of chronic dry eye disease compared to market leading incumbents, as well as generating positive data on onset and duration of action.

●	SURF-200 for Acute Dry Eye: Surface has completed enrollment of its Phase 2 clinical trial for SURF-200 and expects to announce top-line results in 2023.

●	SURF-201 for Pain and Inflammation Following Ocular Surgery: According to the Surface results, SURF-201 was dosed twice daily, met its primary endpoints of absence of inflammation at both Day 8 and Day 15 and was found to be safe and well-tolerated by the patient group. In addition, a secondary endpoint showed almost 90% of patients given SURF-201 were pain free at Day 15.

In 2018, Surface closed an offering of its Series A Preferred Stock. At that time, we lost our controlling interest and deconsolidated Surface from our consolidated financial statements. During May, June and July of 2021, Surface closed an offering of its preferred stock at a purchase price of $4.50 per share resulting in gross proceeds to Surface of approximately $25,000,000 (the “Surface Series B Offering”). We own 3,500,000 shares of Surface common stock, which was approximately 20% of Surface’s equity and voting interests as of December 31, 2022. Harrow owns mid-single-digit royalty rights on net sales of SURF-100, SURF-200 and SURF-201.

Eton Pharmaceuticals, Inc.

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing treatments for rare diseases. Eton currently commercializes ALKINDI SPRINKLE® and Carglumic Acid tablets and has additional rare disease products under development, including dehydrated alcohol injection and the ZENEO® hydrocortisone autoinjector. In May 2017, we gave up our controlling interest in Eton. We own 1,982,000 shares of Eton common stock, which represented less than 10% of Eton’s equity and voting interests issued and outstanding as of December 31, 2022.

Sales and Marketing

The focus of our sales and marketing is in the U.S. We do, however, believe that our proprietary drug formulations, drug candidates and drug products could have commercial appeal in international markets, and in the past we have engaged distributors and entered into out-licensing arrangements for certain of our proprietary formulations in certain non-U.S. markets, including Canada. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our branded drug products and compounded formulations. We expect that we may experience growth in the sales of our products in future periods, particularly in light of our current and planned launches of new formulations and commercialization campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our proprietary compounded formulations, the size of the markets for such formulations, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our compounded formulations relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to build and grow a qualified and adequate internal sales function.

We expect to continue to acquire and/or develop additional FDA-approved ophthalmic drugs that allow us to leverage our existing commercial infrastructure to promote, sell, and ultimately bring these products to market. As we execute this strategy, we will continue to expand our sales and marketing team, expertise and expenses. This includes the addition of market access expertise and team members, where roles include discussions with payors regarding the costs and benefits of our products for their members, assisting with the addition of our products to the medical policy of payors, and providing the market with assistance regarding reimbursement queries.

In the past, we entered into various sales and marketing agreements with certain organizations to provide exclusive sales and marketing representation services in select geographies in the U.S., in connection with our pharmaceutical products and compounded formulations. Under the terms of the sales and marketing agreements, we are required to make commission payments, generally equal to a certain percentage of net sales for products above and beyond the initial existing sales amounts. At the end of 2022, we began to end many of these arrangements and we plan to replace these arrangements with and invest in a traditional salaried salesforce over time.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and compounding pharmacies. We are smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our branded products and proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our products and formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare some of our compounded formulations in accordance with cGMP standards and our other formulations are produced according to the standards provided by United States Pharmacopoeia (USP) <795> and USP <797> and applicable state and federal law, our compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our compounded formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations operating under Section 503A of the FDCA, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even though we have registered NJOF with the FDA, our compounding business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors offering only FDA-approved drugs may not face.

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

Medicare, Medicaid and Other Reimbursement Options

Sales in the United States of our marketed products are dependent, in large part, on the availability and extent of reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid, see also Part I, Item 1A. “Risk Factors” for additional risks related to reimbursement and government programs.

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. We also have obligations to report the average sales price for certain drugs to the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for our drugs under Medicaid and Part B of the Medicare program.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to the Centers for Medicare & Medicaid Services (“CMS”) on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Starting in 2023, manufacturers must pay refunds to Medicare for single-source drugs or biological products, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties. Further, starting in 2023, the Inflation Reduction Act of 2022 (“IRA”) establishes a Medicare Part B inflation rebate scheme under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

The IRA also creates a drug price negotiation program under which, after being on the market for a certain period of time, the prices for certain high Medicare spending drugs and biological products provided to Medicare patients without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.

IHEEZO and TRIESENCE are covered under Medicare Part B and we may develop other drug candidates and/or acquire drug products that are also covered under Medicare Part B. In February 2023, we announced that CMS had issued a permanent, product specific J-code for IHEEZO (J2403) which will become effective under the Healthcare Procedure Coding System (HCPCS) on April 1, 2023. TRIESENCE has a permanent product specific J-code (J3301) as well, which physicians can use for reimbursement purposes of that product. New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Temporary pass-through reimbursement for IHEEZO was awarded by CMS and will be made effective in the second quarter of 2023. Following the expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in an outpatient setting can qualify for ongoing separate payments. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019.

In July of 2022, CMS issued its Proposed CY 2023 Payment Rule for Hospital Outpatient Services and ASCs. Based on the summary in the proposed rule, DEXYCU, a product we previously promoted through a commercial alliance agreement with EyePoint Pharmaceuticals, Inc. no longer qualified as a separately payable product in an ASC or outpatient setting and instead is now bundled into the general cataract procedure code effective January 1, 2023.

Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases at a faster rate than inflation (measured by reference to the Consumer Price Index – Urban). Currently, the rebate is capped at 100% of the average manufacturer price, but effective January 1, 2024, this cap on the rebate will be removed, and our rebate liability could increase accordingly.

If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (the “PPACA”) made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. Effective in 2022, CMS modified Medicaid Drug Rebate program regulations to, among other things, permit reporting multiple best price figures with regard to value-based purchasing arrangements and provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions.

Civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing or other information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation effective January 13, 2021, HRSA established a new administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. On November 30, 2022, HRSA issued a notice of proposed rulemaking that proposes several changes to the ADR process. HRSA also implemented a price reporting system under which we are required to report our 340B ceiling prices to HRSA on a quarterly basis, which then publishes those prices to 340B covered entities. In addition, legislation could be passed that would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. FSS participation is required for our products to be purchased by the VA, Department of Defense (“DoD”), Coast Guard, and Public Health Service (“PHS”). Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the “Federal Ceiling Price”) equal to 76% of the annual non-federal average manufacturer price (“non-FAMP”) minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the Consumer Price Index - Urban). We also participate in the Tricare Retail Pharmacy Program, under which we pay quarterly rebates to DoD for prescriptions of our innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowingly submitting false information to the government.

Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA includes a sunset provision with respect to the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. In addition, as of October 2022, the IRA established a Medicare Part D inflation rebate scheme under which, manufacturers will generally owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

Private payor healthcare and insurance providers, health maintenance organizations, and pharmacy benefit managers in the United States are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and copayment/coinsurance. These payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products.

Our proprietary ophthalmic compounded formulations are primarily available on a cash-pay basis and generally are not subject to Medicare, Medicaid, or other payor-related initiatives.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of March 15, 2023, we owned and/or licensed more than 50 total issued and pending patent applications, which include U.S.-issued patents, international-issued patents, and U.S. and foreign/international patent pending applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 15, 2023, we had, on a worldwide basis, more than 100 issued trademarks, pending trademark and copyright applications, or registered copyright and/or trademarks including, but not limited to IHEEZO™, Imprimis®, ImprimisRx®, Harrow Health®, Dropless®, LessDrops®, Dropless Cataract Surgery®, Dropless Cataract Therapy®, Dropless Therapy®, MKO Melt®, and Simple Drops®. We may choose to pursue trademark protection in other jurisdictions for any one or more of these or other marks in the future. We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements, and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Health Care Reform Law; statutes and regulations of the FDA, the U.S. Federal Trade Commission (the “FTC”), the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. The regulatory and quality compliance environment for compounded drugs has become significantly more rigorous, complex and strict since the passage of The Drug Quality and Security Act of 2013. The complexity of the current state and federal regulatory environment, as well as the expected continued evolution of state and federal laws governing pharmaceutical compounding, have and will continue to present potentially significant challenges to our business model and the fulfillment of our mission as a company. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

FDA New Drug Application Process

As discussed in other sections of this Annual Report, we are pursuing, and may continue to pursue, alone or with project partners, FDA approval to market and sell one or more of our product candidates through the FDA’s NDA process. As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase 4 post-marketing studies, to provide additional data. Other post-marketing studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of a drug. Results of post-marketing programs may limit or expand the further marketing of a product.

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

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distributing them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. In January 2017, the FDA issued Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the FFDCA (“Interim Policy”) which informs stakeholders about how the FDA intends to exercise its enforcement discretion for compounding with those substances on a “Category 1 list” while the agency compiles and evaluates its clinical needs list, and in March 2019 the FDA issued Evaluation of Bulk Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug and Cosmetic Act which provides further guidance as to the FDA’s policy for evaluating bulk drug substances nominated for use in compounding by outsourcing facilities. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations in NJ are governed by Section 503A of the FDCA, and our New Jersey based outsourcing facility is governed by Section 503B of the FDCA.

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

In two recent California federal court (the “Court”) decisions, Allergan USA, Inc. v. Prescribers Choice, Inc. and Allergan USA, Inc. v. Imprimis Pharmaceuticals, Inc., the Court made rulings which impact 503B and 503A facilities operating in and shipping to the state of California. In the Prescribers Choice case, the Court determined that while the FDA’s interim policies do not override the statutory obligations of the DQSA, the Court supported the FDA’s authority and flexibility as it determines what clinical needs exist and finalizes the bulk drug substances list. The Court would not hold a party liable under California’s Sherman Food, Drug and Cosmetic Law (“Sherman Law”) for selling, delivering, or giving away any new drug that has not been approved by the California Department of Health Services or the FDA if that party has complied with the FDA’s Interim Policy. In other words, it is not unlawful in California to utilize bulk drugs appearing on the Category 1 list while the FDA finalizes its clinical needs list. In the Imprimis Pharmaceuticals case, the Court made clear that its rulings related to violations of California’s Unfair Competition Law (“UCL”) (Cal. Bus. Prof. Code §17200) were limited in geographical scope to drugs prepared in, dispensed from within or shipped to the State of California. With respect to 503A facilities, the Court followed FDA’s guidance allowing compounding pharmacies to ship more than 5% of its medications out of state while finalizing the MOUs. It further held that 503A facilities operating within or shipping into the state of California must follow statutory guidance found in 21 U.S.C. 353(a). With respect to the statutory guidance related to compounding in response to valid prescription orders, the Court added a requirement that the valid prescription order must contain language that “an FDA-approved drug is not medically appropriate.” The practical effect of these two rulings is that 503A and 503B facilities operating within or shipping drugs into the State of California now have clear guidance as to what is, and is not, lawful behavior with respect the California’s UCL and Sherman Law.

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

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states and certain other countries have enacted privacy and security laws that protect identifiable patient information that is not health-related. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”) that creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. The CCPA exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

International Regulation

If we pursue commercialization of our branded products and proprietary formulations in countries other than the United States, then we may need to obtain the approvals required by the regulatory authorities of such foreign countries that are comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those relating to our U.S. operations. Regulatory frameworks and requirements vary by country and could involve significant additional licensing requirements and product testing and review periods.

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

COVID-19 Pandemic

The pandemic caused by an outbreak of a new strain of coronavirus(the “COVID-19 pandemic”), that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors,” included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

Our research and development (“R&D”) expenses incurred in 2022 and 2021 primarily include expenses related to the upfront and milestone payments from the acquisition and licensing of technology for drug and product candidates that were not yet approved by the FDA (acquired in-process R&D), development of intellectual property, researcher and investigator-initiated evaluations, and formulation development related primarily to our ophthalmic formulations and certain other assets, in addition to costs associated with our drug candidate development programs.

During the year ended December 31, 2022, we incurred $3,050,000 in R&D expenses, compared to $11,084,000 during the year ended December 31, 2021. The 2021 R&D expenses included milestone payments of $8,117,000 to Sintetica related to our acquisition of rights to IHEEZO.

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

Beginning in 2022, due to shifts in the Company’s strategic plans and its organizational structure, management no longer evaluates the Company’s business in two segments and instead focuses on the performance of the business as a single operating business.

See Note 19 to our consolidated financial statements included in this Annual Report for more information about our reportable segments.

Human Capital

As of March 15, 2023, we employed 217 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions, with a focus on commercial activities as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractors and consultants on an as-needed basis, and our salesforce is comprised primarily of contract sales organizations and contract labor.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including financial risks, operational risks, human capital risks, legal proceedings and regulatory risks and certain general risks, that could have a material adverse effect on our business results of operations, financial condition and prospects. Risks that we deem material are described under “Risk Factors” below and include, but are not limited to, the following:

Risks Related to Economic Conditions and Operations of Our Business.

●	Our ability to achieve and maintain profitability for our business;
●	Our ability to successfully market, commercialize, and sell current, recently acquired and future products;
●	Our current indebtedness and ability to access additional capital;
●	Our ability to attract customers and increase sales of current and future products;
●	Our ability to obtain marketing approval and ongoing expense associated with it for any of our drug candidates, including those we own royalty rights of;
●	Our reliance on third parties for manufacturing certain components, FDA approved drugs and to conduct clinical trials;
●	Our exposure to liabilities and reputation harm if our products give rise to defects, recalls, patient injury or death;
●	The potential adverse impact of health epidemics, including the COVID-19 pandemic;

Risks Related to Government Regulations and Third-Party Policies

●	Governmental regulations, including, but not limited to, potential changes to USP 797, 503B bulks list and others, that could or currently do burden operations or narrow the market for our products;
●	Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.
●	The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability.
●	Our business may be affected by litigation and government investigations.

Risks Related to Competition

●	Securing and maintaining patent or other intellectual property protection for our products and related improvements;
●	Market acceptance of our drug products, drug candidates, compounded drugs and pharmacies;
●	Our ability to successfully research, develop and timely manufacture our current and future products and drug candidates;
●	Our ability to enforce protect our intellectual property rights along with the potential of future legal proceedings filed against us claiming intellectual property infringement;
●	Retention, recruitment, and training of senior management and key personnel;

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	We may not be able to develop commercial products despite significant investments in R&D;
●	Our branded products and product candidates in development cannot be sold without regulatory approval;
●	Our drug candidates may face competition sooner than we expect;
●	We rely on third parties to manufacture and conduct clinical trials of our branded drug products and product candidates
●	We may not be successful in obtaining market exclusivity for our product candidates;

Risks Related to Our Notes

●	Our ability pay the interest and debt service payments associated with the Notes;
●	The Notes are unsecured, effectively subordinated to any secured indebtedness, with limited protection for its holders;’
●	The Notes are subject to various market factors, including market interest rates, trading activity, third-party ratings and other factors

General Risk Factors

●	Volatility of the price of our common stock; and
●	Our stock price falling as a result of future offerings or sales.

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Economic Conditions and Operations of Our Business.

We may not be profitable in the future.

As of December 31, 2022, our accumulated deficit was $(109,493,000). Our current projections indicate that we will have operating income and/or net income during 2023; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development, and our pharmaceutical compounding business, which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

We may fail to realize the anticipated benefits of our recent and any future product acquisitions.

The success of our product acquisitions will depend on, among other things, our ability to successfully integrate the products into our commercial platform, transfer the products NDAs, maintain payer reimbursement coverage, maintain an adequate supply of the products, market the products to our existing customers and re-introduce TRIESENCE to the ophthalmic market. If we experience difficulties with the implementation of plans with respect to our acquisitions, the anticipated benefits of the recent or future acquisition may not be realized fully or at all, or may take longer to realize than expected. Integration efforts will also divert management’s attention and resources. These matters could have an adverse effect during any transition period and for an undetermined period after completion of the acquisitions.

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

We have acquired assets related to compoundable formulations, drug products and drug candidates. We are currently pursuing development and commercialization opportunities with respect to a number of these products, drug candidates and formulations, and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. Once we decide to pursue a potential drug candidate, we develop a commercialization strategy for it, which may include marketing and selling the formulation in compounded form through compounding pharmacies or outsourcing facilities, or pursuing FDA approval of the drug candidate. We may incorrectly assess the risks and benefits of the commercialization options or we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our proprietary formulations, drug products and drug candidates, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, drug products and drug candidates, we may never recoup our investment in acquiring or developing the formulations, drug products and drug candidates. Our failure to identify and expend our resources and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations, drug products and drug candidates would negatively impact the long-term profitability of our business.

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

We have raised over $200,000,000 in funds through equity and debt financings since 2021. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

The COVID-19 pandemic had an adverse effect on our business and results of operations and could have future adverse effects, which could be material, on our business, results of operations, financial condition, liquidity, and capital investments.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted supply chains and created significant volatility in financial markets. We have implemented business policies intended to protect our employees from the spread of COVID-19. Those policies included employees working from home when possible and employees in our facilities increasing physical distancing.

On March 18, 2020, CMS released guidance for U.S. healthcare providers to limit all elective medical procedures in order to conserve personal protective equipment and limit exposure to COVID-19 during the pendency of the pandemic. Many of our customers use our products in procedures impacted by the guidance. In addition to limiting medical procedures, many hospitals and other healthcare providers strictly limited access to their facilities during the pandemic. While we believe our business has mostly recovered from the impact of the pandemic, if conditions worsen, we believe future impact of the pandemic to our business could include, but is not limited to:

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

In August 2017, the FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. We no longer compound curcumin emulsion products. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in their interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018, notwithstanding our continued belief that our public communications were not in fact false and misleading, we have been in communication with the FDA and took steps to address the items outlined in the FDA letter. The Company received another warning letter from the FDA related to our alleged marketing activities; we immediately responded to this warning letter received and the FDA sent the Company notice in January 2023 that our corrective actions appear adequate. In June 2019, our outsourcing facility was issued a warning letter related to an April 2017 inspection and our use of certain active pharmaceutical ingredients in our compounded medications. During September 2020 through January 2021, our New Jersey based outsourcing facility was inspected by the FDA (the “2020 Inspection”) and certain observations were made by the FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection. In addition, during the 2020 Inspection, the FDA noted that we were compounding drugs for which there is no change that produces for an individual patient a clinical difference, as determined by a prescribing practitioner between a compounded drug and the comparable approved drug. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis. Our pharmacy was inspected in August 2022, and received a Form 483 with several observations from FDA. We have responded to these observations and continue to dialogue with the FDA related to this 483.

We have worked and communicated, and will continue to work and communicate, with the FDA to assure that all allegations in the warning letters and 483s have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s 483, warning letters and those related to the MedWatch notification (and any other requirements observed by the FDA and noted to us), and we do not believe there will be any further action taken by the FDA in these matters. We believe this is evidenced by the FDA registration for our outsourcing facility which was most recently renewed in November 2022. Nonetheless, these items increased further scrutiny and negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA-approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons, physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including the following: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Risks Related to Government Regulations and Third-Party Policies

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

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our compounding pharmacies are in material compliance with applicable regulatory requirements. Further, if any of our compounding pharmacies fail to comply with regulatory requirements, they could be forced to permanently or temporarily cease or limit their compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Sections 503A and 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Additionally, the permanent injunction entered on July 22, 2019, by the United States District Court of the Central District of California in the Allergan litigation (also referenced in Item. 3 Legal Proceedings), enjoins the Company from engaging in activities that are inconsistent with current FDA guidelines for 503A and 503B operations. While the Company believes its operations fully comply with the injunction, if the Court were to find the Company to be in violation of the injunction, further sanctions, including fines and limitations on the pharmacies’ operations, could occur.

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

Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.

Sales of our branded products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payors continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the pandemic, the economic downturn and inflation continue and are likely to increase across the markets we serve. Payors are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our branded products or narrower populations for which payors will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payor dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include legislation promulgated by the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation in addition to rebates imposed on manufacturers associated with drug waste (which could potentially impact sales of TRIESENCE). Additional proposals focused on drug pricing continue to be debated, and additional executive orders focused on drug pricing and competition are likely to be adopted and implemented in some form. Government actions or ballot initiatives at the state level also represent a highly active area of policymaking and experimentation, including pursuit of proposals that limit drug reimbursement under state run Medicaid programs based on reference prices or permitting importation of drugs from Canada. Such state policies may also eventually be adopted at the federal level.

We are unable to predict which or how many policy, regulatory, administrative or legislative changes may ultimately be, or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that payer actions further decrease or modify the coverage or reimbursement available for our products, require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our products, such actions could have a material adverse effect on our business and results of operations.

Changing U.S. federal coverage and reimbursement policies and practices have affected and are likely to continue to affect access to, pricing of and sales of our products.

A substantial portion of our branded product portfolio relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. The IRA’s drug pricing controls and Medicare redesign is likely to have a material adverse effect on our sales (particularly for our branded products that are more substantially reliant on Medicare reimbursement), our business and our results of operations. However, as the degree of impact from this legislation on our business depends on a number of implementation decisions, the extent of the IRA’s impact on our sales and, in turn, our business remains unclear.

Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to and have affected and may continue to affect sales of our products.

At the state level, government actions or ballot initiatives can also affect how our branded products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, drug importation programs or other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases. For example, a California law requires biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Similar laws exist in Oregon and Washington. Additional proposals directed at Medicaid seek to penalize manufacturers for pricing drugs above a certain threshold or limit spending on biopharmaceutical products. States are also seeking to change the way they pay for drugs for patients covered by state programs. New York has established a Medicaid drug spending cap, and Massachusetts implemented a new review and supplemental rebate negotiation process. Six states (Colorado, Maine, New Hampshire, Maryland, Oregon and Washington) have enacted laws that establish Prescription Drug Affordability Boards (PDABs) to study drug prices and identify drugs that pose affordability challenges, and in three states (Colorado, Maryland and Washington) include authority for the state PDAB to set upper payment limits on certain drugs in state regulated plans. Other states may consider implementing similar policies and laws. Additionally, Colorado, Florida, Maine, New Hampshire, New Mexico and Vermont have enacted laws, and several other states have proposed bills, to implement importation of drugs from Canada. The FDA has met with representatives from Colorado, Florida, Maine and New Mexico to discuss those states’ proposed importation programs, and the FDA may be working towards approving such plans. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.

U.S. commercial payer actions have affected and may continue to affect access to and sales of our products

Payers, including healthcare insurers, pharmacy benefit managers (“PBMs”), integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payors are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payors may affect these trends. For example, CMS finalized a policy for plan years starting on or after January 1, 2021 that has caused commercial payors to more widely adopt co-pay accumulator adjustment programs. Payors, including PBMs, have sought, and continue to seek, price discounts or rebates in connection with the placement of our branded products on their formularies or those they manage, and to also impose restrictions on access to or usage of our branded products (such as step therapy), require that patients receive the payor’s prior authorization before covering the product, and/or chosen to exclude certain indications for which our products are approved. In an effort to reduce barriers to access, we may reduce the net price of some of our branded products by providing greater discounts and rebates to payors (including PBMs that administer Medicare Part D prescription drug plans), and we may introduce a set of new National Drug Codes to make our branded products available at a lower list price. However, affordability of patient out-of-pocket co-pay cost has limited and may continue to limit patient use. Further, despite these net and list price reductions, some payors may restrict, patient access and may seek further discounts or rebates or take other actions, such as changing formulary coverage for some or all of our branded products. These factors have limited, and may continue to limit, patient affordability and use, negatively affecting sales of our branded products.

Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2023, we believe the top five integrated health plans and PBMs controlled approximately 92% of all pharmacy prescriptions. This high degree of consolidation among insurers and PBMs and other payers, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs), each have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Biden administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities.

Guidelines and recommendations published by various organizations can reduce the use of our branded products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. Professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations and organizations involved in various diseases also publish guidelines and recommendations to healthcare providers, administrators and payers, as well as patient communities. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies. In addition, a growing number of organizations are providing assessments of the value and pricing of biopharmaceutical products, and even organizations whose guidelines have historically been focused on clinical matters have begun to incorporate analyses of the cost effectiveness of various treatments into their treatment guidelines and recommendations. Value assessments may come from private organizations that publish their findings and offer recommendations relating to the products’ reimbursement by government and private payers. Some companies and payers have announced pricing and payment decisions based in part on the assessments of private organizations. In addition, government health technology assessment organizations in many countries make reimbursement recommendations to payers in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service effects of new, emerging and existing medicines and treatments. Such health technology assessment organizations have recommended, and may in the future recommend, reimbursement for certain of our products for a narrower indication than was approved by applicable regulatory agencies or may recommend against reimbursement entirely. See “- Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.” Such recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could have a material adverse effect on our product sales, business and results of operations. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will result in decreased use and dosage of our products could adversely affect the market price of our common stock.

Risks Related to Competition

There are many competitive risks related to marketing and selling our proprietary formulations and operating our compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors. Currently we lack some of the financial and other resources needed to develop, produce, distribute and market our proprietary formulations at a level to capture a significant market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by USP chapter <795> and USP chapter <797> and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, which can in turn sell to and supply hospitals and retail pharmacies. Even if we are successful in registering certain of our facilities as outsourcing facilities, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

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

Concentration of sales at certain of our wholesaler distributors and consolidation of private payers may negatively affect our business.

Certain of our distributors, customers and payers have substantial purchasing leverage, due to the volume of our products they purchase or the number of patient lives for which they provide coverage. The substantial majority of our U.S. branded product sales are made through three pharmaceutical product wholesaler distributors: McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, ambulatory surgical centers, hospitals and pharmacies. Similarly, as discussed above, there has been significant consolidation in the health insurance industry, including that a small number of PBMs now oversee a substantial percentage of total covered lives in the United States. See “ – Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.” The three largest PBMs in the United States are now part of major health insurance providers. The growing concentration of purchasing and negotiating power by these entities has, and may continue to, put pressure on our pricing due to their ability to extract price discounts on our branded products, fees for other services or rebates, negatively affecting our bargaining position, sales and/or profit margins. In addition, decisions by these entities to purchase or cover less or none of our branded products in favor of competing products could have a material adverse effect on our branded product sales, business and results of operations due to their purchasing volume. Further, if one of our significant wholesale distributors encounters financial or other difficulties and becomes unable or unwilling to pay us all amounts that such distributor owes us on a timely basis, or at all, it could negatively affect our business and results of operations. In addition, if one of our significant wholesale distributors becomes insolvent or otherwise unable to continue its commercial relationship with us in its present form, it could significantly disrupt our business and adversely affect our product sales, our business and results of operations unless suitable alternatives are timely found or lost sales are absorbed by another distributor.

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

Our Chief Executive Officer, Mark L. Baum, along with other key persons, including, but not limited to, our Chief Financial Officer, Andrew R. Boll, and Chief Commercial Officer, John P. Saharek, have played a primary role in creating and developing our current business model. We are highly dependent on these executives for the implementation of our business plan and the future development of our assets and our business, and the loss of their services and leadership could materially adversely impact our Company.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel to pursue our current business model. To achieve our planned growth, we may have significant difficulty attracting and retaining necessary employees. Because of the specialized nature of our business, the ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. There is intense competition to hire qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, could have a material adverse effect on our business.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our proprietary formulations, such as drug candidates that we have royalty interests in that are being developed by Melt and Surface, and MAQ-100, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

In recent years, we have sought, and in the future, we, alone or with project partners, intend to seek, FDA regulatory approval to market and sell one or more of our assets as an FDA-approved drug. Obtaining FDA approval to market and sell pharmaceutical products is costly, time-consuming, uncertain and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a drug candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any potential drug candidates, we will be required to demonstrate through pre-clinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a drug candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a drug candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the drug candidate.

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

We may depend on the success of our drug candidates, and those we have royalty rights to, which have not yet demonstrated efficacy for their target or any other indications. If we are unable to generate revenues from our drug candidates, our ability to create stockholder value will be limited.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an investigational new drug application for our drug candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRBs”) may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency (the “EMA”), or other regulatory agencies for marketing approval;

●	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We are and will be completely dependent on third parties to manufacture our branded drug products and drug candidates, and our commercialization of our drug candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our drug candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient (“API”) in our drug candidates for use in our clinical trials or for commercial product. In addition, we do not have the capability to manufacture any of our branded drug products and candidates as a finished drug product for commercial distribution. As a result, we are and will be obligated to rely on contract manufacturers. Other than through our agreements with Novartis, we have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our drug products and candidates on favorable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our drug products and candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

Since 2021, we issued $115,250,000 aggregate principal amount of senior notes due in part in 2026 and in 2027 (the “Notes”). We may incur additional indebtedness in the future. Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instruments contain, or from time to time may contain, various restrictive covenants, including, among others, our obligation to deliver certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

The Notes are quoted on Nasdaq under the symbols “HROWL” and “HROWM”. Although the Notes are quoted, we cannot provide any assurances that an active trading market will be maintained for the Notes or that a holder will be able to sell the Notes. If the Notes are traded, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the Notes may make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure a holder that a liquid trading market will develop for the Notes, that a holder will be able to sell the Notes at a particular time or that the price received will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

From time to time, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any debt or equity financing more difficult to complete, more costly, and more dilutive. In the event the Company or one of its subsidiaries needed to access additional capital, failure to secure financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 35,300 square feet of lab, warehouse, and office space in Ledgewood, New Jersey, in three separate suites. The current lease term expires on July 31, 2027 and includes options to extend the lease term through 2037. This space serves as an outsourcing facility and pharmacy for ImprimisRx.

We lease approximately 5,500 square feet of office space in Nashville, Tennessee. The current lease term expires on December 31, 2024 and includes options to extend the lease term through 2034. This office serves as our corporate headquarters.

We lease approximately 5,800 square feet of office space in Carlsbad, California. The current lease term began January 1, 2022 and expires on March 31, 2025 and includes an option to extend the lease term through March 2028. This office generally supports the sales, general and administrative functions.

We lease approximately 11,600 square feet of lab and office space in Nashville, Tennessee. The current lease term commenced in June 2022 and expires in June 2027. This office generally serves as our customer service center and analytical laboratory.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “HROW” and the Notes are listed on The Nasdaq Stock Market LLC under the symbols “HROWL” and “HROWM.

Holders

As of March 15, 2023, there were approximately 74 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2022.

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

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of Imprimis Rx NJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, and Harrow Eye, LLC.

Overview

We are an ophthalmic-focused pharmaceutical company. Our business specializes in the development, production, sale, and distribution of innovative prescription medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We serve ophthalmologists and optometrists by providing FDA-approved branded ophthalmic pharmaceuticals and innovative compounded prescription medicines that are accessible and affordable. We own the U.S. commercial rights to ten branded ophthalmic pharmaceutical products, including IHEEZOTM, IOPIDINE® (both approved concentrations), MAXITROL® eye drops, MOXEZA®, ILEVRO®, NEVANAC®, VIGAMOX®, MAXIDEX®, and TRIESENCE®. We own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses, and our branded drugs are marketed under our Harrow name. In addition, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements. We also own royalty rights in certain drug candidates being developed by Surface and Melt.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our branded pharmaceutical products, proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our operations, potential regulatory-related restrictions, optimize pricing and obtain reimbursement options for our drug products, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

Recent Developments

The following describes certain developments in 2022 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this Annual Report for additional information about each of these developments.

Divestiture of Non-Ophthalmic Assets

In October 2022, we entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). Under the terms of the RPC Agreement, the Company agreed to sell substantially all its assets associated with its non-ophthalmology related compounding business, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to six of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. In connection with the RPC Agreement, the Company entered into a separate transition services agreement with the Buyer related to providing on going services, such as procuring and dispensing prescription orders associated with RPC Assets. The Company expects to provide transition services to the Buyer for six to nine months following the effective date of the RPC Agreement. Under the terms of the RPC Agreement, the Buyer paid to the Company an aggregate cash amount of $6,000,000 on October 5, 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to the Company based on mutually agreed upon revenue milestones during the calendar year 2023.

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

Acquisition of ILEVRO, NEVANAC, VIGAMOX, MAXIDEX and TRIESENCE

In December 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”), pursuant to which the Company agreed to purchase from Novartis the exclusive commercial rights to assets associated with the following ophthalmic products (collectively the “Fab 5 Products”) in the U.S. (the “Fab 5 Acquisition”):

●	ILEVRO® (nepafenac ophthalmic suspension) 0.3%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	NEVANAC® (nepafenac ophthalmic suspension) 0.1%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	VIGAMOX® (moxifloxacin hydrochloride ophthalmic solution) 0.5%, a fluoroquinolone antibiotic eye drop for the treatment of bacterial conjunctivitis caused by susceptible strains of organisms.

●	MAXIDEX® (dexamethasone ophthalmic suspension) 0.1%, a steroid eye drop for steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe.

●	TRIESENCE® (triamcinolone acetonide injectable suspension) 40 mg/ml, a steroid injection for the treatment of certain ophthalmic diseases and for visualization during vitrectomy.

We closed the Fab 5 Acquisition on January 20, 2023. Under the terms of the Purchase Agreement, we made a one-time payment of $130,000,000 at closing, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Purchase Agreement and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that we expect to last approximately six months, and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to us, Novartis will continue to sell the Fab 5 Products on our behalf and transfer the net profit from the sale of the Fab 5 Products to us. Novartis has agreed to supply certain Fab 5 Products to the Company for a period of time after the NDAs are transferred to us and to assist with technology transfer of the Fab 5 Products manufacturing to other third-party manufacturers, if needed.

Common Stock Offering

In December 2022, we entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with B. Riley Securities, Inc. related to a registered direct offering of shares of the Company’s common stock to certain accredited investors, at an offering price of $10.52. Under the terms of the Common Stock Underwriting Agreement we sold 2,376,426 shares of our common stock for gross proceeds of $25,000,002.

Senior Notes Offering

In December 2022, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, pursuant to which we agreed to sell $35,000,000 aggregate principal amount of 11.875% senior notes due 2027 (the “2027 Notes”) plus up to an additional $5,250,000 aggregate principal amount of 11.875% senior notes due 2027 pursuant to the underwriters’ option to purchase additional 2027 Notes, which was exercised in January 2023.

B. Riley Loan and Security Agreement

On December 14, 2022 (the “Effective Date”), we entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as Administrative Agent for the Lenders. The proceeds from the BR Loan were used to finance the Fab 5 Acquisition.

The BR Loan provided for a loan facility of up to $100,000,000 to the Company with a maturity date of December 14, 2025, at an interest rate of 10.875% per annum. The BR Loan is secured by an intellectual property security agreement and by all assets of the Company and its material subsidiaries. In January 2023, $59,750,000 of principal amount was funded pursuant to the BR Loan simultaneously with the consummation of the Fab 5 Acquisition.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for any future period.

Comparison of Years Ended December 31, 2022 and 2021

Revenues

Our revenues include amounts recorded from sales of proprietary and non-proprietary pharmaceutical compounded drug formulations and revenues received from royalty and milestone payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,		$
	2022	2021	Variance
Product sales, net	$83,524,000	$69,104,000	$14,420,000
Commission revenues	3,866,000	3,253,000	613,000
Transfer of profits	1,205,000	99,000	1,106,000
License revenues	-	20,000	(20,000)
Total revenues	$88,595,000	$72,476,000	$16,119,000

The increase in revenues between periods was related to an increase in sales volumes of our ophthalmology products, an increase in commissions attributable to sales of Dexycu® and transfer of profits from recently acquired products. In June of 2022, the Company completed the transfer from the seller to Harrow of Iopidine and Maxitrol NDAs and relaunched those products. As a result, we will not record revenues associated with the transfer of profits associated with those products in future periods.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory depreciation and amortization of certain intangibles and other related expenses.

The following presents our cost of sales for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,		$
	2022	2021	Variance
Cost of sales	$25,383,000	$18,214,000	$7,169,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold and increased direct and indirect costs associated with production of our products during the year ended December 31, 2022 compared to 2021.

Gross Profit and Margin

	For the Years Ended December 31,		$
	2022	2021	Variance
Gross profit	$63,212,000	$54,262,000	$8,950,000
Gross margin	71.3%	74.9%	(3.6)%

The decrease in gross margin is primarily attributable to amortization of acquired NDAs beginning in January 2022, along with a one-time adverse production related event in April 2022, increased discounts provided during 2022 associated with volume-based purchases and increased (direct and indirect) production costs incurred during 2022.

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

The following presents our selling, general and administrative expenses for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,		$
	2022	2021	Variance
Selling, general and administrative	$58,243,000	$41,315,000	$16,928,000

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

The following presents our R&D expenses for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,		$
	2022	2021	Variance
Research and development	$3,050,000	$11,084,000	$(8,034,000)

During the year ended December 31, 2022, research and development expenses decreased from the same period in 2021 primarily as a result of a one-time payment for acquired research and development incurred in 2021 related to the acquisition of IHEEZO.

Impairment and Disposal of Long-Lived Assets

During the year ended December 31, 2021, we recorded a loss of $249,000, of which, $99,000 was related to the impairment of patents and patent applications and $150,000 was related to equipment that was no longer in service.

Interest Expense, net

Interest expense, net was $7,244,000 during the year ended December 31, 2022 compared to $5,436,000 during the year ended December 31, 2021. The increase was primarily due to an increase in the principal balance of our loans throughout the two periods presented.

Equity in Losses of Unconsolidated Entities

During the years ended December 31, 2022 and 2021, we recorded a loss of $11,133,000 and $5,334,000, respectively, for our share of losses based on our ownership of Melt and Surface.

Investment Loss from Eton

We recorded a loss of $2,914,000 related to the change in fair market value of Eton’s common stock for the year ended December 31, 2022. We recorded a loss of $10,126,000 related to our investment in Eton’s common stock for the year ended December 31, 2021, including a realized loss of $1,406,000 from the sale of 1,518,000 shares of Eton’s common stock.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2021, we recorded a loss from early extinguishment of $756,000 related the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC, and its partners.

Gain on Forgiveness of PPP Loan

During the year ended December 31, 2021, we recorded gain on forgiveness of loan of $1,967,000 related to the forgiveness of our PPP Loan.

Gain on Sale of Non-Ophthalmology Assets

During the year ended December 31, 2022, we recorded a gain on the sale of our non-ophthalmology assets to Innovation Compounding Pharmacy, LLC of $5,259,000.

Other Income, net

During the year ended December 31, 2022, we recorded other income, net of $102,000 which was primarily the result of income of $102,000 related to the transition services provided as part of non-ophthalmology related compounding product line. During the year ended December 31, 2021, we recorded other income, net of $197,000. This was primarily the result of income of $238,000 related to negotiation of old payables and expense of $41,000 related to loss on disposal of property, plant and equipment.

The following table presents our net loss for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Net loss	$(14,086,000)	$(18,479,000)
Net loss per share, basic and diluted	$(0.51)	$(0.69)

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2022 was $96,270,000, compared to $42,167,000 at December 31, 2021. Since inception through December 31, 2022, we incurred aggregate losses of $109,493,000. These losses are primarily due to selling, general and administrative and research and development expenses incurred in connection with developing and seeking regulatory approval for a former drug candidate, which activities we have now discontinued, the development and commercialization of novel compounded formulations and the development of our pharmacy operations.

As of the date of this Annual Report, we believe that cash and cash equivalents of $96,270,000 at December 31, 2022, along with proceeds received from the BR Loan will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We also may consider the sale of certain assets including, but not limited to, part of, or all of, our ownership interest in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, our plans for this period may change, our estimates of our operating expenses, capital expenditures and working capital requirements could be inaccurate, we may pursue acquisitions of products, companies or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing FDA-approved products, compounded formulations, and technologies, developing our overall operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of products, compounding pharmacies and outsourcing facilities, drug companies and manufacturers, and/or assets or technologies, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flows

The following provides detailed information about our net cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$1,705,000	$5,082,000
Investing activities	(1,743,000)	(18,686,000)
Financing activities	54,141,000	51,470,000
Net change in cash and cash equivalents	54,103,000	37,866,000
Cash and cash equivalents at beginning of the year	42,167,000	4,301,000
Cash and cash equivalents at end of the year	$96,270,000	$42,167,000

Operating Activities

Net cash provided by operating activities was $1,705,000 in 2022, compared to $5,082,000 in the prior year. Net cash provided by operating activities during the year ended December 31, 2022 decreased primarily as a result of an increase in operating expenses during year in preparation of the launch of IHEEZO and in support of operationalizing other product acquisitions.

Investing Activities

Net cash used in investing activities in 2022 and 2021 was $(1,743,000) and $(18,686,000), respectively. Cash used in investing activities during the 2022 period was primarily associated with equipment and software purchases and upgrades along with investments in our intellectual property portfolio, offset by cash received on the sale of our non-ophthalmic assets. Cash used in investing activities in 2021 was primarily associated with cash payments made in connection with the Melt note receivable and the acquisition of MAXITRO, IOPIDINE and MOXEZA, offset by cash received through the sale of a portion of our Eton common stock.

Financing Activities

Net cash provided by financing activities in 2022 and 2021 was $54,141,000 and $51,470,000, respectively. Net cash provided by financing activities during the year ended December 31, 2022 was primarily related to net proceeds from the sale of $35,000,000 Notes and sale of common stock. Net cash provided by financing activities during the year ended December 31, 2021 was primarily related to net proceeds received from the sale of $75,000,000 senior notes due April 2026, net of the payment of all outstanding obligations to the Company’s previous senior lender, SWK Funding, LLC, and its partners.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx business, our brand ophthalmic pharmaceuticals business, proceeds from the sale of the Notes and sale of Eton common stock. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the some or all of the remaining portion of our Eton common stock.

The changing trends and overall economic outlook, including the historic interim stay-at-home orders and bans on elective surgeries associated with the COVID-19 pandemic, created uncertainty surrounding our operating outlook and may impact our future operating results if there is a resurgence in COVID-19 cases in the U.S. In addition, we may acquire new products, product candidates and/or businesses and, as a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock purchase warrants that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Revenue Recognition and Deferred Revenue

We account for contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers. We have two primary streams of revenue: (1) revenue recognized from our sale of products within our pharmacy services and (2) revenue recognized from intellectual property license and asset purchase agreements.

Product Revenues from Pharmacy Services

We sell prescription medications directly through our pharmacy, outsourcing facility and 3PL partner. Revenue from our pharmacy services includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, we have identified the following:

1.	Identify the contract(s) with a customer: A contract is deemed to exist when the customer places an order through receipt of a prescription, via an online order or via receipt of a purchase order from a customer. For branded products, orders are received through our 3PL partner, and the customer takes title of the products via formal purchase orders placed and fulfilled.

2.	Identify the performance obligations in the contract: Obligations for fulfillment of our contracts consist of delivering the product to customers at their specified destination. ASU 2016-10 was issued in April 2016 and amended ASC 606 for shipping and handling activities as follows: If the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. We have elected to treat its shipping and handling activities as a fulfillment cost.

3.	Determine the transaction price: The transaction price is based on an amount that reflects the consideration to which we expect to be entitled, net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively, sales deductions) and an estimate for returns and replacements established at the time of sale. We utilize the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of its branded products. The transfer of promised goods is satisfied within a year, and therefore there are no significant financing components. There is no non-cash consideration related to product sales.

4.	Allocate the transaction price to the performance obligations in the contract: Given that there is only one performance obligation for product sales, no allocation is necessary.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation: Revenue from products is recognized upon transfer of control of a product to a customer. This generally occurs upon shipment unless contractual terms with a customer state that transfer of control occurs at delivery.

Commission Revenues

We entered into an agreement whereby we are paid a fee calculated based on sales we generate from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized, at which point there is no future performance obligation required by us and no consequential continuing involvement on our part to recognize the associated revenue.

Revenues From Transfer of Acquired Product Profit

We entered into an agreement whereby we purchased the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, six month transition period, the Seller continued to manufacture and market these products and transfer the net profit from the sale of the products to us. The revenue we recognized from the transfer of net profit was recognized at the time profit from the product sales was calculated by the Seller and confirmed by us, typically on a monthly basis, at which point there is no future performance obligation required and no consequential continuing involvement on our part to recognize the associated revenue. On a quarterly basis, the Seller invoiced us for all credits and reimbursements (“Chargebacks”) made to customers related to the products. We used historical actual experience to estimate Chargebacks associated with the net profit transferred. The estimate is recorded as a reduction in revenues in our consolidated statements of operations and accounts receivable in the consolidated balance sheets at the time the revenue is recognized.

Intellectual Property License Revenues

We currently hold five intellectual property licenses and related agreements pursuant to which we have agreed to license or sell to a customer with the right to access our intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

Non-refundable fees that are not contingent on any future performance and require no consequential continuing involvement on our part are recognized as revenue when the license term commences and the licensed data, technology, compounded drug preparation and/or other deliverable is delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. We defer recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of our performance under the other elements of the arrangement. In addition, if our continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by us, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Investment in Eton Pharmaceuticals, Inc.

We own 1,982,000 shares of Eton common stock, which represented approximately 8% of the equity and voting interests of Eton as of December 31, 2022. At December 31, 2022, the fair market value of Eton’s common stock was $2.82 per share. In accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for the years ended December 31, 2022 and 2021, we recorded an investment loss from our Eton common stock position of $2,914,000 and $10,126,000 respectively, related to the change in fair market value of our investment in Eton during the measurement periods, including a realized loss of $1,406,000 from the sale of 1,518,000 shares of Eton’s common stock during the year ended December 31, 2021. As of December 31, 2022 and 2021, the fair market value of our investment in Eton was $5,589,000 and $8,503,000, respectively.

Investment in Surface Ophthalmics, Inc. – Related Party

We own 3,500,000 common shares of Surface, which represented approximately 20% of the equity and voting interests as of December 31, 2022, and use the equity method of accounting for this investment, as management has determined that we have the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, we recognize earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. Our share of earnings and losses are based on our ownership interest of Surface. Any intra-entity profits and losses are eliminated. We recorded equity in the net loss of Surface of $1,314,000 during the year ended December 31, 2021. As of December 31, 2022 and 2021, the carrying value of our investment in Surface was $0 and $0, respectively.

See Note 6 to our consolidated financial statements for more information and related party disclosure regarding Surface.

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

We own 3,500,000 common shares of Melt, which represented approximately 46% of its equity and voting interests as of December 31, 2022. We analyze our investment in Melt and related agreements on a regular basis to evaluate our position of variable interests in Melt. We no longer have a controlling position in Melt; however, we do have the ability to exercise significant influence over the operating and financial decisions of Melt. We use the equity method of accounting for this investment. Under this method, we recognize earnings and losses of Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Our share of earnings and losses are based on our ownership interest of Melt. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021 we reduced our common stock investment in Melt to $0. As of December 31, 2022 and 2021 and at the time of entering into the Melt Loan Agreement, we owned 100% of the debt owed by Melt. Following the reduction of the carrying value of our common stock investment in Melt to $0 we began recording 100% of the equity method losses of Melt, based on our ownership of total debt owed by Melt. We recorded equity in net losses of Melt of $11,133,000 and $4,020,000 during the years ended December 31, 2021 and 2022, respectively. As of December 31, 2022, our investment in Melt was $0 and $139,000 is due from Melt for reimbursable expenses and amounts due under the Melt Master Service Agreement (“Melt MSA”).

See Notes 2 and 5 to our consolidated financial statements for more information and related party disclosure regarding Melt.

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

We account for income taxes under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2022 and 2021, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2022 and 2021, and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2022 and 2021. We are subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee, and Wisconsin. Our tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 28, 2012, as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective February 7, 2013, and as further amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 10, 2014
3.2	Amended and Restated Bylaws of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 28, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 20, 2011)
3.4	Amended and Restated Certificate of Incorporation, filed July 2, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on July 2, 2018)
3.5	Amendment to the Restated Certificate of Incorporation for the name change, filed as of December 27, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 31, 2018)
3.6	Certificate of Designation of Series B Cumulative Preferred Stock of Harrow Health, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 5, 2021)
4.1*	Description of the Company’s Securities
4.2	Indenture dated April 20, 2021 between Harrow Health, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.3	First Supplemental Indenture dated April 20, 2021 between Harrow Health, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.4	Form of 8.625% Senior Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.5	Second Supplemental Indenture dated December 20, 2022 between Harrow Health, Inc. and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on December 20, 2022).
4.6	Form of 11.875% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on December 20, 2022).
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)

10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.7#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Mark L. Baum (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.8#	Stand-alone Restricted Stock Unit Agreement, dated July 18, 2012, granted by Imprimis Pharmaceuticals, Inc. to Robert J. Kammer (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on July 25, 2012)
10.9	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-182846) filed on October 26, 2012)
10.10#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016)
10.11#	Performance Stock Units Agreement, dated May 2, 2013, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013)
10.12#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016)
10.13#	Performance Stock Units Award Agreement, effective as of February 1, 2015, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2015)
10.14#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016)
10.15#	Warrant to Purchase Stock, dated May 11, 2015, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 12, 2015)
10.16#	Warrant Amendment to Purchase Stock, dated December 27, 2016, issued by Imprimis Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on December 29, 2016)
10.17#	Form of Securities Purchase Agreement, dated March 21, 2017, between the Registrant and the Investors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 22, 2017)
10.18	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)
10.19	Strategic Sales & Marketing Agreement dated April 13, 2017 between Imprimis Pharmaceuticals, Inc. and Cameron Ehlen Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 17, 2017)
10.20	Strategic Sales & Marketing Agreement dated April 28, 2017 between Imprimis Pharmaceuticals, Inc. and SightLife Surgical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 2, 2017)
10.21#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.22#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.23#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)

10.24	Asset Purchase and License Agreement (pentoxifylline) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.25	Asset Purchase and License Agreement (corticotropin) dated May 9, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.26	Management Services Agreement dated May 1, 2017 between Imprimis Pharmaceuticals, Inc. and Eton Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on June 20, 2017)
10.27#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.28#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.29#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.30	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.31	Amended and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.32	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.33	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.34#

Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)

10.35#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.36#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.37	Asset Purchase Agreement dated December 11, 2018 between Harrow Health, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on February 5, 2019)
10.38	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Mayfield Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)
10.39	Asset Purchase Agreement dated February 1, 2019 between Harrow Health, Inc. and Elle Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 9, 2019)
10.40	Joinder and Amendment to Loan and Security Agreement, dated May 24, 2019, by and between Harrow Health, Inc., each of its wholly-owned subsidiaries and SWK Funding LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on May 29, 2019)

56

10.41#

Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.42#

Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.43#

Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 14, 2019)

10.44	License Agreement, dated July 28, 2019, among Mayfield Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Gyneconix, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019).
10.45	License Agreement, dated July 29, 2019, among Stowe Pharmaceuticals, Inc., TGV-Health, LLC and TGV-Ophthalnix, LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 13, 2019).
10.46#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.65#* to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.47#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.65#* to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.48#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.65#* to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.49	Business Loan Agreement with Renasant Bank pursuant to the Paycheck Protection Program, dated April 27, 2020 (incorporated herein by reference to Exhibit 10.1* to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 10, 2020).
10.50	Second Amendment, dated as of April 1, 2020, to the Loan and Security Agreement by and among Harrow Health, Inc., several of its wholly-owned subsidiaries and the Lenders named therein (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 10, 2020).
10.51	Commercial Alliance Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated August 1, 2020 (incorporated herein by reference to Exhibit 10.1*# to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 9, 2020).
10.52	Expansion Term Letter Agreement dated December 6, 2021 between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 10, 2022)
10.53	Mutual Termination Agreement dated October 7, 2022 between ImprimisRx and EyePoint Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 14, 2022)
10.54	License and Supply Agreement dated July 25, 2021 between Harrow Health, Inc. and Sintetica, S.A. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on August 10, 2021)
10.55#	Harrow Health, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 25, 2017)
10.56#	First Amendment to the Harrow Health, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to Harrow Health, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2021)
10.57	Loan and Security Agreement dated September 1, 2021 among Harrow Health, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on September 2, 2021)
10.58	First Amendment to Loan and Security Agreement dated April 8, 2022 between Harrow Health, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 14, 2022)
10.59	Second Amendment to Loan and Security Agreement dated September 21, 2022 between Harrow Health, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 14, 2022)
10.60	Basic Sale and Purchase Agreement dated August 18, 2021 between Harrow Health, Inc. and Wakamoto Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 9, 2021)
10.61	License Agreement dated August 18, 2021 between Harrow Health, Inc. and Wakamoto Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow Health, Inc. filed with the Securities and Exchange Commission on November 9, 2021)
10.62	Asset Purchase Agreement dated December 17, 2021 between Harrow Health, Inc. and Novartis Technology, LLC and Novartis Ophthalmics AG (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on March 10, 2022)
10.63	Asset Purchase Agreement dated December 13, 2022 between Harrow Health, Inc. and Novartis Technology, LLC and Novartis Innovative Therapies AG (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-K of Harrow Health, Inc. filed with the Securities and Exchange Commission on December 14, 2022).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.
101.INS*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW HEALTH, INC.

By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer (Principal Executive Officer)

Date:	March 23, 2023

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Chairman of the Board	March 23, 2023
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer and Corporate Secretary	March 23, 2023
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ R. Lawrence Van Horn	Director	March 23, 2023
R. Lawrence Van Horn

/s/ Teresa F. Sparks	Director	March 23, 2023
Teresa F. Sparks

/s/ Richard L. Lindstrom	Director	March 23, 2023
Richard L. Lindstrom

/s/ Perry J. Sternberg	Director	March 23, 2023
Perry J. Sternberg

/s/ Martin Makary	Director	March 23, 2023
Martin Makary

58

FINANCIAL STATEMENTS

Harrow Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Harrow Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harrow Health, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Product Sales Deductions – Branded Products

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, revenues from branded product sales are recognized net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively, “sales deductions”), which are established at the time of sale. Management’s estimate of sales deductions for branded products is based on the inventory levels in the distribution channel as provided by wholesalers, as well as the actual average selling price for each product which is impacted by changes in customer mix, changes in negotiated terms with customers, and changes in the volume of purchases. In addition, management utilizes the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of its branded products.

We identified the estimates of accruals for sales deductions as a critical audit matter given the limited sales history of the Company’s branded products and the significant judgment required by management with respect to the measurement uncertainty, as the calculation of the sales deductions includes assumptions such as average selling price, purchasing trends of wholesalers and historical branded product sales used to predict future sales. This required a high degree of auditor judgment and an increased extent of audit effort in applying the procedures related to management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

To test management’s estimated branded product sales deductions, we obtained management’s calculations for the respective estimates and performed the following procedures, among others. We tested management’s estimation process for determining accruals for product sales deductions by developing an independent expectation of the estimated accrual rates, including comparison of rates used in management’s analysis to external industry data, historical actual information, and executed third-party contracts. We evaluated management’s historic ability to accurately estimate the sales deduction accruals by retrospectively comparing historically recorded accruals to the actual amounts that were ultimately claimed by the wholesalers. In addition, we assessed subsequent events to determine whether there was any new information that would require adjustment to the accruals.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2007.

Irvine, California
March 23, 2023

HARROW HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$96,270,000	$42,167,000
Investment in Eton Pharmaceuticals	5,589,000	8,503,000
Accounts receivable, net	6,249,000	4,470,000
Inventories	6,541,000	4,217,000
Prepaid expenses and other current assets	3,611,000	1,305,000
Total current assets	118,260,000	60,662,000
Property, plant and equipment, net	3,486,000	3,141,000
Capitalized software costs, net	2,112,000	1,313,000
Deferred financing costs	1,950,000	-
Operating lease right-of-use assets, net	7,513,000	5,935,000
Intangible assets, net	23,725,000	15,813,000
Investment in Melt Pharmaceuticals	-	11,133,000
Goodwill	332,000	332,000
TOTAL ASSETS	$157,378,000	$98,329,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,771,000	$6,337,000
Accrued payroll and related liabilities	4,025,000	3,089,000
Deferred revenue and customer deposits	113,000	16,000
Current portion of operating lease obligations	723,000	272,000
Current portion of finance lease obligations	-	8,000
Total current liabilities	18,632,000	9,722,000
Operating lease obligations, net of current portion	7,332,000	6,012,000
Finance lease obligations, net of current portion	-	10,000
Notes payable, net of unamortized debt discount	104,174,000	71,654,000
TOTAL LIABILITIES	130,138,000	87,398,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,901,530 and 26,902,763 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	30,000	27,000
Additional paid-in capital	137,058,000	106,666,000
Accumulated deficit	(109,493,000)	(95,407,000)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	27,595,000	11,286,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	27,240,000	10,931,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,378,000	$98,329,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenues:
Product sales, net	$83,524,000	$69,104,000
Other revenues	5,071,000	3,372,000
Total revenues	88,595,000	72,476,000
Cost of sales	(25,383,000)	(18,214,000)
Gross profit	63,212,000	54,262,000
Operating expenses:
Selling, general and administrative	58,243,000	41,315,000
Research and development	3,050,000	11,084,000
Impairment of long-lived assets	-	249,000
Total operating expenses	61,293,000	52,648,000
Income from operations	1,919,000	1,614,000
Other income (expense):
Interest expense, net	(7,244,000)	(5,436,000)
Equity in losses of unconsolidated entities	(11,133,000)	(5,334,000)
Investment loss from Eton Pharmaceuticals	(2,914,000)	(10,126,000)
Loss on early extinguishment of debt	-	(756,000)
Gain on forgiveness of PPP loan	-	1,967,000
Gain on sale of non-ophthalmology assets	5,259,000	-
Other income, net	102,000	197,000
Total other expense, net	(15,930,000)	(19,488,000)
Loss before income tax provision	(14,011,000)	(17,874,000)
Income tax provision	(75,000)	(133,000)
Net loss	(14,086,000)	(18,007,000)
Preferred dividends and accretion of preferred stock issuance costs	-	(472,000)
Net loss attributable to common stockholders	$(14,086,000)	$(18,479,000)
Basic and diluted net loss per share of common stock	$(0.51)	$(0.69)
Weighted average number of shares of common stock outstanding, basic and diluted	27,460,968	26,757,451

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional		Harrow Health, Inc.	Total Noncontrolling	Total
		Par		Par	Paid-in	Accumulated	Stockholders’	Interests	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2020	-	$-	25,749,875	$26,000	$104,557,000	$(77,400,000)	$27,183,000	$(355,000)	$26,828,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	-	-	25,480	-	65,000	-	65,000	-	65,000
Exercise of warrants	-	-	311,369	-	-	-	-	-	-
Vesting of RSUs	-	-	1,207,500	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(391,461)	-	(3,228,000)	-	(3,228,000)	-	(3,228,000)
Issuance of preferred shares, net of discounts and issuance costs	440,000	-	-	-	10,655,000	-	10,655,000	-	10,655,000
Redemption of preferred shares	(440,000)	-	-	-	(11,000,000)	-	(11,000,000)	-	(11,000,000)
Payment of preferred dividends	-	-	-	-	(127,000)	-	(127,000)	-	(127,000)
Stock-based compensation expense	-	-	-	-	5,745,000	-	5,745,000	-	5,745,000
Net loss	-	-	-	-	-	(18,007,000)	(18,007,000)	-	(18,007,000)
Balance at December 31, 2021	-	$-	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	-	-	19,679	-	55,000	-	55,000	-	55,000
Exercise of employee stock-based options	-	-	221,086	1,000	586,000	-	587,000	-	587,000
Exercise of warrants	-	-	306,347	-	-	-	-	-	-
Vesting of RSUs	-	-	185,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	-	-	(109,771)	(1,000)	(875,000)	-	(876,000)	-	(876,000)
Issuance of common shares from public offering, net of offering costs	-	-	2,376,426	2,000	22,653,000	-	22,655,000	-	22,655,000
Stock-based compensation expense	-	-	-	-	7,974,000	-	7,974,000	-	7,974,000
Net loss	-	-	-	-	-	(14,086,000)	(14,086,000)	-	(14,086,000)
Balance at December 31, 2022	-	$-	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,086,000)	$(18,007,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,477,000	1,717,000
Amortization of intangible assets	1,578,000	161,000
Amortization of operating lease right-of-use assets	610,000	518,000
Provision for bad debt expense	81,000	35,000
Amortization of debt issuance costs and discount	782,000	677,000
Gain on forgiveness of PPP loan	-	(1,967,000)
Investment loss from Eton Pharmaceuticals	2,914,000	10,126,000
Equity in losses of unconsolidated entities	11,133,000	5,334,000
Loss on disposal of equipment	69,000	41,000
Loss on early extinguishment of loan	-	706,000
Impairment of long-lived assets	-	249,000
Stock-based compensation	7,974,000	5,745,000
Gain on sale of non-ophthalmology assets	(5,259,000)	-
Changes in assets and liabilities:
Accounts receivable	(1,860,000)	(1,831,000)
Inventories	(2,324,000)	(255,000)
Prepaid expenses and other current assets	(4,256,000)	(621,000)
Accounts payable and accrued expenses	1,839,000	1,730,000
Accrued payroll and related liabilities	936,000	774,000
Deferred revenue and customer deposits	97,000	(50,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,705,000	5,082,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of investments	-	9,826,000
Issuance of note receivable, Melt Pharmaceuticals	-	(12,592,000)
Proceeds from sale of non-ophthalmology assets	6,000,000	-
Proceeds from sale of property, plant and equipment	30,000	-
Investment in patent and trademark assets	(176,000)	(84,000)
Purchase of licenses, product NDAs and patents	(5,000,000)	(14,050,000)
Purchases of property, plant and equipment	(2,597,000)	(1,786,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,743,000)	(18,686,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	(18,000)	(7,000)
Proceeds from 8.625% notes payable, net of costs	-	71,073,000
Proceeds from 11.875% notes payable, net of costs	31,738,000	-
Principal and exit fee payments on SWK loan	-	(15,961,000)
Proceeds from common stock, net of offering costs	22,655,000	-
Payment of taxes upon vesting of RSUs	(876,000)	(3,228,000)
Proceeds from exercise of stock options	642,000	65,000
Sale of preferred stock, net of discount and issuance costs	-	10,655,000
Repayment of preferred stock	-	(11,000,000)
Payment of preferred stock dividends	-	(127,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,141,000	51,470,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	54,103,000	37,866,000
CASH AND CASH EQUIVALENTS, beginning of year	42,167,000	4,301,000
CASH AND CASH EQUIVALENTS, end of year	$96,270,000	$42,167,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$75,000	$11,000
Cash paid for interest	$6,480,000	$4,823,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$123,000	$123,000
Purchase of intangible asset included in accounts payable and accrued expenses	$5,000,000	$-
Right-of-use assets obtained in exchange for new operating lease obligations	$2,188,000	$-
Net reduction in right-of-use assets and lease obligations due to modification	$-	$346,000
Melt accounts receivable transferred to note receivable	$-	$908,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for doubtful accounts, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, renewal periods and discount rates for leases, realizability of inventories, recoverability of investments, realizability of deferred taxes, goodwill and intangible assets, recoverability of long-lived assets and goodwill, fair value of loans payable, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

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

Noncontrolling Interests

The Company recognizes any noncontrolling interest as a separate line item in equity in the consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly-owned subsidiary not attributable to the Company. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors that are considered as well, such as decision-making rights. When applicable, and in prior periods, the Company includes the amount of net loss attributable to noncontrolling interests in consolidated net loss on the face of the consolidated statements of operations.

The Company provides in the consolidated statements of stockholders’ equity a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the parent, and equity attributable to the noncontrolling interests that separately discloses:

1.	net income or loss;

2.	transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and

3.	each component of other income or loss

The noncontrolling interests in the consolidated balance sheets as of December 31, 2022 and 2021, relate to consolidated subsidiaries that the Company owns a controlling stake in, but not 100% of the equity interests, and that no longer have active operations, assets and related financial activity.

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

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, depreciation and amortization of certain intangible assets and the write-off of obsolete inventory.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of loans payable in the consolidated balance sheets. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the related debt and is recorded in interest expense in the accompanying consolidated statements of operations. At December 31, 2022, the Company recorded deferred financing costs of $1,950,000 related to the B. Riley Loan and Security Agreement, which will be recorded as a debt issuance cost and net of the related BR Loan in January 2023 (see Notes 13 and 20).

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2022 and 2021, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2022 and 2021, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2022 and 2021. The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee, and Wisconsin. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. In various accounts the Company has cash deposits in excess of FDIC limits.

Investment in Eton Pharmaceuticals, Inc. – Related Party

The Company’s investment in Eton Pharmaceuticals, Inc. (“Eton”) consists of common stock with a readily determinable fair value which is carried at fair value with changes in fair value recognized in earnings. In accordance with the Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment loss from its Eton common stock position of $(2,914,000) and $(8,720,000), during the years ended December 31, 2022 and 2021, respectively, related to the change in fair market value of its investment in Eton during the measurement period.

During the year ended December 31, 2021, the Company sold 1,518,000 shares of its Eton common stock through an underwritten public offering at a public offering price of $7.00 per share (the “Eton Stock Sale”). The gross proceeds to the Company from the Eton Stock Sale were $10,626,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company of $799,000. During the year ended December 31, 2021, the Company recorded a realized loss of $1,406,000 related to the Eton Stock Sale. Following the Eton Stock Sale and as of December 31, 2022, the Company owns 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At December 31, 2022, the fair market value of Eton’s common stock was $2.82 per share. As of December 31, 2022 and 2021, the fair market value of the Company’s investment in Eton was $5,589,000 and $8,503,000, respectively.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Charges to bad debt are based on both historical write-offs and specifically identified receivables. Accounts receivable are presented net of allowances for doubtful accounts and contractual adjustments in the amount of $779,000 and $40,000 as of December 31, 2022 and 2021, respectively.

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

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock of Melt (representing approximately 46% of the equity interests as of December 31, 2022). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of December 31, 2022 and 2021, and at the time of entering into the Melt Loan Agreement (see Note 5), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of December 31, 2022:

	Cost Basis	Share of Equity Method Losses	Paid-in-Kind Interest	In-substance Capital Contributions	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$-	$-
Loan	13,500,000	(13,500,000)	2,484,000	(2,484,000)	-
	$19,310,000	$(19,310,000)	$2,484,000	$(2,484,000)	$-

The following table summarizes the Company’s investments in Melt as of December 31, 2021:

	Cost Basis	Share of Equity Method Losses	Paid-in-Kind Interest	In-substance Capital Contributions	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$-	$-
Loan	13,500,000	(2,367,000)	576,000	(576,000)	11,133,000
	$19,310,000	$(8,177,000)	$576,000	$(576,000)	$11,133,000

At December 31, 2022 and 2021, the Company recorded $139,000 and $48,000, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement between the Company and Melt (the “Melt MSA”), which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

See Note 5 for more information and related party disclosure regarding Melt.

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

The following table summarizes the Company’s investment in Surface as of December 31, 2022 and 2021:

	Cost Basis	Share of Equity Method Losses	Net Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 6 for more information and related party disclosure regarding Surface.

Impairment of Equity Method Investment and Note Receivable

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments and note receivable may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments and note receivable. At December 31, 2022 and December 31, 2021, no indicators of impairment existed.

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

Capitalized Software Costs

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Acquired product rights, including new drug applications (“NDAs”), are amortized over their estimated useful lives, generally 10 years, based on a straight-line method. Trademarks are an indefinite-lived intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

Leases

At the inception of a contract the Company determines if the arrangement is, or contains, a lease. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months of less) and (ii) combines lease and non-lease elements of its operating leases. As of December 31, 2022, the Company did not have any finance leases.

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

At December 31, 2022 and 2021, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of December 31, 2022 and 2021, the fair market value of the Company’s investment in Eton was $5,589,000 and $8,503,000, respectively.

The Company carries the 2026 Notes at face value, including the unamortized premium, less unamortized debt issuance costs, and the 2027 Notes are carried at face value less unamortized debt issuance costs on the consolidated balance sheets and presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities.

The following table presents the estimated fair values and the carrying values:

	December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$72,436,000	$71,550,000	$71,654,000	$78,810,000
2027 Notes	$31,738,000	$35,112,000	$-	$-

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits and operating and finance lease liabilities. The carrying amount of these financial instruments, except for operating and finance lease liabilities, approximates fair value due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying values of the operating and finance lease liabilities approximate their respective fair values.

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

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested restricted stock units (“RSUs”) and warrants were 5,089,420 and 5,646,594 at December 31, 2022 and 2021, respectively, and are excluded in the calculation of diluted net income per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2022 and 2021 was 319,859 and 267,761, respectively.

The following table shows the computation of basic net loss per share of common stock for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021

Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(14,086,000)	$(18,479,000)
Denominator – weighted average number of shares outstanding, basic	27,460,968	26,757,451
Net loss per share, basic and diluted	$(0.51)	$(0.69)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. The Company plans to adopt ASU 2016-13 on January 1, 2023 and has evaluated the effect that this guidance will have on its consolidated financial statements. Based on the composition of the Company’s accounts receivable and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities, such as the Company, that have not yet adopted the CECL accounting model in ASU 2016-13, the effective date for the amendments in ASU 2022-02 is the same as the effective date in ASU 2016-13 (i.e., fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The Company plans to adopt ASU 2022-02 on January 1, 2023. The Company has evaluated the effect of this guidance and does not expect it to have a material impact on its consolidated financial statements.

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

Revenues From Transfer of Acquired Product Profit

The Company entered into an agreement whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, six month transition period, the Seller continued to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales was calculated by the Seller and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Seller invoiced the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company used historical actual experience to estimate Chargebacks associated with the net profit transferred. The estimate is recorded as a reduction in revenues in the Company’s consolidated statements of operations and accounts receivable in the consolidated balance sheets at the time the revenue is recognized.

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

Revenue disaggregated by revenue source for the years ended December 31, 2022 and 2021, consists of the following:

	For the Years Ended December 31,
	2022	2021
Product sales, net	$83,524,000	$69,104,000
Commissions	3,866,000	3,253,000
Transfer of profit	1,205,000	99,000
License	-	20,000
Total revenues	$88,595,000	$72,476,000

Deferred revenue and customer deposits at December 31, 2022 and 2021, were $113,000 and $16,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2021 were recognized as revenue during the year ended December 31, 2022.

NOTE 4. RECENT PRODUCT ACQUISITIONS, LICENSES AND DIVESTITURES

Acquisition of ILEVRO, NEVANAC, VIGAMOX, MAXIDEX, and TRIESENCE

In December 2022, the Company entered into an Asset Purchase Agreement (the “Fab 5 APA”) with Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”), pursuant to which the Company agreed to purchase from Novartis the exclusive commercial rights to assets associated with the following ophthalmic products (collectively the “Fab 5 Products”) in the U.S. (the “Fab 5 Acquisition”): ILEVRO, NEVANAC, VIGAMOX, MAXIDEX, and TRIESENCE. Subsequent to December 31, 2022, the Company closed the Fab 5 Acquisition in January 2023 (see Note 20).

Under the terms of the Fab 5 APA, the Company made a one-time payment of $130,000,000 at closing in January 2023, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Fab 5 APA and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that the Company expects to last approximately six months, and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to the Company, Novartis will continue to sell the Fab 5 Products on the Company’s behalf and transfer the net profit from the sale of the Fab 5 Products to the Company. Novartis has agreed to supply certain Fab 5 Products to the Company for a period of time after the NDAs are transferred and to assist with technology transfer of the Fab 5 Products manufacturing to other third-party manufacturers, if needed.

Divestiture of Non-Ophthalmic Assets

In October 2022, wholly-owned subsidiaries of the Company (“Imprimis”) entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). Under the terms of the RPC Agreement, Imprimis agreed to sell substantially all of its assets associated with its non-ophthalmology related compounding product line, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to six of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. Under the terms of the RPC Agreement, the Buyer paid Imprimis an aggregate cash amount of $6,000,000 in October 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to Imprimis based on mutually agreed upon revenue milestones during the calendar year 2023 (the “Contingent Amount”). During the year ended December 31, 2022, no amount related to the Contingent Amount was recognized by the Company. The Company will recognize a gain related to the Contingent Amount if/when the contingency (in this case, revenue thresholds for 2023) become likely and reasonably estimated.

In connection with the RPC Agreement, Imprimis entered into a separate transition services agreement with the Buyer related to providing on going services associated with the RPC Assets, such as procuring and dispensing prescription orders, providing accounting and billing services and collecting accounts receivable. The Company expects Imprimis to provide transition services to the Buyer for up to six to nine months following the effective date of the RPC Agreement. The Company collected and will continue to collect cash on behalf of the Buyer for revenue generated by sales of RPC Assets from October 2022 through the transition period and the Company is obligated to transfer cash generated by such sales to the Buyer. The Company’s consolidated balance sheet as of December 31, 2022 reflected $579,000 of cash collected on behalf of the Buyer and a receivable within accounts receivable of $128,000 for cash to be collected on behalf of the Buyer for sales of RPC Assets sold through December 31, 2022.

The amount due from the Buyer for reimbursement of services performed under the transition services agreement was $254,000 as of December 31, 2022. Such amount was netted against the amounts collected on behalf of the Buyer and was unpaid within accrued expenses on the consolidated balance sheet as of December 31, 2022. The combined total of $453,000 was recorded within accrued expenses on the consolidated balance sheet as of December 31, 2022 and represents a payable to the Buyer. The Company recorded income from the transition services agreement of $102,000 which is presented in other income on the consolidated statement of operations for the year ended December 31, 2022.

The Company determined that the disposal of the related net assets does not qualify for reporting as discontinued operations because it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2022, the Company recognized a net gain on the sale of the non-ophthalmology related compounding assets as follows:

Gross consideration	$6,000,000
Closing and transaction costs	55,000
Net proceeds	5,945,000
Book value of assets transferred:
Customer relations intangible asset	686,000
Gain on sale of non-ophthalmology assets	$5,259,000

Acquisition of IOPIDINE, MAXITROL and MOXEZA

In December 2021, the Company entered into an Asset Purchase Agreement (the “NVS Agreement”) with Novartis Technology, LLC and Novartis Ophthalmics AG (together, “NVS”), pursuant to which the Company purchased from NVS the exclusive commercial rights, including the NDAs, to assets associated with ophthalmic products Moxeza, Iopidine 1% and 0.5%, and Maxitrol eyedrops suspension (collectively the “NVS Products”) in the United States of America (“U.S.”). The Company made a one-time payment of $14,050,000 to NVS for the U.S. rights to the NVS Products and their related intellectual property. Pursuant to the NVS Agreement and various ancillary agreements, immediately following the Closing Date and subject to certain conditions, for a period of up to six months, and prior to the transfer of the NVS Products NDAs (the “NVS NDAs”) to the Company, NVS sold the NVS Products on the Company’s behalf and transferred the net profit from the sale of the NVS Products to the Company. NVS has agreed to supply certain NVS Products to the Company for a period of time after the NVS NDAs are transferred to the Company and to assist with technology transfer of the NVS Products manufacturing to other third-party manufacturers, if needed.

The Company accounted for this transaction as an asset acquisition, as the Company only acquired the rights and related intellectual property for the NVS Products and the cost was allocated to the acquired patents and NDAs based on their relative fair values.

License and Supply Agreement for IHEEZO

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“IHEEZO”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company agreed to pay Sintetica a per unit transfer price to supply IHEEZO, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica is responsible for regulatory filings for IHEEZO in the U.S. The Upfront Payment along with an additional milestone payment of $3,117,000 was paid and recorded as R&D expenses during the year ended December 31, 2021. During the year ended December 31, 2022, $10,000,000 was paid or accrued under the Sintetica Agreement following the FDA approval of the United States NDA for IHEEZO, and was capitalized as an intangible asset.

Subject to certain limitations, the Sintetica Agreement has a ten-year term, and allows for a ten-year extension if certain sales thresholds are met.

License and Purchase of MAQ-100

In August 2021, the Company entered into a License Agreement and a Basic Sale and Purchase Agreement (together, the “Wakamoto Agreements”) with Wakamoto Pharmaceutical Co., Ltd. (“Wakamoto”), pursuant to which Wakamoto granted the Company the exclusive license and marketing rights to its ophthalmic drug candidate (“MAQ-100”) in the U.S. and Canada.

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through December 31, 2022, no amounts have been paid or accrued under the Wakamoto agreement.

Subject to certain limitations, the term of the Wakamoto Agreements is for five years from the date of the FDA’s market approval of MAQ-100 and allows for a five-year extension if certain unit sales thresholds are met.

NOTE 5. INVESTMENT IN MELT PHARMACEUTICALS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

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

In February 2019, the Company and Melt entered into a Management Service Agreement between the Company and Melt (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10,000. During the year ended December 31, 2022, the Company recorded $91,000 due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company was due $139,000 and $48,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the year ended December 31, 2022.

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation during the year ended December 31, 2021. Following Mr. Baum’s departure, the Company did not have any representation on Melt’s board of directors until January 2023, when Mr. Baum re-joined the Melt board of directors. At the time Mr. Baum re-joined, the Melt board of directors consists of five total board members, including Mr. Baum, who is the only representative of the Company on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Years Ended December 31,
	2022	2021
Revenues, net	$-	$-
Loss from operations	$12,443,000	$6,069,000
Net loss	$(14,446,000)	$(6,655,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	December 31,
	2022	2021
Current assets	$655,000	$11,278,000
Non-current assets	107,000	-
Total assets	$762,000	$11,278,000

Total liabilities	$19,056,000	$15,732,000
Total preferred stock and stockholders’ deficit	(18,294,000)	(4,454,000)
Total liabilities and stockholders’ equity	$762,000	$11,278,000

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

The net funds received by Melt excluded $908,000 owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable. As of December 31, 2022 and 2021, aggregate principal and accrued interest payable to the Company pursuant to the Melt Loan Agreement amounted to $15,984,000 and $14,076,000, respectively. In accordance with ASC 328, Investments – Equity Method and Joint Ventures, the carrying amount of the notes receivable has been reduced by the Company’s allocated share of Melt’s losses based on its ownership of total debt owed by Melt (see Note 2).

NOTE 6. INVESTMENT IN SURFACE OPHTHALMICS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

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

As of December 31, 2022, the Company owned 3,500,000 shares of Surface common stock. Company directors Richard L. Lindstrom, Perry J. Sternberg and Mark L. Baum, who is also the Company’s Chief Executive Officer, are directors of Surface. Dr. Lindstrom is a principal of Flying L Partners, an affiliate of an investor who purchased Surface Series A Preferred Stock.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Years Ended December 31,
	2022	2021
Revenues, net	$-	$-
Loss from operations	$(6,719,000)	$10,468,000
Net loss	$(6,579,000)	$(10,143,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	December 31,
	2022	2021
Current assets	$15,350,000	$21,731,000
Non-current assets	652,000	412,000
Total assets	$16,002,000	$22,143,000

Total liabilities	$1,586,000	$1,514,000
Total stockholders’ equity	14,416,000	20,629,000
Total liabilities and stockholders’ equity	$16,002,000	$22,143,000

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, commercial pharmaceutical products, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Raw materials	$3,707,000	$2,441,000
Work in progress	38,000	-
Finished goods	2,796,000	1,776,000
Total inventories	$6,541,000	$4,217,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid insurance	$858,000	$728,000
Prepaid computer software related expenses	1,165,000	248,000
Other prepaid expenses	1,331,000	189,000
Receivable due from Melt	139,000	48,000
Deposits and other current assets	118,000	92,000
Total prepaid expenses and other current assets	$3,611,000	$1,305,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Property, plant and equipment, net:
Computer hardware	$979,000	$772,000
Furniture and equipment	860,000	443,000
Lab and pharmacy equipment	4,259,000	4,056,000
Leasehold improvements	6,449,000	5,703,000
	12,547,000	10,974,000
Accumulated depreciation and amortization	(9,061,000)	(7,833,000)
	$3,486,000	$3,141,000

During the years ended December 31, 2022 and 2021, the Company disposed of property, plant and equipment with a net book value of $99,000 and $41,000, respectively, and during the year ended December 31, 2021 the Company recorded an impairment charge of $150,000 related to the discontinued use of certain lab equipment, which is included in other expense, net in the consolidated statements of operations. The Company recorded depreciation and amortization expense of $1,253,000 and $1,580,000 during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, the Company purchased lab and pharmacy equipment at a cost of $753,000 from Eton.

NOTE 10. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Capitalized software costs
Capitalized internal-use software development costs	$1,413,000	$942,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	1,572,000	1,101,000
Accumulated amortization	(793,000)	(569,000)
Capitalized internal-use software in process	1,333,000	781,000
	$2,112,000	$1,313,000

The Company recorded amortization expense of $224,000 and $137,000 during the years ended December 31, 2022 and 2021, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2022 consisted of the following:

	Amortization				Net
	periods		Accumulated		Carrying
	(in years)	Cost	amortization	Sold	value
Patents	7-19 years	$980,000	$(161,000)	$-	$819,000
Licenses	20 years	100,000	(23,000)	-	77,000
Trademarks	Indefinite	267,000	-	-	267,000
Acquired NDAs	10 years	23,720,000	(1,363,000)	-	22,357,000
Customer relationships	3-15 years	1,519,000	(759,000)	(626,000)	134,000
Trade name	5 years	75,000	(5,000)	-	70,000
Non-competition clause	3-4 years	50,000	(50,000)	-	-
State pharmacy licenses	25 years	8,000	(7,000)	-	1,000
		$26,719,000	$(2,368,000)	$(626,000)	$23,725,000

During the year ended December 31, 2022, the Company recorded a net reduction to customer relationships intangible assets of $626,000 related to customer relationships that were associated with the non-ophthalmology assets sold by the Company. The amount was reflected net of the gross proceeds received related to the sale of the Company’s non-ophthalmology assets (see Note 4).

The Company’s intangible assets at December 31, 2021 consisted of the following:

	Amortization				Net
	periods		Accumulated		Carrying
	(in years)	Cost	amortization	Impairment	value
Patents	7-19 years	$966,000	$(75,000)	$-	$891,000
Licenses	20 years	100,000	(7,000)	-	93,000
Trademarks	Indefinite	359,000	-	(99,000)	260,000
Acquired NDAs	10 years	13,635,000	-	-	13,635,000
Customer relationships	3-15 years	1,519,000	(586,000)	-	933,000
Trade name	5 years	5,000	(5,000)	-	-
Non-competition clause	3-4 years	50,000	(50,000)	-	-
State pharmacy licenses	25 years	8,000	(7,000)	-	1,000
		$16,642,000	$(730,000)	$(99,000)	$15,813,000

During the year ended December 31, 2021, the Company recorded impairment charges of $99,000 related to patent filings and trademarks that were abandoned and/or were associated with products the Company was no longer actively selling.

 See Note 4 related to intangible assets acquired and divested during the years ended December 31, 2022 and 2021.

Amortization expense for intangible assets for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2022	2021
Patents	$86,000	$26,000
Licenses	16,000	2,000
Acquired NDAs	1,363,000	-
Customer relationships	113,000	133,000
	$1,578,000	$161,000

Estimated future amortization expense for the Company’s intangible assets at December 31, 2022 is as follows:

Years ending December 31,
2023	2,521,000
2024	2,521,000
2025	2,521,000
2026	2,521,000
2027	2,521,000
Thereafter	10,853,000
$23,458,000

There were no changes in the carrying value of the Company’s goodwill during the years ended December 31, 2022 and 2021.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Accounts payable	$6,440,000	$5,174,000
Accrued insurance premium	575,000	-
Accrued IHEEZO milestone payments (see Note 4)	5,000,000	-
Accrued RPC transition payments (see Note 4)	453,000	-
Accrued litigation settlements	49,000	49,000
Accrued interest (see Note 13)	1,254,000	1,114,000
Total accounts payable and accrued expenses	$13,771,000	$6,337,000

NOTE 13. DEBT

See Note 20 related to debt transactions that occurred subsequent to December 31, 2022.

11.875% Senior Notes Due 2027

In December 2022, the Company closed an offering of $35,000,000 aggregate principal amount of 11.875% senior notes due in December 2027 (the “2027 Notes”). The 2027 Notes were sold to investors at a par value of $25.00 per 2027 Note, and the offering resulted in net proceeds to the Company of approximately $31,738,000 after deducting underwriting discounts and commissions and expenses of $3,626,000.

The 2027 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 2027 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2027 Notes bear interest at the rate of 11.875% per annum. Interest on the 2027 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on January 31, 2023. The 2027 Notes will mature on December 31, 2027.

At any time prior to December 31, 2024, the Company may, at its option, redeem the 2027 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus a make-whole amount, if any, plus accrued and unpaid interest to, but excluding, the date of redemption. The Company may redeem the 2027 Notes for cash in whole or in part at any time at its option (i) on or after December 31, 2024 and prior to December 31, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after December 31, 2025 and prior to December 31, 2026, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after December 31, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company is required to redeem the 2027 Notes, for cash, in whole but not in part, at the price of $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, upon occurrence of certain events including (i) a failure by the Company to complete the Fab 5 Acquisition), subject to certain exceptions, within 180 calendar days after December 20, 2022, or (ii) the occurrence of a Material Change, as defined in the Second Supplemental Indenture.

8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000,000 aggregate principal amount of 8.625% senior notes due in April 2026, and in May 2021 issued an additional $5,000,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per April Note and the offering resulted in net proceeds to the Company of approximately $51,909,000 after deducting underwriting discounts and commissions and expenses of $3,091,000. In June 2021, in a further issuance of the April Notes, the Company sold an additional $20,000,000 aggregate principal amount of such notes (the “June Notes,” and together with the April Notes, the “ 2026 Notes”), at a price of $25.75 per June Note, with interest of $278,000 on the June Notes being accrued from April 20, 2021 as of the date of issuance. The June offering resulted in net proceeds to the Company of approximately $19,164,000 after deducting underwriting discounts and commissions and expenses of $1,158,000 and a premium on note issuance of $322,000. The June Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The 2026 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The 2026 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2026 Notes bear interest at a rate of 8.625% per annum. Interest on the 2026 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The 2026 Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the 2026 Notes using the effective interest rate method.

Prior to February 1, 2026, the Company may, at its option, redeem the 2026 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus a make-whole amount, if any, plus accrued and unpaid interest to, but excluding, the date of redemption. The Company may redeem the 2026 Notes for cash in whole or in part at any time at our option on or after February 1, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed 2026 Notes.

Interest expense related to the 2026 Notes and 2027 Notes totaled $7,378,000 and $5,132,000 for the years ended December 31, 2022 and 2021, respectively, and included amortization of debt issuance costs and discount of $782,000, and $581,000 for the years ended December 31, 2022 and 2021, respectively.

B. Riley Loan and Security Agreement

On December 14, 2022 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as Administrative Agent for the Lenders. The BR Loan provided for a loan facility of up to $100,000,000 to the Company with a maturity date of December 14, 2025 (the “Maturity Date”), at an interest rate of 10.875% per annum.

The BR Loan is secured by an intellectual property security agreement entered into in connection with the BR Loan, and by all assets of the Company and its material subsidiaries. The outstanding balance of the BR Loan is due in full on the Maturity Date. The BR Loan provides for voluntary prepayment subject to a prepayment fee of $0 if no Loan had been funded or the prepayment or repayment occurs (other than as a result of acceleration of the BR Loan) on or prior to the date that is 90 days following the Effective Date and up to 3.00% of the amount of the Loan based on other payment dates.

The BR Loan also provides for mandatory and customary prepayments, along with customary representations and warranties, covenants and events of default. The covenants set forth in the BR Loan included certain affirmative and negative operational and financial covenants, including, among other things, restrictions on the Company’s ability to incur certain liens, make fundamental changes to its business or engage in transactions with affiliates.

No amounts were outstanding under the BR Loan as of December 31, 2022. In January 2023, $59,750,000 of principal amount was funded pursuant to the BR Loan simultaneously with the consummation of the Fab 5 Acquisition (see Note 20).

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

A summary of the material changes contained in the amendment entered into with SWK in April 2020 was as follows:

●	SWK agreed to make available to the Company, and the Company drew down on, an additional principal amount of $1,000,000;

●	The definition of the first amortization date was changed to August 14, 2020, permitting the Company to pay interest only on the principal amount loaned for the next payment (payments are due on a quarterly basis) following the SWK Second Amendment; and

●	The interest payment of $358,000 due May 14, 2020 was paid in-kind by increasing the principal amount of the term loans by an amount equal to the interest accrued as of such date.

Interest expense related to the SWK Loan Agreement, as amended, amounted to $647,000 for the year ended December 31, 2021, and included amortization of debt issuance costs and discounts of $96,000 for the year ended December 31, 2021.

In April 2021, the Company paid $15,540,000 related to all outstanding obligations to SWK under the SWK Loan, including outstanding principal, accrued interest, accrued exit fee and related expenses and recorded a loss from early extinguishment of $756,000 related to the SWK Loan during the year ended December 31, 2021.

Paycheck Protection Program Loan – Forgiven in March 2021

In April 2020, the Company entered into an unsecured promissory note and related Business Loan Agreement with Renasant Bank, as lender, for a loan (the “PPP Loan”) in the principal amount of $1,967,000 and received cash proceeds of the same amount, pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP is administered by the U.S. Small Business Administration (the “SBA”). On March 30, 2021, the Company received a notice of forgiveness of the full balance of the PPP Loan, including all accrued interest, in accordance with the terms and conditions of the CARES Act. Related to the forgiveness, the Company recorded a gain on the forgiveness of the PPP Loan for the loan balance of $1,967,000 in the accompanying consolidated statement of operations for the year ended December 31, 2021.

At December 31, 2022, future minimum payments under the Company’s debt were as follows (excluding debt transactions that occurred subsequent to December 31, 2022):

Amount
2023	$10,053,000
2024	10,625,000
2025	10,625,000
2026	81,314,000
2027	39,156,000
Total minimum payments	151,773,000
Less: amount representing interest payments	(41,773,000)
Notes payable, gross	110,000,000
Less: unamortized discount, net of premium	(5,826,000)
Notes payable, net of unamortized discount	$104,174,000

NOTE 14. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 that expires in March 2025, with an option to extend the term through March 2028.
●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This lease was amended, effective July 2020, to extend the term of the original lease and add 1,400 of additional square footage to the lease, and amended again in May 2021 to extend the term of the lease to July 2027 and add 8,900 square feet of space.
●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024, with an option to extend the term for two additional five-year periods.
●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in June 2022 and expires in June 2027.

At December 31, 2022 and 2021, the weighted-average discount rate and the weighted-average remaining lease term for the operating leases held by the Company were 6.6% and 6.3% and 10.9 and 14.6 years, respectively.

During the years ended December 31, 2022 and 2021, cash paid for amounts included for the operating lease liabilities was $925,000 and $1,000,000, respectively, and the Company recorded operating lease expense of $1,117,000 and $912,000, respectively, included in selling, general and administrative expenses.

Future lease payments under operating leases as of December 31, 2022 were as follows:

Operating Leases
2023	$1,231,000
2024	1,262,000
2025	1,093,000
2026	1,114,000
2027	972,000
Thereafter	5,829,000
Total minimum lease payments	11,501,000
Less: amount representing interest payments	(3,446,000)
Total operating lease liabilities	8,055,000
Less: current portion, operating lease liabilities	(723,000)
Operating lease liabilities, net of current portion	$7,332,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At December 31, 2022 and 2021, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Series B Cumulative Preferred Stock – Redeemed in June 2021

In May 2021, the Company sold 440,000 shares of the Company’s Series B Cumulative Preferred Stock, par value $0.001 per share and liquidation preference of $25.00 per share (the “Series B Preferred Stock”), for net proceeds of approximately $10,655,000. The Series B Preferred Stock was not convertible into our common stock, had no voting rights, except as required by Delaware law, and was redeemable by the Company at any time. Holders of Series B Preferred Stock were entitled to cumulative cash dividends at the rate of 9.50% of the $25.00 liquidation preference per year; provided, however, that for each thirty (30) day period following May 5, 2021, the dividend rate increased at various rates, except as otherwise limited by applicable law. Dividends were payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about July 15, 2021.

In June 2021, the Company redeemed all of the outstanding shares of the Series B Preferred Stock. The redemption price for the 440,000 shares of Series B Preferred Stock outstanding was equal to $25.00 per share, plus accrued and unpaid dividends, which in aggregate totaled $11,127,000. During the year ended December 31, 2021, the Company recorded preferred stock cash dividends and deemed dividends equal to $472,000.

Common Stock

At each of December 31, 2022 and 2021, the Company had 50,000,000 shares of common stock, $0.001 par value, authorized.

Issuances During the Year Ended December 31, 2022

During the year ended December 31, 2022:

●	the Company issued 53,594 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 125,000 shares at an exercise price of $2.40 per share. The Company withheld from Mr. Baum 36,014 shares as consideration for the cashless exercise and an additional 35,392 shares for payroll tax obligations totaling $295,000;

●	the Company issued 306,347 shares of its common stock upon the cashless exercise of warrants to purchase 373,847 shares of common stock with an exercise price of $2.08 per share;

●	the Company issued 4,054 shares of common stock to a consultant upon the cashless exercise of options to purchase 15,995 shares at an exercise price of $7.07 per share. The Company withheld 11,941 shares as consideration for the cashless exercise;

●	the Company issued 15,625 shares of common stock to a consultant and received net proceeds of $55,000 upon the exercise of options to purchase 15,625 shares of common stock at an exercise price of $3.50 per share;

●	the Company issued 132,100 shares of common stock and received net proceeds of $587,000 upon the exercise of options to purchase 132,100 shares of common stock with exercise prices between $1.70 to $8.40 per share;

●	185,000 RSUs granted at various dates to employees of the Company vested, and the Company issued 110,621 shares of common stock to the employees, net of 74,379 shares of common stock withheld for payroll tax withholdings totaling $581,000; and

●	35,693 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Issuances During the Year Ended December 31, 2021

During the year ended December 31, 2021:

●	the Company issued 311,369 shares of its common stock upon the cashless exercise of warrants to purchase 406,539 shares of common stock with exercise prices between $1.79 and $3.75 per share;

●	the Company issued 25,480 shares of its common stock and received net proceeds of $65,000 upon the exercise of options to purchase 25,480 shares of common stock with exercise prices between $1.70 and $4.29 per share;

●	the Company issued 715,871 shares of its common stock to Mark L. Baum, its Chief Executive Officer, upon the vesting of 1,050,000 performance-based restricted stock units. The Company withheld 334,129 shares of common stock to Mr. Baum valued at $2,760,000 for payroll tax purposes;

●	the Company issued 100,168 shares of common stock to Andrew R. Boll, its Chief Financial Officer, upon the vesting of 157,500 performance-based restricted stock units. The Company withheld 57,332 shares of common stock to Mr. Boll valued at $468,000 for payroll tax purposes; and

●	67,297 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2021, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,057,155 shares available for future issuances under the 2017 Plan at December 31, 2022.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2022 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2022	3,039,546	$5.52
Options granted	351,250	$7.71
Options exercised	(288,720)	$3.65
Options cancelled/forfeited	(74,375)	$7.46
Options outstanding – December 31, 2022	3,027,701	$5.90	4.48	$26,822,000
Options exercisable	2,457,769	$5.51	3.97	$22,731,000
Options vested and expected to vest	3,026,942	$5.90	4.48	$26,817,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2022, based on the closing price of the Company’s common stock of $14.76 on that date.

The intrinsic value of the options exercised in 2022 was $2,008,000.

During the year ended December 31, 2022, the Company granted stock options to certain employees and a consultant. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees and consultants during the year ended December 31, 2022 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

On July 31, 2015, the Company granted to its Chief Executive Officer, Mark Baum, an option (the “Baum Performance Option”) to purchase 600,000 shares of the Company’s common stock at an exercise price of $7.87 per share under the 2007 Plan subject to the satisfaction of certain market-based vesting criteria. The market-based vesting criteria are separated into five tranches and require that the Company achieve and maintain certain average stock price targets ranging from $9 per share to $15 per share during the five year period following the grant date. On June 4, 2020, the Company amended the Baum Performance Option, to extend the vesting and contractual term by 5 years. The Company treated this amendment as a modification to the Baum Performance Option for accounting purposes. The fair value of the modification was $1,876,000 using a Monte Carlo simulation model with a five-year life, 70% volatility and a risk-free interest rate of 0.40%.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2022	2021
Weighted-average fair value of options granted	$4.72	$4.97
Expected terms (in years)	6.11	5.00 – 6.11
Expected volatility	68 – 72%	69 – 74%
Risk-free interest rate	1.54 – 3.70%	0.39 – 0.45%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $2.23	583,112	4.53	$1.97	583,112	$1.97
$2.40 - $3.50	33,443	4.92	$2.84	25,631	$2.64
$3.95	310,000	3.25	$3.95	310,000	$3.95
$4.08 - $6.30	550,850	5.11	$5.84	518,417	$5.90
$6.75 - $7.30	405,000	7.67	$7.18	257,625	$7.29
$7.37 - $7.79	269,623	5.53	$7.54	138,249	$7.47
$7.87	600,000	2.58	$7.87	400,000	$7.87
$7.89 - $8.98	68,173	6.84	$8.24	44,735	$8.27
$8.99	180,000	0.33	$8.99	180,000	$8.99
$12.38	27,500	9.84	$12.38	-	$-
$1.47 - $12.38	3,027,701	4.48	$5.90	2,457,769	$5.51

As of December 31, 2022, there was approximately $1,560,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 4.88 years. The stock-based compensation for all stock options was $1,130,000 and $1,636,000 during the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units/Performance Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

Grants During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company’s board of directors were granted 65,615 RSUs with a fair market value of $500,000, which vest in equal quarterly installments over one year.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2022	2,233,202	$6.78
RSUs granted	65,615	$7.62
RSUs vested	(237,098)	$6.70
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2022	2,061,719	$6.82

As of December 31, 2022, the total unrecognized compensation expense related to unvested RSUs was approximately $4,205,000 which is expected to be recognized over a weighted-average period of 0.60 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $6,844,000 and $4,022,000 during the years ended December 31, 2022 and 2021, respectively.

Grants During the Year Ended December 31, 2021

During the year ended December 31, 2021, 300,000 RSUs with a fair market value of $2,670,000 were issued to certain employees; the RSUs vest in full on the third anniversary of the grant date.

During the year ended December 31, 2021, the Company’s board of directors were granted 38,576 RSUs with a fair market value of $400,000, which vest in equal quarterly installments over one year.

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

The fair value of the 2021 PSUs was $10,113,000 using a Monte Carlo Simulation with a five-year life, 75% volatility and a risk free interest rate of 0.72%. The fair value amount is being amortized over a two-year derived service period.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2021	1,601,509	$3.14
RSUs granted	1,906,490	$6.91
RSUs vested	(1,274,797)	$2.40
RSUs cancelled/forfeit	-
RSUs unvested at December 31, 2021	2,233,202	$6.78

Subsidiary Stock-Based Transactions

The Company recognized $0 and $87,000 in stock-based compensation expense related to subsidiary stock options during the years ended December 31, 2022 and 2021, respectively.

The Company recorded stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Year Ended December 31,
	2022	2021
Employees – selling, general and administrative	$6,669,000	$4,800,000
Employees – R&D	689,000	527,000
Directors – selling, general and administrative	462,000	418,000
Consultants – selling, general and administrative	154,000	-
Total	$7,974,000	$5,745,000

Warrants

From time to time, the Company has issued warrants to purchase shares of the Company’s common stock to investors, lenders, underwriters and other non-employees for services rendered or to be rendered in the future.

A summary of warrant activity during the year ended December 31, 2022 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price

Warrants outstanding - January 1, 2022	373,847	$2.08
Granted	-
Exercised	(373,847)	2.08
Expired	-	-
Warrants outstanding - December 31, 2022	-	$-

NOTE 16. INCOME TAXES

The Company is subject to taxation in the United States, California, Florida, Georgia, Illinois, New Jersey, New York, Tennessee and Wisconsin. The Company’s income tax provision consists of the following for the years ended December 31, 2022 and 2021 are summarized below:

	December 31,
	2022	2021
Current:
Federal	$-	$-
State	75,000	133,000
Total current	$75,000	$133,000

Deferred:
Federal	$871,000	$(425,000)
State	312,000	(1,944,000)
Change in valuation allowance	(1,182,000)	2,369,000
Total deferred	-	-
Income tax provision	$75,000	$133,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	December 31,
	2022	2021
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(2.82)%	(3.24)%
Employee stock-based compensation	1.34%	7.95%
Excess Employee Remuneration	(28.15)%	(9.84)%
Other	1.98%	2.31%
W/O of IRC Sec 382 Limited NOLs	-%	(14.77)%
W/O of IRC Sec 383 Limited Credits	-%	(1.71)%
Reduction of VA for IRC Sec 382 and 383 W/O	-%	16.48%
Valuation allowance	6.22%	(18.92)%
Effective income tax rate	(0.43)%	(0.74)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets (liabilities):
NOL	$9,401,000	$12,337,000
Depreciation and amortization	236,000	680,000
Other	349,000	59,000
Research and development credits	90,000	90,000
Deferred stock compensation	945,000	4,642,000
Basis Difference in Eton	(1,684,000)	(2,511,000)
Sintetica License Agreement	2,162,000	2,329,000
Sparcs License Agreement	2,000	(1,000)
Novartis License Agreement	(13,000)	(138,000)
Basis difference in Melt Loan Value	4,240,000	869,000
Park stock purchase identifiable intangibles	-	(255,000)
Limitation Under 163(j)	536,000	-
Section 174 Capital Expenses	594,000	-
ASC 842 Lease Liability	2,427,000	1,856,000
ASC 842 ROU Asset	(2,263,000)	(1,753,000)
Total deferred tax assets, net	17,022,000	18,204,000
Valuation allowance	(17,022,000)	(18,204,000)
Net deferred tax liabilities	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $1,182,000 and increased by approximately $2,369,000 during 2022 and 2021, respectively.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $23,900,000 and $45,000,000, respectively, which will begin to expire in 2027, unless previously utilized, and will begin to expire for state purposes in 2026. In addition, the Company has federal net operating loss carryforward of $3,900,000 generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income.

As of December 31, 2022 the Company had federal and state research and development credit carryforwards of approximately $47,000 and $54,000, respectively, which will begin to expire in 2026, unless previously utilized. For state purposes, the state research and development credit carryforwards can be carried over indefinitely.

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

As of December 31, 2022, the Company determined that it had net operating loss carryforwards of approximately $12,500,000 and state net operating loss carryforwards of approximately $9,400,000 restricted under IRC Section 382 of the Internal Revenue Code related to a 2011 change in ownership. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. Due to the Section 382 limitation, and the length of time available to fully utilize the net operating loss carryforwards, the Company removed these NOLs from deferred tax assets with a corresponding reduction of the valuation allowance. Similarly, under IRC Section 383 which limits the utilization of credits when ownership changes occur, the Company removed approximately $300,000 of federal credit and $300,000 of state credits from deferred tax assets with a corresponding reduction of valuation allowance.

The Company did not have any unrecognized tax benefits as of December 31, 2022 and 2021. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2022.

A reconciliation of the change in the UTB balance from January 1, 2022 to December 31, 2022 is as follows:

Fed & State Tax
Balance at January 1, 2022	$-
Additions for tax positions related to current year	-
Additions/(reductions) for tax positions related to prior years	-

Balance at December 31, 2022	$-

Total unrecognized tax benefits as of December 31, 2022	$-

The Tax Cuts and Jobs Act of 2017 (TCJA) included changes to the treatment of research and development expenses under IRC Section 174. Formerly, a company could deduct research and development expenses under IRC Section 174 as incurred. Effective for tax years beginning after December 31, 2021, research and development expenses under IRC Section 174 are required to be capitalized, with an amortization period of five years for costs incurred un the US and 15 years for costs incurred in a non-US jurisdiction. The Company has incurred approximately $2,191,000 of US research and development costs during the year ended December 31, 2022.

NOTE 17. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $397,000 and $282,000 to the plan during the years ended December 31, 2022 and 2021, respectively.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal

General and Other

In the ordinary course of business, the Company is involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See also Part I, Item 1A. Risk Factors. The Company describes legal proceedings and other matters that are/were significant or that it believes could become significant in this footnote.

The Company records accruals for loss contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of a liability that has been accrued previously.

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of the matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company face often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of matter (whether discussed in this footnote or not) currently pending may have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Certain recent developments concerning the Company’s legal proceedings it believes are or were material to its business and other matters are discussed below:

Novel Drug Solutions et al.

In April 2018, Novel Drug Solutions, LLC and Eyecare Northwest, PA (collectively “NDS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware asserting various claims, including breach of contract. The claims stem from an asset purchase agreement between the Company and NDS entered into in 2013. In July 2019, NDS filed a second amended complaint which added claims related to its purported termination of the asset purchase agreement. In October 2019, NDS voluntarily dismissed all but two claims, leaving only claims related to the scope and performance of the post-termination obligations to be litigated. On November 8, 2021, following a jury trial, the Company and NDS entered into a voluntary settlement agreement (the “Settlement Agreement”) to resolve all claims and pending matters related to this lawsuit. During the year ended December 31, 2021, the Company recorded $1,500,000 in selling, general and administrative expenses related to the Settlement Agreement. Except for the one-time payment of $1,500,000 the Company does not expect the Settlement Agreement will have any future material impact on the Company’s consolidated cash flows, financial position, and results of operations.

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

Under the terms of the sales and marketing agreements, the Company is required to make commission payments generally equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. The Company incurred $4,274,000 and $3,640,000 under these agreements for commission expenses during the years ended December 31, 2022 and 2021, respectively, which are included in selling, general and administrative expenses.

Other Asset Purchase, License and Related Agreements

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. At December 31, 2022 and 2021, $228,000 and $251,000 were accrued in accounts payable and accrued expenses related to these agreements. During the years ended December 31, 2022 and 2021 $910,000 and $991,000, respectively, were incurred under these agreements as royalty expenses.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50,000 upon execution of the Klarity License Agreement, (ii) a second payment of $50,000 following the first $50,000 in net sales of the Klarity Product; and (iii) a final payment of $50,000 following the first $100,000 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $274,000 and $165,000 in cash during the years ended December 31, 2022 and 2021, respectively, and was due an additional $71,000 and $30,000 at December 31, 2022 and 2021, respectively. The Company incurred $315,000 and $160,000 for royalty expenses related to the Klarity License Agreement during the years ended December 31, 2022 and 2021, respectively.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $32,000 and $28,000 in cash during the year ended December 31, 2022 and 2021, respectively, and was due $9,000 and $8,000 at December 31, 2022 and 2021, respectively. The Company incurred $33,000 and $29,000 for royalty expenses related to the Lindstrom Agreement during the year ended December 31, 2022 and 2021, respectively.

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

Under the terms of the Presbyopia Product, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the years ended December 31, 2022 and 2021, and was due $0 at December 31, 2022 and 2021. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the years ended December 31, 2022 and 2021.

 Eyepoint Commercial Alliance Agreement - Terminated

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

Pursuant to a mutual termination agreement entered into on October 7, 2022 the Dexycu Agreement  terminated on January 1, 2023. Following the preliminary Hospital Outpatient Prospective Payment System (HOPPS) rule proposed by the Centers for Medicare & Medicaid Services (CMS) in July of 2022, which did not contain an extension of the pass-through payment period for Dexycu beyond December 31, 2022, the Company entered into a Mutual Termination Agreement (the “Termination Agreement”) with Eyepoint on October 7, 2022, pursuant to which Eyepoint and the Company agreed (a) that the Company will continue to support the sale of Dexycu through the fourth quarter of 2022, consistent with the Company’s level of effort during the January through June 2022 period, (b) to decrease the required minimum quarterly sales levels based on Dexycu unit demand for the fourth quarter of 2022, and (c) to terminate the Dexycu Agreement, along with ancillary letter agreements, effective January 1, 2023.

During the years ended December 31, 2022 and 2021, the Company recorded $3,866,000 and $3,253,000, respectively, in commission revenues related to the Dexycu Agreement.

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

NOTE 19. SEGMENTS AND CONCENTRATIONS

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2021:

	For the Year Ended December 31, 2021
	Pharmaceutical	Pharmaceutical
	Compounding	Drug Development	Total
Net revenues	$72,476,000	$-	$72,476,000
Cost of sales	(18,214,000)	-	(18,214,000)
Gross profit	54,262,000	-	54,262,000

Operating expenses:
Selling, general and administrative	27,465,000	-	27,465,000
Research and development	1,088,000	8,674,000	9,762,000
Segment contribution	25,709,000	(8,674,000)	17,035,000
Corporate			(13,689,000)
Research and development			(1,322,000)
Amortization			(161,000)
Asset sales and impairments, net			(249,000)
Operating income			$1,614,000

Beginning in 2022, due to shifts in the Company’s strategic plans and its organizational structure, management no longer evaluates the Company’s business in two segments and instead focuses on the performance of the business as a single operating business.

Concentrations

The Company has two products that each comprised more than 10% of total revenues during the quarter. These products collectively accounted for 34% and 35% of revenues during the years ended December 31, 2022 and 2021, respectively.

The Company sells its compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total pharmacy sales for the years ended December 31, 2022 and 2021, respectively.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 61% of active pharmaceutical ingredient purchases during the year ended December 31, 2022, and 74% during the year ended December 31, 2021.

NOTE 20. SUBSEQUENT EVENTS

In January 2023, 23,000 RSUs granted in January 2020 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and 13,398 shares the Company’s common stock were issued to Mr. Boll, net of 9,602 shares of common stock withheld for payroll tax withholdings totaling $142,000.

In January 2023, 88,000 RSUs granted in January 2020 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and 52,821 shares the Company’s common stock were issued to Mr. Baum, net of 35,179 shares of common stock withheld for payroll tax withholdings totaling $519,000.

Closing of BR Loan and Fab 5 Acquisition - ILEVRO, NEVANAC, VIGAMOX, MAXIDEX, and TRIESENCE

In January 2023, the Company closed the Fab 5 Acquisition.  At the time of closing the Company made a one-time payment of $130,000,000, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. At closing the Company entered into a transition period, where Novartis will continue to sell the Fab 5 Products on the Company’s behalf and transfer the net profit from the sale of the Fab 5 Products to the Company until the time the Fab 5 Products at transferred to the Company.

The Company funded the initial purchase price payable at closing of the Fab 5 Acquisition with (i) proceeds of a $59,750,000 principal amount borrowing pursuant to the BR Loan (see Note 13), which was drawn at closing of the Fab 5 Acquisition, along with cash on hand (including cash provided by certain financing activities during 2022).

Overallotment Exercise of 2027 Notes

In January 2023, the Company issued an additional $5,250,000 aggregate principal amount of the 2027 Notes (see Note 13) upon the exercise in full of the underwriters’ option to purchase the additional notes. As of the closing of the issuance of the additional 2027 Notes, a total of $40,250,000 aggregate principal amount of the 2027 Notes have been issued.

The Company has performed an evaluation of events occurring subsequent to December 31, 2022 through the filing date of this Annual Report and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto, other than as disclosed in the accompanying notes.

