Form 10-Q
period 2023-03-31
HARROW HEALTH, INC.
filed 2023-05-11
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 30,121,997 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,248,000	$96,270,000
Investment in Eton Pharmaceuticals	7,631,000	5,589,000
Accounts receivable, net	12,111,000	6,249,000
Inventories	9,093,000	6,541,000
Prepaid expenses and other current assets	3,604,000	3,611,000
Total current assets	51,687,000	118,260,000
Property, plant and equipment, net	3,586,000	3,486,000
Capitalized software costs, net	2,277,000	2,112,000
Deferred financing costs	-	1,950,000
Deferred tax asset	288,000	-
Operating lease right-of-use assets, net	7,336,000	7,513,000
Intangible assets, net	151,992,000	23,725,000
Goodwill	332,000	332,000
TOTAL ASSETS	$217,498,000	$157,378,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,794,000	$13,771,000
Accrued payroll and related liabilities	3,103,000	4,025,000
Deferred revenue and customer deposits	67,000	113,000
Current portion of operating lease obligations	744,000	723,000
Total current liabilities	17,708,000	18,632,000
Operating lease obligations, net of current portion	7,137,000	7,332,000
Accrued expenses, net of current portion	2,275,000	-
Notes payable, net of unamortized debt discount	168,850,000	104,174,000
TOTAL LIABILITIES	195,970,000	130,138,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 30,056,370 and 29,901,530 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	30,000	30,000
Additional paid-in capital	137,989,000	137,058,000
Accumulated deficit	(116,136,000)	(109,493,000)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	21,883,000	27,595,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	21,528,000	27,240,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,498,000	$157,378,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues:
Product sales, net	$20,453,000	$20,340,000
Other revenues	5,650,000	1,780,000
Total revenues	26,103,000	22,120,000
Cost of sales	(8,271,000)	(5,963,000)
Gross profit	17,832,000	16,157,000
Operating expenses:
Selling, general and administrative	15,888,000	13,398,000
Research and development	734,000	658,000
Total operating expenses	16,622,000	14,056,000
Income from operations	1,210,000	2,101,000
Other (expense) income:
Interest expense, net	(4,747,000)	(1,792,000)
Equity in losses of unconsolidated entities	-	(2,886,000)
Investment gain from Eton Pharmaceuticals	2,042,000	139,000
Loss on extinguishment of debt	(5,465,000)	-
Other income, net	29,000	-
Total other expense, net	(8,141,000)	(4,539,000)
Loss before income taxes	(6,931,000)	(2,438,000)
Income tax benefit	288,000	-
Net loss	(6,643,000)	(2,438,000)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.09)
Weighted average number of shares of common stock outstanding, basic and diluted	30,289,730	27,226,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

					Total	Total
	Common Stock		Additional		Harrow Health, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2021	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	89,986	-	4,000	-	4,000	-	4,000
Vesting of RSUs	135,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(96,622)	(1,000)	(776,000)	-	(777,000)	-	(777,000)
Stock-based compensation expense	-	-	2,016,000	-	2,016,000	-	2,016,000
Net loss	-	-	-	(2,438,000)	(2,438,000)	-	(2,438,000)
Balance at March 31, 2022	27,031,127	$27,000	$107,909,000	$(97,845,000)	$10,091,000	$(355,000)	$9,736,000

Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	97,542	-	148,000	-	148,000	-	148,000
Vesting of RSUs	111,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(53,702)	-	(850,000)	-	(850,000)	-	(850,000)
Stock-based compensation expense	-	-	1,633,000	-	1,633,000	-	1,633,000
Net loss	-	-	-	(6,643,000)	(6,643,000)	-	(6,643,000)
Balance at March 31, 2023	30,056,370	$30,000	$137,989,000	$(116,136,000)	$21,883,000	$(355,000)	$21,528,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,643,000)	$(2,438,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	292,000	419,000
Amortization of intangible assets	2,207,000	404,000
Amortization of operating lease right-of-use assets	177,000	124,000
Provision for bad debt expense	20,000	10,000
Amortization of debt issuance costs and debt discount	761,000	193,000
Investment gain from investment in Eton	(2,042,000)	(139,000)
Equity in losses of unconsolidated entities	-	2,886,000
Loss on extinguishment of debt	5,465,000	-
Stock-based compensation	1,633,000	2,016,000
Deferred taxes	(288,000)	-
Changes in assets and liabilities:
Accounts receivable	(5,882,000)	(1,535,000)
Inventories	(2,552,000)	(179,000)
Prepaid expenses and other current assets	7,000	(29,000)
Accounts payable and accrued expenses	(212,000)	369,000
Accrued payroll and related liabilities	(1,111,000)	(1,141,000)
Deferred revenue and customer deposits	(46,000)	7,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,214,000)	967,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	-	(6,000)
Purchase of product NDAs and patents	(130,474,000)	-
Purchases of property, plant and equipment	(496,000)	(404,000)
NET CASH USED IN INVESTING ACTIVITIES	(130,970,000)	(410,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance lease obligations	-	(3,000)
Net proceeds from 11.875% notes payable, net of costs	4,961,000	-
Net proceeds from Oaktree loan, net of costs	61,585,000	-
Payment of taxes upon vesting of RSUs and exercise of stock options	(661,000)	(777,000)
Proceeds from exercise of stock options	148,000	4,000
Net proceeds from B Riley senior secured note, net of costs	55,879,000	-
Repayment of B. Riley senior secured note	(59,750,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	62,162,000	(776,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(77,022,000)	(219,000)
CASH AND CASH EQUIVALENTS, beginning of period	96,270,000	42,167,000
CASH AND CASH EQUIVALENTS, end of period	$19,248,000	$41,948,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,371,000	$1,617,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$61,000	$-
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$1,036,000
Accrual of exit fee related to Oaktree Loan	$2,275,000	-
Reclassification of derferred financing costs	$1,950,000	-
Income taxes owed for exercise of stock options	$189,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2023 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as the Company determined that the risk profile of its customers is consistent based on the type and industry in which they operate, mainly in the life sciences industry. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the life sciences industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

The accounts receivable balance on the Company’s condensed consolidated balance sheet as of March 31, 2023 was $12,111,000, net of $82,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2023:

Balance at January 1, 2023	$73,000
Change in expected credit losses	20,000
Write-offs, net of recoveries	(11,000)
Balance at March 31, 2023	$82,000

Business Combinations and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether the Company has acquired inputs, process, and output, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Financial Account Standards Board (“FASB”). Accounting Standards Codification (“ASC”) 805, Business Combinations, requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including any contingent assets and liabilities, and any non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805 – Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligation for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, would be recognized as a gain or loss and recorded in the condensed consolidated statement of operations.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50 Business Combinations – Related Issues, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost of the acquired assets on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s financial statements. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired, and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

At March 31, 2023 and December 31, 2022, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of March 31, 2023 and December 31, 2022, the fair market value of the Company’s investment in Eton was $7,631,000 and $5,589,000, respectively.

The Company carries the 2026 Notes at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes are carried at face value less unamortized debt issuance costs, and the Oaktree Loan is carried at face value less the original issue discount and unamortized debt issuance costs on the condensed consolidated balance sheets and presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities.

The following table presents the estimated fair values and the carrying values:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$72,628,000	$73,590,000	$72,436,000	$71,550,000
2027 Notes	$36,900,000	$40,250,000	$31,738,000	$35,112,000
Oaktree Loan	$59,322,000	$65,000,000	$-	$-

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”) and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs and warrants was 4,750,340 and 5,546,200 at March 31, 2023 and 2022, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of unissued shares underlying vested RSUs at March 31, 2023 and 2022 was 336,264 and 277,405, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022

Numerator – net loss	$(6,643,000)	$(2,438,000)
Denominator – weighted average
number of shares outstanding, basic and diluted	30,289,730	27,226,819
Net loss per share, basic and diluted	$(0.22)	$(0.09)

Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in ASC 740-270, Income Taxes. Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision and is adjusted for discrete items that occur within the period.

The Company’s effective tax rate was 4.16% and 0% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 differed from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Investment in Eton Pharmaceuticals, Inc.

As of March 31, 2023, the Company owned 1,982,000 shares of Eton common stock, which represented less than 10% of the equity and voting interests of Eton. At March 31, 2023, the fair market value of Eton’s common stock was $3.85 per share. In accordance with the ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded an unrealized investment gain from its Eton common stock position of $2,042,000 and $139,000 during the three months ended March 31, 2023 and 2022, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of March 31, 2023 and December 31, 2022, the fair market value of the Company’s investment in Eton was $7,631,000 and $5,589,000, respectively.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock of Melt which represented approximately 46% of the equity and voting interests of Melt as of March 31, 2023. The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of March 31, 2023, and at the time of entering into the Melt Loan Agreement (see Note 5), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of March 31, 2023:

	Cost	Share of Equity	Paid-in-Kind	In-substance	Net
	Basis	Method Losses	Interest	Capital Contributions	Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$	$-
Loan	13,500,000	(13,500,000)	3,001,000	(3,001,000)	-
	$19,310,000	$(19,310,000)	$3,001,000	$(3,001,000)	$-

See Note 5 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares of Surface, which represented approximately 20% of Surface’s equity and voting interests as of March 31, 2023, and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no other investments in Surface.

The following table summarizes the Company’s investment in Surface as of March 31, 2023:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 6 for more information and related party disclosure regarding Surface.

Recently Adopted Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for the fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of March 31, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

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

2.

Identify the performance obligations in the contract: Obligations for fulfillment of the Company’s contracts consist of delivering the product to customers at their specified destination. ASU 2016-10 was issued in April 2016 and amended ASC 606 for shipping and handling activities as follows: If the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. The Company has elected to treat its shipping and handling activities as a fulfillment cost..

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

Commission Revenues

The Company had entered into an agreement whereby it was paid a fee calculated based on sales the Company generates from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement was recognized, at which point there was no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue.

Revenues From Transfer of Acquired Product Profit

The Company entered into agreements whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from another pharmaceutical company (the “Seller”). During a temporary, transition period, the Seller continues to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Seller and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Seller invoices the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company uses historical actual experience to estimate Chargebacks associated with the net profit transferred. The estimate is recorded as a reduction in revenues in the Company’s condensed consolidated statements of operations and accounts receivable in the condensed consolidated balance sheets, at the time the revenue is recognized.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2023 and 2022 consists of the following:

	For the Three Months Ended
	March 31,
	2023	2022
Product sales, net	$20,453,000	$20,340,000
Commission revenues	-	1,320,000
Transfer of profits	5,650,000	460,000
Total revenues	$26,103,000	$22,120,000

Deferred revenue and customer deposits at March 31, 2023 and December 31, 2022 were $67,000 and $113,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2022 were recognized as revenue during the three months ended March 31, 2023.

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

Under the terms of the Fab 5 APA, the Company made a one-time payment of $130,000,000 at closing in January 2023, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Fab 5 APA and various ancillary agreements, immediately following the closing and subject to certain conditions and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to the Company, Novartis will continue to sell the Fab 5 Products on the Company’s behalf and transfer the net profit from the sale of the Fab 5 Products to the Company. Novartis has agreed to supply certain Fab 5 Products to the Company for a period of time after the NDAs are transferred and to assist with technology transfer of the Fab 5 Products manufacturing to other third-party manufacturers, if needed.

The assets acquired in the Fab 5 Acquisition are identifiable intangible asset groups in similar asset classes and all directly related to the five product NDAs acquired. The developed technology is within one major intangible asset class. No workforce/employees were included in the Fab 5 Acquisition and the Company is required to utilize its own business inputs/processes to transfer and commercialize the Fab 5 Products and NDAs. As a result, the Company recognized this transaction as an asset acquisition.

The Company incurred $558,000 in costs associated with the Fab 5 Acquisition, including the acquisition costs and the payment of $130,000,000 at closing, the total purchase price of the Fab 5 Acquisition was $130,558,000. At the time of the Fab 5 Acquisition and as of March 31, 2023, the contingent consideration due related to the commercial availability of TRIESENCE was not considered probable and reasonably estimable, therefore no amount was included in the purchase price of the Fab 5 Acquisition. At the time the contingent consideration due related to the commercial availability of TRIESENCE becomes probable and reasonably estimable, the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price. The Company does not consider any amounts related to TRIESENCE to be in-process research and development (IPR&D) as considered within the scope of ASC 730, Research and Development.

Divestiture of Non-Ophthalmic Assets

In October 2022, wholly owned subsidiaries of the Company (“Imprimis”) entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). Under the terms of the RPC Agreement, Imprimis agreed to sell substantially all of its assets associated with its non-ophthalmology related compounding product line, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to six of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. Under the terms of the RPC Agreement, the Buyer paid Imprimis an aggregate cash amount of $6,000,000 in October 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to Imprimis based on mutually agreed upon revenue milestones during the calendar year 2023 (the “Contingent Amount”). During the year ended December 31, 2022, no amount related to the Contingent Amount was recognized by the Company. The Company will recognize a gain related to the Contingent Amount if/when the contingency (in this case, revenue thresholds for 2023) become likely and reasonably estimated.

In connection with the RPC Agreement, Imprimis entered into a separate transition services agreement with the Buyer related to providing on going services associated with the RPC Assets, such as procuring and dispensing prescription orders, providing accounting and billing services and collecting accounts receivable. The Company expects Imprimis to provide transition services to the Buyer for up to six to nine months following the effective date of the RPC Agreement. The Company collected and will continue to collect cash on behalf of the Buyer for revenue generated by sales of RPC Assets from October 2022 through the transition period and the Company is obligated to transfer cash generated by such sales to the Buyer. The Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 reflected $226,000 and $579,000, respectively, of cash collected on behalf of the Buyer and a receivable within accounts receivable of $116,000 and $128,000, respectively, for cash to be collected on behalf of the Buyer for sales of RPC Assets sold through March 31, 2023 and December 31, 2022, respectively.

The amounts due from the Buyer for reimbursement of services performed under the transition services agreement was $162,000 and $254,000 as of March 31, 2023 and December 31, 2022, respectively. Such amounts were netted against the amounts collected on behalf of the Buyer and was unpaid within accrued expenses on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The combined total of $307,000 and $453,000 was recorded within accrued expenses on the condensed consolidated balances sheets as of March 31, 2023 and December 31, 2022, respectively, and represents a payable to the Buyer. The Company recorded income from the transition services agreement of $124,000 which is presented in other income on the consolidated statement of operations for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company recorded a loss on the sale of assets of $94,800 related to remaining unusable inventory.

NOTE 5. INVESTMENT IN, AND NOTE RECEIVABLE FROM MELT PHARMACEUTICALS, INC. - RELATED PARTY TRANSACTIONS

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

In February 2019, the Company and Melt entered into a Management Service Agreement between the Company and Melt (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10,000. During the three months ended March 31, 2023, the Company recorded $59,000 due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of March 31, 2023, and December 31, 2022, the Company was due $198,000 and $139,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three months ended March 31, 2023.

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation during the year ended December 31, 2021. Mr. Baum re-joined the Melt board of directors in January 2023. At the time Mr. Baum re-joined, the Melt board of directors consists of five total board members, including Mr. Baum, who is the only representative of the Company on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Three Months Ended March 31,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(1,858,000)	$(3,337,000)
Net loss	$(1,858,000)	$(3,337,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At March 31,	At December 31,
	2023	2022
Current assets	$133,000	$655,000
Non-current assets	133,000	107,000
Total assets	$266,000	$762,000

Total liabilities	$20,273,000	$19,056,000
Total preferred stock and stockholders’ deficit	(20,007,000)	(18,294,000)
Total liabilities and stockholders’ equity	$266,000	$762,000

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

The net funds received by Melt excluded $908,000 owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable. As of March 31, 2023 and December 31, 2022, aggregate principal and accrued interest payable to the Company pursuant to the Melt Loan Agreement amounted to $16,501,000 and $15,984,000, respectively. In accordance with ASC 328, Investments – Equity Method and Joint Ventures, the carrying amount of the notes receivable has been reduced by the Company’s allocated share of Melt’s losses based on its ownership of total debt owed by Melt (see Note 2).

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

As of March 31, 2023, the Company owned 3,500,000 shares of Surface common stock. Certain Company directors, Richard L. Lindstrom and Perry J. Sternberg are directors of Surface. Dr. Lindstrom is a principal of Flying L Partners, an affiliate of an investor who purchased Surface Series A Preferred Stock. Mark L. Baum, who is the Company’s Chief Executive Officer, was previously a member of the Surface board of directors and resigned from his position as a director of Surface during the three months ended March 31, 2023

The unaudited condensed results of operations information of Surface is summarized below:

	For the Three Months Ended March 31,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(1,587,000)	$(1,996,000)
Net loss	$(1,524,000)	$1,996,000

The unaudited condensed balance sheet information of Surface is summarized below:

	At March 31,	At December 31,
	2023	2022
Current assets	$13,350,000	$15,350,000
Non-current assets	902,000	652,000
Total assets	$14,252,000	$16,002,000

Total liabilities	$995,000	$1,586,000
Total preferred stock and stockholders’ deficit	13,257,000	14,416,000
Total liabilities and stockholders’ equity	$14,252,000	$16,002,000

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded commercial pharmaceutical products, including those held at a 3PL, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Raw materials	$5,023,000	$3,707,000
Work in progress	36,000	38,000
Finished goods	4,034,000	2,796,000
Total inventories	$9,093,000	$6,541,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$527,000	$858,000
Prepaid computer software licenses and related expenses	1,072,000	1,165,000
Due from Melt Pharmaceuticals	198,000	139,000
Other prepaid expenses	1,689,000	1,331,000
Deposits and other current assets	118,000	118,000
Total prepaid expenses and other current assets	$3,604,000	$3,611,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2021
Property, plant and equipment, net:
Computer hardware	$1,060,000	$979,000
Furniture and equipment	922,000	860,000
Lab and pharmacy equipment	4,335,000	4,259,000
Leasehold improvements	6,555,000	6,449,000
	12,872,000	12,547,000
Accumulated depreciation	(9,286,000)	(9,061,000)
	$3,586,000	$3,486,000

For the three months ended March 31, 2023 and 2022, depreciation expense related to the property, plant and equipment was $225,000 and $376,000, respectively.

NOTE 10. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Capitalized internal-use software development costs	$1,415,000	$1,413,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	1,574,000	1,572,000
Accumulated amortization	(860,000)	(793,000)
Capitalized internal-use software in process	1,563,000	1,333,000
	$2,277,000	$2,112,000

The Company recorded amortization expense of $67,000 and $43,000 related to capitalized software development costs during the three months ended March 31, 2023 and 2022, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2023 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Impairment	Net Carrying Value
Patents	7-19	$981,000	$(183,000)	$-	$798,000
Licenses	20	100,000	(25,000)	-	75,000
Trademarks	Indefinite	267,000	-	-	267,000
Acquired NDAs	10-15	154,193,000	(3,533,000)	-	150,660,000
Customer relationships	3-15	596,000	(475,000)	-	121,000
Trade name	5	75,000	(5,000)	-	70,000
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$156,270,000	$(4,278,000)	$-	$151,992,000

Amortization expense for intangible assets for the three months ended March 31, 2023 and 2022 was as follows:

	For the
	Three Months Ended
	March 31,
	2023	2022
Patents	$22,000	$22,000
Licenses	2,000	8,000
Acquired NDAs	2,170,000	341,000
Customer relationships	13,000	33,000
	$2,207,000	$404,000

Estimated future amortization expense for the Company’s intangible assets at March 31, 2023 is as follows:

Remainder of 2023	$8,777,000
2024	11,673,000
2025	11,652,000
2026	11,652,000
2027	11,652,000
Thereafter	96,319,000
$151,725,000

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$6,237,000	$6,440,000
Accrued insurance premium	237,000	575,000
Accrued IHEEZO milestone payment (see Note 16)	5,000,000	5,000,000
Accrued RPC transition payments (see Note 4)	307,000	453,000
Accrued litigation settlements	49,000	49,000
Accrued exit fee for note payable (see Note 13)	2,275,000	-
Accrued interest	1,964,000	1,254,000
Total accounts payable and accrued expenses	$16,069,000	$13,771,000
Less: Current portion	(13,794,000)	(13,771,000)
Non-current total accrued expenses	$2,275,000	$-

The Company financed all insurance policies for the policy term of August 17, 2022 through August 16, 2023. The financing agreement has an interest rate of 4.13% per annum and requires eight monthly payments of $114,000.

NOTE 13. DEBT

Oaktree Loan

In March 2023, the Company entered into a Credit and Guaranty Agreement (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000 (“Tranche A”) from the Oaktree Loan and used the net proceeds to repay all amounts owed by the Company pursuant to the Loan and Security Agreement the Company previously entered into with B. Riley Commercial Capital, LLC on December 14, 2022 (the “B. Riley Loan”) – see subheading B. Riley Loan and Security Agreement – Paid in Full within this footnote. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE (see Note 4). If Tranche B is not drawn by the Company on or before March 27, 2024, the additional principal loan amount available under the Oaktree Loan is reduced to $30,000,000.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan which has a maturity date of January 19, 2026, and bears interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 6.5% per annum (totaling 11.398% at March 31, 2023). Interest is payable quarterly in arrears on March 31, June 30, September 30, and December 31, of each year. From the proceeds, the Company paid fees and offering expenses of $915,000, and the Oaktree Loan was issued at an original issue discount of $2,500,000. The Oaktree Loan also requires the Company to pay an exit fee equal to 3.50% of the aggregate principal amount owed upon any payment or prepayment in full or in part, on or after the maturity date, and accordingly, the Company accrued $2,275,000 related to the exit fee. The original issue discount, fees and expenses (including the exit fee) totaling $5,690,000 have been recorded as a debt discount, which is being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires interest-only payments through the maturity date.

The Oaktree Loan contains customary guarantees and covenants, including financial covenants related to minimum liquidity and minimum net revenues. As of the end of the fiscal quarter ending December 31, 2024, if the Company’s Total Leverage Ratio (as defined in the Oaktree Loan) is greater than or equal to five times, but less than seven times, the Company will be required to issue to Oaktree warrants to purchase 375,000 shares of the Company’s common stock, and if the Total Leverage Ratio is greater than or equal to seven times, the Company will be required to issue to Oaktree warrants to purchase an additional 375,000 shares of the Company’s common stock (equaling 750,000 shares in aggregate). If the Total Leverage Ratio as of the end of the fiscal quarter ending December 31, 2024 is less than five times, no warrants will be issued to Oaktree. Based on current projections, the Company does not expect to issue any warrants related to the Oaktree Loan.

Interest expense related to the Oaktree Loan totaled $95,000 for the three months ended March 31, 2023, and included the amortization of debt issuance costs and discount of $12,000.

HROWM - 11.875% Senior Notes Due 2027

In December 2022 and in January 2023, the Company closed an offering of $35,000,000 and $5,250,000, respectively, aggregate principal amount of 11.875% senior notes due in December 2027 (the “2027 Notes”). The 2027 Notes were sold to investors at a par value of $25.00 per 2027 Note, and the offering resulted in net proceeds to the Company of approximately $36,699,000 after deducting underwriting discounts and commissions and expenses of $3,551,000.

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

At any time prior to December 31, 2024, the Company may, at its option, redeem the 2027 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus a make-whole amount, if any, plus accrued and unpaid interest to, but excluding, the date of redemption. The Company may redeem the 2027 Notes for cash in whole or in part at any time at its option (i) on or after December 31, 2024 and prior to December 31, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after December 31, 2025 and prior to December 31, 2026, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after December 31, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company is required to redeem the 2027 Notes, for cash, in whole but not in part, at the price of $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, upon occurrence of certain events including (i) the occurrence of a Material Change, as defined in the Second Supplemental Indenture. The 2027 Notes trade on the Nasdaq Stock Market LLC under the symbol “HROWM”.

Interest expense related to the 2027 Notes totaled $1,395,000 for the three months ended March 31, 2023, and included amortization of debt issuance costs and debt discount of $200,000.

Our Chief Executive Officer, Mark L. Baum, Chief Financial Officer, Andrew R. Boll along with directors Dr. Richard Lindstrom and R. Lawrence Van Horn, in aggregate, own $950,000 in principal amount of the 2027 Notes.

HROWL - 8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000,000 aggregate principal amount of 8.625% senior notes due April 2026, and in May 2021 issued an additional $5,000,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per April Note and the offering resulted in net proceeds to the Company of approximately $51,909,000 after deducting underwriting discounts and commissions and expenses of $3,091,000. In June 2021, in a further issuance of the April Notes, the Company sold an additional $20,000,000 aggregate principal amount of such notes (the “June Notes,” and together with the April Notes, the “2026 Notes”), at a price of $25.75 per June Note, with interest of $278,000 on the June Notes being accrued from April 20, 2021 as of the date of issuance. The June offering resulted in net proceeds to the Company of approximately $19,164,000 after deducting underwriting discounts and commissions and expenses of $1,158,000 and a premium on note issuance of $322,000. The June Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The 2026 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The 2026 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2026 Notes bear interest at a rate of 8.625% per annum. Interest on the 2026 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The 2026 Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the 2026 Notes using the effective interest rate method.

Prior to February 1, 2026, the Company may, at its option, redeem the 2026 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus a make-whole amount, if any, plus accrued and unpaid interest to, but excluding, the date of redemption. The Company may redeem the 2026 Notes for cash in whole or in part at any time at our option on or after February 1, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes. The 2026 Notes trade on the Nasdaq Stock Market LLC under the symbol “HROWL”.

Interest expense related to the 2026 Notes totaled $1,810,000 and $1,810,000 for the three months ended March 31, 2023 and 2022, respectively, and included amortization of debt issuance costs and debt discount of $193,000 and $193,000, respectively.

B. Riley Loan and Security Agreement – Paid in Full

On December 14, 2022 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as Administrative Agent for the Lenders. The BR Loan provided for a loan facility of up to $100,000,000 to the Company with a maturity date of December 14, 2025, at an interest rate of 10.875% per annum.

The BR Loan was secured by an intellectual property security agreement entered into in connection with the BR Loan, and by all assets of the Company and its material subsidiaries. The outstanding balance of the BR Loan was due in full on the maturity date. The BR Loan provided for voluntary prepayment subject to no prepayment fee if no loan had been funded or the prepayment or repayment occured (other than as a result of acceleration of the BR Loan) on or prior to the date that was 90 days following the Effective Date and up to 3.00% of the amount of the loan based on other payment dates.

In January 2023, $59,750,000 of principal amount was funded pursuant to the BR Loan simultaneously with the consummation of the Fab 5 Acquisition. In March 2023, the Company repaid all amounts owed under the BR Loan, including accrued interest of $1,200,000, from proceeds received in connection with the Oaktree Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan.

Interest expense related to the BR Loan totaled $1,565,000 for the three months ended March 31, 2023, and included amortization of debt issuance costs and debt discount of $356,000. The Company recorded $5,465,000 related to the write off of the remaining unamortized debt issuance costs and debt discount in connection with the early extinguishment of debt associated with the BR Loan.

At March 31, 2023, future minimum payments under the Company’s debt are as follows:

Amount
Remainder of 2023	$14,145,000
2024	18,695,000
2025	18,695,000
2026	147,325,000
2027	45,030,000
Total minimum payments	243,890,000
Less: amount representing interest payments	(63,640,000)
Notes payable, gross	180,250,000
Less: unamortized discount, net of premium	(11,400,000)
Notes payable, net of unamortized discount	$168,850,000

NOTE 14. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in March 2025.

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2026, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, and another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires November 30, 2024, with an option to extend the term for two additional five-year periods.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in June 2022 and will expire in June 2027.

At March 31, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.61% and 10.72 years, respectively.

During the three months ended March 31, 2023 and 2022, cash paid for amounts included for the operating lease liabilities was $306,000 and $166,000, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense of $309,000 and $238,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of March 31, 2023 were as follows:

Operating Leases
Remainder of 2023	$925,000
2024	1,262,000
2025	1,093,000
2026	1,114,000
2027	972,000
Thereafter	5,829,000
Total minimum lease payments	11,195,000
Less: amount representing interest payments	(3,314,000)
Total operating lease liabilities	7,881,000
Less: current portion, operating lease liabilities	(744,000)
Operating lease liabilities, net of current portion	$7,137,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2023, the Company issued 33,063 shares of common stock and received proceeds of $148,000 upon the exercise of options to purchase 33,063 shares of common stock with exercise prices ranging from $3.50 to $7.60 per share.

During the three months ended March 31, 2023, 23,000 RSUs granted in January 2020 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and in January 2023, the Company issued 13,398 shares of common stock to Mr. Boll, net of 9,602 shares of common stock withheld for payroll tax withholdings totaling $142,000.

During the three months ended March 31, 2023, 88,000 RSUs granted in January 2020 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and in January 2023, the Company issued 52,821 shares of common stock to Mr. Baum, net of 35,179 shares of common stock withheld for payroll tax withholdings totaling $519,000.

During the three months ended March 31, 2023, the Company issued 55,558 shares of common stock to Mr. Boll, upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $6.00 per share. The Company withheld from Mr. Boll 25,521 shares as consideration for the cashless exercise and an additional 8,921 shares for payroll tax obligations totaling $189,000.

During the three months ended March 31, 2023, 16,405 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of March 31, 2023, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 2,145,767 shares available for future issuances under the 2017 Plan at March 31, 2023.

Stock Options

A summary of stock option activity under the Plans for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2022	3,027,701	$5.90
Options granted	28,500	$17.40
Options exercised	(123,063)	$5.54
Options cancelled/forfeited	(42,112)	$5.61
Options outstanding – March 31, 2023	2,891,026	$6.03	4.30	$43,730,000
Options exercisable	2,589,182	$5.73	3.77	$39,941,000
Options vested and expected to vest	2,848,713	$5.99	4.23	$43,219,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on March 31, 2023, based on the closing price of the Company’s common stock of $21.16 on that date.

During the three months ended March 31, 2023, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three months ended March 31, 2023 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2023
Weighted-average fair value of options granted	$10.58
Expected terms (in years)	5.50-6.11
Expected volatility	69-70%
Risk-free interest rate	3.64-3.76%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	298,112	4.71	$1.72	298,112	$1.72
$2.23 - $2.60	309,068	3.61	$2.26	309,068	$2.26
$3.95	310,000	2.93	$3.95	310,000	$3.95
$4.08 - $6.30	409,850	5.66	$5.99	398,194	$6.00
$6.75 - $7.30	402,000	7.43	$7.18	279,500	$7.29
$7.37 - $7.79	260,323	5.13	$7.53	166,760	$7.50
$7.87	600,000	2.33	$7.87	600,000	$7.87
$7.89 - $12.38	274,173	2.57	$9.12	227,548	$8.84
$15.17	7,500	9.84	$15.17	-	$-
$18.35	20,000	9.82	$18.35	-	$-
$1.47 - $18.35	2,891,026	4.30	$6.03	2,589,182	$5.73

As of March 31, 2023, there was approximately $1,441,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.0 years. The stock-based compensation for all stock options was $341,000 and $272,000 during the three months ended March 31, 2023 and 2022, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2023 was $1,819,000.

Restricted Stock Units/Performance Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity (including performance stock units) and related information for the three months ended March 31, 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2023	2,061,719	$6.88
RSUs granted	-	$-
RSUs vested	(127,405)	$7.34
RSUs cancelled/forfeited	(75,000)	$5.83
RSUs unvested - March 31, 2023	1,859,314	$6.82

As of March 31, 2023, the total unrecognized compensation expense related to unvested RSUs was approximately $2,476,000, which is expected to be recognized over a weighted-average period of 0.4 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2023 and 2022 was $1,292,000 and $1,744,000, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the
	Three Months Ended March 31,
	2023	2022
Employees - selling, general and administrative	$1,328,000	$1,676,000
Employees - R&D	163,000	186,000
Directors - selling, general and administrative	125,000	100,000
Consultants - R&D	17,000	54,000
Total	$1,633,000	$2,016,000

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of the matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company face often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of matter (whether discussed in this footnote or not) currently pending may have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). ImprimisRx is seeking damages from OSRX. Since July 2021, the complaint has been amended and OSRX added counterclaims alleging ImprimisRx, LLC is violating the Lanham Act with false advertising. Both parties are seeking damages from the other. Discovery is currently ongoing and trial is set to take place in the fourth quarter of 2023.

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

Indemnities

In addition to the indemnification provisions contained in the Company’s governing documents, the Company generally enters into separate indemnification agreements with each of the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company indemnifies Oaktree for certain claims and losses associated with the Oaktree Loan. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50,000 upon execution of the Klarity License Agreement, (ii) a second payment of $50,000 following the first $50,000 in net sales of the Klarity Product; and (iii) a final payment of $50,000 following the first $100,000 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $71,000 and $30,000 were made during the three months ended March 31, 2023 and 2022, respectively. Royalty expenses were $75,000 and $71,000 during the three months ended March 31, 2023 and 2022, respectively, and were included in accounts payable to Dr. Lindstrom.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $9,000 and $8,000 in cash during the three months ended March 31, 2023 and 2022, respectively. The Company incurred $8,000 and $7,000 for royalty expenses related to the Lindstrom APA during the three months ended March 31, 2023 and 2022, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (i) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (ii) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (iii) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three months ended March 31, 2023 and 2022, $293,000 and $213,000 were incurred under these agreements as royalty expenses, respectively.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“IHEEZO”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company agreed to pay Sintetica a per unit transfer price to supply IHEEZO, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica was responsible for regulatory filings for IHEEZO in the U.S. As of March 31, 2023 and December 31, 2022, the Company had accrued $5,000,000 under the Sintetica Agreement related to a milestone payment, which was capitalized as an intangible asset.

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

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through March 31, 2023, no amounts have been paid or accrued under the Wakamoto agreement.

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

During the three months ended March 31, 2022, the Company recorded $1,320,000 in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $130,000 and $1,047,000 were incurred under these agreements during the three months ended March 31, 2023 and 2022, respectively.

NOTE 17. SEGMENTS AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company has two products that each comprised more than 10% of total revenues during the three months ended March 31, 2023 and 2022. These products collectively accounted for 36% and 32% of revenues during the three months ended March 31, 2023 and 2022, respectively.

The Company sells its products and compounded formulations to a large number of customers. There were no customers who comprised more than 10% of the Company’s total product sales during the three months ended March 31, 2023 and 2022.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 90% and 74% of active pharmaceutical ingredient purchases during the three months ended March 31, 2023 and 2022, respectively.

NOTE 18. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2023 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In April 2023, the Company issued 62,367 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 180,000 shares at an exercise price of $8.99 per share. The Company withheld from Mr. Baum 77,167 shares as consideration for the cashless exercise and an additional 40,466 shares for payroll tax obligations totaling $849,000.

In April 2023, the Company issued 3,260 shares of common stock upon the exercise of options to purchase 3,260 shares of common stock at exercise prices ranging from $1.70 to $7.52 per share.

In April 2023, the Company granted 1,567,913 performance stock units to members of its senior management including Mark L. Baum, Chief Executive Officer, Andrew R. Boll, Chief Financial Officer, and John P. Saharek, Chief Commercial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2023 PSUs”). The vesting of the 2023 PSUs require (i) a minimum of a two-year service period, and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets ranging between $25 to $50, broken out into four separate tranches as described further in the table below.

Tranche	Number of Shares	Target Share Price
Tranche 1	223,988	$25
Tranche 2	335,981	$35
Tranche 3	447,975	$45
Tranche 4	559,969	$50

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow Health, Inc. and its consolidated subsidiaries, consisting of ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Harrow Eye, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our products, product candidates and proprietary formulations in a timely manner or at all, identify and acquire additional products, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are an ophthalmic-focused pharmaceutical company. Our business specializes in the development, production, sale, and distribution of innovative prescription medications that offer unique competitive advantages and serve unmet needs in the marketplace through our subsidiaries and deconsolidated companies. We serve ophthalmologists and optometrists by providing FDA-approved branded ophthalmic pharmaceuticals and innovative compounded prescription medicines that are accessible and affordable. We own the U.S. commercial rights to ten branded ophthalmic pharmaceutical products, including IHEEZO™, IOPIDINE® (both approved concentrations), MAXITROL® eye drops, MOXEZA®, ILEVRO®, NEVANAC®, VIGAMOX®, MAXIDEX®, and TRIESENCE®. We own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses, and our branded drugs are marketed under our Harrow name. In addition, we also have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements. We also own royalty rights in certain drug candidates being developed by Surface and Melt.

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

Recent Developments

The following describes certain developments in 2023 to date that are important to understand our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information about each of these developments.

IHEEZO Reimbursement and Launch

In February 2023, we announced that the Centers for Medicare & Medicaid Services (“CMS”) had issued a permanent, product specific J-code for IHEEZO (J2403) which became effective under the Healthcare Procedure Coding System (HCPCS) on April 1, 2023, which physicians can use for reimbursement purposes of that product. New drugs approved by the FDA that are used in surgeries performed in hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Temporary pass-through reimbursement for IHEEZO was awarded by CMS and made effective in April 2023.

At the beginning of April 2023, we initiated a regional and targeted launch of IHEEZO (chloroprocaine HCL ophthalmic gel) 3%. In early May 2023, our full commercial launch of IHEEZO occurred, with the product being highlighted by our commercial team at the ASCRS (American Society of Cataract and Refractive Surgery) Annual Meeting during May 5 – 8, 2023.

Acquisition of Ilevro, Nevanac, Vigamox, Maxidex and Triesence

In December 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”), pursuant to which the Company agreed to purchase from Novartis the exclusive commercial rights to assets associated with the following ophthalmic products (collectively the “Fab 5 Products”) in the U.S. (the “Fab 5 Acquisition”):

●	ILEVRO (nepafenac ophthalmic suspension) 0.3%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	NEVANAC (nepafenac ophthalmic suspension) 0.1%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	VIGAMOX (moxifloxacin hydrochloride ophthalmic solution) 0.5%, a fluoroquinolone antibiotic eye drop for the treatment of bacterial conjunctivitis caused by susceptible strains of organisms.

●	MAXIDEX (dexamethasone ophthalmic suspension) 0.1%, a steroid eye drop for steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe.

●	TRIESENCE (triamcinolone acetonide injectable suspension) 40 mg/ml, a steroid injection for the treatment of certain ophthalmic diseases and for visualization during vitrectomy.

We closed the Fab 5 Acquisition on January 20, 2023. Under the terms of the Purchase Agreement, we made a one-time payment of $130,000,000 at closing, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Purchase Agreement and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that we expect to last approximately six months, and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to us, Novartis will continue to sell the Products on our behalf and transfer the net profit from the sale of the Products to us. Novartis has agreed to supply certain Products to the Company for a period of time after the NDAs are transferred to us and to assist with technology transfer of the Products manufacturing to other third-party manufacturers, if needed.

On April 28, 2023, we transferred the NDAs for ILEVRO, NEVANAC and MAXIDEX. We expect to transfer the NDA for VIGAMOX in the second half of 2023, and the NDA for TRIESENCE around the timing of its commercial availability.

Oaktree Credit and Guaranty Agreement

On March 27, 2023, we entered into a Credit and Guaranty Agreement (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a loan to us with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, we drew a principal amount of $65,000,000 from the Oaktree Loan and used the net proceeds to repay all amounts owed by us pursuant to the BR Loan (see below). No remaining amounts are due under the BR Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (the “Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 6.5% per annum. The Oaktree Loan requires interest-only payments through its term (there is no amortization of the principal amount or excess cash flow sweeps during the term of the Oaktree Loan).

HROWM – Senior Notes Offering

In December 2022, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, pursuant to which we agreed to sell $35,000,000 aggregate principal amount of 11.875% Senior Notes due 2027 (the “2027 Notes”) plus up to an additional $5,250,000 aggregate principal amount of 11.875% Senior Notes due 2027 pursuant to the option to purchase additional 2027 Notes. In January 2023, the underwriters exercised their option to purchase the additional $5,250,000 aggregate principal amount 2027 Notes.

B Riley Loan and Security Agreement – Paid in Full

On December 14, 2022 (the “Effective Date”), we entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as Administrative Agent for the Lenders from time to time party thereto. The proceeds of the BR Loan were used to finance the Fab 5 Acquisition.

The BR Loan provided for a loan facility of up to $100,000,000 to the Company with a maturity date of December 14, 2025, at an interest rate of 10.875% per annum. The BR Loan was secured by an intellectual property security agreement and by all assets of the Company and its material subsidiaries. The Company drew $59,750,000 of the BR Loan in January 2023, and subsequently paid back the BR Loan in March 2023 at the time of closing the Oaktree Loan. No remaining amounts are due under the BR Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan.

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

Results of Operations

The following period-to-period comparisons of our financial results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022	Variance
Product sales, net	$20,453,000	$20,340,000	$113,000
Commission revenues	-	1,320,000	(1,320,000)
Transfer of profits	5,650,000	460,000	5,190,000
Total revenues	$26,103,000	$22,120,000	$3,983,000

The increase in revenues between periods was related to an increase in sales volumes of our ophthalmology products, as well as an increase in the transfer of profits related to the Fab 5 Acquisition. This increase in 2023 was offset slightly by a decrease in commissions attributable to sales of Dexycu® pursuant to a Commercial Alliance Agreement between the Coompany and Eyepoint Pharmaceuticals which terminated effective January 1, 2023 and decrease in sales from our non-ophthalmology compounded products due to the divestment of those assets in the fourth quarter of 2022.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory, amortization of acquired product NDAs, and other related expenses.

The following presents our cost of sales for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		$
	2023	2022	Variance
Cost of sales	$8,271,000	$5,963,000	$2,308,000

The increase in our cost of sales between periods was largely attributable to an increase in unit volumes sold, increased direct and indirect costs associated with production of our products and amortization of acquired product NDAs.

Gross Profit and Margin

The following presents our gross profit and gross margin for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		$
	2023	2022	Variance
Gross Profit	$17,832,000	$16,157,000	$1,675,000
Gross Margin	68.3%	73.0%	-4.7%

The decrease in gross margin between the three months ended March 31, 2023 and 2022 was primarily attributable to amortization of acquired NDAs from the Fab 5 Acquisition, beginning in January 2023.

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

The following presents our selling, general and administrative expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		$
	2023	2022	Variance
Selling, general and administrative	$15,888,000	$13,398,000	$2,490,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in expenses associated with regulatory enhancements, costs to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of IHEEZO in April 2023.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our R&D expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		$
	2023	2022	Variance
Research and development	$734,000	$658,000	$76,000

The increase in R&D expenses between the periods was primarily attributable to an increase in expenses associated with regulatory enhancements, and an increase in expenses related to the addition of new employees.

Interest Expense, Net

Interest expense, net was $4,747,000 for the three months ended March 31, 2023 compared to $1,792,000 for the same periods in 2022, respectively. The increase during the period ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in the outstanding principal amount of our debt obligations.

Equity in Losses of Unconsolidated Entities

During the three months ended March 31, 2023, we recorded a loss of $0 related to our share of losses in Melt, compared to $2,886,000 for the same period last year.

Investment Gain from Eton

During the three months ended March 31, 2023, we recorded a gain of $2,042,000, related to the change in fair market value of Eton’s common stock, compared to $139,000 for the same period last year.

Loss on Extinguishment of Debt

During the three months ended March 31, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the payoff of the BR Loan.

Net Loss

The following table presents our net loss and per share net loss for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator – net loss attributable to Harrow Health, Inc. common stockholders	$(6,643,000)	$(2,438,000)
Net loss per share, basic and diluted	$(0.22)	$(0.09)

Liquidity and Capital Resources

Liquidity

Our cash on hand at March 31, 2023 was $19,248,000, compared to $96,270,000 at December 31, 2022.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $19,248,000 at March 31, 2023 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flows

The following provides detailed information about our net cash flows:

	For the Three Months Ended
	March 31,
	March 31,	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,214,000)	$967,000
Investing activities	(130,970,000)	(410,000)
Financing activities	62,162,000	(776,000)
Net change in cash and cash equivalents	(77,022,000)	(219,000)
Cash and cash equivalents at beginning of the period	96,270,000	42,167,000
Cash and cash equivalents at end of the period	$19,248,000	$41,948,000

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $(8,214,000) compared to cash provided by of $967,000 during the same period in the prior year. The increase in net cash used in operating activities between the periods was mainly attributed to the increase in accounts receivable related to payment terms for the profit transfer associated with the Fab 5 Acquisition, increase in inventory levels, and operating expenses associated with planned 2023 commercial launch of IHEEZO and increased costs of goods sold.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $(130,970,000) compared to $(410,000) during the same period in the prior year. Cash used in investing activities in 2023 was primarily associated with the Fab 5 Acquisition. Cash used in investing activities in 2022 was primarily associated with equipment and software purchases.

Financing Activities

Net cash provided by (used in) financing activities during the three months ended March 31, 2023 and 2022 was $62,162,000 and $(776,000), respectively. Cash provided by financing activities during the three months ended March 31, 2023 was primarily related to proceeds received from the issuance of senior notes and the Oaktree Loan. Cash used in financing activities during the three months ended March 31, 2022 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from employees.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx and branded pharmaceutical businesses, and in 2022 and 2023, proceeds from the sale of senior notes and the Oaktree Loan. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with the sale of some or all of our remaining Eton common stock.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2023, the end of the period covered by this Quarterly Report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to our condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report you should consider the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2022, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Loan and Security Agreement dated December 14, 2022, between the Company and B. Riley Commercial Capital, LLC

10.2*	Credit and Guaranty Agreement, dated March 27, 2023, between the Company and Oaktree Fund Administration, LLC

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: May 11, 2023	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

