Form 10-Q
period 2023-06-30
HARROW HEALTH, INC.
filed 2023-08-09
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 35,115,254 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW HEALTH, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,754,000	$96,270,000
Investment in Eton Pharmaceuticals	6,917,000	5,589,000
Accounts receivable, net	18,258,000	6,249,000
Inventories	8,555,000	6,541,000
Prepaid expenses and other current assets	3,812,000	3,611,000
Total current assets	60,296,000	118,260,000
Property, plant and equipment, net	3,633,000	3,486,000
Capitalized software costs, net	2,136,000	2,112,000
Deferred financing costs	-	1,950,000
Deferred tax asset	288,000	-
Operating lease right-of-use assets, net	7,156,000	7,513,000
Intangible assets, net	150,148,000	23,725,000
Goodwill	332,000	332,000
TOTAL ASSETS	$223,989,000	$157,378,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,822,000	$13,771,000
Accrued payroll and related liabilities	4,293,000	4,025,000
Deferred revenue and customer deposits	132,000	113,000
Current portion of operating lease obligations	764,000	723,000
Total current liabilities	23,011,000	18,632,000
Operating lease obligations, net of current portion	6,939,000	7,332,000
Accrued expenses, net of current portion	2,275,000	-
Notes payable, net of unamortized debt discount	169,712,000	104,174,000
TOTAL LIABILITIES	201,937,000	130,138,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 30,276,938 and 29,901,530 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	30,000	30,000
Additional paid-in capital	142,742,000	137,058,000
Accumulated deficit	(120,365,000)	(109,493,000)
TOTAL HARROW HEALTH STOCKHOLDERS’ EQUITY	22,407,000	27,595,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	22,052,000	27,240,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,989,000	$157,378,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$29,542,000	$21,518,000	$49,995,000	$41,858,000
Other revenues	3,928,000	1,805,000	9,578,000	3,585,000
Total revenues	33,470,000	23,323,000	59,573,000	45,443,000
Cost of sales	(10,000,000)	(6,534,000)	(18,271,000)	(12,497,000)
Gross profit	23,470,000	16,789,000	41,302,000	32,946,000
Operating expenses:
Selling, general and administrative	19,957,000	14,185,000	35,845,000	27,583,000
Research and development	1,161,000	914,000	1,895,000	1,572,000
Total operating expenses	21,118,000	15,099,000	37,740,000	29,155,000
Income from operations	2,352,000	1,690,000	3,562,000	3,791,000
Other(expense) income :
Interest expense, net	(5,704,000)	(1,794,000)	(10,451,000)	(3,586,000)
Equity in losses of unconsolidated entities	-	(2,646,000)	-	(5,532,000)
Investment (loss) gain from Eton Pharmaceuticals	(714,000)	(3,449,000)	1,328,000	(3,310,000)
Loss on extinguishment of debt	-	-	(5,465,000)	-
Other expense, net	(178,000)	-	(149,000)	-
Total other expense, net	(6,596,000)	(7,889,000)	(14,737,000)	(12,428,000)
Loss before income taxes	(4,244,000)	(6,199,000)	(11,175,000)	(8,637,000)
Income tax benefit (expense)	15,000	(40,000)	303,000	(40,000)
Net loss attributable to Harrow Health, Inc.	$(4,229,000)	$(6,239,000)	$(10,872,000)	$(8,677,000)
Basic and diluted net loss per share of common stock	$(0.14)	$(0.23)	$(0.36)	$(0.32)
Weighted average number of shares of common stock outstanding, basic and diluted	30,458,677	27,303,458	30,379,354	27,265,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended June 30, 2023 and 2022

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2021	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	91,986	-	7,000	-	7,000	-	7,000
Vesting of RSUs	185,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(109,771)	(1,000)	(875,000)	-	(876,000)	-	(876,000)
Stock-based compensation expense	-	-	4,009,000	-	4,009,000	-	4,009,000
Net loss	-	-	-	(8,677,000)	(8,677,000)	-	(8,677,000)
Balance at June 30, 2022	27,069,978	$27,000	$109,806,000	$(104,084,000)	$5,749,000	$(355,000)	$5,394,000

Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	216,816	-	252,000	-	252,000	-	252,000
Vesting of RSUs	242,760	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(94,168)	-	(1,698,000)	-	(1,698,000)	-	(1,698,000)
Stock-based compensation expense	-	-	7,045,000	-	7,045,000	-	7,045,000
Net loss	-	-	-	(10,872,000)	(10,872,000)	-	(10,872,000)
Balance at June 30, 2023	30,276,938	$30,000	$142,742,000	$(120,365,000)	$22,407,000	$(355,000)	$22,052,000

					Total
	Common Stock		Additional		Harrow Health, Inc.	Total	Total
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance at March 31, 2022	27,031,127	$27,000	$107,909,000	$(97,845,000)	$10,091,000	$(355,000)	$9,736,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	2,000	-	3,000	-	3,000	-	3,000
Vesting of RSUs	50,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(13,149)	-	(99,000)	-	(99,000)	-	(99,000)
Stock-based compensation expense	-	-	1,993,000	-	1,993,000	-	1,993,000
Net loss	-	-	-	(6,239,000)	(6,239,000)	-	(6,239,000)
Balance at June 30, 2022	27,069,978	$27,000	$109,806,000	$(104,084,000)	$5,749,000	$(355,000)	$5,394,000

Balance at March 31, 2023	30,056,370	$30,000	$137,989,000	$(116,136,000)	$21,883,000	$(355,000)	$21,528,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	119,274	-	104,000	-	104,000	-	104,000
Vesting of RSUs	131,760	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(40,466)	-	(848,000)	-	(848,000)	-	(848,000)
Stock-based compensation expense	-	-	5,412,000	-	5,412,000	-	5,412,000
Net loss	-	-	-	(4,229,000)	(4,229,000)	-	(4,229,000)
Balance at June 30, 2023	30,276,938	$30,000	$142,742,000	$(120,365,000)	$22,407,000	$(355,000)	$22,052,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,872,000)	$(8,677,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	690,000	843,000
Amortization of intangible assets	5,050,000	802,000
Amortization of operating lease right-of-use assets	357,000	263,000
Provision for credit losses	29,000	29,000
Amortization of debt issuance costs and debt discount	1,623,000	388,000
Investment (gain) loss from investment in Eton Pharmaceuticals	(1,328,000)	3,310,000
Equity in losses of unconsolidated entities	-	5,532,000
Loss on extinguishment of debt	5,465,000	-
Stock-based compensation	7,045,000	4,009,000
Deferred income taxes	(288,000)	-
Changes in assets and liabilities:
Accounts receivable	(12,038,000)	(2,314,000)
Inventories	(2,014,000)	(915,000)
Prepaid expenses and other current assets	(201,000)	120,000
Accounts payable and accrued expenses	3,584,000	2,454,000
Accrued payroll and related liabilities	(769,000)	(84,000)
Deferred revenue and customer deposits	19,000	67,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,648,000)	5,827,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	-	(5,000)
Purchase of product NDAs and patents	(131,473,000)	-
Purchases of property, plant and equipment	(746,000)	(664,000)
NET CASH USED IN INVESTING ACTIVITIES	(132,219,000)	(669,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 11.875% notes payable, net of costs	4,961,000	-
Proceeds from Oaktree loan, net of costs	61,585,000	-
Payment of taxes upon vesting of RSUs and exercise of stock options	(661,000)	(876,000)
Proceeds from exercise of stock options	337,000	7,000
Proceeds from B. Riley senior secured note, net of costs	55,879,000	-
Repayment of B. Riley senior secured note	(59,750,000)	-
Payments on finance lease obligations	-	(18,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	62,351,000	(887,000)
NET CHANGE IN CASH, CASH EQUIVALENTS	(73,516,000)	4,271,000
CASH, CASH EQUIVALENTS, beginning of period	96,270,000	42,167,000
CASH, CASH EQUIVALENTS, end of period	$22,754,000	$46,438,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,000	$40,000
Cash paid for interest	$8,076,000	$3,234,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$115,000	$275,000
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$2,188,000
Accrual of exit fee related to Oaktree Loan	$2,275,000	$-
Reclassification of deferred financing costs	$1,950,000	$-
Income taxes owed for exercise of options	$1,037,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW HEALTH, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow Health, Inc. (together with its subsidiaries, partially owned companies and royalty arrangements unless the context indicates or otherwise requires, the “Company” or “Harrow”) is a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. The Company own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in the U.S. that are marketed under its Harrow name. The Company also owns and operates ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

The Company owns non-controlling equity interests in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.

Harrow consolidates entities in which it has a controlling financial interest. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity. The Company consolidates (i) entities in which it holds and/or controls, directly or indirectly, more than 50% of the voting rights, and (ii) VIEs for which the Company is deemed to be the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2023 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables, management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as management determined that risk profile of the Company’s customers is consistent based on the type and industry in which they operate, mainly in the pharmaceuticals industry. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceuticals industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

The accounts receivable balance on the Company’s condensed consolidated balance sheet as of June 30, 2023 was $18,258,000, net of $75,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2023:

Balance at January 1, 2023	$73,000
Change in expected credit losses	29,000
Write-offs, net of recoveries	(27,000)
Balance at June 30, 2023	$75,000

Business Combinations and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether the Company has acquired inputs, process, and output, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Financial Accounting Standards Board (“FASB”).

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

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50 Business Combinations – Related Issues, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity or a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s financial statements. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired, and liabilities assumed, whichever is more clearly evident and more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

At June 30, 2023 and December 31, 2022, the Company measured its investment in Eton Pharmaceuticals, Inc. (“Eton”) on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of June 30, 2023 and December 31, 2022, the fair market value of the Company’s investment in Eton was $6,917,000 and $5,589,000, respectively.

The Company carries the 2026 Notes at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes are carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 13) is carried at face value less the original issue discount and unamortized debt issuance costs on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The Oaktree Loan is classified as a Level 2 instrument and its fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$72,823,000	$74,550,000	$72,436,000	$71,550,000
2027 Notes	$37,053,000	$40,604,000	$31,738,000	$35,112,000
Oaktree Loan	$59,836,000	$63,661,000	$-	$-

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits and operating lease liabilities. The carrying amount of these financial instruments, except for operating lease liabilities, approximates fair value due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the operating lease liabilities approximate their respective fair values.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, unvested PSUs and warrants were 6,131,026 and 5,646,672 at June 30, 2023 and 2022, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at June 30, 2023 and 2022 was 234,027 and 287,049, respectively.

The following table shows the computation of basic net loss per share of common stock for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Numerator – net loss	$(4,229,000)	$(6,239,000)	$(10,872,000)	$(8,677,000)
Denominator – weighted average number of shares outstanding, basic and diluted	30,458,677	27,303,458	30,379,354	27,265,350
Net loss per share, basic and diluted	$(0.14)	$(0.23)	$(0.36)	$(0.32)

Income Taxes

The Company’s effective tax rate was (2.71)% and 0.46% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Investment in Eton Pharmaceuticals, Inc.

As of June 30, 2023, the Company owned 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At June 30, 2023, the fair market value of Eton’s common stock was $3.49 per share. In accordance with ASC 321, Investments — Equity Securities, the Company recorded unrealized holding gains and (losses) from its Eton common stock position of $(714,000) and $1,328,000 during the three and six months ended June 30, 2023, respectively, and $(3,449,000) and $(3,310,000) during the same periods in 2022, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of June 30, 2023, the fair market value of the Company’s investment in Eton was $6,917,000.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock of Melt (representing approximately 46% of the equity interests of Melt as of June 30, 2023). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of June 30, 2023, and at the time of entering into the Melt Loan Agreement (see Note 5), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of June 30, 2023:

	Cost	Share of Equity Method	Paid-in-Kind	In-substance Capital	Net
	Basis	Losses	Interest	Contributions	Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$	$-
Note receivable	13,500,000	(13,500,000)	3,566,000	(3,566,000)	-
	$19,310,000	$(19,310,000)	$3,566,000	$(3,566,000)	$-

See Note 5 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares of Surface (representing approximately 20% of Surface’s equity interests following the closing of a round of financing completed by Surface in July 2021) and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no other investments in Surface and no other requirements to advance funds to Surface.

The following table summarizes the Company’s investment in Surface as of June 30, 2023:

	Cost	Share of Equity	Net
	Basis	Method Losses	Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 6 for more information and related party disclosure regarding Surface.

Recently Adopted Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for the fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of June 30, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. The Company has three primary streams of revenue: (1) revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from a commission agreement with a third party, and (3) revenue recognized from intellectual property licenses and asset purchase agreements.

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

2.

Identify the performance obligations in the contract: Obligations for fulfillment of the Company’s contracts consist of delivering the product to customers at their specified destination. For shipping and handling activities under ASC 606, if the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. The Company has elected to treat its shipping and handling activities as a fulfillment cost.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales, net	$29,542,000	$21,518,000	$49,995,000	$41,858,000
Commission revenues	-	1,212,000	-	2,532,000
Transfer of acquired product profit	3,928,000	593,000	9,578,000	1,053,000
Total revenues	$33,470,000	$23,323,000	$59,573,000	$45,443,000

Deferred revenue and customer deposits at June 30, 2023 and December 31, 2022 were $132,000 and $113,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2022 were recognized as revenue during the six months ended June 30, 2023.

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

The Company incurred $558,000 in costs associated with the Fab 5 Acquisition, including the acquisition costs and the payment of $130,000,000 at closing, the total purchase price of the Fab 5 Acquisition was $130,558,000 and was accounted for as an asset acquisition. At the time of the Fab 5 Acquisition and as of June 30, 2023, the contingent consideration due related to the commercial availability of TRIESENCE was not considered probable and reasonably estimable, therefore no amount was included in the purchase price of the Fab 5 Acquisition. At the time the contingent consideration due related to the commercial availability of TRIESENCE becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price. The Company does not consider any amounts related to TRIESENCE to be in-process research and development (IPR&D) as considered within the scope of ASC 730, Research and Development.

Divestiture of Non-Ophthalmic Assets

In October 2022, wholly-owned subsidiaries of the Company (collectively, “Imprimis”) entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). Under the terms of the RPC Agreement, Imprimis agreed to sell substantially all of its assets associated with its non-ophthalmology related compounding product line, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to six of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. Under the terms of the RPC Agreement, the Buyer paid Imprimis an aggregate cash amount of $6,000,000 in October 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to Imprimis based on mutually agreed upon revenue milestones during the calendar year 2023 (the “Contingent Amount”). During the year ended December 31, 2022, no amount related to the Contingent Amount was recognized by the Company. The Company will recognize a gain related to the Contingent Amount if/when the contingency (in this case, revenue thresholds for 2023) become likely and reasonably estimated.

In connection with the RPC Agreement, Imprimis entered into a separate transition services agreement with the Buyer related to providing ongoing services associated with the RPC Assets, such as procuring and dispensing prescription orders, providing accounting and billing services and collecting accounts receivable. Imprimis provided transition services to the Buyer for approximately nine months following the effective date of the RPC Agreement and expects to wind down transition services in subsequent periods. The Company collected and will continue to collect cash on behalf of the Buyer for revenue generated by sales of RPC Assets from October 2022 through the transition period and the Company is obligated to transfer cash generated by such sales to the Buyer. The Company’s condensed consolidated balance sheet as of June 30, 2023 reflected $74,000 of cash collected on behalf of the Buyer and a receivable within accounts receivable of $59,000 for cash to be collected on behalf of the Buyer for sales of RPC Assets sold through June 30, 2023.

The amount due from the Buyer for reimbursement of services performed under the transition services agreement was $27,000 as of June 30, 2023. Such amount was netted against the amounts collected on behalf of the Buyer and was unpaid within accrued expenses on the condensed consolidated balance sheet as of June 30, 2023. The combined total of $106,000 was recorded within accrued expenses on the condensed consolidated balance sheet as of June 30, 2023, and represents a payable to the Buyer. The Company recorded a loss from the transition services agreement and disposition and sale of certain related assets and unusable inventory of $203,000 and $171,000 during the three and six months ended June 30, 2023, respectively, which is presented in other expense, net on the condensed consolidated statement of operations.

See Note 18 for additional information regarding recent product acquisitions and licenses.

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

In February 2019, the Company and Melt entered into a Management Service Agreement between the Company and Melt (the “Melt MSA”), whereby the Company provides to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt is required to pay the Company a monthly amount of $10,000. During the three and six months ended June 30, 2023 and 2022, the Company recorded $30,000 and $89,000 and $40,000 and $70,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. In addition, during the three and six months ended June 30, 2023, the Company advanced Melt $500,000, which amount was repaid to the Company by Melt subsequent to June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company was due $728,000 and $139,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the three and six months ended June 30, 2023.

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

The unaudited condensed results of operations information of Melt is summarized below:

	For the Six Months Ended June 30,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(2,448,000)	$(5,532,000)
Net loss	$(3,551,000)	$(6,518,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At June 30,	At December 31,
	2023	2022
Current assets	$93,000	$655,000
Non-current assets	97,000	107,000
Total assets	$190,000	$762,000

Total liabilities	$21,783,000	$19,056,000
Total preferred stock and stockholders’ deficit	(21,593,000)	(18,294,000)
Total liabilities and stockholders’ deficit	$190,000	$762,000

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

Melt has granted the Company a security interest in substantially all of its personal property, rights and assets, including intellectual property rights, to secure the payment of all amounts owed under the Melt Loan Agreement. The Melt Loan Agreement contains customary representations, warranties and covenants, including covenants by Melt limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, and transactions with affiliates. The Melt Loan Agreement includes customary events of default, and upon the occurrence of an event of default (subject to cure periods for certain events of default), all amounts owed by Melt thereunder may be declared immediately due and payable by the Company, and the interest rate on the loan may be increased by 3% per annum. The Melt Loan Agreement is currently in default due to non-payment on June 1, 2023 and the Company and Melt are involved in ongoing discussions to resolve the default.

In connection with the Melt Loan Agreement, the Company and Melt entered into a Right of First Refusal Agreement providing the Company with the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of Melt’s drug candidates for a period of five years following the effective date of the Melt Loan Agreement.

The net funds received by Melt excluded $908,000 owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable. As of June 30, 2023 and December 31, 2022, aggregate principal and accrued interest payable to the Company pursuant to the Melt Loan Agreement amounted to $17,066,000 and $15,984,000, respectively. In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the carrying amount of the note receivable has been reduced by the Company’s allocated share of Melt’s losses based on its ownership of total debt owed by Melt (see Note 2).

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

As of June 30, 2023, the Company owned 3,500,000 shares of Surface common stock. Perry J. Sternberg, a director of the Company, is a director of Surface. Mark L. Baum, who is the Company’s Chief Executive Officer, was previously a member of the Surface board of directors and resigned from his position as a director of Surface on March 31, 2023.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Six Months Ended June 30,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(3,289,000)	$(3,553,000)
Net loss	$(3,144,000)	$(3,526,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	At June 30,	At December 31,
	2023	2022
Current assets	$12,182,000	$15,350,000
Non-current assets	808,000	652,000
Total assets	$12,990,000	$16,002,000

Total liabilities	$1,254,000	$1,586,000
Total preferred stock and stockholders’ equity	11,736,000	14,416,000
Total liabilities and stockholders’ equity	$12,990,000	$16,002,000

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded commercial pharmaceutical products, including those held at a 3PL, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Raw materials	$5,235,000	$3,707,000
Work in progress	60,000	38,000
Finished goods	3,260,000	2,796,000
Total inventories	$8,555,000	$6,541,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$276,000	$858,000
Prepaid computer software licenses and related expenses	1,132,000	1,165,000
Due from Melt Pharmaceuticals	728,000	139,000
Other prepaid expenses	1,249,000	1,331,000
Deposits and other current assets	427,000	118,000
Total prepaid expenses and other current assets	$3,812,000	$3,611,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Property, plant and equipment, net:
Computer hardware	$1,139,000	$979,000
Furniture and equipment	888,000	860,000
Lab and pharmacy equipment	4,499,000	4,259,000
Leasehold improvements	6,622,000	6,449,000
	13,148,000	12,547,000
Accumulated depreciation	(9,515,000)	(9,061,000)
	$3,633,000	$3,486,000

For the three and six months ended June 30, 2023, depreciation related to the property, plant and equipment was $228,000 and $453,000, respectively, compared to $381,000 and $757,000 during the same periods in 2022, respectively.

NOTE 10. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Capitalized software costs
Capitalized internal-use software development costs	$2,661,000	$1,413,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	2,820,000	1,572,000
Accumulated amortization	(1,029,000)	(793,000)
Capitalized internal-use software in process	345,000	1,333,000
	$2,136,000	$2,112,000

The Company recorded amortization expense of $170,000 and $237,000 related to capitalized software costs during the three and six months ended June 30, 2023, respectively, and $43,000 and $86,000 during the same periods in 2022, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2023 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Impairment	Net Carrying Value
Patents	17-19	$980,000	$(204,000)	$-	$776,000
Licenses	20	100,000	(28,000)	-	72,000
Trademarks	Indefinite	267,000	-	-	267,000
Acquired NDAs	10-15	155,193,000	(6,338,000)	-	148,855,000
Customer relationships	3-15	596,000	(489,000)	-	107,000
Trade name	5	75,000	(5,000)	-	70,000
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$157,269,000	$(7,121,000)	$-	$150,148,000

Amortization expense for intangible assets for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Patents	$21,000	$21,000	$43,000	$43,000
Licenses	3,000	3,000	5,000	11,000
Acquired NDAs	2,805,000	341,000	4,975,000	682,000
Customer relationships	14,000	33,000	27,000	66,000
	$2,843,000	$398,000	$5,050,000	$802,000

Estimated future amortization expense for the Company’s intangible assets at June 30, 2023 is as follows:

Remainder of 2023	$5,852,000
2024	11,785,000
2025	11,785,000
2026	11,785,000
2027	11,785,000
Thereafter	96,889,000
$149,881,000

There were no changes to the carrying value of the Company’s goodwill during the three and six months ended June 30, 2023 and 2022.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$10,506,000	$6,440,000
Accrued insurance premium	10,000	575,000
Accrued IHEEZO milestone payments	5,000,000	5,000,000
Accrued litigation settlements	49,000	49,000
Accrued RPC transition payments (see Note 4)	106,000	453,000
Accrued interest (see Note 13)	2,151,000	1,254,000
Accrued exit fee for note payable (see Note 13)	2,275,000	-
Total accounts payable and accrued expenses	$20,097,000	$13,771,000
Less: Current portion	(17,822,000)	(13,771,000)
Non-current total accrued expenses	$2,275,000	$-

The Company financed all insurance policies for the policy term of August 17, 2022 through August 16, 2023. The financing agreement has an interest rate of 4.13% per annum and requires eight monthly payments of $114,000.

NOTE 13. DEBT

Oaktree Loan

In March 2023, the Company entered into a Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000 (“Tranche A”) from the Oaktree Loan and used the net proceeds to repay all amounts owed by the Company pursuant to the Loan and Security Agreement the Company previously entered into with B. Riley Commercial Capital, LLC on December 14, 2022 (the “B. Riley Loan”) – see subheading B. Riley Loan and Security Agreement – Paid in Full within this footnote. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE. If Tranche B is not drawn by the Company on or before March 27, 2024, the amount available under Tranche B decreases to $30,000,000.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 6.5% per annum (totaling 11.77% at June 30, 2023). From proceeds, the Company paid fees, offering expenses, and the Oaktree Loan was issued at an original issue discount of $3,415,000, in aggregate. The Oaktree Loan also carries an exit fee equal to 3.50% of the aggregate principal amount owed and the Company accrued $2,275,000 related to the exit fee. The original issue discount, fees and expenses (including the exit fee) are being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires quarterly interest-only payments with all of the unpaid principal, interest and fees due on the maturity date, January 19, 2026.

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

Interest expense related to the Oaktree Loan totaled $2,570,000 and $2,665,000 for the three and six months ended June 30, 2023, respectively, and included the amortization of debt issuance costs and discount of $514,000 and $526,000, respectively.

See Note 18 for additional information and an amendment made to the Oaktree Loan subsequent to June 30, 2023.

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

At any time prior to December 31, 2024, the Company may, at its option, redeem the 2027 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus a make-whole amount, if any, plus accrued and unpaid interest to, but excluding, the date of redemption. The Company may redeem the 2027 Notes for cash in whole or in part at any time at its option (i) on or after December 31, 2024 and prior to December 31, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after December 31, 2025 and prior to December 31, 2026, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after December 31, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company is required to redeem the 2027 Notes, for cash, in whole but not in part, at the price of $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, upon occurrence of certain events including the occurrence of a Material Change, as defined in the Second Supplemental Indenture. The 2027 Notes trade on the Nasdaq Stock Market LLC under the symbol “HROWM.”

Interest expense related to the 2027 Notes totaled $1,371,000 and $2,766,000 for the three and six months ended June 30, 2023, respectively, and included amortization of debt issuance costs and debt discount of $176,000 and $376,000, respectively.

Our Chief Executive Officer, Mark L. Baum, Chief Financial Officer, Andrew R. Boll along with director R. Lawrence Van Horn and former director Dr. Richard Lindstrom, in the aggregate, own $950,000 in principal amount of the 2027 Notes.

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

Interest expense related to the 2026 Notes totaled $1,812,000 and $3,622,000 and $1,812,000 and $3,622,000 for the three and six months ended June 30, 2023 and 2022, respectively, and included amortization of debt issuance costs and discount of $195,000 and $388,000 and $195,000 and $388,000 for three and six months ended June 30, 2023 and 2022, respectively.

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

The BR Loan was secured by an intellectual property security agreement entered into in connection with the BR Loan, and by all assets of the Company and its material subsidiaries. The outstanding balance of the BR Loan was due in full on the Maturity Date. The BR Loan provided for voluntary prepayment subject to no prepayment fee if no loan amount had been funded or the prepayment or repayment occurred (other than as a result of acceleration of the BR Loan) on or prior to the date that was 90 days following the Effective Date and up to 3.00% of the amount of the BR Loan based on other payment dates.

In January 2023, $59,750,000 of principal amount was funded pursuant to the BR Loan simultaneously with the consummation of the Fab 5 Acquisition (see Note 4). In March 2023, the Company repaid all amounts owed under the BR Loan, in connection with the Oaktree Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan pursuant to a side letter agreement among the parties.

Interest expense related to the BR Loan totaled $1,565,000 for the six months ended June 30, 2023, and included amortization of debt issuance costs and debt discount of $356,000. The Company recorded a loss of $5,465,000 related to the early extinguishment of debt associated with the BR Loan.

A summary of the Company’s debt is described as follows:

	June 30,	December 31,
	2023	2022
8.625% Senior Notes due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	35,000,000
Oaktree Loan due January 2026	65,000,000	-
	180,250,000	110,000,000
Less: Unamortized debt issuance costs	(10,538,000)	(5,826,000)
	$169,712,000	$104,174,000

For the three and six months ended June 30, 2023 the total effective interest rate of the Company’s debt was 10.71%, and 10.81%, respectively, and 8.88% and 8.94% for the same periods in the prior year, respectively.

At June 30, 2023, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2023	$9,815,000
2024	19,352,000
2025	18,748,000
2026	147,305,000
2027	45,030,000
Total minimum payments	240,250,000
Less: amount representing interest payments	(60,000,000)
Notes payable, gross principal amount due	180,250,000
Less: unamortized debt issuance costs, net of premium	(10,538,000)
Notes payable, net of unamortized discount	$169,712,000

NOTE 14. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in March 2025.

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, and another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, which commended in January 2020 and will expire in December 2024, with an option to extend the term for two additional five-year periods.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in June 2022 and will expire in June 2027.

At June 30, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.61% and 10.59 years, respectively.

During the three and six months ended June 30, 2023, cash paid for amounts included for the operating lease liabilities was $306,000 and $611,000, respectively, and $207,000 and $373,000 during the same periods in 2022, respectively. During the three and six months ended June 30, 2023 and 2022, the Company recorded operating lease expense of $308,000 and $617,000 and $262,000 and $500,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of June 30, 2023 were as follows:

Operating Leases
Remainder of 2023	$619,000
2024	1,262,000
2025	1,093,000
2026	1,114,000
2027	972,000
Thereafter	5,829,000
Total minimum lease payments	10,889,000
Less: amount representing interest payments	(3,186,000)
Total operating lease obligations	7,703,000
Less: current portion, operating lease obligations	(764,000)
Operating lease obligations, net of current portion	$6,939,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2023, the Company issued 131,760 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 13,123 RSUs during the six months ended June 30, 2023, but the issuance and delivery of the shares were deferred until the director terminated all service to the Company.

During the six months ended June 30, 2023, the Company issued 59,504 shares of common stock and received proceeds of $337,000 upon the exercise of options to purchase 59,504 shares of common stock with exercise prices ranging from $1.70 to $8.50 per share.

During the six months ended June 30, 2023, the Company issued 62,367 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 180,000 shares at an exercise price of $8.99 per share. The Company withheld from Mr. Baum 77,167 shares as consideration for the cashless exercise and an additional 40,466 shares for payroll tax obligations totaling $849,000.

During the six months ended June 30, 2023, the Company issued 55,558 shares of common stock to Andrew R. Boll, the Company’s Chief Financial Officer, upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $6.00 per share. The Company withheld from Mr. Boll 25,521 shares as consideration for the cashless exercise and an additional 8,921 shares for payroll tax obligations totaling $189,000.

During the six months ended June 30, 2023, upon vesting of 23,000 RSUs granted in January 2020 to Andrew R. Boll, the Company’s Chief Financial Officer, the Company issued 13,398 shares of common stock to Mr. Boll, net of 9,602 shares of common stock withheld for payroll tax withholdings totaling $142,000.

During the six months ended June 30, 2023, upon vesting of 88,000 RSUs granted in January 2020 to Mark L. Baum, the Company’s Chief Executive Officer, the Company issued 52,821 shares of common stock to Mr. Baum, net of 35,179 shares of common stock withheld for payroll tax withholdings totaling $519,000.

During the six months ended June 30, 2023, 32,810 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director ceased providing services to the Company.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2023, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the IRC of 1986, as amended, non-qualified stock options, restricted stock units, performance stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 529,117 shares available for future issuances under the 2017 Plan at June 30, 2023.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2023	3,027,701	$5.90
Options granted	47,000	$19.69
Options exercised	(329,504)	$7.55
Options cancelled/forfeited	(66,299)	$6.32
Options outstanding – June 30, 2023	2,678,898	$5.93	4.34	$35,200,000
Options exercisable	2,416,383	$5.50	3.85	$32,729,000
Options vested and expected to vest	2,642,748	$5.86	4.28	$34,882,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on June 30, 2023, based on the closing price of the Company’s common stock of $19.04 on that date.

During the six months ended June 30, 2023, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the six months ended June 30, 2023 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2023	2022
Weighted-average fair value of options granted	$12.72	$4.54
Expected terms (in years)	5.50-6.11	6.11
Expected volatility	69-70%	68-70%
Risk-free interest rate	3.64-3.94%	1.54-2.78%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	295,852	4.46	$1.72	295,852	$1.72
$2.23	285,000	3.59	$2.23	285,000	$2.23
$2.40 - $2.60	24,068	3.52	$2.58	24,068	$2.58
$3.95	310,000	2.75	$3.95	310,000	$3.95
$4.08 - $5.72	123,225	4.92	$5.28	113,541	$5.24
$6.30	285,000	5.64	$6.30	285,000	$6.30
$6.75 - $7.26	106,625	8.58	$6.96	20,875	$7.01
$7.30	274,500	6.51	$7.30	274,500	$7.30
$7.37 - $7.79	246,455	4.75	$7.53	167,185	$7.50
$7.87 - $25.86	728,173	3.12	$8.80	640,362	$7.89
$1.47 - $25.86	2,678,898	4.34	$5.93	2,416,383	$5.50

As of June 30, 2023, there was approximately $1,464,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.85 years. The stock-based compensation for all stock options was $122,000 and $463,000 during the three and six months ended June 30, 2023, respectively, and $258,000 and $530,000 during the same periods in 2022, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2023 was $4,377,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

During the six months ended June 30, 2023, the Company’s board of directors were granted 41,301 time-vesting RSUs with a fair market value of $800,000, which vest in equal quarterly installments over one year.

Performance Stock Units

In April 2023, the Company granted an aggregate of 1,567,913 PSUs to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, Chief Commercial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2023 PSUs”). The vesting of the 2023 PSUs require (i) a minimum of a two-year service period, and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets ranging between $25 to $50, broken out into four separate tranches as described further in the table below.

Tranche	Number of Shares	Target Share Price*
Tranche 1	223,988	$25
Tranche 2	335,981	$35
Tranche 3	447,975	$45
Tranche 4	559,969	$50

*	Target Share Price assumes that no dividends or like distributions are made to stockholders of the Company. If such distributions are made, the Target Share Price would decrease accordingly, to the benefit of the employee, to account for the dividend/distribution as a part of the Target Share Price.

The aggregate fair value of the 2023 PSUs was $29,106,000 using a Monte Carlo Simulation with a five-year life, 65% volatility and a risk free interest rate of 10.34%. This amount is being amortized over a two-year derived service period.

A summary of the Company’s RSU and PSU activity and related information for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs and PSUs unvested - January 1, 2023	2,061,719	$6.88
RSUs granted	54,424	$16.54
PSUs granted	1,567,913	$18.56
RSUs vested	(156,928)	$7.39
RSUs cancelled/forfeited	(75,000)	$5.83
RSUs and PSUs unvested - June 30, 2023	3,452,128	$12.28

As of June 30, 2023, the total unrecognized compensation expense related to unvested RSUs and unvested PSUs was approximately $27,192,000, which is expected to be recognized over a weighted-average period of 0.89 years, based on estimated and actual vesting schedules of the applicable RSUs and PSUs. The stock-based compensation for RSUs and PSUs during the three and six months ended June 30, 2023 was $5,290,000 and $6,582,000, respectively, and $1,735,000 and $3,479,000 during the same periods in 2022, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Employees - selling, general and administrative	$4,607,000	$1,655,000	$5,935,000	$3,331,000
Employees – research and development	586,000	176,000	749,000	362,000
Directors - selling, general and administrative	203,000	112,000	328,000	212,000
Consultants - selling, general and administrative	16,000	50,000	33,000	104,000
Total	$5,412,000	$1,993,000	$7,045,000	$4,009,000

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

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of the matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company face often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of the matters (whether discussed in this footnote or not) currently pending may have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

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

Klarity License Agreement – Related Party

The Company entered into a license agreement in April 2017, as amended in April 2018 (the “Klarity License Agreement”), with Richard L. Lindstrom, M.D., a former member of its Board of Directors. Pursuant to the terms of the Klarity License Agreement, the Company licensed certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license the topical ophthalmic solution Klarity designed to protect and rehabilitate the ocular surface (the “Klarity Product”).

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50,000 upon execution of the Klarity License Agreement, (ii) a second payment of $50,000 following the first $50,000 in net sales of the Klarity Product; and (iii) a final payment of $50,000 following the first $100,000 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $75,000 and $146,000 were made during the three and six months ended June 30, 2023, respectively, compared to $92,000 and $122,000 during the same periods in 2022, respectively. Royalty expenses were $74,000 and $149,000 during the three and six months ended June 30, 2023, respectively, compared to $106,000 and $177,000 during the same periods in 2022, respectively, and were included in accounts payable to Dr. Lindstrom.

Injectable Asset Purchase Agreement – Related Party

In December 2019, the Company entered into an asset purchase agreement (the “Lindstrom APA”) with Dr. Lindstrom, a former member of its Board of Directors. Pursuant to the terms of the Lindstrom APA, the Company acquired certain intellectual property and related rights from Dr. Lindstrom to develop, formulate, make, sell, and sub-license an ophthalmic injectable product (the “Lindstrom Product”).

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $8,000 and $17,000 in cash during the three and six months ended June 30, 2023, respectively, and $7,000 and $15,000 during the same periods in 2022, respectively. The Company incurred $9,000 and $17,000 for royalty expenses related to the Lindstrom APA during the three and six months ended June 30, 2023, respectively, and $8,000 and $15,000 during the same periods in 2022, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and six months ended June 30, 2023, $192,000 and $485,000 were incurred under these agreements as royalty expenses, respectively, and $297,000 and $510,000 during the same periods in 2022, respectively.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“IHEEZO”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company agreed to pay Sintetica a per unit transfer price to supply IHEEZO, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica was responsible for regulatory filings for IHEEZO in the U.S. As of June 30, 2023 and December 31, 2022, the Company had accrued $5,000,000 under the Sintetica Agreement related to a milestone payment, which was capitalized as an intangible asset.

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

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through June 30, 2023, no amounts have been paid or accrued under the Wakamoto Agreements.

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

Pursuant to a mutual termination agreement entered into on October 7, 2022, the Dexycu Agreement terminated on January 1, 2023. Following the preliminary Hospital Outpatient Prospective Payment System (HOPPS) rule proposed by the Centers for Medicare & Medicaid Services (CMS) in July of 2022, which did not contain an extension of the pass-through payment period for Dexycu beyond December 31, 2022, the Company entered into a Mutual Termination Agreement (the “Termination Agreement”) with Eyepoint on October 7, 2022, pursuant to which Eyepoint and the Company agreed (a) that the Company will continue to support the sale of Dexycu through the fourth quarter of 2022, consistent with the Company’s level of effort during the January through June 2022 period, (b) to decrease the required minimum quarterly sales levels based on Dexycu unit demand for the fourth quarter of 2022, and (c) to terminate the Dexycu Agreement, along with ancillary letter agreements, effective January 1, 2023.

During the three and six months ended June 30, 2022, the Company recorded $1,212,000 and $2,532,000, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company is generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $0 and $130,000 were incurred under these agreements for commission expenses during the three and six months ended June 30, 2023, respectively, and $1,100,000 and $2,147,000 during the same periods in 2022, respectively.

NOTE 17. SEGMENTS AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company has four products that each accounted for more than 10% of total revenues during the three months ended June 30, 2023 and three products that each accounted for more that 10% of total revenues during the six months ended June 30, 2023. The Company had two products that each accounted for more than 10% of total revenues during the three and six months ended June 30, 2022. These products collectively accounted for 48% and 38% of revenues during the three and six months ended June 30, 2023, respectively, and 32% and 32% during the same periods in 2022, respectively.

As of June 30, 2023 and December 31, 2022, accounts receivable from a single customer accounted for 49% and 0% of total accounts receivable, respectively. For the three and six months ended June 30, 2023, revenues from a single customer accounted for 27% and 16% of total revenues, respectively. For the three and six months ended June 30, 2022 no customer exceeded 10% of total revenues.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 80% and 85% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2023, respectively, and 72% and 73% during the same periods in 2022, respectively.

NOTE 18. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2023 through the filing date of this Quarterly Report. Based on its evaluation, no events other than those described below need to be disclosed.

In August 2023, the Company issued 63 shares of common stock and received proceeds of $1,000 upon the exercise of options to purchase 63 shares of common stock with exercise price of $6.85 per share.

Settlement of Performance Stock Units

Effective as of July 18, 2023, the Company settled 1,567,913 outstanding PSUs as a result of the achievement of the total stockholder returns (“TSR”) targets set forth in equity incentive awards previously issued to members of the Company’s management team in 2021 (the “2021 Awards”). The 2021 Awards were separated into four tranches and required that the Company achieve and maintain certain levels of TSR ranging from 50% to 175% per share during the five-year period following the grant date. TSR was based on the aggregate of: (i) the percent increase of the closing price of the Company’s common stock from July 22, 2021; and (ii) any dividends or like stockholder distributions as specified in the PSU agreements. In connection with the settlement of the 2021 Awards, an aggregate of 616,984 shares of the Company’s common stock were withheld by Harrow for payroll tax obligations totaling $11,272,000.

Acquisition of VEVYETM U.S. and Canadian Commercial Rights

In July 2023, the Company acquired commercial rights of VEVYE (cyclosporine ophthalmic solution) 0.1%, an ophthalmic drug product, for the U.S. and Canadian markets (the “VEVYE Acquisition”). The Company acquired the commercial rights to VEVYE by entering into a license agreement with Novaliq GmbH (“Novaliq”). As consideration, the Company has made initial payments to Novaliq totaling $8,000,000 and will pay low double-digit royalties on net sales of VEVYE along with potential commercial milestone payments.

Acquisition of Certain U.S. and Canadian Commercial Rights to Santen and Eyevance Products

In July 2023, the Company entered into an Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and a License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the Santen Agreements, the Company acquired the exclusive commercial rights to assets associated with the following ophthalmic products (collectively, the “Santen Products”):

In the U.S.:

●	FLAREX® (fluorometholone acetate ophthalmic suspension) 0.1%, a corticosteroid prepared as a sterile topical ophthalmic suspension indicated for use in the treatment of steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the eye.

●	NATACYN® (natamycin ophthalmic suspension) 5%, a sterile, antifungal drug for the treatment of fungal blepharitis, conjunctivitis, and keratitis caused by susceptible organisms, including Fusarium solani keratitis.

●	TOBRADEX® ST (tobramycin and dexamethasone ophthalmic suspension) 0.3%/0.05%, a topical antibiotic and corticosteroid combination for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

●	ZERVIATE® (cetirizine ophthalmic solution) 0.24%, a histamine-1 (H1) receptor antagonist indicated for treatment of ocular itching associated with allergic conjunctivitis.

●	FRESHKOTE®, a preservative-free formulation for temporary relief of symptoms of dry eye.

In the U.S. and Canada:

●	VERKAZIA® (cyclosporine ophthalmic emulsion) 0.1%, an orphan designated drug that is a calcineurin inhibitor immunosuppressant indicated for the treatment of vernal keratoconjunctivitis.

In Canada:

●	CATIONORM® PLUS, a preservative-free formulation for dry eye or allergy relief.

The transactions pursuant to the Santen Agreements are referred to in these footnotes as the “Santen Products Acquisition.”

Under the terms of the Santen Agreements, the Company made an initial one-time payment of $8,000,000. In addition, the agreements provide for various one-time milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of Verkazia and high-single digit royalty payments on net sales of Cationorm Plus. Under the Santen Agreements, the Company also assumed certain obligations associated with other third parties that require mid-single digit royalties on sales of Freshkote and Zerviate. Immediately following the closing and subject to certain conditions, for a period that the Company expects to last approximately four months, and prior to the transfer of the Santen Product NDAs and other marketing authorizations to the Company, Santen will continue to sell the Santen Products on the Company’s behalf and transfer the net profit from the sale of the Santen Products to the Company.

Oaktree Credit Agreement Amendment

In July 2023, the Company entered into the First Amendment to Credit Agreement and Guaranty and Consent (the “Oaktree Amendment”) to the Oaktree Loan (see Note 13). Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and the Company made other changes related to the Santen Products Acquisition. Upon satisfaction of certain conditions to funding, the Company drew down a principal amount of $12,500,000 (the “Loan Increase”) to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were provided in the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, the Company has drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan and an additional principal loan amount of up to $35,000,000 remains available to the Company upon the commercialization of TRIESENCE.

Common Stock Offering

In July 2023, the Company closed a public offering of shares of its common stock at an offering price of $17.75 per share (the “Offering”). The Company sold 3,887,324 shares of its common stock in the Offering, resulting in the Company receiving aggregate gross proceeds of $69,000,000, before commissions and other offering expenses.

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

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in the U.S. that are marketed under our Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses In addition, we have non-controlling equity positions in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements. We also own royalty rights in certain drug candidates being developed by Surface and Melt.

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

Recent Developments

The following describes certain developments in 2023 to date that are important to understand our financial condition and results of operations. See the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information about each of these developments.

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

At the beginning of April 2023, we initiated a regional and targeted launch of IHEEZO (chloroprocaine HCL ophthalmic gel) 3%. In early May 2023, our full commercial launch of IHEEZO occurred, with the product being highlighted by our commercial team at the ASCRS (American Society of Cataract and Refractive Surgery) Annual Meeting held May 5 – 8, 2023.

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

We closed the Fab 5 Acquisition on January 20, 2023. Under the terms of the Purchase Agreement, we made a one-time payment of $130,000,000 at closing, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of Triesence. Pursuant to the Purchase Agreement and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that lasted approximately six months, and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to us, Novartis continued to sell the Products on our behalf and transferred the net profit from the sale of the Products to us. Novartis has agreed to supply certain Products to the Company for a period of time after the NDAs are transferred to us and to assist with technology transfer of the Products manufacturing to other third-party manufacturers, if needed.

On April 28, 2023, we transferred the NDAs for ILEVRO, NEVANAC and MAXIDEX. In July 2023, we transferred the NDA for VIGAMOX, and the NDA for TRIESENCE is expected to transfer upon around the timing of its commercial availability.

Oaktree Credit and Guaranty Agreement

On March 27, 2023, we entered into a Credit and Guaranty Agreement (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a loan to us with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, we drew a principal amount of $65,000,000 from the Oaktree Loan and used the net proceeds to repay all amounts owed by us pursuant to the BR Loan. No remaining amounts are due under the BR Loan, and no exit or prepayment fees were paid as a result of the payoff of the B. Riley Loan. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (the “Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE.

On July 18, 2023, we entered into the First Amendment to Credit Agreement and Guaranty and Consent (the “Oaktree Amendment”) to the Oaktree Loan. Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and we made other changes related to the Santen Products Acquisition. Upon satisfaction of certain conditions to funding, we drew down a principal amount of $12,500,000 (the “Loan Increase”) on August 1, 2023 to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were provided in the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, we have drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan and an additional Tranche B loan amount of up to $35,000,000 remains available to us upon the commercialization of TRIESENCE, provided, that if Tranche B is not drawn by the Company on or before March 27, 2024, the amount available under Tranche B decreased to $30,000,000.

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

HROWM – Senior Notes Offering

In December 2022, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, pursuant to which we agreed to sell $35,000,000 aggregate principal amount of 11.875% Senior Notes due 2027 (the “2027 Notes”) plus up to an additional $5,250,000 aggregate principal amount of 11.875% Senior Notes due 2027 pursuant to the option to purchase additional 2027 Notes. In January 2023, the underwriters exercised their option to purchase the additional $5,250,000 aggregate principal amount of 2027 Notes.

Acquisition of VEVYETM U.S. and Canadian Commercial Rights

In July 2023, we acquired commercial rights of VEVYE (cyclosporine ophthalmic solution) 0.1%, an ophthalmic drug product, for the U.S. and Canadian markets (the “VEVYE Acquisition”). VEVYE, which is dispensed topically in a unique ten microliter per one drop and is labeled for twice-daily (BID) dosing, is the first and only cyclosporine-based product indicated for the treatment of both signs and symptoms of dry eye disease (DED). VEVYE was approved on May 30, 2023 by the FDA. We acquired the commercial rights to VEVYE by entering into a license agreement with Novaliq GmbH (“Novaliq”). As consideration, we made initial payments to Novaliq totaling $8,000,000 and will pay low double-digit royalties on net sales of VEVYE along with potential commercial milestone payments.

Acquisition of Certain U.S. and Canadian Commercial Rights to Santen and Eyevance Products

In July 2023, we entered into an Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and a License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the Santen Agreements, we acquired the exclusive commercial rights to assets associated with the following ophthalmic products (collectively, the “Santen Products”):

In the U.S.:

●	FLAREX® (fluorometholone acetate ophthalmic suspension) 0.1%, a corticosteroid prepared as a sterile topical ophthalmic suspension indicated for use in the treatment of steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the eye.

●	NATACYN® (natamycin ophthalmic suspension) 5%, a sterile, antifungal drug for the treatment of fungal blepharitis, conjunctivitis, and keratitis caused by susceptible organisms, including Fusarium solani keratitis.

●	TOBRADEX® ST (tobramycin and dexamethasone ophthalmic suspension) 0.3%/0.05%, a topical antibiotic and corticosteroid combination for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

●	ZERVIATE® (cetirizine ophthalmic solution) 0.24%, a histamine-1 (H1) receptor antagonist indicated for treatment of ocular itching associated with allergic conjunctivitis.

●	FRESHKOTE®, a preservative-free formulation for temporary relief of symptoms of dry eye.

In the U.S. and Canada:

●	VERKAZIA® (cyclosporine ophthalmic emulsion) 0.1%, an orphan designated drug that is a calcineurin inhibitor immunosuppressant indicated for the treatment of vernal keratoconjunctivitis.

In Canada:

●	CATIONORM® PLUS, a preservative-free formulation for dry eye or allergy relief.

The transactions pursuant to the Santen Agreements are referred to in this Quarterly Report as the “Santen Products Acquisition.”

Under the terms of the Santen Agreements, we made an initial one-time payment of $8,000,000. In addition, the Santen Agreements provide for various one-time milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of Verkazia and high-single digit royalty payments on net sales of Cationorm Plus. Under the Santen Agreements, we also assumed certain obligations associated with other third parties that require mid-single digit royalties on sales of Freshkote and Zerviate. Immediately following the closing and subject to certain conditions, for a period that we expect to last approximately four months, and prior to the transfer of the Santen Product NDAs and other marketing authorizations to us, Santen will continue to sell the Santen Products on our behalf and transfer the net profit from the sale of the Santen Products to us.

Common Stock Offering

In July 2023, we closed a public offering of shares of our common stock at an offering price of $17.75 per share (the “Offering”). We sold 3,887,324 shares of our common stock in the Offering, resulting in us receiving aggregate gross proceeds of $69,000,000, before commissions and other offering expenses.

B. Riley Loan and Security Agreement – Paid

On December 14, 2022, we entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as Administrative Agent for the Lenders from time to time party thereto. The proceeds of the Loan Agreement were used to finance the Fab 5 Acquisition.

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

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2023	2022	Variance	2023	2022	Variance
Product sales, net	$29,542,000	$21,518,000	$8,024,000	$49,995,000	$41,858,000	$8,137,000
Commission revenues	-	1,212,000	(1,212,000)	-	2,532,000	(2,532,000)
Transfer of acquired product profit	3,928,000	593,000	3,335,000	9,578,000	1,053,000	8,525,000
Total revenues	$33,470,000	$23,323,000	$10,147,000	$59,573,000	$45,443,000	$14,130,000

The increase in revenues between periods was related to an increase in sales of our branded ophthalmology products, as well as an increase in the transfer of profits related to the Fab 5 Acquisition. This increase in 2023 was offset slightly by a decrease in commissions attributable to sales of Dexycu® (which agreement terminated January 1, 2023) and a decrease in sales from our non-ophthalmology compounded products as a result of our sale of those assets in the fourth quarter of 2022.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory and other related expenses.

The following presents our cost of sales for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2023	2022	Variance	2023	2022	Variance
Cost of sales	$10,000,000	$6,534,000	$3,466,000	$18,271,000	$12,497,000	$5,774,000

The increase in our cost of sales was largely attributable to the amortization of acquired product NDAs which totaled $2,649,000 and $4,694,000 for the three and six months ended June 30, 2023, respectively, compared to $341,000 and $682,000 during the prior year periods, respectively, coupled with lesser increases in expenses associated with unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
Gross profit	$23,470,000	$16,789,000	$6,681,000	$41,302,000	$32,946,000	$8,356,000
Gross margin	70.1%	72.0%	-1.9%	69.3%	72.5%	-3.2%

The decrease in gross margin between the three and six months ended June 30, 2023 and 2022 is primarily attributable to amortization of acquired NDAs from the Fab 5 Acquisition, beginning in January 2023.

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

The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2023	2022	Variance	2023	2022	Variance
Selling, general and administrative	$19,957,000	$14,185,000	$5,772,000	$35,845,000	$27,583,000	$8,262,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in stock-based compensation expense of $3,010,000 and $2,650,000 for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, including new expenses associated with performance stock units granted in April of 2023. Other areas of increased expenses included regulatory enhancements, costs to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of IHEEZO in April 2023.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2023	2022	Variance	2023	2022	Variance
Research and development	$1,161,000	$914,000	$247,000	$1,895,000	$1,572,000	$323,000

The increase in R&D expenses between periods was primarily attributable to increased activity related to product acquisitions, launches and clinical and medical support.

Interest Expense, Net

Interest expense, net was $5,704,000 and $10,451,000 for the three and six months ended June 30, 2023, respectively, compared to $1,794,000 and $3,586,000 for the same periods in 2022, respectively. The increase during the periods ended June 30, 2023 compared to the same periods in 2022 was primarily due to an increase in the outstanding principal amount of our debt obligations.

Equity in Losses of Unconsolidated Entities

During the three and six months ended June 30, 2023, we recorded a loss of $0, related to our share of losses in Melt, compared to $2,646,000 and $5,532,000 for the same periods in 2022, respectively.

Investment Gain (Loss) from Eton

During the three and six months ended June 30, 2023, we recorded a (loss)/gain of $(714,000) and $1,328,000, respectively, related to the change in fair market value of Eton’s common stock compared to losses of $3,449,000 and $3,310,000 for the same periods in 2022, respectively.

Loss on Extinguishment of Debt

During the six months ended June 30, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the payoff of the B. Riley Loan.

Other Expense, Net

During the three and six months ended June 30, 2023, we recorded other expense, net of $178,000 and $149,000, respectively, related primarily to transition services and write-off of inventories associated with the divestment of our non-ophthalmology business.

Liquidity and Capital Resources

Liquidity

Our cash on hand at June 30, 2023 was $22,754,000, compared to $96,270,000 at December 31, 2022.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $22,754,000 at June 30, 2023, along with proceeds received subsequent to June 30, 2023 from the Offering and Oaktree Amendment, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, Melt, and/or any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing drug candidates, compounded formulations and technologies, integrating and developing our operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional drug products, drug candidates, and/or assets or technologies, pharmacies, outsourcing facilities, drug company and manufacturers, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net cash (used in) provided by operating activities	$(3,648,000)	$5,827,000
Net cash used in investing activities	(132,219,000)	(669,000)
Net cash provided by (used in) financing activities	62,351,000	(887,000)
Net change in cash and cash equivalents	(73,516,000)	4,271,000
Cash and cash equivalents at beginning of the period	96,270,000	42,167,000
Cash and cash equivalents at end of the period	$22,754,000	$46,438,000

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $(3,648,000) compared to cash provided by operating activities of $5,827,000 during the same period in the prior year. The increase in net cash used in operating activities between the periods was mainly attributed to an increase in accounts receivable related to payment terms for the profit transfer associated with the Fab 5 Acquisition and branded product sales, which was an increase in our receivables of $12,038,000 during the six months ended June 30, 2023 compared to an increase of $2,314,000 during the six months ended June 30, 2022. The increase in net cash used in operating activities was also attributed to an increase in inventory levels, coupled with operating expenses associated with the commercial launch of IHEEZO and increased costs of goods sold.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $(132,219,000) compared to $(669,000) during the same period in the prior year. Cash used in investing activities in 2023 was primarily associated with the Fab 5 Acquisition. Cash used in investing activities in 2022 was primarily associated with equipment and software purchases.

Financing Activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2023 and 2022 was $62,351,000 and $(887,000), respectively. Cash provided by financing activities during the six months ended June 30, 2023 was primarily related to proceeds received from the sale of the 2027 Notes, and proceeds from the Oaktree Loan. Cash used in financing activities during the six months ended June 30, 2022 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from the employee.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities from our ImprimisRx and branded pharmaceutical businesses, and in 2022 and 2023, proceeds from the sale of senior notes, the Offering and the Oaktree Loan and Oaktree Amendment. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with some or all of the remaining portion of our Eton common stock.

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

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2023, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 4, 2023, the Company amended its License and Supply Agreement originally entered into on July 25, 2021 with Sintetica, S.A. to allow for early payment of commercial related milestones associated with sales of IHEEZO in exchange for an 11% reduction in the milestone amounts.

Item 6. Exhibits

Exhibit Number	Description

10.1*	First Amendment to Credit Agreement and Guaranty and Consent, date July 18, 2023, to the Credit Agreement and Guaranty, dated March 27, 2023, between the Company and Oaktree Fund Administration, LLC.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow Health, Inc.

Dated: August 9, 2023	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

