Form 10-Q
period 2023-09-30
HARROW, INC.
filed 2023-11-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-35814

Harrow, Inc.

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

As of November 13, 2023, there were 35,117,746 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,610,000	$96,270,000
Investment in Eton Pharmaceuticals	8,265,000	5,589,000
Accounts receivable, net	18,468,000	6,249,000
Inventories	8,924,000	6,541,000
Prepaid expenses and other current assets	9,011,000	3,611,000
Total current assets	110,278,000	118,260,000
Property, plant and equipment, net	3,629,000	3,486,000
Capitalized software costs, net	2,151,000	2,112,000
Deferred financing costs	—	1,950,000
Operating lease right-of-use assets, net	6,972,000	7,513,000
Intangible assets, net	162,703,000	23,725,000
Goodwill	332,000	332,000
TOTAL ASSETS	$286,065,000	$157,378,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,772,000	$13,771,000
Accrued payroll and related liabilities	5,319,000	4,025,000
Deferred revenue and customer deposits	153,000	113,000
Current portion of operating lease obligations	785,000	723,000
Total current liabilities	19,029,000	18,632,000
Operating lease obligations, net of current portion	6,735,000	7,332,000
Accrued expenses, net of current portion	2,713,000	—
Notes payable, net of unamortized debt discount	182,186,000	104,174,000
TOTAL LIABILITIES	210,663,000	130,138,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,117,621 and 29,901,530 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	35,000	30,000
Additional paid-in capital	200,478,000	137,058,000
Accumulated deficit	(124,756,000)	(109,493,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	75,757,000	27,595,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	75,402,000	27,240,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,065,000	$157,378,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$31,809,000	$21,575,000	$81,804,000	$63,433,000
Other revenues	2,456,000	1,248,000	12,034,000	4,833,000
Total revenues	34,265,000	22,823,000	93,838,000	68,266,000
Cost of sales	(10,067,000)	(6,721,000)	(28,338,000)	(19,218,000)
Gross profit	24,198,000	16,102,000	65,500,000	49,048,000
Operating expenses:
Selling, general and administrative	21,033,000	15,421,000	56,878,000	43,004,000
Research and development	1,421,000	775,000	3,316,000	2,347,000
Total operating expenses	22,454,000	16,196,000	60,194,000	45,351,000
Income (loss) from operations	1,744,000	(94,000)	5,306,000	3,697,000
Other (expense) income:
Interest expense, net	(5,749,000)	(1,800,000)	(16,200,000)	(5,386,000)
Equity in losses of unconsolidated entities	-	(3,504,000)	-	(9,036,000)
Investment gain (loss) from Eton Pharmaceuticals	1,348,000	(1,031,000)	2,676,000	(4,341,000)
Loss on extinguishment of debt	-	-	(5,465,000)	-
Other expense, net	(195,000)	-	(344,000)	-
Total other expense, net	(4,596,000)	(6,335,000)	(19,333,000)	(18,763,000)
Loss before income taxes	(2,852,000)	(6,429,000)	(14,027,000)	(15,066,000)
Income tax expense	(1,539,000)	(35,000)	(1,236,000)	(75,000)
Net loss attributable to Harrow, Inc.	$(4,391,000)	$(6,464,000)	$(15,263,000)	$(15,141,000)
Basic and diluted net loss per share of common stock	$(0.13)	$(0.24)	$(0.48)	$(0.55)
Weighted average number of shares of common stock outstanding, basic and diluted	34,255,197	27,349,642	31,689,947	27,293,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended September 30, 2023 and 2022

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2021	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	4,054	-	-	-	-	-	-
Exercise of employee stock-based options	92,261	-	7,000	-	7,000	-	7,000
Vesting of RSUs	185,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(109,771)	(1,000)	(875,000)	-	(876,000)	-	(876,000)
Stock-based compensation expense	-	-	5,941,000	-	5,941,000	-	5,941,000
Net loss	-	-	-	(15,141,000)	(15,141,000)	-	(15,141,000)
Balance at September 30, 2022	27,074,307	$27,000	$111,738,000	$(110,548,000)	$1,217,000	$(355,000)	$862,000

Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	219,246	-	270,000	-	270,000	-	270,000
Vesting of RSUs and PSUs	1,810,673	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(711,152)	(1,000)	(12,970,000)	-	(12,971,000)	-	(12,971,000)
Stock-based compensation expense	-	-	11,521,000	-	11,521,000	-	11,521,000
Net loss	-	-	-	(15,263,000)	(15,263,000)	-	(15,263,000)
Balance at September 30, 2023	35,117,621	$35,000	$200,478,000	$(124,756,000)	$75,757,000	$(355,000)	$75,402,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2022	27,069,978	$27,000	$109,806,000	$(104,084,000)	$5,749,000	$(355,000)	$5,394,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	4,054	-	-	-	-	-	-
Exercise of employee stock-based options	275	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,932,000	-	1,932,000	-	1,932,000
Net loss	-	-	-	(6,464,000)	(6,464,000)	-	(6,464,000)
Balance at September 30, 2022	27,074,307	$27,000	$111,738,000	$(110,548,000)	$1,217,000	$(355,000)	$862,000

Balance at June 30, 2023	30,276,938	$30,000	$142,742,000	$(120,365,000)	$22,407,000	$(355,000)	$22,052,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of employee stock-based options	2,430	-	18,000	-	18,000	-	18,000
Vesting of PSUs	1,567,913	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(616,984)	(1,000)	(11,272,000)	-	(11,273,000)	-	(11,273,000)
Stock-based compensation expense	-	-	4,476,000	-	4,476,000	-	4,476,000
Net loss	-	-	-	(4,391,000)	(4,391,000)	-	(4,391,000)
Balance at September 30, 2023	35,117,621	$35,000	$200,478,000	$(124,756,000)	$75,757,000	$(355,000)	$75,402,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,263,000)	$(15,141,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment, and software development costs	1,095,000	1,090,000
Amortization of intangible assets	7,634,000	1,200,000
Amortization of operating lease right-of-use assets	541,000	435,000
Provision for credit losses	68,000	36,000
Amortization of debt issuance costs and debt discount	2,568,000	585,000
Investment (gain) loss from investment in Eton	(2,676,000)	4,341,000
Equity in losses of unconsolidated entities	-	9,036,000
Loss on extinguishment of debt	5,465,000	-
Loss on disposal of intangible assets	22,000	-
Stock-based compensation	11,521,000	5,941,000
Changes in assets and liabilities:
Accounts receivable	(12,287,000)	(2,309,000)
Inventories	(2,383,000)	(1,066,000)
Prepaid expenses and other current assets	(4,079,000)	(716,000)
Accounts payable and accrued expenses	1,584,000	1,534,000
Accrued payroll and related liabilities	1,294,000	352,000
Deferred revenue and customer deposits	40,000	99,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,856,000)	5,417,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patent and trademark assets	-	(19,000)
Purchase of product NDAs, marketing authorizations and patents	(151,084,000)	-
Purchases of property, plant and equipment	(1,266,000)	(1,719,000)
NET CASH USED IN INVESTING ACTIVITIES	(152,350,000)	(1,738,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 11.875% notes payable, net of costs	4,961,000	-
Proceeds from Oaktree Loan, net of costs	73,552,000	-
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(12,971,000)	(876,000)
Proceeds from exercise of stock options	355,000	7,000
Proceeds from B. Riley senior secured note, net of costs	55,879,000	-
Repayment of B. Riley senior secured note	(59,750,000)	-
Proceeds from public offering of common stock, net of costs	64,520,000	-
Payments on finance lease obligations	-	(18,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	126,546,000	(887,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,660,000)	2,792,000
CASH AND CASH EQUIVALENTS, beginning of period	96,270,000	42,167,000
CASH AND CASH EQUIVALENTS, end of period	$65,610,000	$44,959,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$75,000
Cash paid for interest	$12,279,000	$4,851,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred financing costs	$1,950,000	$-
Accrual of exit fee related to Oaktree Loan	$2,713,000	$-
Insurance premium financed	$1,321,000	$906,000
Purchase of intangible asset included in accounts payable and accrued expenses	$-	$5,000,000
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$11,000	$86,000
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$2,188,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2023 and 2022

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow, Inc. (together with its consolidated subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) is a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. The Company owns commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in the U.S. that are marketed under its Harrow name. The Company also owns and operates ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

The Company owns non-controlling equity interests in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow. Harrow also owns royalty rights in various drug candidates being developed by Surface and Melt.

Effective September 29, 2023, the Company changed its corporate name from Harrow Health, Inc. to Harrow, Inc. pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2023 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The accounts receivable balance on the Company’s condensed consolidated balance sheet as of September 30, 2023 was $18,468,000, net of $108,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2023:

Balance at January 1, 2023	$73,000
Change in expected credit losses	68,000
Write-offs, net of recoveries	(33,000)
Balance at September 30, 2023	$108,000

Business Combinations and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether the Company has acquired inputs, process, and output, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

ASC 805, Business Combinations, requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including any contingent assets and liabilities, and any non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. The Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, Business Combinations – Related Issues, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity or a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s financial statements. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired, and liabilities assumed, whichever is more clearly evident and more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

●	Level 1: Applies to assets or liabilities for which there are quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.
●	Level 2: Applies to assets or liabilities for which there are significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3: Applies to assets or liabilities for which there are significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, Level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

At September 30, 2023 and December 31, 2022, the Company measured its investment in Eton Pharmaceuticals, Inc. (“Eton”) on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of September 30, 2023 and December 31, 2022, the fair market value of the Company’s investment in Eton was $8,265,000 and $5,589,000, respectively.

The Company’s 2026 Notes (as defined in Note 13) are carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes (as described in Note 13) are carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 13) is carried at face value less the original issue discount and unamortized debt issuance costs on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The Oaktree Loan is classified as a Level 2 instrument and its fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$73,020,000	$71,760,000	$72,436,000	$71,550,000
2027 Notes	$37,234,000	$41,297,000	$31,738,000	$35,112,000
Oaktree Loan	$71,932,000	$75,973,000	$-	$-

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, unvested PSUs and warrants were 4,588,982 and 5,622,997 at September 30, 2023 and 2022, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at September 30, 2023 and 2022 was 244,352 and 303,454, respectively.

The following table shows the computation of basic net loss per share of common stock for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator – net loss	$(4,391,000)	$(6,464,000)	$(15,263,000)	$(15,141,000)
Denominator – weighted average number of shares outstanding, basic and diluted	34,255,197	27,349,642	31,689,947	27,293,756
Net loss per share, basic and diluted	$(0.13)	$(0.24)	$(0.48)	$(0.55)

Income Taxes

The Company’s effective tax rate was (8.81)% and (0.50)% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

The Company’s effective tax rate was (53.96)% and (0.54)% for the three months ended September 30, 2023, and 2022, respectively. The Company’s effective tax rate for the three months ended September 30, 2023, and 2022 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to IRC Section 162(m) excess officer compensation limitation and share-based compensation and change in valuation allowance.

As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Investment in Eton Pharmaceuticals, Inc.

As of September 30, 2023, the Company owned 1,982,000 shares of Eton common stock (representing less than 10% of the equity interests of Eton as of such date). At September 30, 2023, the fair market value of Eton’s common stock was $4.17 per share. In accordance with ASC 321, Investments — Equity Securities, the Company recorded unrealized holding gains (losses) from its Eton common stock position of $1,348,000 and $2,676,000 during the three and nine months ended September 30, 2023, respectively, and $(1,031,000) and $(4,341,000) during the same periods in 2022, respectively, related to the change in fair market value of its investment in Eton during the measurement period. As of September 30, 2023, the fair market value of the Company’s investment in Eton was $8,265,000.

Investment in Melt Pharmaceuticals, Inc. – Related Party

As of September 30, 2023, the Company owns 3,500,000 shares of common stock of Melt (representing approximately 36% of the equity interests of Melt as of such date). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its common stock investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of September 30, 2023, and at the time of entering into the Melt Loan Agreement (see Note 5), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treats interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduces its investment in Melt accordingly, rather than recording interest income. The Company has no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of September 30, 2023:

	Cost	Share of Equity Method	Paid-in-Kind	In-substance Capital	Net Carrying
	Basis	Losses	Interest	Contributions	Value
Common stock	$5,810,000	$(5,810,000)	$-	$	$-
Note receivable	13,500,000	(13,500,000)	4,265,000	(4,265,000)	-
	$19,310,000	$(19,310,000)	$4,265,000	$(4,265,000)	$-

See Note 5 for more information and related party disclosure regarding Melt.

Investment in Surface Ophthalmics, Inc. – Related Party

As of September 30, 2023, the Company owned 3,500,000 common shares of Surface (representing approximately 20% of the equity interests of Surface as of such date) and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to exercise significant influence over the operating and financial decisions of Surface. Under this method, the Company recognizes earnings and losses in Surface in its condensed consolidated financial statements and adjusts the carrying amount of its investment in Surface accordingly. The Company’s share of earnings and losses are based on the Company’s ownership interest of Surface. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no other investments in Surface and no other requirements to advance funds to Surface.

The following table summarizes the Company’s investment in Surface as of September 30, 2023:

	Cost	Share of Equity	Net Carrying
	Basis	Method Losses	Value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 6 for more information and related party disclosure regarding Surface.

Recently Adopted Accounting Pronouncements

In September 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for the fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of September 30, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Accounting Guidance Issued but Not Adopted at September 30, 2023

In August 2023, FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) and requires joint ventures to initially measure all contributions received upon formation at fair value. The new guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. Joint ventures formed prior to the effective date may elect to apply the new guidance retrospectively back to their original formation date. We will apply the guidance in ASU 2023-05 prospectively to any future arrangements meeting the definition of a joint venture.

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

Revenues From Transfer of Acquired Product Sales and Profits

The Company has entered into agreements whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from other pharmaceutical companies (the “Sellers”). During a temporary, transition period, the Sellers continue to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Sellers and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Sellers invoice the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company uses historical actual experience to estimate Chargebacks associated with the net sales and profit transferred. The estimated Chargebacks are recorded as a reduction in revenues from transfer of acquired product sales and profits in the Company’s condensed consolidated statements of operations, and recorded as a reduction to accounts receivable in the condensed consolidated balance sheets, at the time the revenue is recognized.

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

Non-refundable fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the part of the Company are recognized as revenue when the license term commences and the licensed data, technology, compounded drug preparation and/or other deliverables are delivered. Such deliverables may include physical quantities of compounded drug preparations, design of the compounded drug preparations and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patent applications for such compounded drug preparations. The Company defers recognition of non-refundable fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee and that are separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company’s continued involvement is required, through research and development services that are related to its proprietary know-how and expertise of the delivered technology or can only be performed by the Company, then such non-refundable fees are deferred and recognized over the period of continuing involvement. Guaranteed minimum annual royalties are recognized on a straight-line basis over the applicable term.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales, net	$31,809,000	$21,575,000	$81,804,000	$63,433,000
Commission revenues	-	1,044,000	-	3,576,000
Transfer of acquired product sales/profit	2,456,000	204,000	12,034,000	1,257,000
Total revenues	$34,265,000	$22,823,000	$93,838,000	$68,266,000

Deferred revenue and customer deposits at September 30, 2023 and December 31, 2022 were $153,000 and $113,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2022 were recognized as revenue during the nine months ended September 30, 2023.

NOTE 4. RECENT PRODUCT ACQUISITIONS, LICENSES AND DIVESTITURES

Acquisition of VEVYETM U.S. and Canadian Commercial Rights

In July 2023, the Company acquired commercial rights of VEVYE (cyclosporine ophthalmic solution) 0.1%, an ophthalmic drug product, for the U.S. and Canadian markets (the “VEVYE Acquisition”). The Company acquired the commercial rights to VEVYE by entering into a license agreement with Novaliq GmbH (“Novaliq”). As consideration, the Company made initial payments to Novaliq totaling $8,000,000 and will pay low double-digit royalties on net sales of VEVYE along with potential commercial milestone payments.

The Company accounted for the VEVYE Acquisition as an acquisition of assets and capitalized the initial payments of $8,000,000 and costs of $70,000 associated with the transaction.

Acquisition of Certain U.S. and Canadian Commercial Rights to Santen and Eyevance Products

In July 2023, the Company entered into an Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and a License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the Santen Agreements, the Company acquired the exclusive commercial rights to assets associated with the following ophthalmic products (collectively, the “Santen Products”): FLAREX, NATACYN, ZERVIATE, VERKAZIA and FRESHKOTE in the US, and VERKAZIA and CATIONORM PLUS in Canada.

The transactions pursuant to the Santen Agreements are referred to in these notes as the “Santen Products Acquisition.”

Under the terms of the Santen Agreements, the Company made an initial one-time payment of $8,000,000. In addition, the Santen Agreements provide for various one-time contingent milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of VERKAZIA and high-single digit royalty payments on net sales of CATIONORM PLUS. Under the Santen Agreements, the Company also assumed certain obligations associated with other third parties that require mid-single digit royalties on sales of FRESHKOTE and ZERVIATE. Immediately following the closing and subject to certain conditions, prior to the transfer of the Santen Products new drug applications (“NDAs”) and other marketing authorizations to the Company, Santen continued to sell the Santen Products on the Company’s behalf and transfer the net profit from the sale of the Santen Products to the Company. See Note 18 regarding the transfer of certain marketing authorizations of the Santen Products.

The assets acquired in the Santen Products Acquisition are identifiable intangible asset groups in similar asset classes and all directly related to the product NDAs and marketing authorizations acquired. The developed technology is within one major intangible asset class. No workforce/employees were included in the Santen Products Acquisition and the Company is required to utilize its own business inputs/processes to transfer and commercialize the Santen Products.

The Company incurred $139,000 in costs associated with the Santen Products Acquisition, and including such acquisition costs, the payment of $8,000,000 at closing and a near term milestone of $500,000. The total purchase price of the Santen Products Acquisition was $8,639,000 and was accounted for as an asset acquisition. At the time of the Santen Products Acquisition and as of September 30, 2023, the remaining contingent consideration due was not considered probable and reasonably estimable and therefore, no amount was included in the purchase price of the Santen Products Acquisition. At the time the contingent consideration due becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price.

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

Under the terms of the Fab 5 APA, the Company made a one-time payment of $130,000,000 at closing in January 2023, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Fab 5 APA and various ancillary agreements, immediately following the closing and subject to certain conditions and prior to the transfer of the Fab 5 Products NDAs to the Company, Novartis will continue to sell the Fab 5 Products on the Company’s behalf and transfer the net profit from the sale of the Fab 5 Products to the Company. Novartis has agreed to supply certain Fab 5 Products to the Company for a period of time after the NDAs are transferred and to assist with technology transfer of the Fab 5 Products manufacturing to other third-party manufacturers, if needed.

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

The Company incurred $558,000 in costs associated with the Fab 5 Acquisition and including such acquisition costs and the payment of $130,000,000 at closing. The total purchase price of the Fab 5 Acquisition was $130,558,000 and was accounted for as an asset acquisition. At the time of the Fab 5 Acquisition and as of September 30, 2023, the contingent consideration due related to the commercial availability of TRIESENCE was not considered probable and reasonably estimable and, therefore, no amount was included in the purchase price of the Fab 5 Acquisition. At the time the contingent consideration due related to the commercial availability of TRIESENCE becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price. The Company does not consider any amounts related to TRIESENCE to be in-process research and development (IPR&D) as considered within the scope of ASC 730, Research and Development.

Divestiture of Non-Ophthalmic Assets

In October 2022, wholly-owned subsidiaries of the Company (collectively, “Imprimis”) entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). Under the terms of the RPC Agreement, Imprimis agreed to sell substantially all of its assets associated with its non-ophthalmology related compounding product line, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to nine of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. Under the terms of the RPC Agreement, the Buyer paid Imprimis an aggregate cash amount of $6,000,000 in October 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to Imprimis based on mutually agreed upon revenue milestones during the calendar year 2023 (the “Contingent Amount”). During the year ended December 31, 2022, no amount related to the Contingent Amount was recognized by the Company. The Company will recognize a gain related to the Contingent Amount if/when the contingency (in this case, revenue thresholds for 2023) become likely and reasonably estimable.

In connection with the RPC Agreement, Imprimis entered into a separate transition services agreement (the “RPC TSA”) with the Buyer related to providing ongoing services associated with the RPC Assets, such as procuring and dispensing prescription orders, providing accounting and billing services and collecting accounts receivable. Imprimis provided transition services to the Buyer for approximately nine months following the effective date of the RPC Agreement and expects to wind down transition services in subsequent periods. The Company collected and will continue to collect cash on behalf of the Buyer for revenue generated by sales of RPC Assets from October 2022 through the transition period and the Company is obligated to transfer cash generated by such sales to the Buyer. The Company’s condensed consolidated balance sheet as of September 30, 2023 includes accounts receivable of $59,000 for cash to be collected on behalf of the Buyer for sales of RPC Assets sold through September 30, 2023.

There were no amount due from the Buyer for reimbursement of services performed under the RPC TSA as of September 30, 2023. The receivable amount of $59,000 was additionally recorded within accrued expenses on the condensed consolidated balance sheet as of September 30, 2023, and represents a payable to the Buyer. The Company recorded a loss from the RPC TSA and disposition and sale of certain related assets and unusable inventory of $159,000 and $330,000 during the three and nine months ended September 30, 2023, respectively, which is presented in other expense, net on the condensed consolidated statements of operations.

NOTE 5. INVESTMENT IN AND NOTE RECEIVABLE FROM MELT PHARMACEUTICALS, INC. - RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement (the “Melt APA”) with Melt. Pursuant to the terms of the Melt APA, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt APA, Melt is required to make mid-single digit royalty payments to the Company on net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions.

In February 2019, the Company entered into a Management Service Agreement with Melt (the “Melt MSA”), whereby the Company provided to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt was required to pay the Company a monthly amount of $10,000. The Melt MSA was terminated effective July 1, 2023. During the three and nine months ended September 30, 2023 and 2022, the Company recorded $0 and $89,000, and $30,000 and $100,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company was due $228,000 and $139,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. The Company made a cash advance to Melt of $500,000 and Melt repaid the $500,000 cash advance during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, Melt sold approximately 2,000,000 shares of its Series B Preferred Stock and raised over $17,000,000 in gross proceeds from third party investors.

The Company’s Chief Executive Officer, Mark L. Baum, was previously a member of the Melt board of directors until his resignation during the year ended December 31, 2021. Mr. Baum re-joined the Melt board of directors in January 2023. At the time Mr. Baum re-joined, the Melt board of directors consisted of five members, including Mr. Baum, who is the only representative of the Company on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Nine Months Ended September 30,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(3,663,000)	$(9,064,000)
Net loss	$(5,407,000)	$(10,562,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At September 30,	At December 31,
	2023	2022
Current assets	$13,011,000	$655,000
Non-current assets	31,000	107,000
Total assets	$13,042,000	$762,000

Total liabilities	$20,733,000	$19,056,000
Total preferred stock and stockholders’ deficit	(7,691,000)	(18,294,000)
Total liabilities and stockholders’ deficit	$13,042,000	$762,000

Melt Note Receivable

On September 1, 2021, the Company entered into a loan and security agreement in the principal amount of $13,500,000 (the “Melt Loan Agreement”), as lender, with Melt, as borrower. Amounts borrowed under the Melt Loan Agreement bear interest at 12.50% per annum, which interest can be paid in-kind at the option of Melt until the maturity date. The Melt Loan Agreement permits Melt to pay interest only on the principal amount loaned thereunder through the term and all amounts owed were previously due and payable on September 1, 2022. In April 2022, the Company entered into a First Amendment and in September 2022, a Second Amendment (together, the “Amendments”) to the Melt Loan Agreement. The Amendments (i) extended the maturity date of the Melt Loan Agreement to September 1, 2023, which can be extended further to September 1, 2026 upon Melt completing a qualifying financing of a minimum amount of $10,000,000 from third-party investors, (ii) added conditions related to minimum cash amounts following a qualifying financing, and (iii) clarified the definition of material adverse effects. Melt may elect to prepay all, but not less than all, of the amounts owed prior to the maturity date at any time without penalty.

Melt has granted the Company a security interest in substantially all of its personal property, rights and assets, including intellectual property rights, to secure the payment of all amounts owed under the Melt Loan Agreement. The Melt Loan Agreement contains customary representations, warranties and covenants, including covenants by Melt limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, and transactions with affiliates. The Melt Loan Agreement includes customary events of default, and upon the occurrence of an event of default (subject to cure periods for certain events of default), all amounts owed by Melt thereunder may be declared immediately due and payable by the Company, and the interest rate on the loan may be increased by 3% per annum. The Melt Loan Agreement is currently in default due to non-payment on September 1, 2023. The Company and Melt are involved in ongoing discussions to resolve the default.

In connection with the Melt Loan Agreement, the Company and Melt entered into a Right of First Refusal Agreement providing the Company with the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of Melt’s drug candidates for a period of five years following the effective date of the Melt Loan Agreement.

The net funds received by Melt excluded $908,000 owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable. As of September 30, 2023 and December 31, 2022, aggregate principal and accrued interest payable to the Company pursuant to the Melt Loan Agreement amounted to $17,765,000 and $15,984,000, respectively. In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the carrying amount of the note receivable has been reduced by the Company’s allocated share of Melt’s losses based on its ownership of Melt’s total indebtedness (see Note 2).

NOTE 6. INVESTMENT IN SURFACE OPHTHALMICS, INC. - RELATED PARTY TRANSACTIONS

The Company entered into an asset purchase and license agreement with Surface in 2017 and amended it in April 2018 (together, the “Surface License Agreements”). Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights associated with Surface’s drug candidates (collectively, the “Surface Products”). Surface is required to make mid-single digit royalty payments to the Company on net sales of the Surface Products while any patent rights remain outstanding.

As of September 30, 2023, the Company owned 3,500,000 shares of Surface common stock. Perry J. Sternberg, a director of the Company, is a director of Surface. Mark L. Baum, who is the Company’s Chief Executive Officer, was previously a member of the Surface board of directors and resigned from his position as a director of Surface on March 31, 2023.

The unaudited condensed results of operations information of Surface is summarized below:

	For the Nine Months Ended September 30,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(4,723,000)	$(5,338,000)
Net loss	$(4,463,000)	$(5,338,000)

The unaudited condensed balance sheet information of Surface is summarized below:

	At September 30,	At December 31,
	2023	2022
Current assets	$11,140,000	$15,350,000
Non-current assets	780,000	652,000
Total assets	$11,920,000	$16,002,000

Total liabilities	$1,392,000	$1,586,000
Total preferred stock and stockholders’ equity	10,528,000	14,416,000
Total liabilities and stockholders’ equity	$11,920,000	$16,002,000

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Raw materials	$5,289,000	$3,707,000
Work in progress	113,000	38,000
Finished goods	3,522,000	2,796,000
Total inventories	$8,924,000	$6,541,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$1,817,000	$858,000
Prepaid computer software licenses and related expenses	768,000	1,165,000
Due from Melt Pharmaceuticals	228,000	139,000
Other prepaid expenses	1,766,000	937,000
Prepaid Prescription Drug User fees	4,314,000	394,000
Deposits and other current assets	118,000	118,000
Total prepaid expenses and other current assets	$9,011,000	$3,611,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Property, plant and equipment, net:
Computer hardware	$1,228,000	$979,000
Furniture and equipment	915,000	860,000
Lab and pharmacy equipment	4,636,000	4,259,000
Leasehold improvements	6,654,000	6,449,000
	13,433,000	12,547,000
Accumulated depreciation	(9,804,000)	(9,061,000)
	$3,629,000	$3,486,000

For the three and nine months ended September 30, 2023, depreciation related to the property, plant and equipment was $290,000 and $743,000, respectively, compared to $171,000 and $928,000 during the same periods in 2022, respectively.

NOTE 10. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Capitalized software costs
Capitalized internal-use software development costs	$2,746,000	$1,413,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	2,905,000	1,572,000
Accumulated amortization	(1,145,000)	(793,000)
Capitalized internal-use software in process	391,000	1,333,000
	$2,151,000	$2,112,000

The Company recorded amortization expense of $115,000 and $352,000 related to capitalized software costs during the three and nine months ended September 30, 2023, respectively, and $76,000 and $162,000 during the same periods in 2022, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2023 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Disposal	Net Carrying Value
Patents	17-19	$980,000	$(226,000)	$-	$754,000
Licenses	20	100,000	(30,000)	(22,000)	48,000
Trademarks	Indefinite	268,000	-	-	268,000
Acquired NDAs	4-15	170,353,000	(8,889,000)	-	161,464,000
Customer relationships	3-15	596,000	(498,000)	-	98,000
Trade name	5	75,000	(5,000)	-	70,000
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$172,430,000	$(9,705,000)	$(22,000)	$162,703,000

Amortization expense for intangible assets for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Patents	$22,000	$22,000	$65,000	$65,000
Licenses	2,000	2,000	7,000	13,000
Acquired NDAs	2,551,000	341,000	7,526,000	1,023,000
Customer relationships	9,000	33,000	36,000	99,000
	$2,584,000	$398,000	$7,634,000	$1,200,000

Estimated future amortization expense for the Company’s intangible assets at September 30, 2023 was as follows:

Remainder of 2023	$2,458,000
2024	13,792,000
2025	13,792,000
2026	13,792,000
2027	13,501,000
Thereafter	105,100,000
$162,435,000

There were no changes to the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2023 and 2022.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$6,025,000	$6,440,000
Income tax payable	1,221,000	-
Accrued insurance premium	1,321,000	575,000
Accrued IHEEZO milestone payments	-	5,000,000
Accrued litigation settlements	49,000	49,000
Accrued RPC transition payments (see Note 4)	59,000	453,000
Accrued managed care commercial rebates	2,118,000	-
Accrued interest (see Note 13)	1,979,000	1,254,000
Accrued exit fee for note payable (see Note 13)	2,713,000	-
Total accounts payable and accrued expenses	$15,485,000	$13,771,000
Less: current portion	(12,772,000)	(13,771,000)
Non-current total accrued expenses	$2,713,000	$-

The Company financed all insurance policies for the policy terms of August 17, 2022 through August 16, 2023 and August 17, 2023 through August 16, 2024. The financing agreements have an interest rate of 4.13% and 7.48% per annum, respectively, and require eight monthly payments of $114,000 and nine monthly payments of $169,000, respectively.

NOTE 13. DEBT

Oaktree Loan Due 2026

In March 2023, the Company entered into a Credit Agreement and Guaranty, (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000 (“Tranche A”) from the Oaktree Loan and used the net proceeds to repay all amounts owed by the Company pursuant to the Loan and Security Agreement the Company previously entered into with B. Riley Commercial Capital, LLC on December 14, 2022 (the “B. Riley Loan”) – see subheading B. Riley Loan and Security Agreement – Paid in Full within this Note 13. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE. If Tranche B is not drawn by the Company on or before March 27, 2024, the amount available under Tranche B will be decreased to $30,000,000.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate plus 6.5% per annum (totaling 11.90% at September 30, 2023). From proceeds, the Company paid fees, and offering expenses, and the Oaktree Loan was issued at an original issue discount of $3,415,000, in aggregate. The Oaktree Loan also carries an exit fee equal to 3.5% of the aggregate principal amount owed and the Company accrued $2,275,000 related to the exit fee. The original issue discount, fees and expenses (including the exit fee) are being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires quarterly interest-only payments with all of the unpaid principal, interest and fees due on the maturity date, January 19, 2026.

In July 2023, the Company entered into the First Amendment to Credit Agreement and Guaranty and Consent (the “Oaktree Amendment”) to the Oaktree Loan. Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and the Company made other changes related to the Santen Products Acquisition (see Note 4). Upon satisfaction of certain conditions to funding, the Company drew down a principal amount of $12,500,000 (the “Loan Increase”) to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were made pursuant to the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, the Company has drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan and an additional principal loan amount of up to $35,000,000 remains available to the Company upon the commercialization of TRIESENCE. The Oaktree Loan exit fee was increased from $2,275,000 to $2,713,000 pursuant to the Oaktree Amendment. The exit fee is equal to 3.50% of the amended aggregate principal amount owed and the Company accrued an additional $438,000 in the three months ended September 30, 2023 related to the exit fee.

The Oaktree Loan contains customary guarantees and covenants, including financial covenants related to minimum liquidity and minimum net revenues. At September 30, 2023, the Company was in compliance with these covenants. As of the end of the fiscal quarter ending December 31, 2024, if the Company’s Total Leverage Ratio (as defined in the Oaktree Loan) is greater than or equal to five times, but less than seven times, the Company will be required to issue to Oaktree warrants to purchase 375,000 shares of the Company’s common stock, and if the Total Leverage Ratio is greater than or equal to seven times, the Company will be required to issue to Oaktree warrants to purchase an additional 375,000 shares of the Company’s common stock (equaling 750,000 shares in aggregate). If the Total Leverage Ratio as of the end of the fiscal quarter ending December 31, 2024 is less than five times, no warrants will be issued to Oaktree. Based on current projections, the Company does not expect to issue any warrants related to the Oaktree Loan.

Interest expense related to the Oaktree Loan totaled $2,995,000 and $5,660,000 for the three and nine months ended September 30, 2023, respectively, and included the amortization of debt issuance costs and discount of $567,000 and $1,093,000, respectively.

HROWM - 11.875% Senior Notes Due 2027

In December 2022 and in January 2023, the Company closed an offering of $35,000,000 and $5,250,000, respectively, aggregate principal amount of 11.875% senior notes due in December 2027 (the “2027 Notes”). The 2027 Notes were sold to investors at a par value of $25.00 per 2027 Note, and the offering resulted in net proceeds to the Company of approximately $36,699,000 after deducting underwriting discounts and commissions and other offering expenses of $3,551,000.

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

Interest expense related to the 2027 Notes totaled $1,375,000 and $4,141,000 for the three and nine months ended September 30, 2023, respectively, and included amortization of debt issuance costs and debt discount of $180,000 and $556,000, respectively.

Our Chief Executive Officer, Mark L. Baum, Chief Financial Officer, Andrew R. Boll, and former directors R. Lawrence Van Horn and Dr. Richard Lindstrom, in the aggregate, purchased $950,000 in principal amount of the 2027 Notes at the time of their offering.

HROWL – 8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000,000 aggregate principal amount of 8.625% senior notes due April 2026, and in May 2021 issued an additional $5,000,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per April Note and the offering resulted in net proceeds to the Company of approximately $51,909,000 after deducting underwriting discounts and commissions and other offering expenses of $3,091,000. In September 2021, in a further issuance of the April Notes, the Company sold an additional $20,000,000 aggregate principal amount of such notes (the “September Notes,” and together with the April Notes, the “2026 Notes”), at a price of $25.75 per September Note, with interest of $278,000 on the September Notes being accrued from April 20, 2021, the date of issuance of the April Notes. The September offering resulted in net proceeds to the Company of approximately $19,164,000 after deducting underwriting discounts and commissions and other offering expenses of $1,158,000 and a premium on note issuance of $322,000. The September Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The 2026 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. The 2026 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2026 Notes bear interest at a rate of 8.625% per annum. Interest on the 2026 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The 2026 Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the 2026 Notes using the effective interest rate method.

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

Interest expense related to the 2026 Notes totaled $1,814,000 and $5,436,000 and $1,814,000 and $5,436,000 for the three and nine months ended September 30, 2023 and 2022, respectively, and included amortization of debt issuance costs and discounts of $197,000 and $585,000 and $197,000 and $585,000 for three and nine months ended September 30, 2023 and 2022, respectively.

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

Interest expense related to the BR Loan totaled $1,565,000 for the nine months ended September 30, 2023, and included amortization of debt issuance costs and debt discount of $356,000. The Company recorded a loss of $5,465,000 related to the early extinguishment of debt associated with the BR Loan.

A summary of the Company’s debt at September 30, 2023 and December 31, 2022 is described as follows:

	September 30,	December 31,
	2023	2022
8.625% Senior Notes, due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes, due December 2027	40,250,000	35,000,000
Oaktree Loan, due January 2026	77,500,000	-
	192,750,000	110,000,000
Less: Unamortized debt issuance costs	(10,564,000)	(5,826,000)
	$182,186,000	$104,174,000

For the three and nine months ended September 30, 2023, the total effective interest rate of the Company’s debt was 10.78%, and 10.91%, respectively, and 8.88% and 8.96% for the same periods in the prior year, respectively.

At September 30, 2023, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2023	$5,347,000
2024	21,159,000
2025	20,550,000
2026	159,894,000
2027	45,030,000
Total minimum payments	251,980,000
Less: amount representing interest payments	(59,230,000)
Notes payable, gross principal amount due	192,750,000
Less: unamortized debt issuance costs, net of premium	(10,564,000)
Notes payable, net of unamortized debt issuance costs	$182,186,000

NOTE 14. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in March 2025.

●	An operating lease for 35,326 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, and another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, which commenced in January 2020 and will expire in December 2024, with an option to extend the term for two additional five-year periods.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in September 2022 and will expire in September 2027.

At September 30, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.60% and 10.54 years, respectively.

During the three and nine months ended September 30, 2023, cash paid for amounts included for the operating lease liabilities was $310,000 and $921,000, respectively, and $249,000 and $622,000 during the same periods in 2022, respectively. During the three and nine months ended September 30, 2023 and 2022, the Company recorded operating lease expense of $309,000 and $926,000 and $309,000 and $809,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of September 30, 2023 were as follows:

Operating Leases
Remainder of 2023	$310,000
2024	1,262,000
2025	1,093,000
2026	1,114,000
2027	972,000
Thereafter	5,829,000
Total minimum lease payments	10,580,000
Less: amount representing interest payments	(3,060,000)
Total operating lease obligations	7,520,000
Less: current portion, operating lease obligations	(785,000)
Operating lease obligations, net of current portion	$6,735,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In July 2023, the Company closed a public offering of shares of its common stock at an offering price of $17.75 per share (the “Offering”). The Company sold 3,887,324 shares of its common stock in the Offering, resulting in the Company receiving aggregate net proceeds of $64,520,000, after deducting underwriting discounts and commissions and other offering expenses of $4,480,000.

In July 2023, the Company settled 1,567,913 outstanding PSUs as a result of the achievement of the total stockholder returns (“TSR”) targets set forth in equity incentive awards (the “PSU Agreements”) previously issued to members of the Company’s management team in 2021 (the “2021 Awards”). The 2021 Awards were separated into four tranches and required that the Company achieve and maintain certain levels of TSR ranging from 50% to 175% per share during the five-year period following the grant date. TSR was based on the aggregate of: (i) the percent increase of the closing price of the Company’s common stock from July 22, 2021; and (ii) any dividends or like stockholder distributions as specified in the PSU Agreements. In connection with the settlement of the 2021 Awards, an aggregate of 616,984 shares of the Company’s common stock was withheld by Harrow for payroll tax obligations totaling $11,273,000.

During the nine months ended September 30, 2023, the Company issued 131,760 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 13,123 RSUs during the nine months ended September 30, 2023, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

During the nine months ended September 30, 2023, the Company issued 61,934 shares of common stock and received proceeds of $355,000 upon the exercise of options to purchase 61,934 shares of common stock with exercise prices ranging from $1.70 to $8.50 per share.

During the nine months ended September 30, 2023, the Company issued 62,367 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 180,000 shares at an exercise price of $8.99 per share. The Company withheld from Mr. Baum 77,167 shares as consideration for the cashless exercise and an additional 40,466 shares for payroll tax obligations totaling $849,000.

During the nine months ended September 30, 2023, the Company issued 55,558 shares of common stock to Andrew R. Boll, the Company’s Chief Financial Officer, upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $6.00 per share. The Company withheld from Mr. Boll 25,521 shares as consideration for the cashless exercise and an additional 8,921 shares for payroll tax obligations totaling $189,000.

During the nine months ended September 30, 2023, upon vesting of 23,000 RSUs granted in January 2020 to Andrew R. Boll, the Company’s Chief Financial Officer, the Company issued 13,398 shares of common stock to Mr. Boll, net of 9,602 shares of common stock withheld for payroll tax withholdings totaling $142,000.

During the nine months ended September 30, 2023, upon vesting of 88,000 RSUs granted in January 2020 to Mark L. Baum, the Company’s Chief Executive Officer, the Company issued 52,821 shares of common stock to Mr. Baum, net of 35,179 shares of common stock withheld for payroll tax withholdings totaling $519,000.

During the nine months ended September 30, 2023, 43,130 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares were deferred until the applicable director ceased providing services to the Company.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan; however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On September 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on September 3, 2021 (as amended, the “2017 Plan” and together with the 2007 Plan, the “Plans”). As of September 30, 2023, the 2017 Plan provided for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purposes of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the IRC of 1986, as amended, non-qualified stock options, restricted stock units, performance stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 490,493 shares available for future issuances under the 2017 Plan at September 30, 2023.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2023	3,027,701	$5.90
Options granted	95,500	$19.54
Options exercised	(331,934)	$7.55
Options cancelled/forfeited	(76,175)	$6.85
Options outstanding – September 30, 2023	2,715,092	$6.15	4.18	$32,347,000
Options exercisable	2,436,946	$5.51	3.65	$30,441,000
Options vested and expected to vest	2,676,550	$6.06	4.11	$32,114,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on September 30, 2023, based on the closing price of the Company’s common stock of $14.37 on that date.

During the nine months ended September 30, 2023, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the nine months ended September 30, 2023 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2023	2022
Weighted-average fair value of options granted	$11.89	$4.49
Expected terms (in years)	5.50-6.11	6.11
Expected volatility	68-70%	68-70%
Risk-free interest rate	3.59-4.14%	1.54-3.19%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	295,852	4.20	$1.72	295,852	$1.72
$2.23	285,000	3.34	$2.23	285,000	$2.23
$2.40 - $2.60	24,068	3.27	$2.58	24,068	$2.58
$3.95	310,000	2.50	$3.95	310,000	$3.95
$4.08 - $5.72	123,225	4.67	$5.28	115,475	$5.25
$6.30	285,000	5.39	$6.30	285,000	$6.30
$6.75 - $7.26	105,062	8.32	$6.96	33,720	$6.96
$7.30	274,500	6.26	$7.30	274,500	$7.30
$7.37 - $7.79	238,712	4.43	$7.53	170,155	$7.50
$7.87 - $25.86	773,673	3.28	$9.43	643,176	$7.89
$1.47 - $25.86	2,715,092	4.18	$6.15	2,436,946	$5.51

As of September 30, 2023, there was approximately $1,781,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.82 years. The stock-based compensation for all stock options was $154,000 and $617,000 during the three and nine months ended September 30, 2023, respectively, and $241,000 and $771,000 during the same periods in 2022, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2023 was $4,399,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

During the nine months ended September 30, 2023, the Company’s board of directors were granted an aggregate 41,301 time-based vesting RSUs with a fair market value of $800,000, which vest in equal quarterly installments over one year.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2023	493,806	$7.99
RSUs granted	54,424	$16.54
RSUs vested	(167,253)	$8.13
RSUs cancelled/forfeited	(75,000)	$5.83
RSUs unvested - September 30, 2023	305,977	$9.96

As of September 30, 2023, the total unrecognized compensation expense related to unvested RSUs was approximately $1,041,000, which is expected to be recognized over a weighted-average period of 0.40 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2023 was $374,000 and $789,000, respectively, and $427,000 and $1,378,000 during the same periods in 2022, respectively.

Performance Stock Units

In April 2023, the Company granted an aggregate of 1,567,913 PSUs to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, Chief Commercial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2023 PSUs”). The vesting of the 2023 PSUs require (i) a minimum of a two-year service period, and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets ranging between $25.00 to $50.00 per share, separated into four separate tranches as described further in the table below.

Tranche	Number of Shares	Target Share Price*
Tranche 1	223,988	$25.00
Tranche 2	335,981	$35.00
Tranche 3	447,975	$45.00
Tranche 4	559,969	$50.00

*	Target Share Price assumes that no dividends or like distributions are made to stockholders of the Company. If such distributions are made, the Target Share Price would decrease accordingly, to the benefit of the employee, to account for the dividend/distribution as a part of the Target Share Price.

The aggregate fair value of the 2023 PSUs was $29,106,000 using a Monte Carlo Simulation with a five-year life, 65% volatility and a risk free interest rate of 10.34%. This amount is being amortized over a two-year derived service period.

A summary of the Company’s PSU activity and related information for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2023	1,567,913	$6.45
PSUs granted	1,567,913	$18.56
PSUs vested	(1,567,913)	$6.45
PSUs cancelled/forfeited	-	$-
PSUs unvested – September 30, 2023	1,567,913	$18.56

As of September 30, 2023, the total unrecognized compensation expense related to unvested PSUs was approximately $21,829,000, which is expected to be recognized over a weighted-average period of 1.51 years, based on estimated and actual vesting schedules of the applicable PSUs. The stock-based compensation for PSUs during the three and nine months ended September 30, 2023 was $3,948,000 and $10,115,000, respectively, and $1,264,000 and $3,792,000 during the same periods in 2022, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Employees – selling, general and administrative	$3,784,000	$1,611,000	$9,719,000	$4,942,000
Employees – research and development	475,000	163,000	1,224,000	525,000
Directors – selling, general and administrative	200,000	125,000	528,000	337,000
Consultants – selling, general and administrative	17,000	33,000	50,000	137,000
Total	$4,476,000	$1,932,000	$11,521,000	$5,941,000

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

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of the matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company faces often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of the matters (whether discussed in this footnote or not) currently pending may have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). ImprimisRx is seeking damages from OSRX. Since July 2021, the complaint has been amended and OSRX added counterclaims alleging ImprimisRx, LLC is violating the Lanham Act with false advertising. Both parties are seeking damages from the other. The Company expects the trial to take place in 2024.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50,000 upon execution of the Klarity License Agreement, (ii) a second payment of $50,000 following the first $50,000 in net sales of the Klarity Product; and (iii) a final payment of $50,000 following the first $100,000 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Payments totaling $0 and $146,000 were made during the three and nine months ended September 30, 2023, respectively, compared to $77,000 and $199,000 during the same periods in 2022, respectively. Royalty expenses were $71,000 and $220,000 during the three and nine months ended September 30, 2023, respectively, compared to $67,000 and $244,000 during the same periods in 2022, respectively, and were included in accounts payable to Dr. Lindstrom.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 that was due upon execution of the Lindstrom APA. Dr. Lindstrom was paid $0 and $17,000 in cash during the three and nine months ended September 30, 2023, respectively, and $8,000 and $23,000 during the same periods in 2022, respectively. The Company incurred $9,000 and $26,000 for royalty expenses related to the Lindstrom APA during the three and nine months ended September 30, 2023, respectively, and $9,000 and $24,000 during the same periods in 2022, respectively.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and nine months ended September 30, 2023, $220,000 and $705,000 were incurred under these agreements as royalty expenses, respectively, and $185,000 and $695,000 during the same periods in 2022, respectively.

Sintetica Agreement

In July 2021, the Company entered into a License and Supply Agreement (the “Sintetica Agreement”) with Sintetica S.A. (“Sintetica”), pursuant to which Sintetica granted the Company the exclusive license and marketing rights to its patented ophthalmic drug candidate (“IHEEZO”) in the U.S. and Canada.

Pursuant to the Sintetica Agreement, the Company agreed to pay Sintetica a per unit transfer price to supply IHEEZO, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) that was due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica was responsible for regulatory filings for IHEEZO in the U.S. As of September 30, 2023, the Company had paid all milestone amounts due under the Sintetica Agreement, and all commercial milestones were previously capitalized as an intangible asset. In August 2023, the Company amended the Sintetica Agreement to allow for early payment of previously accrued amounts for commercial related milestones associated with sales of IHEEZO in exchange for a $550,000 reduction in the milestone amounts due, and as a result of this amendment, the Company reduced the intangible asset value associated with IHEEZO by $550,000 and paid the remaining commercial milestone amount of $4,450,000 during the three and nine months ended September 30, 2023.

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

Pursuant to the Wakamoto Agreements, Wakamoto will supply MAQ-100 to the Company, and the Company will pay Wakamoto a per unit transfer price to supply MAQ-100. In addition, the Company is required to pay Wakamoto various one-time milestone payments totaling up to $2,000,000 upon the achievement of certain regulatory milestones and up to $6,200,000 upon the achievement of certain commercial milestones. Under the terms of the Wakamoto Agreements, the Company will be responsible for regulatory filings and fees for MAQ-100 in the U.S. and Canada. Through September 30, 2023, no amounts have been paid or accrued under the Wakamoto Agreements.

Subject to certain limitations, the term of the Wakamoto Agreements is for five years from the date of the FDA’s market approval of MAQ-100 and may be extended for a five-year period if certain unit sales thresholds are met.

Eyepoint Commercial Alliance Agreement – Terminated

In August 2020, the Company, through its wholly owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% (“DEXYCU”) for the treatment of post-operative inflammation following ocular surgery in the United States. Pursuant to the Dexycu Agreement, Eyepoint pays the Company a fee calculated based on the quarterly sales of DEXYCU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company agreed to use commercially reasonable efforts to promote and market DEXYCU in the U.S.

Pursuant to a mutual termination agreement entered into on October 7, 2022, the Dexycu Agreement terminated on January 1, 2023. Following the preliminary Hospital Outpatient Prospective Payment System (HOPPS) rule proposed by the Centers for Medicare & Medicaid Services (CMS) in July of 2022, which did not contain an extension of the pass-through payment period for DEXYCU beyond December 31, 2022, the Company entered into a Mutual Termination Agreement (the “Termination Agreement”) with Eyepoint on October 7, 2022, pursuant to which Eyepoint and the Company agreed (a) that the Company would continue to support the sale of DEXYCU through the fourth quarter of 2022, consistent with the Company’s level of effort during the January through September 2022 period, (b) to decrease the required minimum quarterly sales levels based on DEXYCU unit demand for the fourth quarter of 2022, and (c) to terminate the Dexycu Agreement, along with ancillary letter agreements, effective January 1, 2023.

During the three and nine months ended September 30, 2022, the Company recorded $1,044,000 and $3,576,000, respectively, in commission revenues related to the Dexycu Agreement.

Sales and Marketing Agreements

The Company had entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company was generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company was required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $0 and $130,000 were incurred under these agreements for commission expenses during the three and nine months ended September 30, 2023, respectively, and $1,041,000 and $3,188,000 during the same periods in 2022, respectively.

NOTE 17. SEGMENTS AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company has two products that each accounted for more than 10% of total revenues during the three and nine months ended September 30, 2023. The Company had two and three products that each accounted for more than 10% of total revenues during the three and nine months ended September 30, 2022, respectively. These products collectively accounted for 32% and 35% of revenues during the three and nine months ended September 30, 2023, respectively, and 34% and 33% during the same periods in 2022, respectively.

As of September 30, 2023 and December 31, 2022, accounts receivable from a single customer accounted for 48% and 0% of total accounts receivable, respectively. For the three and nine months ended September 30, 2023, revenues from a single customer accounted for 35% and 23% of total revenues, respectively. For the three and nine months ended September 30, 2022, no customer exceeded 10% of total revenues.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 96% and 79% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2023, respectively, and 52% and 66% during the same periods in 2022, respectively.

NOTE 18. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2023 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In November 2023, the Company issued 125 shares of common stock and received proceeds of $1,000 upon the exercise of options to purchase 125 shares of common stock with exercise price of $6.75 per share.

In October 2023, the Company transferred the NDAs and marketing authorizations for all of the Santen Products in the U.S. The Company expects Santen to transfer the Canadian marketing authorizations for VERKAZIA and CATIONORM PLUS by March 31, 2024.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, consisting of ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, and Harrow Eye, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in the U.S. that are marketed under our Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses. In addition, we have non-controlling equity interests in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”), both companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements. We also own royalty rights in certain drug candidates being developed by Surface and Melt.

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

IHEEZO Reimbursement, Launch and Studies

In February 2023, we announced that the Centers for Medicare & Medicaid Services (“CMS”) had issued a permanent, product specific J-code for IHEEZO (J2403) which became effective under the Healthcare Procedure Coding System (HCPCS) on April 1, 2023, which physicians can use for reimbursement purposes of that product. New drugs approved by the U.S. Food and Drug Administration (“FDA”) that are used in surgeries performed in hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Temporary pass-through reimbursement for IHEEZO was awarded by CMS and made effective in April 2023.

We are also working to ensure our continued access to the Medicare market for the ambulatory surgery center (ASC), hospital and outpatient department (HOPD), and in-office use market for IHEEZO. In this regard, we are designing and intend to execute, during 2024, clinical studies to build data sets that could be presented to Centers for Medicare & Medicaid Services (CMS) to extend our temporary pass-through period for IHEEZO in ASCs and HOPDs. We are also meeting with CMS to clarify policy on anesthesia billing policy which has historically not allowed for the separate billing of anesthesia services in the physician’s office. We intend to request that CMS clarify that J-Code 2403, IHEEZO’s permanent J-Code, is appropriate to be billed for the anesthesia product itself (i.e., IHEEZO in our case) in the physician’s office setting.

At the beginning of April 2023, we initiated a regional and targeted launch of IHEEZO (chloroprocaine HCL ophthalmic gel) 3%. In early May 2023, our full commercial launch of IHEEZO occurred, with the product being highlighted by our commercial team at the ASCRS (American Society of Cataract and Refractive Surgery) Annual Meeting.

Recently we sponsored an in-vivo (in human) study to compare the effects of IHEEZO with povidone-iodine (PVI) compared to a low-viscosity tetracaine ophthalmic solution with PVI. The primary intent of the study is to show that IHEEZO does not act as a “barrier” to PVI, which had otherwise been shown with other ocular anesthetic gels. Findings from the study are positive showing that IHEEZO demonstrated a similar barrier risk to tetracaine (e.g., a non-gel anesthetic).

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

We closed the Fab 5 Acquisition on January 20, 2023. Under the terms of the Purchase Agreement, we made a one-time payment of $130,000,000 at closing, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESCENCE. Pursuant to the Purchase Agreement and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that lasted approximately nine months, and prior to the transfer of the Fab 5 Products new drug applications (the “NDAs”) to us, Novartis continued to sell the Products on our behalf and transferred the net profit from the sale of the Products to us. Novartis has agreed to supply certain Products to the Company for a period of time after the NDAs are transferred to us and to assist with technology transfer of the Products manufacturing to other third-party manufacturers, if needed.

On April 28, 2023, we transferred the NDAs for ILEVRO, NEVANAC and MAXIDEX. In July 2023, we transferred the NDA for VIGAMOX, and the NDA for TRIESENCE is expected to transfer upon around the timing of its commercial availability.

Oaktree Credit and Guaranty Agreement

On March 27, 2023, we entered into a Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a loan to us with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, we drew a principal amount of $65,000,000 from the Oaktree Loan and used the net proceeds to repay all amounts owed by us pursuant to the BR Loan (as defined below). No remaining amounts are due under the BR Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (the “Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE.

On July 18, 2023, we entered into the First Amendment to Credit Agreement and Guaranty and Consent (the “Oaktree Amendment”) to the Oaktree Loan. Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and we made other changes related to the Santen Products Acquisition. Upon satisfaction of certain conditions to funding, we drew down a principal amount of $12,500,000 (the “Loan Increase”) on August 1, 2023 to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were provided in the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, we have drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan and an additional Tranche B loan amount of up to $35,000,000 remains available to us upon the commercialization of TRIESENCE, provided, that if Tranche B is not drawn by the Company on or before March 27, 2024, the amount available under Tranche B will decrease to $30,000,000.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate plus 6.5% per annum. The Oaktree Loan requires interest-only payments through its term (there is no amortization of the principal amount or excess cash flow sweeps during the term of the Oaktree Loan).

HROWM – Senior Notes Offering

In December 2022, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, pursuant to which we agreed to sell $35,000,000 aggregate principal amount of 11.875% Senior Notes due 2027 (the “2027 Notes”) plus up to an additional $5,250,000 aggregate principal amount of 2027 Notes pursuant to the option to purchase additional 2027 Notes. In January 2023, the underwriters exercised their option to purchase the additional $5,250,000 aggregate principal amount of 2027 Notes.

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

Under the terms of the Santen Agreements, we made an initial one-time payment of $8,000,000. In addition, the Santen Agreements provide for various one-time milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of VERKAZIA and high-single digit royalty payments on net sales of CATIONORM PLUS. Under the Santen Agreements, we also assumed certain obligations associated with other third parties that require royalties on sales of FRESHKOTE and ZERVIATE. Immediately following the closing and subject to certain conditions, prior to the transfer of the Santen Product NDAs and other marketing authorizations to us, Santen continued to sell the Santen Products on our behalf and transfer the net profit from the sale of the Santen Products to us. In October 2023, we completed the transfer of the U.S. NDAs and rights of the Santen Products, and expect Santen to transfer the Canadian marketing authorizations of VERKAZIA and CATIONORM PLUS by March 31, 2024.

Common Stock Offering

In July 2023, we closed a public offering of shares of our common stock at an offering price of $17.75 per share (the “Offering”). We sold 3,887,324 shares of our common stock in the Offering, resulting in us receiving aggregate net proceeds of $64,520,000, after deducting underwriting discounts and commissions and other offering expenses of $4,480,000.

B. Riley Loan and Security Agreement – Paid

On December 14, 2022, we entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as administrative agent for the lenders from time to time party thereto. The proceeds of the Loan were used to finance the Fab 5 Acquisition.

The BR Loan provided for a loan facility of up to $100,000,000 to the Company with a maturity date of December 14, 2025, at an interest rate of 10.875% per annum. The BR Loan was secured by an intellectual property security agreement and by all assets of the Company and its material subsidiaries. In January 2023, the Company drew $59,750,000 of the BR Loan simultaneously with the consummation of the Fab 5 Acquisition, and subsequently paid back the BR Loan in March 2023 at the time of closing the Oaktree Loan. No remaining amounts are due under the BR Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan.

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2023	2022	Variance	2023	2022	Variance
Product sales, net	$31,809,000	$21,575,000	$10,234,000	$81,804,000	$63,433,000	$18,371,000
Commission revenues	-	1,044,000	(1,044,000)	-	3,576,000	(3,576,000)
Transfer of profits/sales	2,456,000	204,000	2,252,000	12,034,000	1,257,000	10,777,000
Total revenues	$34,265,000	$22,823,000	$11,442,000	$93,838,000	$68,266,000	$25,572,000

The increase in revenues between periods was related to an increase in sales of our branded ophthalmology products, as well as an increase in the transfer of acquired products sales and profits related to the Fab 5 Acquisition and Santen Products Acquisition. This increase in 2023 was offset slightly by a decrease in commissions attributable to sales of DEXYCU® (which agreement terminated January 1, 2023) and a decrease in sales from our non-ophthalmology compounded products as a result of our sale of those assets in the fourth quarter of 2022. During the three and nine months ended September 30, 2023, revenues, including transfer of acquired product sales and profits, from branded products totaled $14,496,000 and $33,863,000, respectively, as compared to $654,000 and $1,896,000 during the same periods in the prior year, respectively.

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

The following presents our cost of sales for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
Cost of sales	$10,067,000	$6,721,000	$3,346,000	$28,338,000	$19,218,000	$9,120,000

The increase in our cost of sales was largely attributable to the amortization of acquired product NDAs and product licenses which totaled $2,480,000 and $7,174,000 for the three and nine months ended September 30, 2023, respectively, compared to $341,000 and $1,023,000 during the prior year periods, respectively, offset by lesser increases in expenses associated with unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
Gross profit	$24,198,000	$16,102,000	$8,096,000	$65,500,000	$49,048,000	$16,452,000
Gross margin	70.62%	70.55%	0.07%	69.80%	71.85%	(2.05)%

The decrease in gross margin between the nine months ended September 30, 2023 and 2022 was primarily attributable to amortization of acquired NDAs from the Fab 5 Acquisition, beginning in January 2023.

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

The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2023	2022	Variance	2023	2022	Variance
Selling, general and administrative	$21,033,000	$15,421,000	$5,612,000	$56,878,000	$43,004,000	$13,874,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in stock-based compensation expense of $4,476,000 and $11,521,000 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, including new expenses associated with performance stock units granted in April 2023. Other areas of increased expenses included regulatory enhancements, costs to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of IHEEZO in April 2023.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2023	2022	Variance	2023	2022	Variance
Research and development	$1,421,000	$775,000	$646,000	$3,316,000	$2,347,000	$969,000

The increase in R&D expenses between periods was primarily attributable to increased activity related to product acquisitions, product launches, clinical and medical support.

Interest Expense, Net

Interest expense, net was $5,749,000 and $16,200,000 for the three and nine months ended September 30, 2023, respectively, compared to $1,800,000 and $5,386,000 for the same periods in 2022, respectively. The increase during the periods ended September 30, 2023 compared to the same periods in 2022 was primarily due to an increase in the outstanding principal amount of our debt obligations and amortization of debt issuance costs.

Equity in Losses of Unconsolidated Entities

During the three and nine months ended September 30, 2023, we recorded a loss of $0, related to our share of losses in Melt, compared to $3,504,000 and $9,036,000 for the same periods in 2022, respectively, as the Company reduced the carrying value of its investment in Melt to $0 at the end of 2022.

Investment Gain (Loss) from Eton

During the three and nine months ended September 30, 2023, we recorded a gain of $1,348,000 and $2,676,000, respectively, related to the change in fair market value of Eton’s common stock compared to losses of $(1,031,000) and $(4,341,000) for the same periods in 2022, respectively.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the payoff of the BR Loan.

Other Expense, Net

During the three and nine months ended September 30, 2023, we recorded other expense, net of $195,000 and $344,000, respectively, related primarily to transition services and write-off of inventories associated with the divestment of our non-ophthalmology business.

Tax Expense

During the three and nine months ended September 30, 2023, we recorded income tax expense of $1,539,000 and $1,236,000, respectively, and $35,000 and $75,000, during the same periods in 2022, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents on hand at September 30, 2023 was $65,610,000, compared to $96,270,000 at December 31, 2022.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $65,610,000 at September 30, 2023 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, and Melt. However, we may pursue acquisitions of revenue generating products, or drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(4,856,000)	$5,417,000
Net cash used in investing activities	(152,350,000)	(1,738,000)
Net cash provided by (used in) financing activities	126,546,000	(887,000)
Net (decrease) increase in cash and cash equivalents	(30,660,000)	2,792,000
Cash and cash equivalents at beginning of the period	96,270,000	42,167,000
Cash and cash equivalents at end of the period	$65,610,000	$44,959,000

Operating Activities

Net cash (used in) provided by operating activities during the nine months ended September 30, 2023 was $(4,856,000) compared to cash provided by operating activities of $5,417,000 during the same period in the prior year. The increase in net cash used in operating activities between the periods was mainly attributed to an increase of $12,287,000 in accounts receivable related to payment terms for our branded product sales during the nine months ended September 30, 2023 compared to an increase of $2,309,000 during the same period in 2022. The increase in net cash used in operating activities was also attributed to an increase in inventory levels, coupled with operating expenses associated with the commercial launch of IHEEZO, product acquisitions and integrations and increased costs of goods sold.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $(152,350,000) compared to $(1,738,000) during the same period in the prior year. Cash used in investing activities in 2023 was primarily associated with the Fab 5 Acquisition, Santen Products Acquisition and VEVYE Acquisition. Cash used in investing activities in 2022 was primarily associated with equipment and software purchases.

Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2023 and 2022 was $126,546,000 and $(887,000), respectively. Cash provided by financing activities during the nine months ended September 30, 2023 was primarily related to proceeds received from the sale of the 2027 Notes, the Oaktree Loan and Oaktree Amendment, and the Offering, offset by payment of payroll taxes upon vesting of PSUs in exchange for shares withheld from employees. Cash used in financing activities during the nine months ended September 30, 2022 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from the employee.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities, and in 2022 and 2023, proceeds from the sale of the 2027 Notes, the Offering and the Oaktree Loan and Oaktree Amendment. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with some or all of the remaining portion of our Eton common stock.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2023, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of our branded products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payors continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the pandemic, the economic downturn and inflation continue and are likely to increase across the markets we serve. Payors are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our branded products or narrower populations for which payors will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payor dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, several legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include legislation promulgated by the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation in addition to rebates imposed on manufacturers associated with drug waste (which could potentially impact sales of TRIESENCE). Additional proposals focused on drug pricing continue to be debated, and additional executive orders focused on drug pricing and competition are likely to be adopted and implemented in some form. Government actions or ballot initiatives at the state level also represent a highly active area of policymaking and experimentation, including pursuing proposals that limit drug reimbursement under state-run Medicaid programs based on reference prices or permitting importation of drugs from Canada. Such state policies may also eventually be adopted at the federal level. Relatedly, despite IHEEZO being issued a J-Code for physician-office billing, CMS has an existing policy on anesthesia billing which has historically not allowed for the separate billing of anesthesia services in the physician’s office, which could be viewed in conflict with IHEEZO’s reimbursement status for in-office applications. Because our application for a J-Code for IHEEZO specifically disclosed the likely significant utilization of IHEEZO in the physician’s office setting of care, along with additional communications to this effect, we intend to request that CMS clarify that J-Code 2403, IHEEZO’s permanent J-Code is appropriate to be billed for the anesthesia itself (i.e., IHEEZO in our case) in the physician’s office setting. If CMS disagrees with our position, it is possible the separate reimbursement of IHEEZO would be limited to the surgical setting only (e.g., ASCs).

We cannot predict which or how many policy, regulatory, administrative, or legislative changes may ultimately be or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that payer actions further decrease or modify the coverage or reimbursement available for our products require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our products, such actions could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 29, 2023).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 29, 2023).

10.1	First Amendment to Credit Agreement and Guaranty and Consent, dated July 18, 2023, between the Company and Oaktree Fund Administration, LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on August 9, 2023).

10.2*	Second Amendment to License and Supply Agreement, dated August 4, 2023, between Harrow IP, LLC and Sintetica S.A.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: November 13, 2023	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

