Form 10-K
period 2023-12-31
HARROW, INC.
filed 2024-03-19
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $464 million, based on the closing price of $19.04 for the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 18, 2024, there were 35,362,642 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be held on June 13, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent stated herein.

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

We have registered trademarks, copyrights and/or pending trademark and copyright applications for a number of proprietary names in the United States, including, but not limited to: VEVYE®, IHEEZO®, VIGAMOX®, ILEVRO®, TRIESENCE®, ImprimisRx®, LessDrops®, Dropless Cataract Surgery®, Klarity-C®, MKO Melt®, and Simple Drops®. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future. All other trademarks, service marks and trade names included or incorporated by reference into this Annual Report, are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in North America, all of which are marketed under the Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses. In addition, we have a non-controlling equity interest in Melt Pharmaceuticals, Inc. (“Melt”), and two other companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements.

Branded Ophthalmic Pharmaceuticals

Over the past few years, we have invested in broadening our product portfolio of FDA-approved products. Our investments in this regard have led to the pursuit and completion of several announced transactions, all of which are focused on eyecare pharmaceuticals primarily for the U.S. and Canadian markets. We believe that our continued investments in these and other products will result in our ability to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs. We own U.S. commercial rights to the following products:

●	IHEEZO® (chloroprocaine hydrochloride ophthalmic gel) 3% a low-viscosity gel indicated for ocular surface anesthesia.

●	VEVYE® (cyclosporine ophthalmic solution) 0.1%, utilizes a novel water-free vehicle (perfluorobutylpentane) based on semifluorinated alkanes, indicated for the treatment of the signs and symptoms associated with dry eye disease.

●	TRIESENCE® (triamcinolone acetonide injectable suspension) 40 mg/ml, a steroid injection for the treatment of certain ophthalmic diseases and for visualization during vitrectomy.

●	VIGAMOX® (moxifloxacin hydrochloride ophthalmic solution) 0.5%, a fluoroquinolone antibiotic eye drop for the treatment of bacterial conjunctivitis caused by susceptible strains of organisms.

●	ILEVRO® (nepafenac ophthalmic suspension) 0.3%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	FLAREX® (fluorometholone acetate ophthalmic suspension) 0.1%, a corticosteroid prepared as a sterile topical ophthalmic suspension indicated for use in the treatment of steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the eye.

●	NATACYN® (natamycin ophthalmic suspension) 5%, a sterile, antifungal drug for the treatment of fungal blepharitis, conjunctivitis, and keratitis caused by susceptible organisms, including Fusarium solani keratitis.

●	TOBRADEX® ST (tobramycin and dexamethasone ophthalmic suspension) 0.3%/0.05%, a topical antibiotic and corticosteroid combination for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

●	ZERVIATE® (cetirizine ophthalmic solution) 0.24%, a histamine-1 (H1) receptor antagonist indicated for treatment of ocular itching associated with allergic conjunctivitis.

●	VERKAZIA® (cyclosporine ophthalmic emulsion) 0.1%, an orphan designated drug that is a calcineurin inhibitor immunosuppressant indicated for the treatment of vernal keratoconjunctivitis.

●	NEVANAC® (nepafenac ophthalmic suspension) 0.1%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	FRESHKOTE® Preservative Free (PF) is a lubricant eye drop that does not require a prescription and temporarily relieves burning, itching and other dry eye symptoms.

●	MAXITROL® (neomycin and polymyxin B sulfates and dexamethasone ophthalmic suspension) is an eye drop used to treat steroid-responsive inflammatory ocular conditions where bacterial infection or a risk of bacterial ocular infection exist

●	MAXIDEX® (dexamethasone ophthalmic suspension) 0.1%, a steroid eye drop for steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe.

●	IOPIDINE® 1% (apraclonidine hydrochloride) 0.5%, an ophthalmic solution in a sterile isotonic solution indicated to control or prevent post-surgical elevations in intraocular pressure that occur in patients after argon laser trabeculoplasty, argon laser iridotomy or Nd:YAG posterior capsulotomy

●	IOPIDINE® 0.5% (apraclonidine hydrochloride) an ophthalmic solution indicated for short-term adjunctive therapy in patients on maximally tolerated medical therapy who require additional intraocular pressure (or IOP) reduction.

We also own U.S. rights to some discontinued products. In February 2024, we announced that we out-licensed Canadian rights for VERKAZIA, Cationorm® PLUS (a preservative-free formulation for dry eye or allergy relief), VEVYE, ZERVIATE and IHEEZO to Apotex Inc. (“Apotex”). We also own worldwide rights to NATACYN and FRESHKOTE.

ImprimisRx

ImprimisRx is our ophthalmology-focused pharmaceutical compounding businesses. From its inception in 2014, ImprimisRx, whose business consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer-service capabilities, has offered ophthalmologist and optometrist customers and their patients access to critical medicines to meet their clinical needs. Initially, ImprimisRx focused exclusively on compounded medications to serve needs unmet by commercially available drugs. Our compounded medications include various combinations of drugs formulated into one bottle and numerous preservative-free formulations. Depending on the formulation, the regulations of a specific state, and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (“cGMPs”) or other guidance documents from the U.S. Food and Drug Administration (the “FDA”), in our FDA-registered New Jersey outsourcing facility. Our current ophthalmology formulary includes over 30 compounded formulations, many of which are patented or patent-pending, that are customizable for the specific needs of a patient. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare-dedicated prescribers and institutions.

Carved-Out Subsidiaries (De-Consolidated Businesses)

We have ownership interests in Melt, Surface Ophthalmics, Inc. (“Surface”) and Eton Pharmaceuticals, Inc. (“Eton”) and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the Federal Food Drug and Cosmetic Act (the “FDCA”), including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of a new drug application (an “NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

Melt Pharmaceuticals, Inc.

Melt is a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt is seeking regulatory approval for its proprietary technologies, where possible. In December 2018, we entered into an Asset Purchase Agreement with Melt (the “Melt Asset Purchase Agreement”), pursuant to which Harrow assigned to Melt the underlying intellectual property for Melt’s current pipeline, including its lead drug candidate MELT-300. The core intellectual property Melt owns is a patented series of combination non-opioid sedation drug formulations that we estimate to have many clinical applications.

MELT-300 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. In February 2021, Melt announced data from, and the successful completion of, its Phase 1 study. In December 2022, Melt announced topline data from its Phase 2 study for MELT-300 as set forth below:

●	In a study of more than 300 patients, undergoing cataract surgery conducted at nine study sites, MELT-300 achieved its primary procedural sedation endpoint, demonstrating statistical superiority for procedural sedation compared to all comparator treatment arms, including midazolam 3mg (P=0.0129) and ketamine 50mg (P=0.0096).

●	Using the validated Ramsey Sedation Scale (RSS), MELT-300 treatment arm patients were 50% less likely to require rescue sedation compared to midazolam 3mg (P=0.0198).

●	Using the RSS, MELT-300 treatment arm patients were 66% less likely to require rescue sedation pre-operatively compared to the midazolam 3mg treatment arm.

●	MELT-300’s safety profile was generally comparable to the placebo arm.

Melt expects to begin Phase 3 program activities in 2024, which will consist of a single pivotal study comparing MELT-300 to sublingual midazolam and placebo in subjects undergoing cataract surgery. Beginning in July 2023 through March 1, 2024, Melt had raised over $23,000,000 in gross proceeds from the sale and issuance of Melt’s Series B Preferred Stock. We own 3,500,000 shares of Melt common stock, 2,260,000 shares of Melt’s Series B-1 Preferred Stock and 74,256 shares of Melt’s Series B Preferred Stock, which in aggregate represented approximately 47% and 46% of Melt’s equity and voting interests issued and outstanding as of December 31, 2023 and March 1, 2024, respectively.

Melt is required to make mid-single digit royalty payments to the Company on net sales of MELT-300 while any patent rights remain outstanding, subject to other conditions. Melt can require the Company to cease compounding like products at the time of FDA approval of MELT-300. If approved, we do not expect a cessation of compounding like products to have a material impact on our operations and financial performance.

Surface Ophthalmics, Inc.

Surface is a clinical-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases. Surface is developing four product candidates at various stages of development for certain ocular surface related indications.

We own 3,500,000 shares of Surface common stock, which represented approximately 20% of Surface’s equity and voting interests as of December 31, 2023. Harrow owns mid-single-digit royalty rights on net sales on Surface’s drug candidates SURF-100, SURF-200 and SURF-201.

Eton Pharmaceuticals, Inc.

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing treatments for rare diseases. Eton currently commercializes ALKINDI SPRINKLE® and Carglumic Acid tablets and has additional rare disease products under development, including dehydrated alcohol injection and the ZENEO® hydrocortisone autoinjector. In May 2017, we gave up our controlling interest in Eton. We own 1,982,000 shares of Eton common stock, which represented less than 10% of Eton’s equity and voting interests issued and outstanding as of December 31, 2023.

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

Sales revenue from our compounded products are derived from us making, selling and dispensing our compounded prescription drug formulations as cash payment transactions between us and our end-user customers. As such, the majority of our commercial transactions for compounded products do not involve distributors, wholesalers, insurance companies, pharmacy benefit managers or other middle parties. In regard to our compounded formulations, by not being reliant on insurance company formulary inclusion and pharmacy benefit manager payment clawbacks, we are able to simplify the prescription transaction process. We believe the outcome of our compounding business model is a simple transaction, involving a patient-in-need, a physician’s diagnosis, a fair price and great service for a quality pharmaceutical product.

ImprimisRx Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the FDCA. Section 503A of the FDCA provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for the patient and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

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

Sales and Marketing

The focus of our sales and marketing is in the U.S. We do, however, believe that our proprietary drug formulations, drug candidates and drug products could have commercial appeal in international markets, and have engaged distributors and entered into out-licensing arrangements for certain of our products and proprietary formulations in certain non-U.S. markets, including Canada. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our branded drug products and compounded formulations. We expect that we may experience growth in the sales of our products in future periods, particularly in light of our recent product launches and commercial campaigns. However, we may not be successful in doing so, whether due to the safety, quality or availability of our products and proprietary compounded formulations, the size of the markets for such products, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our products relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to further build and continue to grow a qualified and adequate internal sales function.

We expect to continue to acquire and/or develop additional FDA-approved ophthalmic products that allow us to leverage our existing commercial infrastructure to promote, sell, and ultimately bring these products to market. As we execute this strategy, we will continue to expand our sales and marketing team, expertise and expenses.

Ophthalmology Market

For any ocular procedure, a surgeon may require drugs for sedation, dilation, anesthesia, inflammation and infection prevention, and ocular surface preservation. The cataract surgery market continues to experience significant growth. According to Market Scope, approximately 4.8 million lens procedures were performed in the U.S. in 2021, 97% of which were cataracts, with the number expected to grow to 5.5 million lens procedures in 2026. Nearly 96% of the refractive surgery procedures performed are LASIK (laser in situ keratomileusis) surgeries, an outpatient surgical procedure used to treat nearsightedness, farsightedness, and astigmatism. According to an article published in 2021 in Clinical Ophthalmology, an estimated 800,000 eyes were treated with laser correction surgery (such as LASIK) each year for the previous ten years.

Dry eye occurs when the eye does not produce enough tears, or when the tears are not of the correct consistency and evaporate too quickly. Inflammation of the surface of the eye may also occur. According to a 2023 Market Scope report, there are 39 million people in the U.S. that suffer from both signs and symptoms of dry eye, with 49% of diagnosed dry eye patients having moderate to severe dry eye. The same report stated the global dry eye product market is expected to grow from $5.8 billion in 2023 to $7.5 billion in 2028. Dry eye is among the most common conditions seen by eyecare professionals.

Intravitreal injections are one of the most common procedures performed by ophthalmologists in the United States. According to a 2023 article published in Healio, approximately 8 million intravitreal injections were expected to be performed that year. These injections are utilized to administer critical medications into the eye that treat diseases including but not limited to proliferative diabetic retinopathy, diabetic macular edema, wet age-related macular degeneration, neovascular glaucoma, retinal vein occlusions, intraocular tumors, and endophthalmitis. In addition, products and product candidates are being developed and used to treat symptoms associated with an eye disease known as geographic atrophy. Most of the medicines in these products and product candidates are administered via intravitreal injection. Therefore, we believe as these products and product candidates gain commercial adoption, the number of annual intravitreal injections should increase further and at an increased rate as compared to recent years.

Vitrectomy is a surgical procedure undertaken by a specialist where the vitreous humor gel that fills the eye cavity is removed to provide better access to the retina. This allows for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. According to an October 2022 article published on the Cleveland Clinic website, U.S. surgeons perform about 225,000 vitrectomies each year. The number is likely to continue to grow as eye care providers find more uses for vitrectomy.

Chronic non-infectious uveitis affecting the posterior segment of the eye is an inflammatory disease that afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. Based on internal estimates and information published on the MedScape website (which was updated as of March 2023) that cites various ranges of prevalence of uveitis, we estimate this disease affects approximately 100,000 people each year in the U.S. The standard of care treatment for this disease typically involves the use of short-acting corticosteroids to reduce uveitic flares (such as TRIESENCE) followed by additional treatments of sustained release, lower dose steroids to minimize the risk of further flares.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and compounding pharmacies. We are smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our branded products and proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our products and formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare some of our compounded formulations in accordance with cGMP standards and our other formulations are produced according to the standards provided by United States Pharmacopoeia (USP) Chapter <795> (“USP 795”) and USP Chapter <797> (“USP 797”) and applicable state and federal law, our compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our compounded formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations operating under Section 503A of the FDCA, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even though we have registered NJOF with the FDA, our compounding business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors offering only FDA-approved drugs may not face.

Biotechnology and related pharmaceutical technologies are subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies, could render our products and technologies obsolete or unable to compete. Any products that we develop may become obsolete before we recover expenses incurred in developing the products, which may require that we seek additional funds that may or may not be available to continue our operations. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop and market these innovations effectively, and we may not be competitive with respect to these factors. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product. Although we believe we are positioned to compete favorably with respect to many of these factors, if our proprietary formulations are unable to compete with the products of our competitors, we may never gain a significant market share or achieve profitability.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our ophthalmic products, grow and gain operating efficiencies in our pharmacy operations, successfully adjust our operations to account for any future regulatory-related restrictions, optimize pricing and obtain reimbursement options for our ophthalmic products, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available or have been recently launched. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities will require increased costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to the Centers for Medicare & Medicaid Services (“CMS”) on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Starting in 2023, manufacturers are now required to pay refunds to Medicare for single-source drugs or biological products, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties. Further, starting in 2023, the Inflation Reduction Act of 2022 (“IRA”) established a Medicare Part B inflation rebate scheme, effective in 2023, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

The IRA also created a drug price negotiation program under which, after being on the market for a certain period of time, the prices for certain high Medicare spending drugs and biological products provided to Medicare patients without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.

IHEEZO and TRIESENCE are covered under Medicare Part B and we may develop other drug candidates and/or acquire drug products that are also covered under Medicare Part B. In February 2023, we announced that CMS had issued a permanent, product specific J-code for IHEEZO (J2403) which will become effective under the Healthcare Procedure Coding System (HCPCS) on April 1, 2023. TRIESENCE has a permanent product specific J-code (J3300) as well, which physicians can use for reimbursement purposes of that product. New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Temporary pass-through reimbursement for IHEEZO was awarded by CMS and made effective in the second quarter of 2023. Following the expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in an outpatient setting can qualify for ongoing separate payments. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process.

We are also working to ensure our continued access to the Medicare market for the ambulatory surgery center (ASC), hospital and outpatient department (HOPD), and in-office use markets for IHEEZO. In this regard, we are designing and intend to execute, during 2024, clinical studies to build data sets that could be presented to CMS to extend our temporary pass-through period for IHEEZO in ASCs and HOPDs. We also met with CMS in January 2024 to request clarification related to its anesthesia billing policy which has historically not allowed for the separate billing of anesthesia services in the physician’s office. During the meeting we requested that CMS clarify that J-Code 2403, IHEEZO’s permanent J-Code, is appropriate to be billed for the anesthesia product itself (i.e., IHEEZO in our case) in the physician’s office setting. As of the date of this Annual Report, we have not received feedback from CMS following our meeting in January 2024.

Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases at a faster rate than inflation (measured by reference to the Consumer Price Index – Urban). The rebate was previously capped at 100% of the average manufacturer price, but effective January 1, 2024, this cap on the rebate was removed, and our rebate liability could increase accordingly.

If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (the “PPACA” or “Health Care Reform Law”) made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. Effective in 2022, CMS modified Medicaid Drug Rebate program regulations to, among other things, permit reporting multiple best price figures with regard to value-based purchasing arrangements and provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions.

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

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of March 1, 2024, we owned and/or licensed more than 50 total issued and pending patent applications, which include U.S.-issued patents, international-issued patents, and U.S. and foreign/international patent pending applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 1, 2024, we had, on a worldwide basis, more than 100 issued trademarks, pending trademark and copyright applications, or registered copyrights and/or trademarks. We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our products and formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements, and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

The following table lists our outstanding material patents in the U.S. for certain branded products, general subject matter and latest expiry date. One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately.

Product	General Subject Matter	Expiration
IHEEZO	Methods using topical formulations	September 2038
VEVYE	Formulation composition for treatment of dry eye syndrome Ophthalmic composition comprising cyclosporine Semiflourinated compounds for ophthalmic administration Topical administration method	December 2030 September 2037 November 2038 October 2039
TRIESENCE	Composition of injectable suspension Methods for treating ophthalmic disorder	December 2029 March 2029
ILEVRO	Compositions containing a synergistic combination of polymers Composition comprising carbomer, galactomannan and borate Carboxyvinyle polymer-containing nanoparticle suspension	June 2024 December 2030 March 2032
TOBRADEX ST	Methods for treating inflammation where infection may occur Compositions containing tobramycin and dexamethasone	December 2027 August 2028
VERKAZIA	Methods for treating eye disease Compositions of oil-in-water cationic emulsion Compositions containing quaternary ammonium compounds	May 2027 November 2027 June 2029
ZERVIATE	Methods for treating ophthalmic allergic conjunctivitis Ophthalmic topical compositions of cetirizine	March 2030 July 2032

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Health Care Reform Law; statutes and regulations of the FDA, the U.S. Federal Trade Commission (the “FTC”), the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. The regulatory and quality compliance environment for compounded drugs has become significantly more rigorous, complex and strict since the passage of The Drug Quality and Security Act of 2013 (the “DQSA”). The complexity of the current state and federal regulatory environment, as well as the expected continued evolution of state and federal laws governing pharmaceutical compounding, have presented, and will continue to present, potentially significant challenges to our business model and the fulfillment of our mission as a company. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

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

Further, under federal law, Section 503A of the FDCA previously had language that implied a limitation of the amount of compounded products that a pharmacy can distribute interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on shipments of interstate compounding. In January of 2019, the FDA released the “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA planned to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to the statements in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Importantly, instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. On October 27, 2020, the FDA announced availability of a final MOU, Memorandum of Understanding Addressing Certain Distributions of Compounded Human Drug Products Between the State Board of Pharmacy or Other Appropriate State Agency and the U.S. Food and Drug Administration (the “Final MOU”). The Final MOU describes the responsibilities of a state board of pharmacy, or other appropriate state agency that chooses to sign the Final MOU, in investigating and responding to complaints related to drug products compounded in such state and distributed outside such state and in addressing the interstate distribution of inordinate amounts of compounded human drug products. Additionally, as part of the Final MOU, the FDA refined the definition of “inordinate amount,” a threshold for certain information identification and sharing which does not place a limit on the distribution of compounded human drug products interstate by a pharmacy located in a state that has entered into the Final MOU. Section 503A of the FDCA sets a 5% limit on compounded drugs distributed outside the state by a pharmacist, pharmacy or physician located in a state that has not entered into the Final MOU. In February 2022, the FDA said it would suspend implementation of the Final MOU and engage in a formal rulemaking process. During the rulemaking process, the agency will not enter into new agreements with states based on the Final MOU. The FDA does not expect states that have signed the Final MOU to carry out the activities described in the Final MOU. Thus, there is no reporting requirement for any pharmacy concerning interstate shipments pursuant to Section 503A and there will not be one until the Final MOU is finalized through the rulemaking process, which will include the engagement of a notice-and-comment and rulemaking period to implement certain provisions of Section 503A. The agency indicated that the process may take “several years” to complete. In the same announcement, the FDA stated it does not intend to enforce the statutory 5% limit on the distribution of compounded drugs out of the state in which they are compounded by compounders located in states that do not sign the Final MOU for the duration of the rulemaking process.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The DQSA clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modified provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMPs, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient and are subject to limitations on anticipatory compounding for distribution, which generally permit anticipatory compounding only based on historical prescription volumes.

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound larger quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distributing them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a “clinical need” list to be established by the FDA. In January 2017, the FDA issued Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the FFDCA (“Interim Policy”) which informs stakeholders about how the FDA intends to exercise its enforcement discretion for compounding with those substances on a “Category 1 list” while the agency compiles and evaluates its clinical needs list, and in March 2019 the FDA issued Evaluation of Bulk Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug and Cosmetic Act which provides further guidance as to the FDA’s policy for evaluating bulk drug substances nominated for use in compounding by outsourcing facilities. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. As described above, our current pharmacy operations in New Jersey are governed by Section 503A of the FDCA, and our New Jersey based outsourcing facility is governed by Section 503B of the FDCA.

On July 30, 2020, the FDA issued a notice for comments related to certain bulk drug substances to be removed from the 503B Bulk’s List (or Category 1 List). Included in this notice for comment were certain bulk drug substances which we currently use in some of our compounded products. In the event one or more of these bulk substances are ultimately removed from the Category 1 List, we intend to utilize commercially available versions of these substances or similar active pharmaceutical ingredients as replacements of the bulk powders contained in our sterile products. Nonetheless, if all or some of the bulk drug substances we use are removed from the 503B Bulk’s List, this may result in a disruption in our operations, revenues and cash flows. In addition, between September 2020 and January 2021, NJOF was inspected by the FDA (the “2020 Inspection”) and certain observations were made by the FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection of NJOF. In addition, during the 2020 Inspection, the FDA noted that we were compounding drugs that did not produce for an individual patient a clinical difference from comparable approved drugs, as determined by a prescribing practitioner. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis.

We prepare our compounded formulations in accordance with the standards provided by USP <795> and USP <797> and applicable state and federal law. In November 2023, USP made effective finalized revisions to USP <795> and USP <797>, which had been previously proposed for public comment in September 2021. The revisions include limitations on beyond use dating of sterile and preservative-free products and batch sizes, among other changes. Some regulatory bodies such as state boards of pharmacy adopted these changes at that time, and some have not or plan to on different dates, on a case-by-case basis. While USP has no role in enforcement, we believe the revisions to USP <797> in particular will likely cause two changes to our business, which in the aggregate should have a neutral to positive revenue impact on Harrow: (i) a reduction in revenues generated from sales of formulations compounded by our 503A pharmacy, and (ii) an increase in revenues from sales of formulations compounded in our 503B facility. Further, we believe the changes to USP chapter <797> will likely cause a reduction in the ability of local 503A pharmacies to produce compounded formulations to serve local markets, and that these changes in policy affecting sterile compounded formulations, if adopted by the various states, may increase demand for compounded formulations from larger vendors such as Harrow and cause further consolidation in the market for compounded formulations as smaller 503A pharmacies see a reduction in revenues from certain segments of their formularies affected by these changes.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states and certain other countries have enacted privacy and security laws that protect identifiable patient information that is not health-related. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”) that creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. The CCPA exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. In addition, the California Invasion of Privacy Act prohibits the use of “any machine, instrument, or contrivance” to tap any telephonic communication and use of any “electronic amplifying or recording device” to eavesdrop upon a “confidential communication” without consent of all parties to the communication. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

International Regulation

If we pursue commercialization of our branded products and proprietary formulations in countries other than the United States, then we may need to obtain the approvals required by the regulatory authorities of such foreign countries that are comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those relating to our U.S. operations. Regulatory frameworks and requirements vary by country and could involve significant additional licensing requirements and product testing and review periods. We currently partner with companies to sell, market and distribute some of our products in certain foreign countries.

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

Research and Development Expenses

Our research and development (“R&D”) expenses incurred in 2023 and 2022 primarily included expenses related to development of intellectual property, researcher and investigator-initiated evaluations, and formulation development related primarily to our ophthalmic products, formulations and certain other assets, in addition to costs associated with our drug candidate development programs.

During the year ended December 31, 2023, we incurred $6,652,000 in R&D expenses, compared to $3,050,000 during the year ended December 31, 2022.

Financial Information About Segments and Geographic Areas

The Company operates the business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for 2023 and 2022 were attributed to the United States. All long-lived assets at December 31, 2023 and 2022 were located in the United States.

Human Capital

As of March 1, 2024, we employed 315 employees. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions, with a focus on sales force additions and other commercial activities as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractors and consultants on an as-needed basis.

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates in the U.S. We believe that we continue to attract and retain superior talent as measured by our turnover rate and employee service tenure.

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

Diversity, Equity, and Inclusion

We believe a workforce with diverse life experiences is critical to our success. We appreciate differences in the members of our workforce such as, race, ethnicity, religion, nationality, gender, age, and sexual orientation, as well as education, skill sets and experience. Because we are always interested in hiring the most productive and committed talent, we are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

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

Corporate Transparency

In 2022, we released and published on our corporate website (harrow.com) our Corporate Transparency Report, which describes and summarizes the initiatives the Company has undertaken and associated metrics related to certain issues including:

●	Energy, Emissions, Waste and Water	●	Embracing our Community

●	Supply Chain Management	●	Innovation/Sustainable Products

●	Community Involvement	●	Employee Health and Safety

●	Employee Recruitment, Development and Retention	●	Governance

●	Employee Diversity	●	Drug Safety

●	Business Ethics, Compliance and Bribery	●	Data Protection, Patient Data Privacy

Company Information

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. In September 2007, we closed a merger transaction with Transdel Pharmaceuticals Holdings, Inc. and changed our name to Transdel Pharmaceuticals, Inc. We changed our name to Imprimis Pharmaceuticals, Inc. in February 2012. We changed the name of our company to Harrow Health, Inc. in December 2018 and then to Harrow, Inc. in September 2023.

Our corporate headquarters are located at 102 Woodmont Blvd., Suite 610, Nashville, Tennessee, 37205, and our telephone number at such office is (615) 733-4730. Our website address is www.harrow.com. Information contained on our website is not deemed part of this Annual Report.

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

Risks Related to Economic Conditions and Operations of Our Business.

●	Our ability to achieve and maintain profitability for our business
●	Our ability to successfully market, commercialize, and sell current, recently acquired and future products
●	Our current indebtedness and ability to access additional capital
●	Our ability to attract customers and increase sales of current and future products
●	Our ability to obtain marketing approval and ongoing expense associated with it for any of our drug candidates, including those for which we own royalty rights
●	Our reliance on third parties for manufacturing certain components, FDA approved drugs and to conduct clinical trials
●	Our exposure to liabilities and reputation harm if our products give rise to defects, recalls, patient injury or death
●	Our information technology systems exposure to cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems

Risks Related to Government Regulations and Third-Party Policies

●	Governmental regulations, including, but not limited to, potential changes to USP 797, 503B bulks list and others, that could or currently do burden operations or narrow the market for our products
●	Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability
●	The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability
●	Our business may be affected by litigation and government investigations

Risks Related to Competition

●	Securing and maintaining patent or other intellectual property protection for our products and related improvements
●	Market acceptance of our drug products, drug candidates, compounded drugs and pharmacies
●	Our ability to successfully research, develop and timely manufacture our current and future products and drug candidates
●	Our ability to enforce protect our intellectual property rights along with the potential of future legal proceedings filed against us claiming intellectual property infringement
●	Retention, recruitment, and training of senior management and key personnel

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	We may not be able to develop commercial products despite significant investments in R&D
●	Our branded products and product candidates in development cannot be sold without regulatory approval
●	Our drug candidates may face competition sooner than we expect
●	We rely on third parties to manufacture and conduct clinical trials of our branded drug products and product candidates
●	We may not be successful in obtaining market exclusivity for our product candidates

Risks Related to the Notes

●	Our ability to pay the interest and debt service payments associated with the Notes
●	The Notes are unsecured, effectively subordinated to any secured indebtedness, with limited protection for holders of the Notes
●	The Notes are subject to various market factors, including market interest rates, trading activity, third-party ratings and other factors

Risks Related to Our Common Stock

●	Volatility of the price of our common stock
●	Our stock price falling as a result of future offerings or sales

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations, and prices of our common stock and Notes could be materially adversely affected by any of these risks.

Risks Related to Economic Conditions and Operations of Our Business.

We may not be profitable in the future.

As of December 31, 2023, our accumulated deficit was $(133,904,000). Our current projections indicate that we will have operating income and/or net income during 2024; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development, and our pharmaceutical compounding business, which would impact net income. Recent changes to the accounting for equity investments require those investments to be measured at fair market value, which may cause our earnings (losses) to become volatile as the stock prices of those equity investments fluctuate. Although we have been generating revenue from our pharmaceutical operations, our ability to generate the revenues necessary to achieve profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

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

The success of our product acquisitions will depend on, among other things, our ability to successfully integrate the products into our commercial platform, transfer the products NDAs, maintain payor reimbursement coverage, maintain an adequate supply of the products, market the products to our existing customers and re-introduce TRIESENCE to the ophthalmic market. If we experience difficulties with the implementation of plans with respect to our acquisitions, the anticipated benefits of recent or future acquisitions may not be realized fully or at all, or may take longer to realize than expected. Integration efforts will also divert management’s attention and resources. These matters could have an adverse effect during any transition period and for an undetermined period after completion of the acquisitions.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly in the past as a result of changes to our business model and strategy, our termination of efforts to pursue FDA approval of a drug candidate in November 2013, our acquisitions of compounding facilities and various product and corporate development opportunities since 2014, the expenses associated with developing our pharmacy facilities into outsourcing facilities and registering them as such with the FDA and our recent strategic shift to develop and commercialize FDA approved products. We may not accurately estimate the potential revenues and expenses of our operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

If we do not successfully identify and acquire rights to new products and drug candidates and successfully integrate them into our operations, our growth opportunities may be limited.

We plan to pursue the development of new FDA approved products and drug candidates which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We have historically relied, and we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements to obtain rights to develop new formulations and FDA approved products in the future, but only if we are able to identify attractive products and formulations and negotiate acquisition or license agreements on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development and commercial opportunities from third parties and we are unable to rely upon our compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

Our product development strategy is to focus on ophthalmology and eye care related products and formulations for which we believe there is broad market potential, large unmet needs and/or unique value to physicians and patients and to develop and offer formulations and products within these therapeutic areas that could afford us with gross and operating margins consistent with our current and historical figures. However, our expectations and assumptions about market potential and patient needs may prove to be wrong, and we may invest capital and other resources on products, drug candidates, and formulations that do not generate sufficient revenues for us to recoup our investment.

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

We have raised over $285,000,000 in gross proceeds through equity and debt financings since 2021. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

We have in the past participated and may in the future participate in strategic transactions that could impact our liquidity, increase our expenses and distract our management.

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

Our operations, and those of CROs, contractors and consultants, could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, public health crises, and other natural or man-made disasters or business interruptions for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of our contract manufacturers or the contract manufacturers of our development partners are affected by a man-made or natural disaster or other business interruption.

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

In August 2017, the FDA issued a MedWatch notification regarding our curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions were due to mislabeling by the underlying supplier, and not of our own misdoing. We no longer compound curcumin emulsion products. Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in its interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018, notwithstanding our continued belief that our public communications were not in fact false and misleading, we remained in communication with the FDA and took steps to address the items outlined in the FDA letter. The Company received another warning letter from the FDA in June 2022 related to our alleged marketing activities. We immediately responded to the warning letter and the FDA sent the Company notice in January 2023 that our corrective actions appear adequate. In June 2019, our outsourcing facility was issued a warning letter related to an April 2017 inspection and our use of certain active pharmaceutical ingredients in our compounded medications. During September 2020 through January 2021, our New Jersey based outsourcing facility was inspected by the FDA (the “2020 Inspection”) and certain observations were made by the FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection. In addition, during the 2020 Inspection, the FDA noted that we were compounding drugs for which there is no change that produces for an individual patient a clinical difference, as determined by a prescribing practitioner between a compounded drug and the comparable approved drug. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis. Our pharmacy was inspected in August 2022, and received a Form 483 with several observations from the FDA. In May 2023, our pharmacy received a warning letter related to the inspection that occurred in August 2022. The warning letter indicated that our corrective actions from the inspection had appeared to be adequate; however, the FDA could not fully evaluate the adequacy of our actions because we did not include sufficient information or supporting documentation. As an example, we stated that smoke studies related to airflow in our laminar airflow hoods had been redone to satisfy FDA requirements, however, we did not provide the FDA with supporting documentation (such as smoke study protocol, updated detailed report and/or videos). We have responded to this warning letter and provided the FDA with additional information requested.

We have worked and communicated, and will continue to work and communicate, with the FDA to assure that all allegations in the warning letters and Form 483s have been addressed. We believe, to date, we have addressed all of the material items of concern in the FDA’s Form 483, warning letters and those related to the MedWatch notification (and any other requirements observed by the FDA and noted to us), and we do not believe there will be any further action taken by the FDA in these matters. We believe this is evidenced by the FDA registration for our outsourcing facility which was most recently renewed in November 2022. Nonetheless, these items increased further scrutiny and negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA-approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons, physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including, but not limited to, the following: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

A breakdown of our information technology systems, or a cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems, network-connected control systems and/or our data, interrupt the operation of our business and/or affect our reputation.

To achieve our business objectives, we rely on sophisticated information technology systems, including hardware, software, technology infrastructure, online sites and networks for both internal and external operations, mobile applications, cloud services and network-connected control systems, some of which are managed, hosted, provided or serviced by third parties. Internal or external events that compromise the confidentiality, integrity and availability of our systems and data may significantly interrupt the operation of our business, result in significant costs and/or adversely affect our reputation.

Our information technology systems are highly integrated into our business, including our customer service infrastructure, R&D efforts, clinical and commercial manufacturing processes and product sales and distribution processes. Further, as the large part of our employees work remotely for some portion of their jobs, our reliance on our third-party information technology systems has increased substantially and is expected to continue to increase. Remote and hybrid working arrangements can increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The complexity and interconnected nature of software, hardware and our systems make them vulnerable to breakdown or other service interruptions, and to software errors or defects, misconfiguration and other security vulnerabilities. Upgrades or changes to our systems or the software that we use have resulted and we expect, in the future, will result in the introduction of new cybersecurity vulnerabilities and risks. Our systems are also subject to frequent perimeter network reconnaissance and scanning, phishing and other cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect and increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, which can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering/phishing.

We have experienced attacks against our network, although none that have had a material adverse impact to our business. There can be no assurance that our efforts to guard against the wide and growing variety of potential attack techniques will be successful. Attacks such as those experienced by government entities (including those that approve and/or regulate our products) and other multi-national companies, including some of our peers, could leave us unable to utilize key business systems or access or protect important data, and could have a material adverse effect on our ability to operate our business, including developing, gaining regulatory approval for, manufacturing, selling and/or distributing our products. For example, in 2017, a pharmaceutical company experienced a cyberattack involving virulent malware that significantly disrupted its operations, including its research and sales operations and the production of some of its medicines and vaccines. As a result of the cyberattack, its orders and sales for certain products were negatively affected. In late 2020, SolarWinds Corporation, a leading provider of software for monitoring and managing information technology infrastructure, disclosed that it had suffered a cybersecurity incident whereby attackers had inserted malicious code into legitimate software updates for its products that were installed by myriad private and government customers, enabling the attackers to access a backdoor to such systems. In 2022, Okta, Inc., a provider of software that helps companies manage user authentication, disclosed that several hundred of its corporate customers were vulnerable to a security breach that allowed attackers to access Okta’s internal network. Although this breach did not have a significant effect on our business, there can be no assurance that a similar future breach would not result in a material adverse effect on our business or results of operations.

Our systems contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we utilize third-party service providers to collect, process, store, manage or transmit such data, which have increased our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), business partners, nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors or the public. System vulnerabilities and/or cybersecurity breaches experienced by our third-party service providers constitute a substantial share of the information security risks to our business. There can be no assurance that a cybersecurity incident would not result in a material adverse effect on our business or results of operations. Further, the timeliness of our awareness of a cybersecurity incident affects our ability to respond to and work to mitigate the severity of such events.

Cyberattackers are also increasingly exploiting vulnerabilities in commercially available software from shared or open-source code. We rely on third party commercial software that have had and may have such vulnerabilities, but as use of open-source code is frequently not disclosed, our ability to fully assess this risk to our systems is limited. There can be no assurances that a vulnerability in the software and services that we use would not result in a material adverse effect on our business or results of operations.

Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services and companies we have acquired or may acquire face similar risks. Security breaches of their systems or service outages have adversely affected systems and could, in the future, affect our systems and security, leave us without access to important systems, products, raw materials, components, services or information, or expose our confidential data or sensitive personal information. An extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. For example, in February 2024, UnitedHealth Group announced that a suspected nation-state associated cyber security threat actor had gained access to some of the Change Healthcare (“Change”) information technology systems. Change is the largest clearinghouse for medical claims in the U.S. While Harrow was not directly impacted by this cybersecurity incident, it was reported that as a reaction to the cybersecurity incident, Change temporarily disconnected over 100 related payment systems and Change was unable to process medical claims through its primary platforms. This resulted in the delays to the revenue and cash collection cycle for several ASCs and physician offices, putting a strain on their cash resources. While temporary, the cash constraints for these ASCs and physician offices, we believe, impacted sales of some of our products, such as IHEEZO, during this disrupted period of time. In addition, we distribute our products in the United States primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be effective in protecting our information technology systems and sensitive data.

We will continue to experience varying degrees of cyberattacks and other incidents in the future. Even though we continue to invest in the monitoring, protection and resilience of our critical and/or sensitive data and systems, there can be no assurances that our efforts will detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks and/or breaches of our systems that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in material financial, legal business or reputational harm to us or negatively affect our stock price. While we maintain cyber-liability insurance, our insurance is not sufficient to cover us against all losses that could potentially result from a service interruption, breach of our systems or loss of our critical or sensitive data.

We are also subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. For example, we are subject to the CCPA, which became effective in January 2020, which can result in substantial penalties for noncompliance. The CCPA was amended in late 2020, to create the California Privacy Rights Act to create opt in requirements for the use of sensitive personal data and the formation of a new dedicated agency for the enforcement of the law, the California Privacy Protection Agency. Similar consumer privacy laws went into effect in Virginia, Colorado, Utah, Connecticut and Florida in 2023. Consumer privacy laws were also passed in 11 other states, with the earliest effective dates later this year, and proposed in three additional states. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.

Risks Related to Government Regulations and Third-Party Policies

Our business is significantly impacted by state and federal statutes and regulations.

Our proprietary compounded formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval is not required in order to market and sell our compounded formulations. We are pursuing FDA approval to market and sell drug candidates. The marketing and sale of those drug candidates, FDA-approved drugs and compounded formulations are subject to and must comply with extensive state and federal statutes and regulations governing those products and compounding pharmacies. These compounding statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, compared to the market available for FDA-approved drugs.

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

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our compounding pharmacies are in material compliance with applicable regulatory requirements. Further, if any of our compounding pharmacies fail to comply with regulatory requirements, they could be forced to permanently or temporarily cease or limit their compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Sections 503A and 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Additionally, the permanent injunction entered on July 22, 2019, by the United States District Court of the Central District of California (the “Court”) in the Allergan litigation (also referenced in Item. 3 Legal Proceedings), enjoins the Company from engaging in activities that are inconsistent with current FDA guidelines for 503A and 503B operations. While the Company believes its operations fully comply with the injunction, if the Court were to find the Company to be in violation of the injunction, further sanctions, including fines and limitations on the pharmacies’ operations, could occur.

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

Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.

Sales of our branded products depend on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans. Governments and private payors continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the pandemic, the economic downturn and inflation continue and are likely to increase across the markets we serve. Payors are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our branded products or narrower populations for which payors will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payor dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include legislation promulgated by the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation in addition to rebates imposed on manufacturers associated with drug waste (which could potentially impact sales of TRIESENCE). Additional proposals focused on drug pricing continue to be debated, and additional executive orders focused on drug pricing and competition are likely to be adopted and implemented in some form. Government actions or ballot initiatives at the state level also represent a highly active area of policymaking and experimentation, including pursuit of proposals that limit drug reimbursement under state run Medicaid programs based on reference prices or permitting importation of drugs from Canada. Such state policies may also eventually be adopted at the federal level.

We are unable to predict which or how many policy, regulatory, administrative or legislative changes may ultimately be, or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that payor actions further decrease or modify the coverage or reimbursement available for our products, require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our products, such actions could have a material adverse effect on our business and results of operations.

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

At the state level, government actions or ballot initiatives can also affect how our branded products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, drug importation programs or other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases. For example, a California law requires biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Similar laws exist in Oregon and Washington. Additional proposals directed at Medicaid seek to penalize manufacturers for pricing drugs above a certain threshold or limit spending on biopharmaceutical products. States are also seeking to change the way they pay for drugs for patients covered by state programs. New York has established a Medicaid drug spending cap, and Massachusetts implemented a new review and supplemental rebate negotiation process. Six states (Colorado, Maine, New Hampshire, Maryland, Oregon and Washington) have enacted laws that establish Prescription Drug Affordability Boards (“PDABs”) to study drug prices and identify drugs that pose affordability challenges, and in three states (Colorado, Maryland and Washington) include authority for the state PDABs to set upper payment limits on certain drugs in state regulated plans. Other states may consider implementing similar policies and laws. Additionally, Colorado, Florida, Maine, New Hampshire, New Mexico and Vermont have enacted laws, and several other states have proposed bills, to implement importation of drugs from Canada. The FDA has met with representatives from Colorado, Florida, Maine and New Mexico to discuss those states’ proposed importation programs, and the FDA may be working towards approving such plans. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.

U.S. commercial payor actions have affected and may continue to affect access to and sales of our products

Payors, including healthcare insurers, pharmacy benefit managers (“PBMs”), integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payors are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payors may affect these trends. For example, CMS finalized a policy for plan years starting on or after January 1, 2021 that has caused commercial payors to more widely adopt co-pay accumulator adjustment programs. Payors, including PBMs, have sought, and continue to seek, price discounts or rebates in connection with the placement of our branded products on their formularies or those they manage, and to also impose restrictions on access to or usage of our branded products (such as step therapy), require that patients receive the payor’s prior authorization before covering the product, and/or chosen to exclude certain indications for which our products are approved. In an effort to reduce barriers to access, we may reduce the net price of some of our branded products by providing greater discounts and rebates to payors (including PBMs that administer Medicare Part D prescription drug plans), and we may introduce a set of new National Drug Codes to make our branded products available at a lower list price. However, affordability of patient out-of-pocket co-pay cost has limited and may continue to limit patient use. Further, despite these net and list price reductions, some payors may restrict, patient access and may seek further discounts or rebates or take other actions, such as changing formulary coverage for some or all of our branded products. These factors have limited, and may continue to limit, patient affordability and use, negatively affecting sales of our branded products.

Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2024, we believe the top five integrated health plans and PBMs controlled approximately 92% of all pharmacy prescriptions. This high degree of consolidation among insurers and PBMs and other payors, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payors from our business. CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs), each have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payors could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Biden administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities.

Guidelines and recommendations published by various organizations can reduce the use of our branded products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. Professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations and organizations involved in various diseases also publish guidelines and recommendations to healthcare providers, administrators and payors, as well as patient communities. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies. In addition, a growing number of organizations are providing assessments of the value and pricing of biopharmaceutical products, and even organizations whose guidelines have historically been focused on clinical matters have begun to incorporate analyses of the cost effectiveness of various treatments into their treatment guidelines and recommendations. Value assessments may come from private organizations that publish their findings and offer recommendations relating to the products’ reimbursement by government and private payors. Some companies and payors have announced pricing and payment decisions based in part on the assessments of private organizations. In addition, government health technology assessment organizations in many countries make reimbursement recommendations to payors in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service effects of new, emerging and existing medicines and treatments. Such health technology assessment organizations have recommended, and may in the future recommend, reimbursement for certain of our products for a narrower indication than was approved by applicable regulatory agencies or may recommend against reimbursement entirely. See “- Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.” Such recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could have a material adverse effect on our product sales, business and results of operations. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will result in decreased use and dosage of our products could adversely affect the market price of our common stock.

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

In November 2022, USP published finalized revisions to USP <795> and USP <797>, which had been previously proposed for public comment in September 2021. The revisions include limitations on beyond use dating of sterile and preservative-free products and batch sizes, among other changes. USP expects the published revisions to become effective November 1, 2023, however, regulatory bodies such as state boards of pharmacy may adopt these changes at that time, or on different dates, on a case-by-case basis. While USP has no role in enforcement, we believe the revisions to USP <797> in particular will likely cause two changes to our business, which in the aggregate should have a neutral to positive revenue impact on Harrow: (i) a reduction in revenues generated from sales of formulations compounded by our 503A pharmacy, and (ii) an increase in revenues from sales of formulations compounded in our 503B facility. Further, we believe the changes to USP <797> will likely cause a reduction in the ability of local 503A pharmacies to produce compounded formulations to serve local markets, and that these changes in policy affecting sterile compounded formulations, if adopted by the various states, may increase demand for compounded formulations from larger vendors such as Harrow and cause further consolidation in the market for compounded formulations as smaller 503A pharmacies see a reduction in revenues from certain segments of their formularies affected by these changes.

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

Concentration of sales at certain of our wholesaler distributors and consolidation of private payors may negatively affect our business.

Certain of our distributors, customers and payors have substantial purchasing leverage, due to the volume of our products they purchase or the number of patient lives for which they provide coverage. The substantial majority of our U.S. branded product sales are made through three pharmaceutical product wholesaler distributors: McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, ambulatory surgical centers, hospitals and pharmacies. Similarly, as discussed above, there has been significant consolidation in the health insurance industry, including that a small number of PBMs now oversee a substantial percentage of total covered lives in the United States. See “ – Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.” The three largest PBMs in the United States are now part of major health insurance providers. The growing concentration of purchasing and negotiating power by these entities has, and may continue to, put pressure on our pricing due to their ability to extract price discounts on our branded products, fees for other services or rebates, negatively affecting our bargaining position, sales and/or profit margins. In addition, decisions by these entities to purchase or cover less or none of our branded products in favor of competing products could have a material adverse effect on our branded product sales, business and results of operations due to their purchasing volume. Further, if one of our significant wholesale distributors encounters financial or other difficulties and becomes unable or unwilling to pay us all amounts that such distributor owes us on a timely basis, or at all, it could negatively affect our business and results of operations. In addition, if one of our significant wholesale distributors becomes insolvent or otherwise unable to continue its commercial relationship with us in its present form, it could significantly disrupt our business and adversely affect our product sales, our business and results of operations unless suitable alternatives are timely found or lost sales are absorbed by another distributor.

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

The patent and intellectual property positions of pharmacies and pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have developed or obtained or will in the future develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we have developed or may in the future develop or to which we have acquired or may in the future acquire development rights. In addition, we cannot be certain that patents issued to us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us. In certain instances, we have acquired products that are patented and have been subject to prior litigation challenging the validity of certain patents related to those products. In some situations, the litigation resulted in settlement agreements that have allowed generic manufacturers to license the patent rights related to certain products and allowing the generic manufacturer to enter the market prior to patent expiration associated with the branded product.

We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our products, formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. Nonetheless, our employees and consultants may breach these agreements, and we may not have adequate remedies for the breach. Our trade secrets may otherwise become known or be independently discovered by competitors or could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

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

Our products, drug candidates and compounded formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of our products, drug candidates and compounded formulations and use of our technologies may infringe on the patent or other intellectual property rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of our affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not be available on acceptable terms or at all.

We are dependent on our Chief Executive Officer, Mark L. Baum, and other key persons for the continued growth and development of our Company.

Our Chief Executive Officer, Mark L. Baum, along with other key persons, including, but not limited to, our Chief Financial Officer, Andrew R. Boll, and Chief Executive Officer of ImprimisRx and Chief Commercial Officer, John P. Saharek, have played a primary role in creating and developing our current business model. We are highly dependent on these executives for the implementation of our business plan and the future development of our assets and our business, and the loss of their services and leadership could materially adversely impact our Company.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel to pursue our current business model. To achieve our planned growth, we may have significant difficulty attracting and retaining necessary employees. Because of the specialized nature of our business, the ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. There is intense competition to hire qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments, or natural disasters including earthquakes, typhoons, floods and fires, could have a material adverse effect on our business.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If we seek FDA approval to market and sell any of our drug candidates we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

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

Even if we obtain regulatory approval for any of our drug candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations (“cGCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMPs, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the VA, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

We may depend on the success of our drug candidates, and those we have royalty rights to, which have not yet demonstrated efficacy for their target or any other indications. If we are unable to generate revenues from our drug candidates, our ability to create stockholder value may be limited.

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

Obtaining and maintaining regulatory approval of our products and drug candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our products or drug candidates in other jurisdictions.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products. Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments, or natural disasters including earthquakes, typhoons, floods and fires, could affect our supply chain. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our drug candidates, increase our cost of goods sold and result in lost sales.

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

Risks Related to the Notes

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

The Notes are listed on Nasdaq under the symbols “HROWL” and “HROWM”. Although the Notes are listed, we cannot provide any assurances that an active trading market will be maintained for the Notes or that a holder will be able to sell the Notes. If the Notes are traded, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the Notes may make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure a holder that a liquid trading market will develop for the Notes, that a holder will be able to sell the Notes at a particular time or that the price received will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2023. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

A consistently active trading market for shares of our common stock may not be sustained.

Historically, trading in our common stock has been sporadic and volatile and our common stock has been “thinly-traded.” There have been, and may in the future be, extended periods when trading activity in our shares is minimal, compared to a seasoned issuer with a large and steady volume of trading activity. The market for our common stock is also characterized by significant price volatility compared to seasoned issuers, and we expect that such volatility may continue. As a result, the trading of relatively small quantities of shares may disproportionately influence the market price of our common stock. A consistently active and liquid trading market in our common stock may never develop or be sustained.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are subject to cybersecurity threats that could have a material adverse impact on our results of operations, financial condition and cash flows, as well as our operations—including our manufacturing and marketing capabilities. We operate a risk-based cybersecurity program which is designed to: (i) ensure the security, confidentiality, integrity and availability of our information and systems; (ii) protect against anticipated or actual cyber threats to our information and systems; and (iii) protect against unauthorized access and/or use of our information and systems. Overall cybersecurity risk reporting is integrated with our enterprise risk management program, is included in discussions with the Audit Committee of our board of directors and disclosed where appropriate. Our information technology and cybersecurity function is headed by our Chief Executive Officer (“CEO”), and Director of Information Technology, who are responsible for managerial oversight of our cybersecurity program. Our Director of Information Technology reports directly to the Chief Executive Officer of ImprimisRx and Chief Commercial Officer, who reports directly to our CEO.

We utilize a layered approach in assessing, identifying, evaluating and managing material risks from cybersecurity threats, and leverage outside partners to gain intelligence on threats. We take input from industry activities, third party assessments and internal simulations and continuously adjust our protection mechanisms to be effective. We also assess operational and data security risks associated with our use of third-party service providers, understanding where failure points may exist within our supply chain operations and data protections. If we learn of a cybersecurity incident at a third-party service provider, our information technology department will maintain communication with that third-party service provider and communicate any cybersecurity incidents to the Director of Information Technology and CEO. All Harrow employees receive information security training (including data protection and fraud awareness) on an annual basis, and we use industry standard technology to monitor systems for anomalous behavior. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. In the event an incident were to occur, a Security Incident Response Team would be convened that consists of members from many functions, including legal counsel, the Director of Information Technology and the CEO.

Our Board of Directors has the ultimate oversight of the Company’s risks—including cybersecurity risks—with our Audit Committee assisting the Board of Directors in its oversight of cyber and information security risks. Members of management that possess information security certifications and many years of experience work with our legal, finance and corporate governance functions to identify, define and report cybersecurity risks, policies and procedures and incident response plans. The Audit Committee receives updates on our cybersecurity program from management on a regular basis and more frequently as determined to be necessary or advisable. Updates to the Audit Committee include policies, processes, procedures and any significant developments related to the identification, mitigation and remediation of cybersecurity risks, as well as effectiveness and changes in our ability to monitor, protect, detect and respond to incidents, risk reviews and industry news briefings. The Audit Committee also ensures that management provides a cyber and information security update to the Board of Directors at least annually. Finally, in the event a material cybersecurity incident were to occur, the CEO and Director of Information Technology would brief the Audit Committee which would then be responsible for assessing the materiality of the incident and making the determination of materiality and any related disclosure.

We face a number of cybersecurity risks in connection with our business. Although we have numerous controls to protect against common attacks, some attacks may still be effective. Our controls are designed to detect, triage and eradicate these attacks. While we carry a cyber insurance policy to help cover investigation and mitigation expenses, it may be subject to limitations and be insufficient to cover all expenses that may result from a cybersecurity incident. Although the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication.

For more information about the cybersecurity risks and other information technology and data privacy risks we face, see Item 1A. Risk Factors and the subsection titled A breakdown of our information technology systems, or a cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems, network-connected control systems and/or our data, interrupt the operation of our business and/or affect our reputation.

ITEM 2. PROPERTIES

We lease approximately 38,200 square feet of lab, warehouse, and office space in Ledgewood, New Jersey, in three separate suites. The current lease term expires on July 31, 2027 and includes options to extend the lease term through 2037. This space serves as an outsourcing facility and pharmacy for ImprimisRx.

We lease approximately 5,500 square feet of office space in Nashville, Tennessee. The current lease term expires on December 31, 2024. This office serves as our corporate headquarters.

We lease approximately 5,800 square feet of office space in Carlsbad, California. The current lease term began January 1, 2022 and expires on March 31, 2025 and includes an option to extend the lease term through March 2028. This office generally supports the certain marketing and administrative functions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “HROW” and the Notes are listed on The Nasdaq Stock Market LLC under the symbols “HROWL” and “HROWM.”

Holders

As of March 18, 2024, there were approximately 67 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2023.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

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

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, including Imprimis RxNJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, Harrow IP, LLC and Harrow Eye, LLC.

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in North America, all of which are marketed under the Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses. In addition, we have a non-controlling equity interest in Melt Pharmaceuticals, Inc. (“Melt”), and two other companies that began as subsidiaries of Harrow and were subsequently carved-out of our corporate structure and deconsolidated from our financial statements.

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

Recent Developments

The following describes certain developments in 2023 and 2024 to date that are important to understand our financial condition and results of operations. See the notes to our consolidated financial statements included in this Annual Report for additional information about each of these developments.

Apotex - Canadian Out-License

In February 2024, we entered into a license and supply agreement with Apotex Inc. (“Apotex”). Under the terms of the agreement, Apotex licensed exclusive rights and marketing authorizations of the following products in the Canadian market from Harrow: VERKAZIA (cyclosporine ophthalmic emulsion) 0.1% and Cationorm PLUS. Apotex was also granted a license for products Apotex will pursue approval for in Canada: VEVYE (cyclosporine ophthalmic solution) 0.1%, IHEEZO (chloroprocaine hydrochloride ophthalmic gel) 3%, and ZERVIATE (cetirizine ophthalmic solution) 0.24% (with VERKAZIA and Cationorm Plus, collectively, the “Apotex Products”). In exchange, Apotex will make payments to Harrow for milestones related to manufacturing arrangements, regulatory and commercial achievements, in addition to royalties on net sales of the Apotex Products.

VEVYE U.S. Launch

In January 2024, we launched VEVYE (cyclosporine ophthalmic solution) 0.1%, the first and only water-free cyclosporine dissolved in a semifluorinated alkane approved to treat both the signs and symptoms of dry eye disease, in the U.S. We partnered with various entities including PhilRx, Apollo Care and PARx Solutions to enhance our market and patient access program for VEVYE.

Melt Loan Settlement

In December 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”), dated as of September 1, 2021, as amended, by and between us, as lender, and Melt, as borrower, which provided for a senior secured term loan with an initial aggregate principal amount of $13,500,000 bearing interest at 12.50% per annum. As of the date of termination, approximately $18,400,000 remained outstanding under the Loan Agreement. Pursuant to the terms of a Settlement and Payoff Agreement, dated as of December 28, 2023, by and between us and Melt (the “Settlement Agreement”), we received 2,260,000 shares of Melt’s Series B-1 Preferred Stock and 74,256 shares of Melt’s Series B Preferred Stock in consideration for the full payment of all amounts outstanding under the Loan Agreement. The Settlement Agreement contains customary representations, warranties and releases of the parties and requires the parties to enter into a registration rights agreement providing us with rights consistent with other holders of preferred stock of Melt.

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

We are also working to ensure our continued access to the Medicare market for the ambulatory surgery center (ASC), hospital and outpatient department (HOPD), and in-office use market for IHEEZO. In this regard, we are designing and intend to execute, during 2024, clinical studies to build data sets that could be presented to Centers for Medicare & Medicaid Services (CMS) to extend our temporary pass-through period for IHEEZO in ASCs and HOPDs. We also met with CMS in January 2024 to request clarification related to its anesthesia billing policy which has historically not allowed for the separate billing of anesthesia services in the physician’s office. During the meeting we requested that CMS clarify that J-Code 2403, IHEEZO’s permanent J-Code, is appropriate to be billed for the anesthesia product itself (i.e., IHEEZO in our case) in the physician office setting. As of the date of this Annual Report, we had not received feedback from CMS following our meeting in January 2024.

At the beginning of April 2023, we initiated a regional and targeted launch of IHEEZO (chloroprocaine HCL ophthalmic gel) 3%. In early May 2023, our full commercial launch of IHEEZO occurred, with the product being highlighted by our commercial team at the ASCRS (American Society of Cataract and Refractive Surgery) Annual Meeting.

Recently we invested in an in-vivo (in human) study to compare the effects of IHEEZO with povidone-iodine (PVI) compared to a low-viscosity tetracaine ophthalmic solution with PVI. The primary intent of the study is to show that IHEEZO does not act as a “barrier” to PVI, which had otherwise been shown with other ocular anesthetic gels. Findings from the study are positive and showed that IHEEZO demonstrated a similar barrier risk to tetracaine (e.g., a non-gel anesthetic).

Acquisition of VEVYETM U.S. and Canadian Commercial Rights

In July 2023, we acquired commercial rights of VEVYE for the U.S. and Canadian markets (the “VEVYE Acquisition”). VEVYE, which is dispensed topically in a unique ten microliter per one drop and is labeled for twice-daily (BID) dosing, is the first and only cyclosporine-based product indicated for the treatment of both signs and symptoms of dry eye disease (DED). VEVYE was approved on May 30, 2023 by the FDA. We acquired the commercial rights to VEVYE by entering into a license agreement with Novaliq GmbH (“Novaliq”). As consideration, we made initial payments to Novaliq totaling $8,000,000 and will pay low double-digit royalties on net sales of VEVYE along with potential commercial milestone payments. In February 2024, we agreed to license rights for VEVYE in Canada to Apotex.

Acquisition of Certain U.S. and Canadian Commercial Rights to Santen and Eyevance Products

In July 2023, we entered into an Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and a License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the Santen Agreements, we acquired the exclusive commercial rights to assets associated with the following ophthalmic products (collectively, the “Santen Products”), in the U.S.: FLAREX® (fluorometholone acetate ophthalmic suspension) 0.1%, NATACYN® (natamycin ophthalmic suspension) 5%, TOBRADEX® ST (tobramycin and dexamethasone ophthalmic suspension) 0.3%/0.05%, ZERVIATE® (cetirizine ophthalmic solution) 0.24%, and FRESHKOTE®. In the U.S. and Canada: VERKAZIA ® (cyclosporine ophthalmic emulsion) 0.1%, and in Canada: Cationorm PLUS.

The transactions pursuant to the Santen Agreements are referred to in this Annual Report as the “Santen Products Acquisition.”

Under the terms of the Santen Agreements, we made an initial one-time payment of $8,000,000. In addition, the Santen Agreements provide for various one-time milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of VERKAZIA and high-single digit royalty payments on net sales of Cationorm PLUS. Under the Santen Agreements, we also assumed certain obligations associated with other third parties that require royalties on sales of FRESHKOTE and ZERVIATE. Immediately following the closing and subject to certain conditions, prior to the transfer of the Santen Product NDAs and other marketing authorizations to us, Santen continued to sell the Santen Products on our behalf and transfer the net profit from the sale of the Santen Products to us. In October 2023, we completed the transfer of the U.S. NDAs and rights of the Santen Products. The Canadian marketing authorizations of VERKAZIA and Cationorm PLUS will be transferred to Apotex during 2024.

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

On July 18, 2023, we entered into the First Amendment to the Oaktree Loan (the “Oaktree Amendment”). Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and we made other changes related to the Santen Products Acquisition. Upon satisfaction of certain conditions to funding, we drew down a principal amount of $12,500,000 (the “Loan Increase”) on August 1, 2023 to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were provided in the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, we have drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan and an additional Tranche B loan amount of up to $35,000,000 remains available to us upon the commercialization of TRIESENCE, provided, that if Tranche B is not drawn by the Company on or before March 27, 2024, the amount available under Tranche B will decrease to $30,000,000.

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

Acquisition of ILEVRO, NEVANAC, VIGAMOX, MAXIDEX and TRIESENCE

In December 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”), pursuant to which the Company agreed to purchase from Novartis the exclusive commercial rights to assets associated with the following ophthalmic products (collectively the “NVS 5 Products”) in the U.S. (the “NVS 5 Acquisition”):

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

We closed the NVS 5 Acquisition on January 20, 2023. Under the terms of the Purchase Agreement, we made a one-time payment of $130,000,000 at closing, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. Pursuant to the Purchase Agreement and various ancillary agreements, immediately following the closing and subject to certain conditions, for a period that lasted approximately nine months, and prior to the transfer of the NVS 5 Products new drug applications (the “NDAs”) to us, Novartis continued to sell the NVS 5 Products on our behalf and transferred the net profit from the sale of the NVS 5 Products to us. Novartis has agreed to supply certain NVS 5 Products to the Company for a period of time after the NDAs are transferred to us and to assist with technology transfer of the NVS 5 Products manufacturing to other third-party manufacturers, if needed.

On April 28, 2023, we transferred the NDAs for ILEVRO, NEVANAC and MAXIDEX. In July 2023, we transferred the NDA for VIGAMOX, and the NDA for TRIESENCE was transferred in November 2023. The milestone payment due upon commercial availability for TRIESENCE decreased from $45,000,000 to $37,000,000 on January 20, 2024. We expect Novartis to produce a performance process qualification (“PPQ”) batch during April 2024. If this PPQ batch is successful, our manufacturing partners will need to complete two additional, consecutive and successful PPQ batches (an aggregate of three PPQ batches) of TRIESENCE before the product can be released for commercial use. We believe it is possible TRIESENCE could be re-launched before the end of 2024 if these PPQ batches are successful, at which point the $37,000,000 milestone payment will become due to Novartis.

HROWM – Senior Notes Offering

In December 2022, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, pursuant to which we agreed to sell $35,000,000 aggregate principal amount of 11.875% Senior Notes due 2027 (the “2027 Notes”) plus up to an additional $5,250,000 aggregate principal amount of 2027 Notes pursuant to an option granted to the underwriters to purchase additional 2027 Notes. In January 2023, the underwriters exercised their option to purchase the additional $5,250,000 aggregate principal amount of 2027 Notes.

B. Riley Loan and Security Agreement – Paid

On December 14, 2022, we entered into a Loan and Security Agreement (the “BR Loan”) with B. Riley Commercial Capital, LLC, as administrative agent for the lenders from time to time party thereto. The proceeds of the BR Loan were used to finance the NVS 5 Acquisition.

The BR Loan provided for a loan facility of up to $100,000,000 to the Company with a maturity date of December 14, 2025, at an interest rate of 10.875% per annum. The BR Loan was secured by an intellectual property security agreement and by all assets of the Company and its material subsidiaries. In January 2023, the Company drew $59,750,000 of the BR Loan simultaneously with the consummation of the NVS 5 Acquisition, and subsequently paid back the BR Loan in March 2023 at the time of closing the Oaktree Loan. No remaining amounts are due under the BR Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for any future period.

Comparison of Years Ended December 31, 2023 and 2022

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		$
	2023	2022	Variance
Product sales, net	$117,447,000	$83,524,000	$33,923,000
Commission revenues	-	3,866,000	(3,866,000)
Transfer of acquired product sales/profit	12,746,000	1,205,000	11,541,000
Total revenues	$130,193,000	$88,595,000	$41,598,000

The increase in revenues between periods was related to an increase in sales of our branded ophthalmology products, as well as an increase in the transfer of acquired products sales and profits related to the NVS 5 Acquisition and Santen Products Acquisition. This increase in 2023 was offset slightly by a decrease in commissions attributable to sales of DEXYCU® (which agreement terminated January 1, 2023) and a decrease in sales from our non-ophthalmology compounded products as a result of our sale of those assets in the fourth quarter of 2022. During the year ended December 31, 2023, revenues, including transfer of acquired product sales and profits, from branded products totaled $50,258,000, as compared to $2,716,000 in the prior year.

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

The following presents our cost of sales for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		$
	2023	2022	Variance
Cost of sales	$39,640,000	$25,383,000	$14,257,000

The increase in our cost of sales was largely attributable to the amortization of acquired product NDAs which totaled $9,314,000 for the year ended December 31, 2023, compared to $1,364,000 during the prior year, offset by lesser increases in expenses associated with unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

	For the Years Ended December 31,		$
	2023	2022	Variance
Gross profit	$90,553,000	$63,212,000	$27,341,000
Gross margin	69.6%	71.3%	(1.7)%

The decrease in gross margin between the years ended December 31, 2023 and 2022 was primarily attributable to amortization of acquired NDAs from the NVS 5 Acquisition, beginning in January 2023.

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

The following presents our selling, general and administrative expenses for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		$
	2023	2022	Variance
Selling, general and administrative	$83,090,000	$58,243,000	$24,847,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in stock-based compensation expense, including new expenses associated with performance stock units (“PSUs”) granted in April 2023 of $7,722,000 for the year ended December 31, 2023, compared to the prior year. Other areas of increased expenses included $3,257,000 related to new regulatory costs and enhancements and a $6,844,000 increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the transition of the Santen Products, and the commercial launch of IHEEZO in April 2023 and VEVYE in December 2023.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily included personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our R&D expenses for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		$
	2023	2022	Variance
Research and development	$6,652,000	$3,050,000	$3,602,000

The increase in R&D expenses between periods was primarily attributable to increased activity related to product acquisitions, product launches, clinical and medical support.

Impairment and Disposal of Long-Lived Assets

During the year ended December 31, 2023, we recorded a charge of $548,000, of which, $380,000 was related to the impairment of licenses, trademarks, patents and patent applications and $168,000 was related to equipment that was no longer in service.

Interest Expense, net

Interest expense, net was $21,324,000 during the year ended December 31, 2023, compared to $7,244,000 during the year ended December 31, 2022. The increase was primarily due to an increase in the principal balance of our loans throughout the two periods presented.

Equity in Losses of Unconsolidated Entities

During the years ended December 31, 2023 and 2022, we recorded a loss of $0 and $11,133,000, respectively, for our share of losses based on our ownership of Melt and Surface.

Investment Gain (Loss) from Eton

We recorded a gain of $3,092,000 related to the change in fair market value of our investment in Eton’s common stock for the year ended December 31, 2023. We recorded a loss of $2,914,000 related to our investment in Eton’s common stock for the year ended December 31, 2022.

Gain on Sale of Non-Ophthalmology Assets

During the year ended December 31, 2022, we recorded a gain on the sale of our non-ophthalmology assets to Innovation Compounding Pharmacy, LLC of $5,259,000.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the payoff of the BR Loan.

Other Income (Expense), net

During the year ended December 31, 2023 we recorded other expense, net of $444,000 related primarily to transition services and write-off of inventories associated with the divestment of our non-ophthalmology business, and a charge related to equipment that was no longer in service. During the year ended December 31, 2022, we recorded other income, net of $102,000 related to the transition services provided as part of our non-ophthalmology related compounding product line.

Tax Expense

During the years ended December 31, 2023 and 2022, we recorded income tax expense of $701,000 and $75,000, respectively.

The following table presents our net loss for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Net loss	$(24,411,000)	$(14,086,000)
Net loss per share, basic and diluted	$(0.75)	$(0.51)

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2023 was $74,085,000, compared to $96,270,000 at December 31, 2022.

As of the date of this Annual Report, we believe that cash and cash equivalents of $74,085,000 at December 31, 2023 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Eton, Surface, and Melt. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing products, drug candidates, compounded formulations and technologies, integrating and developing our operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional drug products, drug candidates, and/or assets or technologies, pharmacies, outsourcing facilities, drug company and manufacturers, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flows

The following provides detailed information about our net cash flows for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$3,840,000	$1,705,000
Investing activities	(152,553,000)	(1,743,000)
Financing activities	126,528,000	54,141,000
Net change in cash and cash equivalents	(22,185,000)	54,103,000
Cash and cash equivalents at beginning of the year	96,270,000	42,167,000
Cash and cash equivalents at end of the year	$74,085,000	$96,270,000

Operating Activities

Net cash provided by operating activities was $3,840,000 in 2023, compared to $1,705,000 in the prior year. Operating cash flow improved despite the increased net loss due to increased non-cash charges in 2023 compared to the prior year. Notably an increase in amortization expense of intangible assets to $10,082,000 for the year ended December 31, 2023 compared to $1,578,000 in 2022, an increase in amortization of debt issuance costs and debt discounts to $4,097,000 for the year ended December 31, 2023 compared to $782,000 in 2022, an increase in expense related to stock-based compensation to $15,696,000 for the year ended December 31, 2023 compared to $7,974,000 in 2022, as well as $5,465,000 related to loss on extinguishment of our B. Riley senior debt.

Investing Activities

Net cash used in investing activities in 2023 and 2022 was $(152,553,000) and $(1,743,000), respectively. Cash used in investing activities in 2023 was primarily associated with the NVS 5 Acquisition, Santen Products Acquisition and VEVYE Acquisition. Cash used in investing activities during the 2022 period was primarily associated with equipment and software purchases and upgrades along with investments in our intellectual property portfolio, offset by cash received on the sale of our non-ophthalmic assets.

Financing Activities

Net cash provided by financing activities in 2023 and 2022 was $126,528,000 and $54,141,000, respectively. Cash provided by financing activities during the year ended December 31, 2023 was primarily related to proceeds received from the sale of the 2027 Notes, the Oaktree Loan and Oaktree Amendment, and the Offering, offset by payment of payroll taxes upon vesting of PSUs in exchange for shares withheld from employees. Net cash provided by financing activities during the year ended December 31, 2022 was primarily related to net proceeds from the sale of the 2027 Notes and sale of common stock.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities, and in 2023 and 2022, proceeds from the sale of the 2027 Notes, the Offering and the Oaktree Loan and Oaktree Amendment. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries, along with some or all of the remaining portion of our Eton common stock.

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

We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history,. In addition, the fact that we have a limited history of profitability could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

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

Revenue Recognition and Deferred Revenue

We account for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. We have three primary streams of revenue (four in 2022): (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from a commission agreement with a third party in 2022, (3) revenue recognized from transfer of acquired product sales and profits, and (4) revenue recognized from intellectual property licenses.

Product Revenues

We sell prescription medications directly through our pharmacy, outsourcing facility and 3PL partner. Revenue from our pharmacy services includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, the Company has identified the following:

1.	Identify the contract(s) with a customer: A contract is deemed to exist when the customer places an order through receipt of a prescription, via an online order or via receipt of a purchase order from a customer. For branded products, orders are received through the Company’s 3PL partner, and the customer takes title of the products via formal purchase orders placed and fulfilled.

2.	Identify the performance obligations in the contract: Obligations for fulfillment of our contracts consist of delivering the product to customers at their specified destination. For shipping and handling activities under ASC 606, if the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. We have elected to treat its shipping and handling activities as a fulfillment cost.

3.	Determine the transaction price: The transaction price is based on an amount that reflects the consideration to which we expect to be entitled, net of accruals for estimated rebates, wholesaler chargebacks, discounts, copay assistance and other deductions (collectively, sales deductions) and an estimate for returns and replacements established at the time of sale. We utilize the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of our branded products. The transfer of promised goods is satisfied within a year, and therefore there are no significant financing components. There is no non-cash consideration related to product sales.

4.	Allocate the transaction price to the performance obligations in the contract: Because there is only one performance obligation for product sales, no allocation is necessary.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation: Revenue from products is recognized upon transfer of control of a product to a customer. This generally occurs upon shipment unless contractual terms with a customer state that transfer of control occurs at delivery.

Commission Revenues

We have entered into an agreement whereby it is paid a fee calculated based on sales we generate from a pharmaceutical product that is owned by a third party. The revenue earned from this arrangement is recognized, at which point there is no future performance obligation required by us and no consequential continuing involvement on our part to recognize the associated revenue.

Revenues From Transfer of Acquired Product Sales and Profits

We entered into agreements whereby we purchased the exclusive commercial rights to assets associated with certain ophthalmic products from other pharmaceutical companies (the “Sellers”). During a temporary, transition period, the Sellers continue to manufacture and market these products and transfer the net profit from the sale of the products to us. The revenue we recognized from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Sellers and confirmed by us, typically on a monthly basis, at which point there is no future performance obligation required and no consequential continuing involvement on our part to recognize the associated revenue. On a quarterly basis, the Sellers invoiced us for all credits and reimbursements (“Chargebacks”) made to customers related to the products. We used historical actual experience to estimate Chargebacks associated with the net sales and profit transferred. The estimated Chargebacks are recorded as a reduction in revenues from transfer of acquired product sales and profits in our consolidated statements of operations, and recorded as a reduction to accounts receivable in the consolidated balance sheets, at the time the revenue is recognized.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable in the consolidated balance sheets. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the related debt and is recorded in interest expense in the accompanying consolidated statements of operations. At December 31, 2022, we recorded deferred financing costs of $1,950,000 related to the B. Riley Loan and Security Agreement (the “BR Loan”), which was recorded as a debt issuance cost and net of the related BR Loan when it funded in January 2023 (see the accompany Note 13 to our consolidated financial statements).

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see subheading “Goodwill and Intangible Assets” below). If costs are not capitalized they are expensed as incurred.

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

We account for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2023 and 2022, there was $2,853,000 and $0, respectively, of unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had an accrual for interest or penalties of $40,000 and $0 in the consolidated balance sheets at December 31, 2023 and 2022, respectively, and have recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2023 and 2022 of $40,000 and $0, respectively. We are subject to taxation in the United States, California, New Jersey, Tennessee and various other states. Our tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Investment in Melt Pharmaceuticals, Inc. – Related Party

We own 3,500,000 shares of common stock and 2,334,256 shares of preferred stock of Melt (representing in aggregate approximately 47% of the equity interests as of December 31, 2023). We analyze our investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. We have determined that we do not have the ability to control Melt, however we have the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, we recognize earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, we reduced the carrying value of our investment in Melt to $0 as a result of recording our share of equity losses in Melt since its deconsolidation in 2019. As of December 31, 2022, and at the time of entering into the Melt Loan Agreement (see Note 5 to our consolidated financials statements), we owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of our common stock investment in Melt to $0, we began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, we treated interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduced our investment in Melt accordingly, rather than recording interest income.

On a quarterly basis, we assess whether there are any indicators that the carrying value of our equity method investments may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, we will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, we will recognize an impairment loss based on the estimated fair value of the equity method investments. During the year ended December 31, 2023, the Melt Loan Agreement (as defined in Note 5 to our consolidated financial statements) was settled in exchange for Melt preferred stock (see the Note 5 to our consolidated financial statements for loan settlement disclosure). We reduced the Melt Loan Agreement and subsequent preferred stock investment in Melt to $0 as a result of recording our share of equity losses of Melt. We have no other investments in Melt and no other requirements to advance funds to Melt.

The following table summarizes our investments in Melt as of December 31, 2023:

	Cost Basis	Share of Equity Method Losses	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-
Preferred stock	18,397,000	(18,397,000)	-
	$24,207,000	$(24,207,000)	$-

The following table summarizes our investments in Melt as of December 31, 2022:

	Cost Basis	Share of Equity Method Losses	Paid-in-Kind Interest	In-substance Capital Contributions	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$-	$-
Loan	13,500,000	(13,500,000)	2,484,000	(2,484,000)	-
	$19,310,000	$(19,310,000)	$2,484,000	$(2,484,000)	$-

At December 31, 2023 and 2022, we recorded $89,000 and $139,000, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

See the Note 5 to our consolidated financial statements for more information and related party disclosure regarding Melt.

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, we capitalize third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, we amortize these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Acquired product rights, including new drug applications (“NDAs”), are amortized over their estimated useful lives, generally 4-15 years, based on a straight-line method. Trademarks are an indefinite-lived intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

The goodwill impairment test consists of a two-step process as follows:

Step 1. We compare the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and we then perform the second step of the impairment test to measure the impairment loss. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

As a result of its assessment in 2023, we concluded that goodwill is not impaired as of December 31, 2023.

Impairment of Other Long-Lived Assets

Other long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization and patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the asset is based on the discounted value of its estimated future cash flows. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

As a result of its assessment in 2023, we recorded an impairment charge of $380,000 related to the impairment of certain licenses, trademarks, patents and patent applications (see the Note 11 to our consolidated financial statements).

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”), performance stock units (“PSUs) and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. We use the Black-Scholes-Merton option pricing model and Monte Carlo simulation model to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007).
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).
3.2	Amended and Restated Bylaws of Harrow, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).
4.1*	Description of the Company’s Securities
4.2	Indenture dated April 20, 2021, between Harrow, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.3	First Supplemental Indenture dated April 20, 2021 between Harrow, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.4	Form of 8.625% Senior Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.5	Second Supplemental Indenture dated December 20, 2022 between Harrow, Inc. and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on December 20, 2022).
4.6	Form of 11.875% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on December 20, 2022).
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013)
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007)
10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013)
10.7#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016)
10.8#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016)
10.9#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016)
10.10	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017)
10.11#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.12#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.13#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017)
10.14#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.15#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)
10.16#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017)

10.17	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.18	Amended and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018)
10.19	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.20	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018)
10.21#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.22#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.23#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018)
10.24	Asset Purchase Agreement dated December 11, 2018 between Harrow, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on February 5, 2019)
10.25#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 14, 2019)
10.26#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 14, 2019)
10.27#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 14, 2019)
10.28#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.64#* to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.29#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.65#* to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.30#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.66#* to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.31	Commercial Alliance Agreement between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC dated August 1, 2020 (incorporated herein by reference to Exhibit 10.1*# to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 9, 2020).
10.32	Expansion Term Letter Agreement dated December 6, 2021 between Eyepoint Pharmaceuticals, Inc. and ImprimisRx, LLC (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 10, 2022)

10.33	Mutual Termination Agreement dated October 7, 2022 between ImprimisRx and EyePoint Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 14, 2022)
10.34	License and Supply Agreement dated July 25, 2021 between Harrow, Inc. and Sintetica, S.A. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 10, 2021)
10.35#	Harrow, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 25, 2017)
10.36#	First Amendment to the Harrow, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to Harrow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2021)
10.37	Loan and Security Agreement dated September 1, 2021 among Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 2, 2021)
10.38	First Amendment to Loan and Security Agreement dated April 8, 2022 between Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 14, 2022)
10.39	Second Amendment to Loan and Security Agreement dated September 21, 2022 between Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 14, 2022)
10.40	Asset Purchase Agreement dated December 17, 2021 between Harrow, Inc. and Novartis Technology, LLC and Novartis Ophthalmics AG (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 10, 2022).
10.41	Asset Purchase Agreement dated December 13, 2022 between Harrow, Inc. and Novartis Technology, LLC and Novartis Innovative Therapies AG (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on December 14, 2022).
10.42	Loan and Security Agreement dated December 14, 2022 between Harrow, Inc. and B. Riley Commercial Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on May 11, 2023).
10.43	Credit and Guaranty Agreement dated March 27, 2023 between Harrow, Inc. and Oaktree Fund Administration, LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on May 11, 2023).
10.44

First Amendment to Credit Agreement and Guaranty dated July 18, 2023 to the Credit Agreement and Guaranty dated March 27, 2023 between Harrow, Inc. and Oaktree Fund Administration, LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 9, 2023).

10.45	Second Amendment to License and Supply Agreement dated August 4, 2023 between Harrow IP, LLC and Sintetica S.A (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 13, 2023).

10.46*	Third Amendment to License and Supply Agreement dated February 6, 2024 between Harrow IP, LLC and Sintetica S.A
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.
97*	Harrow, Inc. Policy Regarding the Mandatory Recovery of Compensation.
101.INS*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW, INC.

By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer (Principal Executive Officer)

Date:	March 19, 2024

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Chairman of the Board	March 19, 2024
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer and Corporate Secretary	March 19, 2024
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Adrienne L. Graves	Director	March 19, 2024
Adrienne L. Graves

/s/ Teresa F. Sparks	Director	March 19, 2024
Teresa F. Sparks

/s/ Lauren P. Silvernail	Director	March 19, 2024
Lauren P. Silvernail

/s/ Perry J. Sternberg	Director	March 19, 2024
Perry J. Sternberg

/s/ Martin Makary	Director	March 19, 2024
Martin Makary

FINANCIAL STATEMENTS

Harrow, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Harrow, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harrow, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Product Sales Deductions – Branded Products

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, revenues from branded product sales are recognized net of accruals for estimated rebates, wholesaler chargebacks, discounts, copay assistance and other deductions (collectively, “sales deductions”), which are established at the time of sale. Management’s estimate of sales deductions for branded products is based on the inventory levels in the distribution channel as provided by wholesalers, as well as the actual average selling price for each product which is impacted by changes in customer mix, changes in negotiated terms with customers, and changes in the volume of purchases. In addition, management utilizes the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of its branded products.

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

Irvine, California

March 19, 2024

HARROW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$74,085,000	$96,270,000
Investment in Eton Pharmaceuticals	8,681,000	5,589,000
Accounts receivable, net	36,261,000	6,249,000
Inventories	10,867,000	6,541,000
Prepaid expenses and other current assets	9,588,000	3,611,000
Total current assets	139,482,000	118,260,000
Property, plant and equipment, net	3,521,000	3,486,000
Capitalized software costs, net	2,138,000	2,112,000
Deferred financing costs	-	1,950,000
Operating lease right-of-use assets, net	6,785,000	7,513,000
Intangible assets, net	159,906,000	23,725,000
Goodwill	332,000	332,000
TOTAL ASSETS	$312,164,000	$157,378,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,581,000	$13,771,000
Accrued rebates and copay assistance	18,432,000	-
Accrued payroll and related liabilities	5,450,000	4,025,000
Deferred revenue and customer deposits	75,000	113,000
Current portion of operating lease obligations	806,000	723,000
Total current liabilities	49,344,000	18,632,000
Operating lease obligations, net of current portion	6,524,000	7,332,000
Accrued expenses, net of current portion	2,713,000	-
Notes payable, net of unamortized debt discount and issuance costs	183,172,000	104,174,000
TOTAL LIABILITIES	241,753,000	130,138,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,168,260 and 29,901,530 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	35,000	30,000
Additional paid-in capital	204,635,000	137,058,000
Accumulated deficit	(133,904,000)	(109,493,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	70,766,000	27,595,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	70,411,000	27,240,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,164,000	$157,378,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenues:
Product sales, net	$117,447,000	$83,524,000
Other revenues	12,746,000	5,071,000
Total revenues	130,193,000	88,595,000
Cost of sales	(39,640,000)	(25,383,000)
Gross profit	90,553,000	63,212,000
Operating expenses:
Selling, general and administrative	83,090,000	58,243,000
Research and development	6,652,000	3,050,000
Impairment of intangible assets	380,000	-
Total operating expenses	90,122,000	61,293,000
Income from operations	431,000	1,919,000
Other (expense) income:
Interest expense, net	(21,324,000)	(7,244,000)
Equity in losses of unconsolidated entities	-	(11,133,000)
Investment gain (loss) from Eton Pharmaceuticals	3,092,000	(2,914,000)
Loss on extinguishment of debt	(5,465,000)	-
Gain on sale of non-ophthalmology assets	-	5,259,000
Other (expense) income, net	(444,000)	102,000
Total other expense, net	(24,141,000)	(15,930,000)
Loss before income tax provision	(23,710,000)	(14,011,000)
Income tax provision	(701,000)	(75,000)
Net loss attributable to Harrow, Inc.	$(24,411,000)	$(14,086,000)
Basic and diluted net loss per share of common stock	$(0.75)	$(0.51)
Weighted average number of shares of common stock outstanding, basic and diluted	32,616,777	27,460,968

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2021	26,902,763	$27,000	$106,666,000	$(95,407,000)	$11,286,000	$(355,000)	$10,931,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	19,679	-	55,000	-	55,000	-	55,000
Exercise of employee stock-based options	221,086	1,000	586,000	-	587,000	-	587,000
Exercise of warrants	306,347	-	-	-	-	-	-
Vesting of RSUs	185,000	1,000	(1,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(109,771)	(1,000)	(875,000)	-	(876,000)	-	(876,000)
Issuance of common shares from public offering, net of offering costs	2,376,426	2,000	22,653,000	-	22,655,000	-	22,655,000
Stock-based compensation expense	-	-	7,974,000	-	7,974,000	-	7,974,000
Net loss	-	-	-	(14,086,000)	(14,086,000)	-	(14,086,000)
Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	235,975	-	294,000	-	294,000	-	294,000
Vesting of RSUs and PSUs	1,847,876	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(714,445)	(1,000)	(13,012,000)	-	(13,013,000)	-	(13,013,000)
Stock-based compensation expense	-	-	15,696,000	-	15,696,000	-	15,696,000
Net loss	-	-	-	(24,411,000)	(24,411,000)	-	(24,411,000)
Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,411,000)	$(14,086,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	1,530,000	1,477,000
Amortization of intangible assets	10,082,000	1,578,000
Amortization of operating lease right-of-use assets	728,000	610,000
Provision for credit losses	332,000	81,000
Amortization of debt issuance costs and debt discount	4,097,000	782,000
Investment (gain) loss from investment in Eton	(3,092,000)	2,914,000
Equity in losses of unconsolidated entities	-	11,133,000
Loss on disposal of equipment	168,000	69,000
Impairment of intangible assets	380,000	-
Loss on extinguishment of debt	5,465,000	-
Stock-based compensation	15,696,000	7,974,000
Gain on sale of non-ophthalmology assets	-	(5,259,000)
Changes in assets and liabilities:
Accounts receivable	(30,344,000)	(1,860,000)
Inventories	(4,326,000)	(2,324,000)
Prepaid expenses and other current assets	(5,647,000)	(3,350,000)
Accounts payable, accrued expenses, accrued rebates and copay assistance	31,795,000	933,000
Accrued payroll and related liabilities	1,425,000	936,000
Deferred revenue and customer deposits	(38,000)	97,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,840,000	1,705,000
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of non-ophthalmology assets	-	6,000,000
Investment in patent and trademark assets	(18,000)	(176,000)
Proceeds from sale of property, plant and equipment	-	30,000
Purchase of product NDAs, marketing authorizations and patents	(151,075,000)	(5,000,000)
Purchases of property, plant and equipment	(1,460,000)	(2,597,000)
NET CASH USED IN INVESTING ACTIVITIES	(152,553,000)	(1,743,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 11.875% notes payable, net of costs	4,961,000	31,738,000
Proceeds from Oaktree Loan, net of costs	73,552,000	-
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(13,013,000)	(876,000)
Proceeds from exercise of stock options	379,000	642,000
Proceeds from B Riley senior secured note, net of costs	55,879,000	-
Repayment of B. Riley senior secured note	(59,750,000)	-
Proceeds from public offering of common stock, net of offering costs	64,520,000	22,655,000
Payments on finance lease obligations	-	(18,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,528,000	54,141,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,185,000)	54,103,000
CASH AND CASH EQUIVALENTS, beginning of year	96,270,000	42,167,000
CASH AND CASH EQUIVALENTS, end of year	$74,085,000	$96,270,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$75,000
Cash paid for interest	$18,887,000	$6,480,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred financing costs	$1,950,000	$-
Accrual of exit fee related to Oaktree Loan	$2,713,000	$-
Insurance premium financed	$873,000	$906,000
Purchase of intangible asset included in accounts payable and accrued expenses	$-	$5,000,000
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$299,000	$123,000
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$2,188,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE 1. ORGANIZATION

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for credit losses, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, renewal periods and discount rates for leases, realizability of inventories, recoverability of investments, realizability of deferred tax assets, recoverability of long-lived assets and goodwill, valuations and purchase price allocations related to business combinations and asset acquisitions, fair value of loans payable, and valuation of stock-based transactions with employees and non-employees. Actual results could differ from those estimates.

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

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

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

Accounts receivable at December 31, 2023 and 2022 are net of allowances for credit losses of $371,000 and $73,000, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2023 and 2022:

Balance at January 1, 2023	$73,000
Change in expected credit losses	332,000
Write-offs, net of recoveries	(34,000)
Balance at December 31, 2023	$371,000

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

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligation for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, would be recognized as a gain or loss and recorded in the consolidated statement of operations.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, Business Combinations – Related Issues, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity or a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s financial statements. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired, and liabilities assumed, whichever is more clearly evident and more reliably measurable. The obligation for contingent consideration payments is recorded when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired and any subsequent changes in the recorded amount of contingent consideration are recognized as an adjustment to the cost basis of the acquired assets and allocated to the acquired assets based on the relative fair value at the date of acquisition. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

The Company provides in the consolidated statements of stockholders’ equity a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the parent, and equity attributable to the noncontrolling interests that separately discloses:

1.	net income or loss;

2.	transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and

3.	each component of other income or loss.

The noncontrolling interests in the consolidated balance sheets as of December 31, 2023 and 2022, relate to consolidated subsidiaries that the Company owns a controlling interest in, but not 100% of the equity interests, and that no longer have active operations, assets and related financial activity.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable in the consolidated balance sheets. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the related debt and is recorded in interest expense in the accompanying consolidated statements of operations. At December 31, 2022, the Company recorded deferred financing costs of $1,950,000 related to the B. Riley Loan and Security Agreement (the “BR Loan”), which was recorded as a debt issuance cost and net of the related BR Loan when it funded in January 2023 (see Note 13).

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see “Goodwill and Intangible Assets” below). If costs are not capitalized they are expensed as incurred.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2023 and 2022, there was $2,853,000 and $0, respectively, of unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its consolidated balance sheets at December 31, 2023 and 2022, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2023 and 2022. The Company is subject to taxation in the United States, California, New Jersey, Tennessee, and various other states. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. The Company believes the majority of its cash deposits are covered under FDIC limits, however there are various accounts in which the Company has deposits in excess of FDIC limits.

Investment in Eton Pharmaceuticals, Inc.

The Company’s investment in Eton Pharmaceuticals, Inc. (“Eton”) consists of common stock with a readily determinable fair value which is carried at fair value with changes in fair value recognized in earnings. In accordance with ASC 321, Investments — Equity Securities, the Company recorded an unrealized holding gain/(loss) from its Eton common stock position of $3,092,000 and $(2,914,000), during the years ended December 31, 2023 and 2022, respectively, related to the change in fair market value of its investment in Eton during the measurement period.

As of December 31, 2023 and 2022, the Company owned 1,982,000 shares of Eton common stock, which represents less than 10% of the equity interests of Eton. At December 31, 2023 and 2022, the fair market value of Eton’s common stock was $4.38 and $2.82 per share, respectively. As of December 31, 2023 and 2022, the fair market value of the Company’s investment in Eton was $8,681,000 and $5,589,000, respectively.

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Our gross product revenues are subject to a variety of contractual deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Accounts receivable at December 31, 2023 are presented net of allowances for credit losses of $371,000 and $14,875,000 for contractual adjustments (in aggregate $15,146,000) and at December 31, 2022, net of allowances for credit losses of $73,000 and $706,000 for contractual adjustments (in aggregate $779,000).

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

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock and 2,334,256 shares of preferred stock of Melt (representing in aggregate approximately 47% of the equity interests as of December 31, 2023). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of December 31, 2022, and at the time of entering into the Melt Loan Agreement (see Note 5), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treated interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduced its investment in Melt accordingly, rather than recording interest income.

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments. During the year ended December 31, 2023, the Melt Loan Agreement (as defined in Note 5) was settled in exchange for Melt preferred stock (see Note 5 for loan settlement disclosure). The Company reduced the Melt Loan Agreement and subsequent preferred stock investment in Melt to $0 as a result of the Company recording its share of equity losses of Melt. The Company has no other investments in Melt and no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of December 31, 2023:

	Cost Basis	Share of Equity Method Losses	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-
Preferred stock	18,397,000	(18,397,000)	-
	$24,207,000	$(24,207,000)	$-

The following table summarizes the Company’s investments in Melt as of December 31, 2022:

	Cost Basis	Share of Equity Method Losses	Paid-in-Kind Interest	In-substance Capital Contributions	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-	$-	$-
Loan	13,500,000	(13,500,000)	2,484,000	(2,484,000)	-
	$19,310,000	$(19,310,000)	$2,484,000	$(2,484,000)	$-

At December 31, 2023 and 2022, the Company recorded $89,000 and $139,000, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement between the Company and Melt (the “Melt MSA”), which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

The following table summarizes the Company’s investment in Surface as of December 31, 2023 and 2022:

	Cost Basis	Share of Equity Method Losses	Net Carrying value
Common stock	$5,320,000	$(5,320,000)	$-

See Note 6 for more information and related party disclosure regarding Surface.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and finance lease equipment are amortized over the estimated useful life or remaining lease term, whichever is shorter. Computer hardware and furniture and equipment are depreciated over three to five years.

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Acquired product rights, including new drug applications (“NDAs”), are amortized over their estimated useful lives, generally 4-15 years, based on a straight-line method. Trademarks are an indefinite-lived intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

The goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company then performs the second step of the impairment test to measure the impairment loss. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

As a result of its assessment in 2023, the Company concluded that goodwill is not impaired as of December 31, 2023.

Impairment of Other Long-Lived Assets

Other long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization and patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the asset is based on the discounted value of its estimated future cash flows. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

As a result of its assessment in 2023, the Company recorded an impairment charge of $380,000 related to the impairment of certain licenses, trademarks, patents and patent applications (see Note 11).

Leases

At the inception of a contract the Company determines if the arrangement is, or contains, a lease. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months of less) and (ii) combines lease and non-lease elements of its operating leases as a single lease component. As of December 31, 2023 and 2022, the Company did not have any finance leases.

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

At December 31, 2023 and 2022, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of December 31, 2023 and 2022, the fair market value of the Company’s investment in Eton was $8,681,000 and $5,589,000, respectively.

The Company’s 2026 Notes (as defined in Note 13) are carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes (as described in Note 13) are carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 13) is carried at face value less the original issue discount and unamortized debt issuance costs on the consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The Oaktree Loan is classified as a Level 2 instrument and its fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$73,218,000	$70,260,000	$72,436,000	$71,550,000
2027 Notes	$37,413,000	$40,363,000	$31,738,000	$35,112,000
Oaktree Loan	$72,541,000	$76,627,000	$-	$-

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits and operating lease liabilities. The carrying amount of these financial instruments, except for operating lease liabilities, approximates fair value due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying values of the operating lease liabilities approximate their respective fair values.

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”), performance stock units (“PSUs) and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo simulation model to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to Harrow, Inc. for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to Harrow, Inc. for the year by the weighted average number of common and common equivalent shares, such as stock options, RSUs, PSUs, and warrants, outstanding during the year.

Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested RSUs, and unvested PSUs were 4,642,259 and 5,089,420 at December 31, 2023 and 2022, respectively, and are excluded in the calculation of diluted net loss per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2023 and 2022 was 215,539 and 319,859, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022

Numerator – net loss attributable to Harrow, Inc.	$(24,411,000)	$(14,086,000)
Denominator – weighted average number of shares outstanding, basic and diluted	32,616,777	27,460,968
Net loss per share, basic and diluted	$(0.75)	$(0.51)

Recently Adopted Accounting Pronouncements

In September 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for the fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of January 1, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Accounting Guidance Issued but Not Adopted at December 31, 2023

In August 2023, FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) and requires joint ventures to initially measure all contributions received upon formation at fair value. The new guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. Joint ventures formed prior to the effective date may elect to apply the new guidance retrospectively back to their original formation date. The Company will apply the guidance in ASU 2023-05 prospectively to any future arrangements meeting the definition of a joint venture.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of topics in the codification by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the codification and will not become effective. Early adoption of this ASU is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the disclosures or presentation in its consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company in our annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis, with all required disclosures to be made for all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the current period. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has three primary streams of revenue (four in 2022): (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from a commission agreement with a third party in 2022, (3) revenue recognized from transfer of acquired product sales and profits, and (4) revenue recognized from intellectual property licenses.

Product Revenues

The Company sells prescription medications directly through its pharmacy, outsourcing facility and 3PL partner. Revenue from the Company’s pharmacy services includes: (i) the portion of the price the client pays directly to the Company, net of any volume-related or other discounts paid back to the client, (ii) the price paid to the Company by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, the Company has identified the following:

1.	Identify the contract(s) with a customer: A contract is deemed to exist when the customer places an order through receipt of a prescription, via an online order or via receipt of a purchase order from a customer. For branded products, orders are received through the Company’s 3PL partner, and the customer takes title of the products via formal purchase orders placed and fulfilled.

2.	Identify the performance obligations in the contract: Obligations for fulfillment of the Company’s contracts consist of delivering the product to customers at their specified destination. For shipping and handling activities under ASC 606, if the customer takes control of the goods after shipment, shipping and handling activities would always be considered a fulfillment activity and not treated as a separate performance obligation. If the customer takes control of the goods before shipment, entities must make an accounting policy election to treat shipping and handling activities as either a fulfillment cost or as a separate performance obligation. The Company has elected to treat its shipping and handling activities as a fulfillment cost.

3.	Determine the transaction price: The transaction price is based on an amount that reflects the consideration to which the Company expects to be entitled, net of accruals for estimated rebates, wholesaler chargebacks, discounts, copay assistance and other deductions (collectively, sales deductions) and an estimate for returns and replacements established at the time of sale. The Company utilizes the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of its branded products. The transfer of promised goods is satisfied within a year, and therefore there are no significant financing components. There is no non-cash consideration related to product sales.

4.	Allocate the transaction price to the performance obligations in the contract: Because there is only one performance obligation for product sales, no allocation is necessary.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation: Revenue from products is recognized upon transfer of control of a product to a customer. This generally occurs upon shipment unless contractual terms with a customer state that transfer of control occurs at delivery.

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

Revenues From Transfer of Acquired Product Sales and Profits

The Company has entered into agreements whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from other pharmaceutical companies (the “Sellers”). During a temporary, transition period, the Sellers continue to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Sellers and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Sellers invoice the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company uses historical actual experience to estimate Chargebacks associated with the net sales and profit transferred. The estimated Chargebacks are recorded as a reduction in revenues from transfer of acquired product sales and profits in the Company’s consolidated statements of operations, and recorded as a reduction to accounts receivable in the consolidated balance sheets, at the time the revenue is recognized.

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

Revenue disaggregated by revenue source for the years ended December 31, 2023 and 2022, consists of the following:

	For the Years Ended December 31,
	2023	2022
Product sales, net	$117,447,000	$83,524,000
Commissions	-	3,866,000
Transfer of acquired product sales/profits	12,746,000	1,205,000
Total revenues	$130,193,000	$88,595,000

Deferred revenue and customer deposits at December 31, 2023 and 2022, were $75,000 and $113,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2022 were recognized as revenue during the year ended December 31, 2023.

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

Acquisition of Certain U.S. and Canadian Commercial Rights to Santen and Eyevance Products

In July 2023, the Company entered into an Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and a License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the Santen Agreements, the Company acquired the exclusive commercial rights to assets associated with the following ophthalmic products (collectively, the “Santen Products”): FLAREX, NATACYN, ZERVIATE, VERKAZIA and FRESHKOTE in the U.S., and VERKAZIA and CATIONORM PLUS in Canada.

The transactions pursuant to the Santen Agreements are referred to in these notes as the “Santen Products Acquisition.”

Under the terms of the Santen Agreements, the Company made an initial one-time payment of $8,000,000. In addition, the Santen Agreements provide for various one-time contingent milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of VERKAZIA and high-single digit royalty payments on net sales of CATIONORM PLUS. Under the Santen Agreements, the Company also assumed certain obligations associated with other third parties that require mid-single digit royalties on sales of FRESHKOTE and ZERVIATE. Immediately following the closing and subject to certain conditions, prior to the transfer of the Santen Products NDAs and other marketing authorizations to the Company, Santen continued to sell the Santen Products on the Company’s behalf and transfer the net profit from the sale of the Santen Products to the Company. In October 2023, we completed the transfer of the U.S. NDAs and rights of the Santen Products.

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

The Company incurred $139,000 in costs associated with the Santen Products Acquisition, and including such acquisition costs, the payment of $8,000,000 at closing and a near term milestone of $500,000. The total purchase price of the Santen Products Acquisition was $8,639,000 and was accounted for as an asset acquisition. At the time of the Santen Products Acquisition and as of December 31, 2023, the remaining contingent consideration due was not considered probable and reasonably estimable and therefore, no amount was included in the purchase price of the Santen Products Acquisition. At the time the contingent consideration due becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price.

Acquisition of ILEVRO, NEVANAC, VIGAMOX, MAXIDEX, and TRIESENCE

In December 2022, the Company entered into an Asset Purchase Agreement (the “NVS 5 APA”) with Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”), pursuant to which the Company agreed to purchase from Novartis the exclusive commercial rights to assets associated with the following ophthalmic products (collectively the “NVS 5 Products”) in the U.S. (the “NVS 5 Acquisition”): ILEVRO, NEVANAC, VIGAMOX, MAXIDEX, and TRIESENCE.

Under the terms of the NVS 5 APA, the Company made a one-time payment of $130,000,000 at closing in January 2023, with up to another $45,000,000 due in a milestone payment related to the timing of the commercial availability of TRIESENCE. The milestone payment due upon commercial availability for TRIESENCE decreased from $45,000,000 to $37,000,000 on January 20, 2024. Pursuant to the NVS 5 APA and various ancillary agreements, immediately following the closing and subject to certain conditions and prior to the transfer of the NVS 5 Products NDAs to the Company, Novartis continued to sell the NVS 5 Products on the Company’s behalf and transfer the net profit from the sale of the NVS 5 Products to the Company. Novartis has agreed to supply certain NVS 5 Products to the Company for a period of time after the NDAs are transferred and to assist with technology transfer of the NVS 5 Products manufacturing to other third-party manufacturers, if needed.

The assets acquired in the NVS 5 Acquisition are identifiable intangible asset groups in similar asset classes and all directly related to the five product NDAs acquired. The developed technology is within one major intangible asset class. No workforce/employees were included in the NVS 5 Acquisition and the Company is required to utilize its own business inputs/processes to transfer and commercialize the NVS 5 Products and NDAs.

The Company incurred $558,000 in costs associated with the NVS 5 Acquisition and including such acquisition costs and the payment of $130,000,000 at closing. The total purchase price of the NVS 5 Acquisition was $130,558,000 and was accounted for as an asset acquisition. At the time of the NVS 5 Acquisition and as of December 31, 2023, the contingent consideration due related to the commercial availability of TRIESENCE was not considered probable and reasonably estimable and, therefore, no amount was included in the purchase price of the NVS 5 Acquisition. At the time the contingent consideration due related to the commercial availability of TRIESENCE becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price. The Company does not consider any amounts related to TRIESENCE to be in-process research and development (IPR&D) as considered within the scope of ASC 730, Research and Development.

Divestiture of Non-Ophthalmic Assets

In October 2022, wholly-owned subsidiaries of the Company (collectively, “Imprimis”) entered into an Asset Purchase Agreement (the “RPC Agreement”) with Innovation Compounding Pharmacy, LLC (the “Buyer”). Under the terms of the RPC Agreement, Imprimis agreed to sell substantially all of its assets associated with its non-ophthalmology related compounding product line, including but not limited to, certain intellectual property rights, customer lists, databases, and formulations (the “RPC Assets”). The Buyer agreed to make offers of employment to nine of the Company’s employees that were responsible for the sales activities associated with the RPC Assets. Under the terms of the RPC Agreement, the Buyer paid Imprimis an aggregate cash amount of $6,000,000 in October 2022. In addition, the Buyer is obligated to pay up to $4,500,000 to Imprimis based on mutually agreed upon revenue milestones during the calendar year 2023 (the “Contingent Amount”). During the year ended December 31, 2022, no amount related to the Contingent Amount was recognized by the Company. The Company will recognize a gain related to the Contingent Amount if/when the contingency (in this case, revenue thresholds for 2023) become likely and reasonably estimable. The Company is currently engaged in discussions with RPC related to the contingent payment amount, if any.

In connection with the RPC Agreement, Imprimis entered into a separate transition services agreement (the “RPC TSA”) with the Buyer related to providing ongoing services associated with the RPC Assets, such as procuring and dispensing prescription orders, providing accounting and billing services and collecting accounts receivable. Imprimis provided transition services to the Buyer for approximately nine months following the effective date of the RPC Agreement and expects to wind down transition services in subsequent periods. The Company collected and will continue to collect cash on behalf of the Buyer for revenue generated by sales of RPC Assets from October 2022 through the transition period and the Company is obligated to transfer cash generated by such sales to the Buyer. The Company’s consolidated balance sheet as of December 31, 2023 includes accounts receivable of $49,000 for cash to be collected on behalf of the Buyer for sales of RPC Assets through December 31, 2023.

There were no amounts due from the Buyer for reimbursement of services performed under the RPC TSA as of December 31, 2023. The receivable amount of $49,000 along with $8,000 of payments received from accounts receivable but not yet paid were recorded within accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023, and represents a payable to the Buyer of $57,000. The Company recorded a loss from the RPC TSA and disposition and sale of certain related assets and unusable inventory of $330,000 during the year ended December 31, 2023, which is presented in other expense, net on the consolidated statements of operations.

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

Pursuant to the Sintetica Agreement, the Company agreed to pay Sintetica a per unit transfer price to supply IHEEZO, along with a per unit royalty for units sold. The Company is required to pay Sintetica up to $18,000,000 in one-time milestone payments including a $5,000,000 payment (the “Upfront Payment”) due within 30 days of signing the Sintetica Agreement and the balance of payments due upon achievement of certain regulatory and commercial milestones. Under the terms of the Sintetica Agreement, Sintetica is responsible for regulatory filings for IHEEZO in the U.S. The Upfront Payment along with an additional milestone payment of $3,117,000 was paid and recorded as R&D expenses during the year ended December 31, 2021. During the year ended December 31, 2022, $10,000,000 was paid or accrued under the Sintetica Agreement following the FDA approval of the United States NDA for IHEEZO, and was capitalized as an intangible asset. In August 2023, the Company amended the Sintetica Agreement to allow for early payment of commercial related milestones associated with sales of IHEEZO in exchange for a $550,000 reduction in all of the remaining milestone amounts due. The Company then paid Sintetica $4,450,000. As of December 31, 2023, no milestone amounts are due under the Sintetica Agreement.

Subject to certain limitations, the Sintetica Agreement has a ten-year term, and allows for a ten-year extension if certain sales thresholds are met.

NOTE 5. INVESTMENT IN MELT PHARMACEUTICALS, INC. AND AGREEMENTS – RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement with Melt (the “Melt APA”). Pursuant to the terms of the Melt APA, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt APA, Melt is required to make mid-single digit royalty payments to the Company on net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions.

In February 2019, the Company entered into the Melt MSA, whereby the Company provided to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt was required to pay the Company a monthly amount of $10,000. The Melt MSA was terminated effective July 1, 2023. During the year ended December 31, 2023, and 2022, the Company recorded $89,000 and $91,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, the Company was due $228,000 and $139,000, respectively, from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the year ended December 31, 2022. The Company made a cash advance to Melt of $500,000 and Melt repaid the $500,000 cash advance during the year ended December 31, 2023.

During the year ended December 31, 2023, Melt sold 2,421,904 shares of its Series B Preferred Stock and raised over $20,586,000 in gross proceeds from third party investors.

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

Melt Note Receivable – Settled and Terminated in 2023

On September 1, 2021, the Company entered into a loan and security agreement in the principal amount of $13,500,000 (the “Melt Loan Agreement”), as lender, with Melt, as borrower. Amounts borrowed under the Melt Loan Agreement bore interest at 12.50% per annum, which interest could have been paid in-kind at the option of Melt until the maturity date. The Melt Loan Agreement permitted Melt to pay interest only on the principal amount loaned thereunder through the term and all amounts owed were previously due and payable on September 1, 2022. In April 2022, the Company entered into a First Amendment and in September 2022, a Second Amendment (together, the “Amendments”) to the Melt Loan Agreement. The Amendments (i) extended the maturity date of the Melt Loan Agreement to September 1, 2023, which could have been extended further to September 1, 2026 upon Melt completing a qualifying financing of a minimum amount of $10,000,000 from third-party investors, (ii) added conditions related to minimum cash amounts following a qualifying financing, and (iii) clarified the definition of material adverse effects. Melt could have elected to prepay all, but not less than all, of the amounts owed prior to the maturity date at any time without penalty. The net funds received by Melt excluded $908,000 owed to the Company for reimbursable expenses and amounts due under the Melt MSA prior to the effective date of the note receivable.

In connection with the Melt Loan Agreement, the Company and Melt entered into a Right of First Refusal Agreement providing the Company with the right, but not the obligation, to match any offer received by Melt associated with the commercial rights to any of Melt’s drug candidates for a period of five years following the effective date of the Melt Loan Agreement.

On December 28, 2023, the Company terminated the Melt Loan Agreement. As of the date of termination, approximately $18,395,000 remained outstanding under the Melt Loan Agreement. Pursuant to the terms of a Settlement and Payoff Agreement, dated as of December 28, 2023, by and between the Company and Melt (the “Settlement Agreement”), the Company received 2,260,000 shares of Melt’s Series B-1 Preferred Stock and 74,256 shares of Melt’s Series B Preferred Stock (which both series have similar rights and preferences) in consideration for the full payment of all amounts outstanding under the Melt Loan Agreement. The Settlement Agreement contains customary representations, warranties and releases of the parties and requires the parties to enter into a registration rights agreement providing the Company with rights consistent with other holders of preferred stock of Melt. The Company concluded the Settlement Agreement is in substance a funding of the Company’s share of prior unrecorded losses and, therefore, those suspended losses must be recognized first against the value of the new preferred stock investments. This resulted in reducing the carrying value of the Company’s investment in Melt, including the carrying value of the Preferred Stock received, to zero (the consideration received in the form of an equivalent fair value of Melt’s Preferred Stock to settle the full outstanding note receivable balance of $18,400,000 is essentially offset by an equal amount of the funding of prior unrecorded losses). Accordingly, this settlement transaction had no quantitative effect on either the Company’s consolidated balance sheet or consolidated statement of operations for the year ended December 31, 2023.

In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the carrying amount of the note receivable and other investments in Melt have been reduced by the Company’s allocated share of Melt’s losses based on its ownership of Melt and its total indebtedness (see Note 2).

The unaudited condensed results of operations information of Melt is summarized below:

	For the Years Ended December 31,
	2023	2022
Revenues, net	$-	$-
Loss from operations	$(7,581,000)	$(12,443,000)
Net loss	$(11,271,000)	$(14,446,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	December 31,
	2023	2022
Current assets	$13,404,000	$655,000
Non-current assets	-	107,000
Total assets	$13,404,000	$762,000

Total liabilities	$3,922,000	$19,056,000
Total preferred stock and stockholders’ equity (deficit)	9,482,000	(18,294,000)
Total liabilities and stockholders’ equity	$13,404,000	$762,000

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

As of December 31, 2023, the Company owned 3,500,000 shares of Surface common stock. Adrienne Graves and Perry J. Sternberg, directors of the Company, also are directors of Surface. Mark L. Baum, who is the Company’s Chief Executive Officer, was previously a member of the Surface board of directors and resigned from his position as a director of Surface on March 31, 2023.

During the year ended December 31, 2021, the Company reduced its common stock investment in Surface to $0 as a result of the Company recording its share of equity losses of Surface. The Company has no requirements to advance funds to Surface and no obligations to fund its future operating losses, if any. Therefore, the Company’s future financial results will not be negatively affected by Surface’s ongoing operations.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Raw materials	$5,477,000	$3,707,000
Work in progress	54,000	38,000
Finished goods	5,336,000	2,796,000
Total inventories	$10,867,000	$6,541,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Prepaid insurance	$1,241,000	$858,000
Prepaid computer software related expenses	1,613,000	1,165,000
Other prepaid expenses	906,000	937,000
Receivable due from Melt	228,000	139,000
Prepaid PDUFA fees	3,438,000	394,000
Deferred Oaktree commitment fee (see Note 13)	409,000	-
Deposits and other current assets	1,753,000	118,000
Total prepaid expenses and other current assets	$9,588,000	$3,611,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Property, plant and equipment, net:
Computer hardware	$1,322,000	$979,000
Furniture and equipment	936,000	860,000
Lab and pharmacy equipment	4,564,000	4,259,000
Leasehold improvements	6,771,000	6,449,000
	13,593,000	12,547,000
Accumulated depreciation and amortization	(10,072,000)	(9,061,000)
	$3,521,000	$3,486,000

During the years ended December 31, 2023 and 2022, the Company disposed of property, plant and equipment with a net book value of $168,000 and $69,000, respectively, related to the discontinued use of certain lab equipment, which is included in other expense, net in the consolidated statements of operations. The Company recorded depreciation and amortization expense of $1,055,000 and $1,253,000 during the years ended December 31, 2023 and 2022, respectively.

NOTE 10. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Capitalized software costs
Capitalized internal-use software development costs	$2,780,000	$1,413,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	2,939,000	1,572,000
Accumulated amortization	(1,268,000)	(793,000)
Capitalized internal-use software in process	467,000	1,333,000
	$2,138,000	$2,112,000

The Company recorded amortization expense of $475,000 and $224,000 during the years ended December 31, 2023 and 2022, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2023 consisted of the following:

	Amortization				Net
	periods		Accumulated		Carrying
	(in years)	Cost	amortization	Impairment	value
Patents	7-19 years	$984,000	$(253,000)	$(276,000)	$455,000
Licenses	7 - 20 years	100,000	(30,000)	(22,000)	48,000
Trademarks	Indefinite	281,000	-	(82,000)	199,000
Acquired NDAs	4 - 15 years	170,353,000	(11,300,000)	-	159,053,000
Customer relationships	3-15 years	596,000	(516,000)	-	80,000
Trade name	5 years	75,000	(5,000)	-	70,000
Non-competition clause	3-4 years	50,000	(50,000)	-	-
State pharmacy licenses	25 years	8,000	(7,000)	-	1,000
		$172,447,000	$(12,161,000)	$(380,000)	$159,906,000

During the year ended December 31, 2023, the Company recorded a charge of $380,000 related to the impairment of certain licenses, trademarks, patents and patent applications. The Company determined that the sum of the expected undiscounted cash flows attributable to these intangible assets was less than their carrying value and that an impairment charge was required. Accordingly, the Company calculated the estimated fair value of the intangible assets based on the present value of the expected cash flows over their estimated lives. The impairment amount was calculated by deducting the present value of the expected cash flows from the carrying value. Significant estimates and assumptions used by the Company included sales and expense growth rates, and discounted projected cash flows. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The assumptions used in the impairment analysis are inherently subject to uncertainty and, therefore, changes in these assumptions could have a significant impact on the concluded fair value.

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

See Note 4 related to other intangible assets acquired and divested during the years ended December 31, 2023 and 2022.

Amortization expense for intangible assets for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2023	2022
Patents	$84,000	$86,000
Licenses	7,000	16,000
Acquired NDAs	9,937,000	1,363,000
Customer relationships	54,000	113,000
	$10,082,000	$1,578,000

Estimated future amortization expense for the Company’s intangible assets at December 31, 2023 is as follows:

Years ending December 31,
2024	$13,658,000
2025	13,658,000
2026	13,658,000
2027	13,309,000
2028	12,961,000
Thereafter	92,463,000
$159,707,000

There were no changes in the carrying value of the Company’s goodwill during the years ended December 31, 2023 and 2022.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Accounts payable	$21,424,000	$6,440,000
Accrued insurance premium	873,000	575,000
Accrued IHEEZO milestone payments (see Note 4)	-	5,000,000
Accrued RPC transition payments (see Note 4)	57,000	453,000
Accrued exit fee for note payable (see Note 13)	2,713,000	-
Accrued litigation settlements	249,000	49,000
Accrued interest (see Note 13)	1,978,000	1,254,000
Total accounts payable and accrued expenses	$27,294,000	$13,771,000
Less: current portion	(24,581,000)	(13,771,000)
Non-current total accrued expenses	$2,713,000	$-

The Company financed all insurance policies for the policy terms of August 17, 2023 through August 16, 2024 and August 17, 2022 through August 16, 2023. The financing agreements have an interest rate of 7.48% and 4.13% per annum, respectively, and require nine monthly payments of $169,000 and eight monthly payments of $114,000, respectively.

NOTE 13. DEBT

Oaktree Loan Due 2026

In March 2023, the Company entered into a Credit Agreement and Guaranty, (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000 (“Tranche A”) from the Oaktree Loan and used the net proceeds to repay all amounts owed by the Company pursuant to the Loan and Security Agreement the Company previously entered into with B. Riley Commercial Capital, LLC on December 14, 2022 (the “B. Riley Loan”) – see subheading B. Riley Loan and Security Agreement – Paid in Full within this Note 13. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) will be made available to the Company upon the commercialization of TRIESENCE. If Tranche B is not drawn by the Company on or before March 27, 2024, the amount available under Tranche B will be decreased to $30,000,000. While undrawn, the Company is required to pay a commitment fee related to Tranche B amount equal to 2% per annum, payable quarterly. This fee is recorded within prepaid expenses and other current assets and is being amortized on a straight-line basis over the access period.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate plus 6.5% per annum (totaling 11.83% at December 31, 2023). From proceeds, the Company paid fees, offering expenses, and the Oaktree Loan was issued at an original issue discount, resulting in an aggregate discount of $3,415,000. The Oaktree Loan also carries an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity, and the Company accrued $2,275,000 related to the exit fee. The original issue discount, fees and expenses (including the exit fee) are being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires quarterly interest-only payments with all of the unpaid principal, interest and fees due on the maturity date, January 19, 2026.

In July 2023, the Company entered into the First Amendment to the Oaktree Loan (the “Oaktree Amendment”). Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and the Company made other changes related to the Santen Products Acquisition (see Note 4). Upon satisfaction of certain conditions to funding, the Company drew down a principal amount of $12,500,000 (the “Loan Increase”) to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were made pursuant to the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, the Company has drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan. The Oaktree Loan exit fee was increased from $2,275,000 to $2,713,000 pursuant to the Oaktree Amendment. As of December 31, 2023, the Company has recorded in accrued expenses the total exit fee liability of $2,713,000.

The Oaktree Loan contains customary guarantees and covenants, including financial covenants related to minimum liquidity and minimum net revenues. As of December 31, 2023, the Company was in compliance with the financial covenants. As of the end of the fiscal quarter ending December 31, 2024, if the Company’s Total Leverage Ratio (as defined in the Oaktree Loan) is greater than or equal to five times, but less than seven times, the Company will be required to issue to Oaktree warrants to purchase 375,000 shares of the Company’s common stock, and if the Total Leverage Ratio is greater than or equal to seven times, the Company will be required to issue to Oaktree warrants to purchase an additional 375,000 shares of the Company’s common stock (equaling 750,000 shares in aggregate). If the Total Leverage Ratio as of the end of the fiscal quarter ending December 31, 2024 is less than five times, no warrants will be issued to Oaktree. Based on current projections, the Company does not expect to issue any warrants related to the Oaktree Loan.

Interest expense related to the Oaktree Loan totaled $8,804,000 for the year ended December 31, 2023, and included the amortization of debt issuance costs and discount of $1,680,000 and amortization of deferred commitment fees of $543,000.

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

The 2027 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 2027 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2027 Notes bear interest at the rate of 11.875% per annum. Interest on the 2027 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on January 31, 2023. The 2027 Notes will mature on December 31, 2027. The issuance costs were recorded as a debt discount and are being amortized as interest expense over the term of the 2027 Notes using the effective interest rate method.

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

Interest expense related to the 2027 Notes totaled $5,516,000 and $140,000 for the years ended December 31, 2023 and 2022, respectively, and included the amortization of debt issuance costs and discount of $736,000 and $0, respectively.

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

Interest expense related to the 2026 Notes totaled $7,251,000 and $7,238,000 for the years ended December 31, 2023 and 2022, respectively, and included amortization of debt issuance costs and discount of $782,000, and $782,000 for the years ended December 31, 2023 and 2022, respectively.

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

In January 2023, $59,750,000 of principal amount was funded pursuant to the BR Loan simultaneously with the consummation of the NVS 5 Acquisition (see Note 4). In March 2023, the Company repaid all amounts owed under the BR Loan, in connection with the Oaktree Loan, and no exit or prepayment fees were paid as a result of the payoff of the BR Loan pursuant to a side letter agreement among the parties.

Interest expense related to the BR Loan totaled $1,565,000 for the year ended December 31, 2023, and included amortization of debt issuance costs and debt discount of $356,000. The Company recorded a loss of $5,465,000 related to the early extinguishment of debt associated with the BR Loan.

A summary of the Company’s debt at December 31, 2023 and 2022 is described as follows:

	December 31,	December 31,
	2023	2022
8.625% Senior Notes due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	35,000,000
Oaktree Loan due January 2026	77,500,000	-
	192,750,000	110,000,000
Less: Unamortized debt discount and issuance costs	(9,578,000)	(5,826,000)
	$183,172,000	$104,174,000

For the years ended December 31, 2023 and 2022, the total effective interest rate of the Company’s debt was 10.93%, and 8.97%, respectively.

At December 31, 2023, future minimum payments under the Company’s debt were as follows:

Amount
2024	$21,201,000
2025	20,590,000
2026	159,896,000
2027	45,030,000
Total minimum payments	246,717,000
Less: amount representing interest payments	(53,967,000)
Notes payable, gross	192,750,000
Less: unamortized discount, net of premium	(9,578,000)
Notes payable, net of unamortized discount	$183,172,000

NOTE 14. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 that expires in March 2025.
●	An operating lease for 38,153 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This lease was amended, effective July 2020, to extend the term of the original lease and add 1,400 of additional square footage to the lease, amended again in May 2021 to extend the term of the lease to July 2027 and add 8,900 square feet of space, and amended in May 2023 to add another 2,861 square feet of space to the existing lease, which the Company took possession of in January 2024.
●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee that expires in December 2024.
●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee which commenced in September 2022 and expires in September 2027.

At December 31, 2023 and 2022, the weighted-average discount rate and the weighted-average remaining lease term for the operating leases held by the Company were 6.6% and 6.6% and 10.4 years and 10.9 years, respectively.

During the years ended December 31, 2023 and 2022, cash paid for amounts included for the operating lease liabilities was $1,231,000 and $925,000, respectively, and the Company recorded operating lease expense of $1,232,000 and $1,117,000, respectively, included in selling, general and administrative expenses.

Future lease payments under operating leases as of December 31, 2023 were as follows (excluding lease transactions entered into in 2024):

Operating Leases
2024	$1,261,000
2025	1,093,000
2026	1,114,000
2027	972,000
2028	657,000
Thereafter	5,173,000
Total minimum lease payments	10,270,000
Less: amount representing imputed interest payments	(2,940,000)
Total operating lease liabilities	7,330,000
Less: current portion, operating lease liabilities	(806,000)
Operating lease obligations, net of current portion	$6,524,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At December 31, 2023 and 2022, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Common Stock

At each of December 31, 2023 and 2022, the Company had 50,000,000 shares of common stock, $0.001 par value, authorized.

Issuances During the Year Ended December 31, 2023

During the year ended December 31, 2023:

●	the Company closed a public offering of shares of its common stock at an offering price of $17.75 per share (the “Offering”). The Company sold 3,887,324 shares of its common stock in the Offering, resulting in the Company receiving aggregate net proceeds of $64,520,000, after deducting underwriting discounts and commissions and other offering expenses of $4,480,000;

●	the Company settled 1,567,913 outstanding PSUs as a result of the achievement of the total stockholder returns (“TSR”) targets set forth in equity incentive awards (the “PSU Agreements”) previously issued to members of the Company’s management team in 2021 (the “2021 Awards”). The 2021 Awards were separated into four tranches and required that the Company achieve and maintain certain levels of TSR ranging from 50% to 175% per share during the five-year period following the grant date. TSR was based on the aggregate of: (i) the percent increase of the closing price of the Company’s common stock from July 22, 2021; and (ii) any dividends or like stockholder distributions as specified in the PSU Agreements. In connection with the settlement of the 2021 Awards, an aggregate of 616,984 shares of the Company’s common stock was withheld by Harrow for payroll tax obligations totaling $11,273,000;

●	the Company issued 168,963 shares of its common stock underlying RSUs held by directors that ceased providing services to the Company. The RSUs had previously vested, including 21,620 RSUs during the year ended December 31, 2023, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company;

●	the Company issued 65,148 shares of common stock and received proceeds of $379,000 upon the exercise of options to purchase 65,148 shares of common stock with exercise prices ranging from $1.70 to $8.50 per share;

●	the Company issued 62,367 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 180,000 shares at an exercise price of $8.99 per share. The Company withheld from Mr. Baum 77,167 shares as consideration for the cashless exercise and an additional 40,466 shares for payroll tax obligations totaling $849,000;

●	the Company issued 55,558 shares of common stock to Andrew R. Boll, the Company’s Chief Financial Officer, upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $6.00 per share. The Company withheld from Mr. Boll 25,521 shares as consideration for the cashless exercise and an additional 8,921 shares for payroll tax obligations totaling $189,000;

●	the Company issued 10,222 shares of common stock to John Saharek, the Company’s Chief Commercial Officer, upon the cashless exercise of options to purchase 20,000 shares at an exercise price of $4.16 per share. The Company withheld from Mr. Saharek 6,485 shares as consideration for the cashless exercise and an additional 3,293 shares for payroll tax obligations totaling $41,000;

●	upon vesting of 23,000 RSUs granted in January 2020 to Andrew R. Boll, the Company’s Chief Financial Officer, the Company issued 13,398 shares of common stock to Mr. Boll, net of 9,602 shares of common stock withheld for payroll tax withholdings totaling $142,000;

●	upon vesting of 88,000 RSUs granted in January 2020 to Mark L. Baum, the Company’s Chief Executive Officer, the Company issued 52,821 shares of common stock to Mr. Baum, net of 35,179 shares of common stock withheld for payroll tax withholdings totaling $519,000; and

●	43,023 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares were deferred until the applicable director ceased providing services to the Company.

Issuances During the Year Ended December 31, 2022

During the year ended December 31, 2022:

●	the Company issued 53,594 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 125,000 shares at an exercise price of $2.40 per share. The Company withheld from Mr. Baum 36,014 shares as consideration for the cashless exercise and an additional 35,392 shares for payroll tax obligations totaling $295,000;

●	the Company issued 306,347 shares of its common stock upon the cashless exercise of warrants to purchase 373,847 shares of common stock with an exercise price of $2.08 per share;

●	the Company issued 4,054 shares of common stock to a consultant upon the cashless exercise of options to purchase 15,995 shares at an exercise price of $7.07 per share. The Company withheld 11,941 shares as consideration for the cashless exercise;

●	the Company issued 15,625 shares of common stock to a consultant and received net proceeds of $55,000 upon the exercise of options to purchase 15,625 shares of common stock at an exercise price of $3.50 per share;

●	the Company issued 132,100 shares of common stock and received net proceeds of $587,000 upon the exercise of options to purchase 132,100 shares of common stock with exercise prices between $1.70 to $8.40 per share;

●	185,000 RSUs granted at various dates to employees of the Company vested, and the Company issued 110,621 shares of common stock to the employees, net of 74,379 shares of common stock withheld for payroll tax withholdings totaling $581,000; and

●	35,693 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director resigns.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2023, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 405,612 shares available for future issuances under the 2017 Plan at December 31, 2023.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2023 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2023	3,027,701	$5.90
Options granted	135,500	$17.81
Options exercised	(355,148)	$7.36
Options cancelled/forfeited	(96,736)	$7.49
Options outstanding – December 31, 2023	2,711,317	$6.25	4.00	$14,303,000
Options exercisable	2,432,826	$5.55	3.45	$13,760,000
Options vested and expected to vest	2,673,670	$6.15	3.93	$14,243,000

A summary of stock option activity under the Plan for the year ended December 31, 2022 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2022	3,039,546	$5.52
Options granted	351,250	$7.71
Options exercised	(288,720)	$3.65
Options cancelled/forfeited	(74,375)	$7.46
Options outstanding – December 31, 2022	3,027,701	$5.90	4.48	$26,822,000
Options exercisable	2,457,769	$5.51	3.97	$22,731,000
Options vested and expected to vest	3,026,942	$5.90	4.48	$26,817,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2023 and 2022, based on the closing price of the Company’s common stock of $11.20 and $14.76, respectively, on that date.

The intrinsic value of the options exercised in 2023 and 2022 was $4,580,000 and $2,008,000, respectively.

During the year ended December 31, 2023, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees during the year ended December 31, 2023 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The Company calculates expected volatility based solely on the historical volatilities of the common stock of the Company. The expected term of options granted was determined in accordance with the “simplified approach,” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 10%. These factors could change in the future, which would affect the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2023	2022
Weighted-average fair value of options granted	$11.49	$4.72
Expected terms (in years)	6.11	6.11
Expected volatility	68 – 70%	68 – 72%
Risk-free interest rate	3.59 – 4.80%	1.54 – 3.70%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	295,852	3.95	$1.72	295,852	$1.72
$2.23	285,000	3.09	$2.23	285,000	$2.23
$2.40 - $2.60	24,068	3.02	$2.58	24,068	$2.58
$3.95	310,000	2.25	$3.95	310,000	$3.95
$4.49 - $5.72	100,225	5.47	$5.54	94,416	$5.53
$6.30	285,000	5.14	$6.30	285,000	$6.30
$6.75 - $7.26	103,312	8.04	$6.96	39,625	$6.96
$7.30	274,500	6.01	$7.30	274,500	$7.30
$7.37 - $7.79	229,187	3.99	$7.52	172,818	$7.50
$7.87 - $25.86	804,173	3.27	$9.59	651,547	$7.93
$1.47 - $25.86	2,711,317	4.00	$6.25	2,432,826	$5.55

As of December 31, 2023, there was approximately $1,966,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.77 years. The stock-based compensation for all stock options was $782,000 and $1,130,000 during the years ended December 31, 2023 and 2022, respectively.

Performance Stock Units

Grants During the Year Ended December 31, 2023

In April 2023, the Company granted an aggregate of 1,567,913 PSUs to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, Chief Commercial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2023 PSUs”). The vesting of the 2023 PSUs require (i) a minimum of a two-year service period, and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets for ten consecutive trading days ranging between $25.00 to $50.00 per share, separated into four separate tranches as described further in the table below.

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

A summary of the Company’s PSU activity and related information for the year ended December 31, 2023 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2023	1,567,913	$6.45
PSUs granted	1,567,913	$18.56
PSUs vested	(1,567,913)	$6.45
PSUs cancelled/forfeited	-	$-
PSUs unvested – December 31, 2023	1,567,913	$18.56

Grants During the Year Ended December 31, 2022

No PSUs were issued during the year ended December 31, 2022. A summary of the Company’s PSU activity and related information for the year ended December 31, 2022 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2022	1,567,913	$6.45
PSUs granted	-
PSUs vested	-
PSUs cancelled/forfeited	-
PSUs unvested – December 31, 2022	1,567,913	$6.45

As of December 31, 2023, the total unrecognized compensation expense related to unvested PSUs was approximately $18,191,000 which is expected to be recognized over a weighted-average period of 1.26 years, based on estimated vesting schedules. The stock-based compensation for PSUs was $13,753,000 and $5,056,000 during the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

Grants During the Year Ended December 31, 2023

During the year ended December 31, 2023, the Company’s board of directors were granted 41,301 time-based vesting RSUs with a fair market value of $800,000, which vest in equal quarterly installments over one year. The Company also granted 86,873 time-based vesting RSUs with a fair market value of $697,000 to certain employees, which vest in full on the third anniversary of the grant date.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2023	493,806	$7.99
RSUs granted	128,174	$11.68
RSUs vested	(175,643)	$8.67
RSUs cancelled/forfeited	(83,308)	$6.84
RSUs unvested at December 31, 2023	363,029	$9.23

Grants During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company’s board of directors were granted 65,615 RSUs with a fair market value of $500,000, which vest in equal quarterly installments over one year.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2022	665,288	$7.57
RSUs granted	65,615	$7.62
RSUs vested	(237,098)	$6.67
RSUs cancelled/forfeited	-	$-
RSUs unvested at December 31, 2022	493,806	$7.99

As of December 31, 2023, the total unrecognized compensation expense related to unvested RSUs was approximately $1,234,000 which is expected to be recognized over a weighted-average period of 0.68 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $1,161,000 and $1,788,000 during the years ended December 31, 2023 and 2022, respectively.

The Company recorded total stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Year Ended December 31,
	2023	2022
Employees – selling, general and administrative	$13,279,000	$6,669,000
Employees – R&D	1,662,000	689,000
Directors – selling, general and administrative	688,000	462,000
Consultants – selling, general and administrative	67,000	154,000
Total	$15,696,000	$7,974,000

NOTE 16. INCOME TAXES

The Company is subject to taxation in the United States, California, New Jersey, Tennessee and various other states. The Company’s income tax provision consists of the following for the years ended December 31, 2023 and 2022 are summarized below:

	December 31,
	2023	2022
Current:
Federal	$-	$-
State	701,000	75,000
Total current	701,000	75,000

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax provision	$701,000	$75,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision to the income tax provision is as follows:

	December 31,
	2023	2022
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	0.77%	(2.82)%
Rate change	(8.02)%	-%
Employee stock-based compensation	19.93%	1.34%
Excess employee remuneration	(30.83)%	(28.15)%
Melt loan settlement	(4.52)%	-%
Other	(0.43)%	(0.18)%
Uncertain tax positions	(11.71)%	-%
Research and development tax credit	0.53%	-%
Provision-to-return true-ups	1.72%	2.06%
Other true-ups	2.97%	-%
Change in valuation allowance	5.71%	6.22%
Effective income tax rate	(2.88)%	(0.53)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets (liabilities):
NOL	$4,669,000	$9,401,000
Depreciation and amortization	1,637,000	2,387,000
Other	854,000	349,000
Research and development credits	220,000	90,000
Deferred stock compensation	1,059,000	945,000
Basis difference in Eton	(583,000)	(1,684,000)
Basis difference in Melt investments	3.405,000	4,240,000
Federal benefit of state ASC740-10 reserves	88,000	-
Limitation Under 163(j)	2,893,000	536,000
Section 174 capitalized expenses	1,261,000	594,000
ASC 842 lease liability	1,710,000	2,427,000
ASC 842 ROU asset	(1,582,000)	(2,263,000)
Total deferred tax assets, net	15,631,000	17,022,000
Valuation allowance	(15,631,000)	(17,022,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $1,391,000 and $1,182,000 during 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $8,596,000 and $26,134,000, respectively, which will begin to expire in 2036, unless previously utilized, and will begin to expire for state purposes in 2028. In addition, the Company has federal net operating loss carryforward of $4,936,000 generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income.

As of December 31, 2023 the Company had federal and state research and development credit carryforwards of approximately $177,000 and $54,000, respectively, which will begin to expire in 2031, unless previously utilized. For state purposes, the state research and development credit carryforwards can be carried over indefinitely.

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

As of December 31, 2023, the Company determined that it had net operating loss carryforwards of approximately $12,500,000 and state net operating loss carryforwards of approximately $9,400,000 restricted under IRC Section 382 of the Internal Revenue Code related to a 2011 change in ownership. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. Due to the Section 382 limitation, and the length of time available to fully utilize the net operating loss carryforwards, the Company removed these NOLs from deferred tax assets with a corresponding reduction of the valuation allowance. Similarly, under IRC Section 383 which limits the utilization of credits when ownership changes occur, the Company removed approximately $300,000 of federal credit and $300,000 of state credits from deferred tax assets with a corresponding reduction of the valuation allowance.

As of December 31, 2023, the Company had approximately $2,853,000 of unrecognized tax benefits of which $2,853,000 if fully recognized, would decrease its effective tax rate. There were interest or penalties accrued of $40,000 relating to unrecognized tax benefits as of December 31, 2023.

A reconciliation of the change in the unrecognized tax benefits balance from January 1, 2023 to December 31, 2023 is as follows:

Federal & State Tax
Balance at January 1, 2023	$-
Additions for tax positions related to current year	36,000
Additions for tax positions related to prior years	2,817,000

Balance at December 31, 2023	$2,853,000

NOTE 17. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $594,000 and $397,000 to the plan during the years ended December 31, 2023 and 2022, respectively.

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

Certain recent developments concerning the Company’s legal proceedings it believes are or were material to its business and other matters are discussed below:

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint has been amended and OSRX added counterclaims alleging ImprimisRx, LLC is violating the Lanham Act with false advertising. The Court granted cross motions for summary judgement on each party’s Lanham Act claims thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement and unfair competition claims for trial. ImprimisRx, LLC is seeking damages from OSRX. The Company expects the trial to take place in August 2024.

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

Indemnities

In addition to the indemnification provisions contained in the Company’s charter documents, the Company generally enters into separate indemnification agreements with each of the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. Several of the Company’s asset purchase and license agreements contain customary representations, warranties, covenants and confidentiality provisions, and also contain mutual indemnification obligations related primarily to performance under the respective agreements. The Company also indemnifies its lessors in connection with its facility leases for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations, to provide sales and marketing representation services to ImprimisRx in select geographies in the U.S., in connection with the Company’s ophthalmic compounded formulations.

Under the terms of the sales and marketing agreements, the Company is required to make commission payments generally equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company is required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms, as applicable. The Company incurred $196,000 and $4,274,000 under these agreements for commission expenses during the years ended December 31, 2023 and 2022, respectively, which are included in selling, general and administrative expenses.

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

In consideration for the acquisition of the intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. At December 31, 2023 and 2022, $106,000 and $228,000 were accrued in accounts payable and accrued expenses related to these agreements. During the years ended December 31, 2023 and 2022, $811,000 and $910,000, respectively, were incurred under these agreements as royalty expenses, which are included in selling, general and administrative expenses.

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

Under the terms of the Klarity License Agreement, the Company is required to make royalty payments to Dr. Lindstrom ranging from 3% to 6% of net sales, dependent upon the final formulation of the Klarity Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including: (i) an initial payment of $50,000 upon execution of the Klarity License Agreement, (ii) a second payment of $50,000 following the first $50,000 in net sales of the Klarity Product; and (iii) a final payment of $50,000 following the first $100,000 in net sales of the Klarity Product. All of the above referenced milestone payments were payable at the Company’s election in cash or shares of the Company’s restricted common stock. Dr. Lindstrom was paid $292,000 and $274,000 in cash during the years ended December 31, 2023 and 2022, respectively, and was due an additional $67,000 and $71,000 at December 31, 2023 and 2022, respectively. The Company incurred $287,000 and $315,000 for royalty expenses related to the Klarity License Agreement during the years ended December 31, 2023 and 2022, respectively, which are included in selling, general and administrative expenses.

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

Under the terms of the Lindstrom APA, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 3% of net sales, dependent upon the final formulation and patent protection of the Lindstrom Product sold. In addition, the Company is required to make certain milestone payments to Dr. Lindstrom including an initial payment of $33,000 upon execution of the Lindstrom APA. Dr. Lindstrom was paid $35,000 and $32,000 in cash during the years ended December 31, 2023 and 2022, respectively, and was due $6,000 and $9,000 at December 31, 2023 and 2022, respectively. The Company incurred $32,000 and $33,000 for royalty expenses related to the Lindstrom APA during the years ended December 31, 2023 and 2022, respectively, which are included in selling, general and administrative expenses.

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

Under the terms of the Presbyopia Product, the Company is required to make royalty payments to Dr. Lindstrom ranging from 2% to 4% of net sales, dependent upon the final formulation and patent protection of the Presbyopia Product sold. Dr. Lindstrom was paid $0 in cash during the years ended December 31, 2023 and 2022, and was due $0 at December 31, 2023 and 2022. The Company incurred $0 for royalty expenses related to the Presbyopia APA during the years ended December 31, 2023 and 2022.

Eyepoint Commercial Alliance Agreement - Terminated

In August 2020, the Company, through its wholly owned subsidiary ImprimisRx, LLC, entered into a Commercial Alliance Agreement (the “Dexycu Agreement”) with Eyepoint Pharmaceuticals, Inc. (“Eyepoint”), pursuant to which Eyepoint granted the Company the non-exclusive right to co-promote DEXYCU® (dexamethasone intraocular suspension) 9% for the treatment of post-operative inflammation following ocular surgery in the U.S. Pursuant to the Dexycu Agreement, Eyepoint paid the Company a fee calculated based on the quarterly sales of DEXYCU in excess of predefined volumes to specific customers of the Company in the U.S. Under the terms of the Dexycu Agreement, the Company agreed to use commercially reasonable efforts to promote and market DEXYCU in the U.S.

Pursuant to a mutual termination agreement entered into on October 7, 2022 the Dexycu Agreement terminated on January 1, 2023. During the years ended December 31, 2023 and 2022, the Company recorded $0 and $3,866,000, respectively, in commission revenues related to the Dexycu Agreement.

NOTE 19. SEGMENTS AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

Concentrations

The Company has three and two products that each comprised more than 10% of total revenues during the years ended December 31, 2023 and 2022, respectively. These products collectively accounted for 38% and 34% of revenues, respectively.

As of December 31, 2023 and 2022, accounts receivable from a single customer accounted for 80% and 0% of total accounts receivable, respectively. For the years ended December 31, 2023 and 2022, revenues from a single customer accounted for 29% and 0% of total revenues, respectively.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 64% of active pharmaceutical ingredient purchases during the year ended December 31, 2023, and 61% during the year ended December 31, 2022.

NOTE 20. SUBSEQUENT EVENTS

In February 2024, 45,000 RSUs granted in February 2021 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and 26,520 shares the Company’s common stock were issued to Mr. Boll, net of 18,480 shares of common stock withheld for payroll tax withholdings totaling $197,000.

In February 2024, 150,000 RSUs granted in February 2021 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and 90,164 shares the Company’s common stock were issued to Mr. Baum, net of 59,836 shares of common stock withheld for payroll tax withholdings totaling $638,000.

In February 2024, 30,000 RSUs granted in February 2021 to John Saharek, the Company’s Chief Commercial Officer, vested, and 17,384 shares the Company’s common stock were issued to Mr. Saharek, net of 12,616 shares of common stock withheld for payroll tax withholdings totaling $135,000.

In February 2024, 50,000 RSUs granted in February 2021 to employees, vested, and 32,452 shares the Company’s common stock were issued, net of 17,548 shares of common stock withheld for payroll tax withholdings totaling $187,000.

In February and March 2024, the Company issued 27,862 shares of common stock and received proceeds of $220,000 upon the exercise of options to purchase 27,862 shares of common stock with exercise prices between $6.75 to $8.75 per share.

