Form 10-Q
period 2024-03-31
HARROW, INC.
filed 2024-05-13
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, there were 35,381.935 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,538,000	$74,085,000
Investment in Eton Pharmaceuticals	7,433,000	8,681,000
Accounts receivable, net	28,960,000	37,271,000
Inventories	10,810,000	10,867,000
Prepaid expenses and other current assets	9,717,000	9,588,000
Total current assets	125,458,000	140,492,000
Property, plant and equipment, net	3,389,000	3,521,000
Capitalized software costs, net	2,019,000	2,138,000
Operating lease right-of-use assets, net	6,968,000	6,785,000
Intangible assets, net	157,370,000	159,906,000
Goodwill	332,000	332,000
TOTAL ASSETS	$295,536,000	$313,174,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,129,000	$24,581,000
Accrued rebates and copay assistance	20,690,000	19,442,000
Accrued payroll and related liabilities	5,027,000	5,450,000
Deferred revenue and customer deposits	112,000	75,000
Current portion of operating lease obligations	795,000	806,000
Total current liabilities	41,753,000	50,354,000
Operating lease obligations, net of current portion	6,716,000	6,524,000
Accrued expenses, net of current portion	2,713,000	2,713,000
Notes payable, net of unamortized debt discount	184,148,000	183,172,000
TOTAL LIABILITIES	235,330,000	242,763,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,380,955 and 35,168,260 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	35,000	35,000
Additional paid-in capital	207,995,000	204,635,000
Accumulated deficit	(147,469,000)	(133,904,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	60,561,000	70,766,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	60,206,000	70,411,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,536,000	$313,174,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Product sales, net	$34,508,000	$20,453,000
Other revenues	79,000	5,650,000
Total revenues	34,587,000	26,103,000
Cost of sales	(10,553,000)	(8,271,000)
Gross profit	24,034,000	17,832,000
Operating expenses:
Selling, general and administrative	28,813,000	15,888,000
Research and development	2,149,000	734,000
Total operating expenses	30,962,000	16,622,000
(Loss)income from operations	(6,928,000)	1,210,000
Other (expense) income:
Interest expense, net	(5,415,000)	(4,747,000)
Investment (loss) gain from Eton Pharmaceuticals	(1,248,000)	2,042,000
Loss on extinguishment of debt	-	(5,465,000)
Other income, net	26,000	29,000
Total other expense, net	(6,637,000)	(8,141,000)
Loss before income tax expense	(13,565,000)	(6,931,000)
Income tax benefit	-	288,000
Net loss	(13,565,000)	(6,643,000)
Basic and diluted net loss per share of common stock	$(0.38)	$(0.22)
Weighted average number of shares of common stock outstanding, basic and diluted	35,469,638	30,289,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	97,542	-	148,000	-	148,000	-	148,000
Vesting of RSUs	111,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(53,702)	-	(850,000)	-	(850,000)	-	(850,000)
Stock-based compensation expense	-	-	1,633,000	-	1,633,000	-	1,633,000
Net loss	-	-	-	(6,643,000)	(6,643,000)	-	(6,643,000)
Balance at March 31, 2023	30,056,370	$30,000	$137,989,000	$(116,136,000)	$21,883,000	$(355,000)	$21,528,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	46,175	-	348,000	-	348,000	-	348,000
Vesting of RSUs	275,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(108,480)	-	(1,157,000)	-	(1,157,000)	-	(1,157,000)
Stock-based compensation expense	-	-	4,169,000	-	4,169,000	-	4,169,000
Net loss	-	-	-	(13,565,000)	(13,565,000)	-	(13,565,000)
Balance at March 31, 2024	35,380,955	$35,000	$207,995,000	$(147,469,000)	$60,561,000	$(355,000)	$60,206,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,565,000)	$(6,643,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	432,000	292,000
Amortization of intangible assets	2,554,000	2,207,000
Amortization of operating lease right-of-use assets	194,000	177,000
(Recovery of) provision for credit losses	(85,000)	20,000
Amortization of debt issuance costs and debt discount	976,000	761,000
Investment loss (gain) from investment in Eton	1,248,000	(2,042,000)
Loss on extinguishment of debt	-	5,465,000
Stock-based compensation	4,169,000	1,633,000
Deferred income tax	-	(288,000)
Changes in assets and liabilities:
Accounts receivable	8,396,000	(5,882,000)
Inventories	57,000	(2,552,000)
Prepaid expenses and other current assets	321,000	7,000
Accounts payable, accrued expenses, accrued rebates and copay assistance	(8,939,000)	(212,000)
Accrued payroll and related liabilities	(423,000)	(1,111,000)
Deferred revenue and customer deposits	37,000	(46,000)
NET CASH USED IN OPERATING ACTIVITIES	(4,628,000)	(8,214,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(18,000)	-
Purchase of product NDAs and related patents	-	(130,474,000)
Purchases of property, plant and equipment	(92,000)	(496,000)
NET CASH USED IN INVESTING ACTIVITIES	(110,000)	(130,970,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 11.875% notes payable, net of costs	-	4,961,000
Proceeds from Oaktree Loan, net of costs	-	61,585,000
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(1,157,000)	(661,000)
Proceeds from exercise of stock options	348,000	148,000
Proceeds from B. Riley senior secured note, net of costs	-	55,879,000
Repayment of B. Riley senior secured note	-	(59,750,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(809,000)	62,162,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,547,000)	(77,022,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,085,000	96,270,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,538,000	$19,248,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,340,000	$3,371,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred financing costs	$-	$1,950,000
Accrual of exit fee related to Oaktree Loan	$-	$2,275,000
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$89,000	$61,000
Right-of-use assets obtained in exchange for new operating lease obligations	$377,000	$-
Income taxes owed for exercise of options	$-	$189,000
Insurance premium financed	$450,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2024 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

At March 31, 2024 and December 31, 2023, the Company measured its investment in Eton Pharmaceuticals, Inc. (“Eton”) on a recurring basis. The Company’s investment in Eton is classified as Level 1 as the fair value is determined using quoted market prices in active markets for the same securities. As of March 31, 2024 and December 31, 2023, the fair market value of the Company’s investment in Eton was $7,433,000 and $8,681,000, respectively. The Company sold its remaining interest in April 2024 (see Note 16).

The Company’s 2026 Notes (as defined in Note 11) are carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes (as described in Note 11) are carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 11) is carried at face value less the original issue discount and unamortized debt issuance costs on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The Oaktree Loan is classified as a Level 2 instrument and its fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$73,413,000	$73,560,000	$73,218,000	$70,260,000
2027 Notes	$37,591,000	$41,860,000	$37,413,000	$40,363,000
Oaktree Loan	$73,144,000	$76,725,000	$72,541,000	$76,627,000

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, unvested PSUs and warrants were 4,318,057 and 4,750,340 at March 31, 2024 and 2023, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at March 31, 2024 and 2023 was 223,928 and 336,264, respectively.

The following table shows the computation of basic net loss per share of common stock for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023

Numerator – net loss	$(13,565,000)	$(6,643,000)
Denominator – weighted average number of shares outstanding, basic and diluted	35,469,638	30,289,730
Net loss per share, basic and diluted	$(0.38)	$(0.22)

Income Taxes

The Company’s effective tax rate was (0.11)% and 4.16% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock and 2,334,256 shares of preferred stock of Melt (representing in aggregate approximately 46% of Melt’s equity interests as of March 31, 2024). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes its portion of earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated.

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments. The Company has no other investments other than its common stock and preferred stock positions in Melt and no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of March 31, 2024:

	Cost	Share of Equity Method	Net Carrying
	Basis	Losses	Value
Common stock	$5,810,000	$(5,810,000)	$-
Preferred stock	18,397,000	(18,397,000)	-
	$24,207,000	$(24,207,000)	$-

See Note 4 for more information and related party disclosure regarding Melt.

Accounting Guidance Issued but Not Adopted at March 31, 2024

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) and requires joint ventures to initially measure all contributions received upon formation at fair value. The new guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. Joint ventures formed prior to the effective date may elect to apply the new guidance retrospectively back to their original formation date. The Company will apply the guidance in ASU 2023-05 prospectively to any future arrangements meeting the definition of a joint venture.

In October 2023, FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of topics in the codification by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the codification and will not become effective. Early adoption of this ASU is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the disclosures or presentation in its consolidated financial statements.

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

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for the Company in its annual reporting for fiscal year 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

Reclassifications

Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the condensed consolidated financial statements for the current period. These reclassifications had no material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows as previously reported.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has three primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from transfer of acquired product sales and profits in 2023, and (3) revenue recognized from intellectual property licenses and related arrangements.

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

Intellectual Property License and Related Arrangements Revenues

As of March 31, 2024, the Company holds five intellectual property licenses and related arrangements pursuant to which the Company has agreed to license or sell to a customer the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2024 and 2023 consisted of the following:

	For the Three Months Ended
	March 31,
	2024	2023
Product sales, net	$34,508,000	$20,453,000
Other revenues (including transfer of acquired product sales/profit)	79,000	5,650,000
Total revenues	$34,587,000	$26,103,000

Deferred revenue and customer deposits at March 31, 2024 and December 31, 2023 were $112,000 and $75,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2023 were recognized as revenue during the three months ended March 31, 2024.

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

In February 2019, the Company entered into a Management Services Agreement (the “Melt MSA”), whereby the Company provided to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt was required to pay the Company a monthly amount of $10,000. The Melt MSA was terminated effective July 1, 2023. During the three months ended March 31, 2024 and 2023, the Company recorded $0 and $59,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company was due $228,000, from Melt for reimbursable expenses and amounts due under the Melt MSA

In March 2024, Melt completed its Series B Preferred Stock financing which raised gross proceeds of approximately $23,900,000.

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

The unaudited condensed results of operations information of Melt is summarized below:

	For the Three Months Ended March 31,
	2024	2023
Revenues, net	$-	$-
Loss from operations	$(2,036,000)	$(1,352,000)
Net loss	$(1,893,000)	$(1,858,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At March 31,	At December 31,
	2024	2023
Current assets	$14,277,000	$13,404,000
Non-current assets	-	-
Total assets	$14,277,000	$13,404,000

Total liabilities	$3,524,000	$3,922,000
Total preferred stock and stockholders’ equity	10,753,000	9,482,000
Total liabilities and stockholders’ equity	$14,277,000	$13,404,000

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Raw materials	$5,470,000	$5,477,000
Work in progress	140,000	54,000
Finished goods	5,200,000	5,336,000
Total inventories	$10,810,000	$10,867,000

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance	$766,000	$1,241,000
Prepaid computer software licenses and related expenses	1,462,000	1,613,000
Other prepaid expenses	2,350,000	906,000
Receivable due from Melt	228,000	228,000
Prepaid FY 2024 Prescription Drug User (“PDUFA”) fees	2,292,000	3,438,000
Deferred Oaktree Loan commitment fee	468,000	409,000
Deposits and other current assets	2,151,000	1,753,000
Total prepaid expenses and other current assets	$9,717,000	$9,588,000

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Property, plant and equipment, net:
Computer hardware	$1,323,000	$1,322,000
Furniture and equipment	942,000	936,000
Lab and pharmacy equipment	4,690,000	4,564,000
Leasehold improvements	6,802,000	6,771,000
	13,757,000	13,593,000
Accumulated depreciation	(10,368,000)	(10,072,000)
	$3,389,000	$3,521,000

For the three months ended March 31, 2024 and 2023, depreciation related to the property, plant and equipment was $296,000 and $225,000, respectively.

NOTE 8. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Capitalized software costs
Capitalized internal-use software development costs	$2,780,000	$2,780,000
Acquired third-party software license for internal-use	159,000	159,000
Total gross capitalized software for internal-use	2,939,000	2,939,000
Accumulated amortization	(1,404,000)	(1,268,000)
Capitalized internal-use software in process	484,000	467,000
	$2,019,000	$2,138,000

For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense related to capitalized software costs of $136,000 and $67,000, respectively.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2024 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Disposal	Net Carrying Value
Patents	7-19	$610,000	$(169,000)	$-	$441,000
Licenses	7-20	50,000	(2,000)	-	48,000
Trademarks	Indefinite	217,000	-	-	217,000
Acquired new drug applications (“NDAs”)	4-15	170,353,000	(13,830,000)	-	156,523,000
Customer relationships	3-15	596,000	(526,000)	-	70,000
Trade name	5	75,000	(5,000)	-	70,000
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(7,000)	-	1,000
		$171,959,000	$(14,589,000)	$-	$157,370,000

Amortization expense for intangible assets for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Patents	$14,000	$22,000
Licenses	-	2,000
Acquired NDAs	2,530,000	2,170,000
Customer relationships	10,000	13,000
	$2,554,000	$2,207,000

Estimated future amortization expense for the Company’s intangible assets at March 31, 2024 was as follows:

Remainder of 2024	$10,240,000
2025	13,658,000
2026	13,658,000
2027	13,309,000
2028	12,961,000
Thereafter	93,327,000
$157,153,000

There were no changes to the carrying value of the Company’s goodwill during the three months ended March 31, 2024 and 2023.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$12,567,000	$21,424,000
Accrued insurance premium	450,000	873,000
Other accrued payments	106,000	306,000
Accrued interest (see Note 11)	2,006,000	1,978,000
Accrued exit fee for Oaktree Loan (see Note 11)	2,713,000	2,713,000
Total accounts payable and accrued expenses	$17,842,000	$27,294,000
Less: current portion	(15,129,000)	(24,581,000)
Non-current total accrued expenses	$2,713,000	$2,713,000

The Company financed all insurance policies for the policy term of August 2023 through August 2024. The financing agreement has an interest rate of 7.48% per annum and requires nine monthly payments of $150,000, of which we have three payments remaining as of March 31, 2024.

NOTE 11. DEBT

Oaktree Loan Due 2026

In March 2023, the Company entered into a Credit Agreement and Guaranty, (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000. In July 2023, the Company drew an additional principal amount of $12,500,000 and entered into the First Amendment to the Oaktree Loan (the “Oaktree Amendment”). Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) is made available to the Company upon the commercialization of TRIESENCE. Since Tranche B was not drawn by the Company on or before March 27, 2024, the amount available under Tranche B decreased to $30,000,000. While undrawn, the Company is required to pay a commitment fee related to the Tranche B amount equal to 2% per annum, payable quarterly. This fee is recorded within prepaid expenses and other current assets and is being amortized on a straight-line basis over the access period.

Interest expense related to the Oaktree Loan totaled $2,953,000 and $95,000 for the three months ended March 31, 2024 and 2023, respectively, and included the amortization of debt issuance costs and discount of $603,000 and $12,000, respectively.

HROWM – 11.875% Senior Notes Due 2027

In December 2022 and in January 2023, the Company closed offerings of $40,250,000 aggregate principal amount of 11.875% senior notes due December 2027 (the “2027 Notes”). Interest expense related to the 2027 Notes totaled $1,373,000 and $1,395,000 for the three months ended March 31, 2024 and 2023, respectively, and included the amortization of debt issuance costs and discount of $178,000 and $200,000, respectively.

HROWL – 8.625% Senior Notes Due 2026

In April and September 2021, the Company closed offerings (including an over-allotment exercise in May 2021) of $75,000,000 aggregate principal amount of 8.625% senior notes due April 2026 (the “2026 Notes”). Interest expense related to the 2026 Notes totaled $1,812,000 and $1,810,000 for the three months ended March 31, 2024 and 2023, respectively, and included amortization of debt issuance costs and debt discount of $195,000 and $193,000, respectively.

A summary of the Company’s debt at March 31, 2024 and December 31, 2023 is described as follows:

	March 31,	December 31,
	2024	2023
8.625% Senior Notes, due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes, due December 2027	40,250,000	40,250,000
Oaktree Loan, due January 2026	77,500,000	77,500,000
	192,750,000	192,750,000
Less: Unamortized debt issuance costs	(8,602,000)	(9,578,000)
	$184,148,000	$183,172,000

For the three months ended March 31, 2024 and 2023, the total effective interest rate of the Company’s debt was 10.78%.

At March 31, 2024, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2024	$15,902,000
2025	20,614,000
2026	159,897,000
2027	45,030,000
Total minimum payments	243,443,000
Less: amount representing interest payments	(48,693,000)
Notes payable, gross principal amount due	192,750,000
Less: unamortized debt issuance costs, net of premium	(8,602,000)
Notes payable, net of unamortized debt issuance costs	$184,148,000

NOTE 12. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to seven years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in March 2025.

●	An operating lease for 38,153 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space, and another amendment entered into in January 2024 that added 2,861 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, which commenced in January 2020 and will expire in December 2024, with an option to extend the term for two additional five-year periods. The Company does not intend to exercise its option to extend the term of this lease.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee, which commenced in September 2022 and will expire in September 2027.

●	In March 2024, we entered in a new operating lease for 17,625 square feet of office space in Nashville, Tennessee which is expected to commence in July 2024 and has a seven year term (target expiration date of June 30, 2032) with an option to extend the term for two additional five-year terms. Once occupied, the Company expects this office space to serve as the Company’s new corporate headquarters. Any operating lease right-of-use assets and liabilities related to this lease will be recognized at its commencement date.

At March 31, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.61% and 11.26 years, respectively.

During the three months ended March 31, 2024 and 2023, cash paid for amounts included for the operating lease liabilities was $327,000 and $306,000, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of $319,000 and $309,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of March 31, 2024 were as follows:

Operating Leases
Remainder of 2024	$978,000
2025	1,133,000
2026	1,155,000
2027	1,014,000
2028	699,000
Thereafter	5,533,000
Total minimum lease payments	10,512,000
Less: amount representing interest payments	(3,001,000)
Total operating lease obligations	7,511,000
Less: current portion, operating lease obligations	(795,000)
Operating lease obligations, net of current portion	$6,716,000

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2024, the Company issued 46,175 shares of common stock and received proceeds of $348,000 upon the exercise of options to purchase 46,175 shares of common stock with exercise prices ranging from $6.75 to $8.75 per share.

During the three months ended March 31, 2024, 45,000 RSUs granted in February 2021 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and 26,520 shares the Company’s common stock were issued to Mr. Boll, net of 18,480 shares of common stock withheld for payroll tax withholdings totaling $197,000.

During the three months ended March 31, 2024, 150,000 RSUs granted in February 2021 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and 90,164 shares the Company’s common stock were issued to Mr. Baum, net of 59,836 shares of common stock withheld for payroll tax withholdings totaling $638,000.

During the three months ended March 31, 2024, 30,000 RSUs granted in February 2021 to John Saharek, the Company’s Chief Commercial Officer, vested, and 17,384 shares the Company’s common stock were issued to Mr. Saharek, net of 12,616 shares of common stock withheld for payroll tax withholdings totaling $135,000.

During the three months ended March 31, 2024, 50,000 RSUs granted in February 2021 to employees, vested, and 32,452 shares the Company’s common stock were issued, net of 17,548 shares of common stock withheld for payroll tax withholdings totaling $187,000.

During the three months ended March 31, 2024, 8,389 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable director ceases providing services to the Company.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2023, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 400,250 shares available for future issuances under the 2017 Plan at March 31, 2024.

Stock Options

A summary of stock option activity under the Plans for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2024	2,711,317	$6.25
Options granted	51,500	$9.81
Options exercised	(46,175)	$7.54
Options cancelled/forfeited	(48,626)	$12.22
Options outstanding – March 31, 2024	2,668,016	$6.19	3.82	$19,285,000
Options exercisable	2,404,897	$5.55	3.27	$18,508,000
Options vested and expected to vest	2,631,881	$6.10	3.75	$19,191,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on March 31, 2024, based on the closing price of the Company’s common stock of $13.23 on that date.

During the three months ended March 31, 2024, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three months ended March 31, 2024 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2024
Weighted-average fair value of options granted	$6.34
Expected terms (in years)	6.11
Expected volatility	68%
Risk-free interest rate	4.06-4.21%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	295,852	3.71	$1.72	295,852	$1.72
$2.23	285,000	2.84	$2.23	285,000	$2.23
$2.40 - $2.60	24,068	2.77	$2.58	24,068	$2.58
$3.95	310,000	2.00	$3.95	310,000	$3.95
$4.49 - $5.72	100,225	5.22	$5.54	96,350	$5.53
$6.30	285,000	4.89	$6.30	285,000	$6.30
$6.75 - $7.26	62,500	8.24	$6.91	24,979	$6.92
$7.30	274,500	5.76	$7.30	274,500	$7.30
$7.37 - $7.79	204,261	4.14	$7.50	155,136	$7.47
$7.87 - $25.86	826,610	3.30	$9.38	654,012	$8.01
$1.47 - $25.86	2,668,016	3.82	$6.19	2,404,897	$5.55

As of March 31, 2024, there was approximately $1,815,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.81 years. The stock-based compensation for all stock options was $126,000 and $341,000 during the three months ended March 31, 2024 and 2023, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2024 was $139,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2024	363,029	$9.23
RSUs granted	6,238	9.66
RSUs vested	(283,389)	9.21
RSUs cancelled/forfeited	(3,750)	8.10
RSUs unvested - March 31, 2024	82,128	$9.37

As of March 31, 2024, the total unrecognized compensation expense related to unvested RSUs was approximately $859,000, which is expected to be recognized over a weighted-average period of 2.2 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2024 and 2023 was $405,000 and $29,000, respectively.

Performance Stock Units

A summary of the Company’s PSU activity and related information for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2024	1,567,913	$18.56
PSUs granted	-
PSUs vested	-
PSUs cancelled/forfeited	-
PSUs unvested – March 31, 2024	1,567,913	$18.56

As of March 31, 2024, the total unrecognized compensation expense related to unvested PSUs was approximately $14,553,000, which is expected to be recognized over a weighted-average period of 1.01 years, based on estimated and actual vesting schedules of the applicable PSUs. The stock-based compensation for PSUs during the three months ended March 31, 2024 and 2023 was $3,638,000 and $1,263,000, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended March 31,
	2024	2023
Employees - selling, general and administrative	$3,525,000	$1,328,000
Employees – research and development	439,000	163,000
Directors - selling, general and administrative	188,000	125,000
Consultants - selling, general and administrative	17,000	17,000
Total	$4,169,000	$1,633,000

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. During the three months ended March 31, 2024 and 2023, $274,000 and $0 were incurred under these agreements as royalty expenses, respectively. The Company incurred $0 and $5,000,000 related to upfront and milestone payments under these agreements during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the three months ended March 31, 2024. At the time contingent consideration payable becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of the total purchase price.

Formulation Acquisitions

The Company has acquired and sourced intellectual property rights related to certain proprietary innovations from certain inventors, innovator companies and related parties (the “Inventors”) through multiple asset purchase agreements and license agreements. In general, these agreements provide that the Inventors will cooperate with the Company in obtaining patent protection for the acquired intellectual property and that the Company will use commercially reasonable efforts to research, develop and commercialize a product based on the acquired intellectual property. In addition, the Company has acquired a right of first refusal on additional intellectual property and drug development opportunities presented by these Inventors.

In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three months ended March 31, 2024 and 2023, $180,000 and $376,000 were incurred under these agreements as royalty expenses, respectively.

Sales and Marketing Agreements

The Company had entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company was generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company was required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $0 and $130,000 were incurred under these agreements for commission expenses during the three months ended March 31, 2024 and 2023, respectively.

Contract Manufacturing

The Company had entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $2,728,000  related to contract manufacturing agreements for the year ending December 31, 2024.

NOTE 15. SEGMENTS AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company had one and two products that accounted for more than 10% of total revenues during the three months ended March 31, 2024 and 2023, respectively. These products accounted for 11% and 36% of revenues during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, accounts receivable from a single customer accounted for 68% and 80% of total accounts receivable, respectively. For the three months ended March 31, 2024, revenues from a single customer accounted for 27% of total revenues. For the three months ended March 31, 2023, no customer exceeded 10% of total revenues.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 85% of active pharmaceutical ingredient purchases during the three months ended March 31, 2024, and 90% during the same period in 2023.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2024 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In April 2024, the Company issued 1,481 shares of common stock and received proceeds of $11,000 upon the exercise of options to purchase 1,481 shares of common stock with exercise prices between $10.62 and $12.72 per share.

In April 2024, the Company sold all 1,982,000 shares of common stock it held of Eton in a block trade at a gross price of $3.00 per share. After deducting trading expenses and commissions of approximately $436,000, the Company received net proceeds of $5,510,000 related to the trade.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, including ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Harrow IP, LLC and Harrow Eye, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Recent Developments

The following describes certain developments in 2024 to date that are important to understand our financial condition and results of operations. See the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information about each of these developments.

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

IHEEZO Reimbursement

In January 2024, we met with the Centers for Medicare & Medicaid Services (“CMS”)to request clarification related to its anesthesia billing policy which has historically not allowed for the separate billing of anesthesia services in the physician’s office. During the meeting we requested that CMS clarify that J-Code 2403, IHEEZO’s permanent J-Code, is appropriate to be billed for the anesthesia product itself (i.e., IHEEZO in our case) in the physician office setting. In March 2024, we received communication from a representative at CMS that the inclusion of J-Code 2403 in CMS’s April 2024 quarterly drug pricing file of the average sales prices (ASP) of some Medicare Part B-covered drugs and biologicals confirms that IHEEZO is separately payable in the physician office setting.

In February 2024, we made a request to CMS to consider increasing the Medically Unlikely Edits (“MUE”) for IHEEZO’s J-Code from 1 to 2. This request was made because the limitation of one MUE only allowed a single IHEEZO administration (equal to one single-use vial) to be used and billed, while many ophthalmologists perform bilateral ocular procedures, which would require two vials of IHEEZO to be used. On March 20, 2024, the Company received communication from the National Correct Coding Initiative (NCCI) program of CMS stating that CMS decided to increase the MUE for IHEEZO’s J-Code (J2403) from 1 to 2. While not final until published, CMS stated in its communication to the Company that the MUE edit will be (1) effective in July 2024, and (2) made retroactive for procedures dating to January 1, 2024.

VEVYE U.S. Launch

In January 2024, we launched VEVYE (cyclosporine ophthalmic solution) 0.1%, the first and only water-free cyclosporine dissolved in a semifluorinated alkane approved to treat both the signs and symptoms of dry eye disease in the U.S. We partnered with various entities including PhilRx, Apollo Care and PARx Solutions to enhance our market and patient access program for VEVYE.

Results of Operations

The following period-to-period comparisons of our financial results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023	Variance
Product sales, net	$34,508,000	$20,453,000	$14,055,000
Other revenues	79,000	5,650,000	(5,571,000)
Total revenues	$34,587,000	$26,103,000	$8,484,000

The increase in revenues between periods was related to an increase in sales of our branded ophthalmology products. During 2023, the Company recorded $5,650,000 in revenues associated with the transfer of profits of recently acquired products where the product new drug applications (“NDAs”) had not yet transferred to Harrow. During the three months ended March 31, 2024, revenues from branded products totaled $13,868,000, compared to $6,272,000 (which included revenues from the transfer of profits) during the same period in the prior year.

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

The following presents our cost of sales for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023	Variance
Cost of sales	$10,553,000	$8,271,000	$2,282,000

The increase in our cost of sales was largely attributable to expenses associated with unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

	For the Three Months Ended
	March 31,
	2024	2023	Variance
Gross profit	$24,034,000	$17,832,000	$6,202,000
Gross margin	69.49%	68.31%	1.17%

The increase in gross margin between the three months ended March 31, 2024 and 2023 was primarily attributable to an increase in sales associated with our branded ophthalmology products, which generally have a higher gross margin profile than our compounded products.

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

The following presents our selling, general and administrative expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,		$
	2024	2023	Variance
Selling, general and administrative	$28,813,000	$15,888,000	$12,925,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in expenses included regulatory enhancements, costs to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of VEVYE in December 2023. In addition, stock-based compensation expense increased by $2,260,000 for the three months ended March 31, 2024, compared to the prior year period represented another notable increase.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,		$
	2024	2023	Variance
Research and development	$2,149,000	$734,000	$1,415,000

The increase in R&D expenses between periods was primarily attributable to increased activity related to our expanded branded product portfolio, product acquisitions, product development efforts, product launches, clinical and medical support.

Interest Expense, Net

Interest expense, net was $5,415,000 for the three months ended March 31, 2024, compared to $4,747,000 for the same period in 2023. The increase during the period ended March 31, 2024 compared to the same period in 2023 was primarily to the result of an increase in the outstanding principal amount of our debt obligations.

Investment (Loss) Gain from Eton

During the three months ended March 31, 2024, we recorded a loss of $(1,248,000), related to the change in fair market value of Eton’s common stock compared to a gain of $2,042,000 for the same period in 2023.

Loss on Extinguishment of Debt

During the three months ended March 31, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the payoff of a loan.

Other Income, Net

During the three months ended March 31, 2024, we recorded other income of $26,000, related to our sublease at our lab and office space in Nashville.

Liquidity and Capital Resources

Liquidity

Our cash on hand at March 31, 2024 was $68,538,000, compared to $74,085,000 at December 31, 2023.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $68,538,000 at March 31, 2024, in addition to net proceeds received from the sale of our Eton investment in April 2024, will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Surface Ophthalmics, Inc. (“Surface”) and Melt and any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products, or drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net cash (used in)provided by:
Operating activities	$(4,628,000)	$(8,214,000)
Investing activities	(110,000)	(130,970,000)
Financing activities	(809,000)	62,162,000
Net change in cash and cash equivalents	(5,547,000)	(77,022,000)
Cash and cash equivalents at beginning of the period	74,085,000	96,270,000
Cash and cash equivalents at end of the period	$68,538,000	$19,248,000

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $(4,628,000) compared to $(8,214,000) during the same period in the prior year. The decrease in net cash used in operating activities between the periods was mainly attributed to an increase in revenues during 2023 and a decrease of $8,396,000 in accounts receivable due to collections during the three months ended March 31, 2024 compared to an increase of $5,882,000 during the same period in 2023. The net cash used in operating activities in 2023 was also impacted due to an increase in inventory levels, coupled with operating expenses associated with the commercial launch of IHEEZO, product acquisitions and integrations and increased costs of goods sold.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $(110,000) compared to $(130,970,000) during the same period in the prior year. Cash used in investing activities in 2023 was primarily related to the acquisition of five branded products which closed in January 2023. Cash used in investing activities in 2024 was primarily related to equipment and software purchases.

Financing Activities

Net cash (used in) provided by financing activities during the three months ended March 31, 2024 and 2023 was $(809,000) and $62,162,000, respectively. Cash used in financing activities during the three months ended March 31, 2024 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from the employees. Cash provided by financing activities during the three months ended March 31, 2023 was primarily related to proceeds received from the sale of the notes and entering into loan arrangements, offset by payment of payroll taxes upon vesting and exercise of equity instruments in exchange for shares withheld from employees.

Sources of Capital

Our principal sources of cash consist of cash provided by operating activities. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2024, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report you should consider the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K on the Company filed with the Securities and Exchange Commission on September 29, 2023).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 29, 2023).

10.1	Third Amendment to License and Supply Agreement dated February 6, 2024 between Harrow IP, LLC and Sintetica S.A. (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2023 of the Company filed with the Securities and Exchange Commission on March 19, 2024).

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: May 13, 2024	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

