Form 10-Q
period 2024-06-30
HARROW, INC.
filed 2024-08-07
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, there were 35,482,944 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,968,000	$74,085,000
Investment in Eton Pharmaceuticals	-	8,681,000
Accounts receivable, net	51,988,000	36,261,000
Inventories	9,425,000	10,867,000
Prepaid expenses and other current assets	7,009,000	9,588,000
Total current assets	139,390,000	139,482,000
Property, plant and equipment, net	3,288,000	3,521,000
Capitalized software costs, net	1,966,000	2,138,000
Operating lease right-of-use assets, net	6,770,000	6,785,000
Intangible assets, net	154,884,000	159,906,000
Goodwill	332,000	332,000
TOTAL ASSETS	$306,630,000	$312,164,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,264,000	$24,581,000
Accrued rebates and copay assistance	24,551,000	18,432,000
Accrued payroll and related liabilities	5,721,000	5,450,000
Deferred revenue and customer deposits	248,000	75,000
Current portion of operating lease obligations	767,000	806,000
Total current liabilities	53,551,000	49,344,000
Operating lease obligations, net of current portion	6,543,000	6,524,000
Accrued expenses, net of current portion	2,713,000	2,713,000
Deferred tax liability	623,000	-
Notes payable, net of unamortized debt discount	185,023,000	183,172,000
TOTAL LIABILITIES	248,453,000	241,753,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,479,492 and 35,168,260 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	35,000	35,000
Additional paid-in capital	212,439,000	204,635,000
Accumulated deficit	(153,942,000)	(133,904,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	58,532,000	70,766,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	58,177,000	70,411,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$306,630,000	$312,164,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$48,871,000	$29,542,000	$83,379,000	$49,995,000
Other revenues	68,000	3,928,000	147,000	9,578,000
Total revenues	48,939,000	33,470,000	83,526,000	59,573,000
Cost of sales	(12,539,000)	(10,000,000)	(23,092,000)	(18,271,000)
Gross profit	36,400,000	23,470,000	60,434,000	41,302,000
Operating expenses:
Selling, general and administrative	31,817,000	19,957,000	60,630,000	35,845,000
Research and development	3,053,000	1,161,000	5,202,000	1,895,000
Total operating expenses	34,870,000	21,118,000	65,832,000	37,740,000
Income (loss) from operations	1,530,000	2,352,000	(5,398,000)	3,562,000
Other (expense) income:
Interest expense, net	(5,471,000)	(5,704,000)	(10,886,000)	(10,451,000)
Investment (loss) gain from Eton Pharmaceuticals	(1,923,000)	(714,000)	(3,171,000)	1,328,000
Loss on extinguishment of debt	-	-	-	(5,465,000)
Other income (expenses), net	46,000	(178,000)	72,000	(149,000)
Total other expense, net	(7,348,000)	(6,596,000)	(13,985,000)	(14,737,000)
Loss before income taxes	(5,818,000)	(4,244,000)	(19,383,000)	(11,175,000)
Income tax (expense) benefit	(655,000)	15,000	(655,000)	303,000
Net loss	$(6,473,000)	$(4,229,000)	$(20,038,000)	$(10,872,000)
Basic and diluted net loss per share of common stock	$(0.18)	$(0.14)	$(0.56)	$(0.36)
Weighted average number of shares of common stock outstanding, basic and diluted	35,618,977	30,458,677	35,544,312	30,379,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended June 30, 2024 and 2023

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	216,816	-	252,000	-	252,000	-	252,000
Vesting of RSUs and PSUs	242,760	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(94,168)	-	(1,698,000)	-	(1,698,000)	-	(1,698,000)
Stock-based compensation expense	-	-	7,045,000	-	7,045,000	-	7,045,000
Net loss	-	-	-	(10,872,000)	(10,872,000)	-	(10,872,000)
Balance at June 30, 2023	30,276,938	$30,000	$142,742,000	$(120,365,000)	$22,407,000	$(355,000)	$22,052,000

Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	87,195	-	521,000	-	521,000	-	521,000
Vesting of RSUs	332,517	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(108,480)	-	(1,157,000)	-	(1,157,000)	-	(1,157,000)
Stock-based compensation expense	-	-	8,440,000	-	8,440,000	-	8,440,000
Net loss	-	-	-	(20,038,000)	(20,038,000)	-	(20,038,000)
Balance at June 30, 2024	35,479,492	$35,000	$212,439,000	$(153,942,000)	$58,532,000	$(355,000)	$58,177,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2023	30,056,370	$30,000	$137,989,000	$(116,136,000)	$21,883,000	$(355,000)	$21,528,000

Issuance of common stock in connection with:
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	119,274	-	104,000	-	104,000	-	104,000
Vesting of RSUs	131,760	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(40,466)	-	(848,000)	-	(848,000)	-	(848,000)
Stock-based compensation expense	-	-	5,412,000	-	5,412,000	-	5,412,000
Net loss	-	-	-	(4,229,000)	(4,229,000)	-	(4,229,000)
Balance at June 30, 2023	30,276,938	$30,000	$142,742,000	$(120,365,000)	$22,407,000	$(355,000)	$22,052,000

Balance at March 31, 2024	35,380,955	$35,000	$207,995,000	$(147,469,000)	$60,561,000	$(355,000)	$60,206,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	41,020	-	173,000	-	173,000	-	173,000
Vesting of RSUs	57,517	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,271,000	-	4,271,000	-	4,271,000
Net loss	-	-	-	(6,473,000)	(6,473,000)	-	(6,473,000)
Balance at June 30, 2024	35,479,492	$35,000	$212,439,000	$(153,942,000)	$58,532,000	$(355,000)	$58,177,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,038,000)	$(10,872,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	885,000	690,000
Amortization of intangible assets	5,103,000	5,050,000
Amortization of operating lease right-of-use assets	392,000	357,000
(Recovery of) provision for credit losses	(96,000)	29,000
Amortization of debt issuance costs and debt discount	1,951,000	1,623,000
Investment loss (gain) from investment in Eton	3,171,000	(1,328,000)
Loss on extinguishment of debt	-	5,465,000
Stock-based compensation	8,440,000	7,045,000
Deferred income tax	623,000	(288,000)
Changes in assets and liabilities:
Accounts receivable	(15,631,000)	(12,038,000)
Inventories	1,442,000	(2,014,000)
Prepaid expenses and other current assets	2,579,000	(201,000)
Accounts payable, accrued expenses, accrued rebates and copay assistance	3,361,000	3,584,000
Accrued payroll and related liabilities	271,000	(769,000)
Deferred revenue and customer deposits	173,000	19,000
NET CASH USED IN OPERATING ACTIVITIES	(7,374,000)	(3,648,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of Eton Pharmaceuticals	5,510,000	-
Investment in patent and trademark assets	(81,000)	-
Purchase of product NDAs and related patents	-	(131,473,000)
Purchases of property, plant and equipment	(436,000)	(746,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,993,000	(132,219,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 11.875% notes payable, net of costs	-	4,961,000
Proceeds from Oaktree Loan, net of costs	-	61,585,000
Payment of debt issuance costs	(100,000)	-
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(1,157,000)	(661,000)
Proceeds from exercise of stock options	521,000	337,000
Proceeds from B. Riley senior secured note, net of costs	-	55,879,000
Repayment of B. Riley senior secured note	-	(59,750,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(736,000)	62,351,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,117,000)	(73,516,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,085,000	96,270,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,968,000	$22,754,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$4,000
Cash paid for interest	$10,316,000	$8,076,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred financing costs	$-	$1,950,000
Accrual of exit fee related to Oaktree Loan	$-	$2,275,000
Purchase of property, plant and equipment included in
accounts payable and accrued expenses	$44,000	$115,000
Right-of-use assets obtained in exchange for new operating lease obligations	$377,000	$-
Income taxes owed for exercise of options	$-	$1,037,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow, Inc. (together with its consolidated subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) is a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. The Company owns commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in the U.S, all of which are marketed under its Harrow name. The Company also owns and operates ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority- owned subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and six months ended June 30, 2024 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The accounts receivable balance on the Company’s condensed consolidated balance sheet as of June 30, 2024 was $52,727,000, net of $235,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2024:

Balance at January 1, 2024	$371,000
Change in expected credit losses	(96,000)
Write-offs, net of recoveries	(40,000)
Balance at June 30, 2024	$235,000

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

At December 31, 2023, the Company measured its investment in Eton Pharmaceuticals, Inc. (“Eton”) on a recurring basis. The Company’s investment in Eton was classified as a Level 1 as the fair value was determined using quoted market prices in active markets for the same securities. As of December 31, 2023, the fair market value of the Company’s investment in Eton was $8,681,000. In April 2024, the Company sold all 1,982,000 shares of common stock it held of Eton in a block trade at a gross price of $3.00 per share. After deducting trading expenses and commissions of approximately $436,000, the Company received net proceeds of $5,510,000 and recorded a loss of $3,171,000 related to the sale of its investment in Eton.

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

The following table presents the estimated fair values and the carrying values:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$73,607,000	$76,470,000	$73,218,000	$70,260,000
2027 Notes	$37,770,000	$43,019,000	$37,413,000	$40,363,000
Oaktree Loan	$73,646,000	$77,500,000	$72,541,000	$76,627,000

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), and market-based vesting performance stock units (“PSUs”) outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, and unvested PSUs were 4,488,940 and 6,131,026 at June 30, 2024 and 2023, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director ceases providing services. The number of shares underlying vested RSUs at June 30, 2024 and 2023 was 181,038 and 234,027, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator – net loss	$(6,473,000)	$(4,229,000)	$(20,038,000)	$(10,872,000)
Denominator – weighted average number of shares outstanding, basic and diluted	35,618,977	30,458,677	35,544,312	30,379,354
Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.56)	$(0.36)

Income Taxes

The Company’s effective tax rate was 3.38% and (2.71)% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock and 2,334,256 shares of preferred stock of Melt (representing in aggregate approximately 46% of Melt’s equity interests as of June 30, 2024). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt. Therefore the Company uses the equity method of accounting for the Melt investment. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated.

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s equity method investments may be other than temporarily impaired. Indicators include financial condition, operating performance, and near-term prospects of the investee. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the equity method investments. The Company has no investments other than its common stock and preferred stock positions in Melt and no other requirements to advance funds to Melt.

The following table summarizes the Company’s investments in Melt as of June 30, 2024:

	Cost	Share of Equity Method	Net Carrying
	Basis	Losses	Value
Common stock	$5,810,000	$(5,810,000)	$-
Preferred stock	18,397,000	(18,397,000)	-
	$24,207,000	$(24,207,000)	$-

See Note 4 for more information and related party disclosure regarding Melt.

Accounting Guidance Issued but Not Adopted at June 30, 2024

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

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. The Company has three primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from transfer of acquired product sales and profits, and (3) revenue recognized from intellectual property licenses and related arrangements.

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

Intellectual Property License and Related Arrangements Revenues

As of June 30, 2024, the Company held five intellectual property licenses and related arrangements pursuant to which the Company has agreed to license or sell to a customer the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

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

Revenue disaggregated by revenue source consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales, net	$48,871,000	$29,542,000	$83,379,000	$49,995,000
Other revenues	68,000	3,928,000	147,000	9,578,000
Total revenues	$48,939,000	$33,470,000	$83,526,000	$59,573,000

Deferred revenue and customer deposits at June 30, 2024 and December 31, 2023 were $248,000 and $75,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2023 were recognized as revenue during the six months ended June 30, 2024.

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

In February 2019, the Company entered into a Management Services Agreement (the “Melt MSA”), whereby the Company provided to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt was required to pay the Company a monthly amount of $10,000. The Melt MSA was terminated effective July 1, 2023. During the three and six months ended June 30, 2024, the Company did not record any reimbursable expenses and amounts payable by Melt pursuant to the Melts MSA. During the three and six months ended June 30, 2023, the Company recorded $30,000 and $40,000 due from Melt for reimbursable expenses and amounts payable by Melt pursuant to the Melt MSA, which amounts are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of each of June 30, 2024 and December 31, 2023, the Company was due $228,000 from Melt for reimbursable expenses and amounts payable under the Melt MSA.

In March 2024, Melt completed its Series B Preferred Stock financing which raised gross proceeds of approximately $23,900,000.

The Company’s Chief Executive Officer, Mark L. Baum, is a member of the Melt board of directors. The Melt board of directors consists of five members, including Mr. Baum. Mr. Baum is the only representative of the Company on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Six Months Ended June 30,
	2024	2023
Revenues, net	$-	$-
Loss from operations	$(5,631,000)	$(2,448,000)
Net loss	$(5,344,000)	$(3,551,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At June 30,	At December 31,
	2024	2023
Current assets	$11,284,000	$13,404,000
Non-current assets	-	-
Total assets	$11,284,000	$13,404,000

Total liabilities	$3,794,000	$3,922,000
Total stockholders’ equity	7,490,000	9,482,000
Total liabilities and stockholders’ equity	$11,284,000	$13,404,000

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories was as follows:

	At June 30, 2024	At December 31, 2023
Raw materials	$4,964,000	$5,477,000
Work in progress	137,000	54,000
Finished goods	4,324,000	5,336,000
Total inventories	$9,425,000	$10,867,000

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	At June 30, 2024	At December 31, 2023
Prepaid insurance	$306,000	$1,241,000
Prepaid computer software licenses and related expenses	952,000	963,000
Other prepaid expenses	2,470,000	1,556,000
Receivable due from Melt	228,000	228,000
Prepaid FY 2024 Prescription Drug User (“PDUFA”) fees	1,146,000	3,438,000
Deferred Oaktree Loan commitment fee	454,000	409,000
Deposits and other current assets	1,453,000	1,753,000
Total prepaid expenses and other current assets	$7,009,000	$9,588,000

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	At June 30, 2024	At December 31, 2023
Property, plant and equipment, net:
Computer hardware	$1,434,000	$1,322,000
Furniture and equipment	942,000	936,000
Lab and pharmacy equipment	4,737,000	4,564,000
Leasehold improvements	6,844,000	6,771,000
	13,957,000	13,593,000
Accumulated depreciation	(10,669,000)	(10,072,000)
	$3,288,000	$3,521,000

For the three and six months ended June 30, 2024, depreciation related to property, plant and equipment was $301,000 and $597,000, respectively, compared to $228,000 and $453,000 during the same periods in 2023, respectively.

NOTE 8. CAPITALIZED SOFTWARE COSTS

Capitalized software costs consisted of the following:

	At June 30, 2024	At December 31, 2023
Capitalized software costs
Capitalized internal-use software development costs	$3,318,000	$2,780,000
Acquired third-party software license for internal-use	204,000	159,000
Total gross capitalized software for internal-use	3,522,000	2,939,000
Accumulated amortization	(1,556,000)	(1,268,000)
Capitalized internal-use software in process	-	467,000
	$1,966,000	$2,138,000

The Company recorded amortization expense of $152,000 and $288,000 related to capitalized software costs during the three and six months ended June 30, 2024, respectively, and $170,000 and $237,000 during the same periods in 2023, respectively.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2024 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Disposal	Net Carrying Value
Patents	7-19	$610,000	$(188,000)	$-	$422,000
Licenses	7-20	50,000	(2,000)	-	48,000
Trademarks	Indefinite	234,000	-	-	234,000
Acquired NDAs	4-15	170,398,000	(16,352,000)	-	154,046,000
Customer relationships	3-15	596,000	(536,000)	-	60,000
Trade name	5	75,000	(6,000)	-	69,000
Non-competition clause	3-4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(3,000)	-	5,000
		$172,021,000	$(17,137,000)	$-	$154,884,000

Amortization expense for intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Patents	$14,000	$21,000	$28,000	$43,000
Licenses	-	3,000		5,000
Acquired NDAs	2,529,000	2,805,000	5,059,000	4,975,000
Customer relationships	6,000	14,000	16,000	27,000
	$2,549,000	$2,843,000	$5,103,000	$5,050,000

Estimated future amortization expenses for the Company’s intangible assets at June 30, 2024 was as follows:

Remainder of 2024	$5,098,000
2025	13,658,000
2026	13,658,000
2027	13,309,000
2028	12,961,000
Thereafter	95,966,000
$154,650,000

There were no changes to the carrying value of the Company’s goodwill during the three and six months ended June 30, 2024 and 2023.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	At June 30,	At December 31,
	2024	2023
Accounts payable	$20,177,000	$21,424,000
Accrued insurance premium	-	873,000
Other accrued payments	106,000	306,000
Accrued interest (see Note 11)	1,981,000	1,978,000
Accrued exit fee for Oaktree Loan (see Note 11)	2,713,000	2,713,000
Total accounts payable and accrued expenses	$24,977,000	$27,294,000
Less: current portion	(22,264,000)	(24,581,000)
Non-current total accrued expenses	$2,713,000	$2,713,000

The Company financed insurance policies for the policy terms of August 2023 through August 2024. The financing agreement had an interest rate of 7.48% per annum and required nine monthly payments of $150,000 all of which had been paid as of June 30, 2024.

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

Interest expense related to the Oaktree Loan totaled $2,944,000 and $5,897,000 for the three and six months ended June 30, 2024, respectively, and included the amortization of debt issuance costs and discount of $602,000 and $1,205,000, respectively. Interest expense related to the Oaktree Loan totaled $2,570,000 and $2,665,000 for the three and six months ended June 30, 2023, respectively, and included the amortization of debt issuance costs and discount of $514,000 and $526,000, respectively.

The Oaktree Loan carries an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. As of June 30, 2024 and December 31, 2023, the Company had recorded in accrued expenses the total exit fee liability of $2,713,000.

HROWM – 11.875% Senior Notes Due 2027

In December 2022 and January 2023, the Company closed offerings of $40,250,000 aggregate principal amount of 11.875% senior notes due December 2027 (the “2027 Notes”). Interest expense related to the 2027 Notes totaled $1,373,000 and $2,746,000 for the three and six months ended June 30, 2024, respectively, and included amortization of debt issuance costs and debt discount of $178,000 and $356,000, respectively. Interest expense related to the 2027 Notes totaled $1,371,000 and $2,766,000 for the three and six months ended June 30, 2023, respectively, and included amortization of debt issuance costs and debt discount of $176,000 and $376,000, respectively.

HROWL – 8.625% Senior Notes Due 2026

In April and September 2021, the Company closed offerings (including an over-allotment exercise in May 2021) of $75,000,000 aggregate principal amount of 8.625% senior notes due April 2026 (the “2026 Notes”). Interest expense related to the 2026 Notes totaled $1,812,000 and $3,624,000 for the three and six months ended June 30, 2024, respectively, and included amortization of debt issuance costs and debt discount of $195,000 and $390,000, respectively. Interest expense related to the 2026 Notes totaled $1,812,000 and $3,622,000 for the three and six months ended June 30, 2023, respectively, and included amortization of debt issuance costs and debt discount of $195,000 and $388,000, respectively.

A summary of the Company’s debt is described as follows:

	At June 30,	At December 31,
	2024	2023
8.625% Senior Notes due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	40,250,000
Oaktree Loan due January 2026	77,500,000	77,500,000
	192,750,000	192,750,000
Less: Unamortized debt issuance costs, net of premium	(7,727,000)	(9,578,000)
	$185,023,000	$183,172,000

For the three and six months ended June 30, 2024, the total effective interest rate of the Company’s debt was 10.78% and 10.88%, respectively, and 10.71% and 10.81% for the same periods in 2023, respectively.

At June 30, 2024, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2024	$10,674,000
2025	20,658,000
2026	159,899,000
2027	45,030,000
Total minimum payments	236,261,000
Less: amount representing interest payments	(43,511,000)
Notes payable, gross principal amount due	192,750,000
Less: unamortized debt issuance costs, net of premium	(7,727,000)
Notes payable, net of unamortized debt issuance costs	$185,023,000

NOTE 12. LEASES

The Company leases office and laboratory space under non-cancelable operating leases listed below. These lease agreements have remaining terms between one to seven years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in March 2025.

●	An operating lease for 38,153 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space, and another amendment entered into in January 2024 that added 2,861 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, which commenced in January 2020 and will expire in December 2024, with an option to extend the term for two additional five-year periods. The Company does not intend to exercise its option to extend the term of this lease.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee, which commenced in September 2022 and will expire in September 2027.

●	In March 2024, the Company entered into an operating lease for 17,625 square feet of office space in Nashville, Tennessee which is expected to commence in August 2024 and has a seven year term (target expiration date of June 30, 2032) with an option to extend the term for two additional five-year periods. Once occupied, the Company expects this office space to serve as the Company’s new corporate headquarters. Any operating lease right-of-use assets and liabilities related to this lease will be recognized at its commencement date.

At June 30, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 6.60% and 11.2 years, respectively.

During the three and six months ended June 30, 2024, cash paid for amounts included for the operating lease liabilities was $327,000 and $650,000, respectively, and $306,000 and $611,000 for the same periods in 2023, respectively. During the three and six months ended June 30, 2024, the Company recorded operating lease expense of $319,000 and $638,000, respectively, and $308,000 and $617,000 for the same periods in 2023, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of June 30, 2024 were as follows:

Operating Leases
Remainder of 2024	$655,000
2025	1,133,000
2026	1,155,000
2027	1,014,000
2028	699,000
Thereafter	5,533,000
Total minimum lease payments	10,189,000
Less: amount representing interest payments	(2,879,000)
Total operating lease obligations	7,310,000
Less: current portion, operating lease obligations	(767,000)
Operating lease obligations, net of current portion	$6,543,000

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2024, the Company issued 86,996 shares of common stock and received proceeds of $521,000 upon the exercise of options to purchase 86,996 shares of common stock with exercise prices ranging from $1.70 to $12.38 per share.

During the six months ended June 30, 2024, the Company issued 199 shares of common stock upon the cashless exercise of options to purchase 700 shares at an exercise price of $7.60 per share.

During the six months ended June 30, 2024, 45,000 RSUs granted in February 2021 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and 26,520 shares of the Company’s common stock were issued to Mr. Boll, net of 18,480 shares of common stock withheld for payroll tax withholdings totaling $197,000.

During the six months ended June 30, 2024, 150,000 RSUs granted in February 2021 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and 90,164 shares of the Company’s common stock were issued to Mr. Baum, net of 59,836 shares of common stock withheld for payroll tax withholdings totaling $638,000.

During the six months ended June 30, 2024, 30,000 RSUs granted in February 2021 to John Saharek, the Company’s Chief Commercial Officer, vested, and 17,384 shares of the Company’s common stock were issued to Mr. Saharek, net of 12,616 shares of common stock withheld for payroll tax withholdings totaling $135,000.

During the six months ended June 30, 2024, 50,000 RSUs granted in February 2021 to various other employees, vested, and 32,452 shares of the Company’s common stock were issued, net of 17,548 shares of common stock withheld for payroll tax withholdings totaling $187,000.

During the six months ended June 30, 2024, the Company issued 57,517 shares of its common stock underlying RSUs held by directors that ceased providing services to the Company. The RSUs had previously vested, including 3,872 RSUs that vested during the six months ended June 30, 2024, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

During the six months ended June 30, 2024, 23,016 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable directors cease providing services to the Company.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of June 30, 2024, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, RSUs and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 173,219 shares available for future issuances under the 2017 Plan at June 30, 2024.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2024	2,711,317	$6.25
Options granted	105,500	$10.13
Options exercised	(87,696)	$6.02
Options cancelled/forfeited	(79,938)	$13.95
Options outstanding – June 30, 2024	2,649,183	$6.18	3.62	$39,021,000
Options exercisable	2,382,865	$5.62	3.03	$36,398,000
Options vested and expected to vest	2,612,254	$6.10	3.54	$38,667,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on June 28, 2024, based on the closing price of the Company’s common stock of $20.89 on that date.

During the six months ended June 30, 2024, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the six months ended June 30, 2024 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2024
Weighted-average fair value of options granted	$6.57
Expected terms (in years)	6.11
Expected volatility	68%
Risk-free interest rate	4.06-4.48%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.73	287,852	3.47	$1.72	287,852	$1.72
$2.23	270,000	2.59	$2.23	270,000	$2.23
$2.40 - $2.60	23,068	2.51	$2.58	23,068	$2.58
$3.95	308,500	1.75	$3.95	308,500	$3.95
$4.49 - $5.72	99,912	4.97	$5.54	97,978	$5.53
$6.30	285,000	4.64	$6.30	285,000	$6.30
$6.75 - $7.26	58,406	7.90	$6.92	26,566	$6.93
$7.30	274,500	5.51	$7.30	274,500	$7.30
$7.37 - $7.79	191,210	3.68	$7.50	149,534	$7.47
$7.87 - $25.86	850,735	3.27	$9.17	659,867	$8.14
$1.47 - $25.86	2,649,183	3.62	$6.18	2,382,865	$5.62

As of June 30, 2024, there was approximately $1,723,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.85 years. The stock-based compensation for all stock options was $130,000 and $256,000 during the three and six months ended June 30, 2024, respectively, and $122,000 and $463,000 during the same periods in 2023, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2024 was $694,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based and performance-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2024	363,029	$9.23
RSUs granted	213,081	17.22
RSUs vested	(298,016)	9.51
RSUs cancelled/forfeited	(6,250)	8.10
RSUs unvested - June 30, 2024	271,844	$15.21

As of June 30, 2024, the total unrecognized compensation expense related to unvested RSUs was approximately $3,945,000, which is expected to be recognized over a weighted-average period of 2.2 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2024 was $502,000 and $907,000, respectively, and was $122,000 and $463,000 during the same periods in 2023, respectively.

Performance Stock Units

A summary of the Company’s PSU activity and related information for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2024	1,567,913	$18.56
PSUs granted	-
PSUs vested	-
PSUs cancelled/forfeited	-
PSUs unvested – June 30, 2024	1,567,913	$18.56

As of June 30, 2024, the total unrecognized compensation expense related to unvested PSUs was approximately $14,553,000, which is expected to be recognized over a weighted-average period of 0.76 years, based on estimated and actual vesting schedules of the applicable PSUs. The stock-based compensation for PSUs during the three and six months ended June 30, 2024 was $3,638,000 and $7,276,000, respectively, and $5,290,000 and $6,582,000 during the same periods in 2023, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Employees - selling, general and administrative	$3,579,000	$4,607,000	$7,104,000	$5,935,000
Employees - research and development	439,000	586,000	878,000	749,000
Directors - selling, general and administrative	214,000	203,000	402,000	328,000
Consultants - selling, general and administrative	39,000	16,000	56,000	33,000
Total	$4,271,000	$5,412,000	$8,440,000	$7,045,000

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal

General and Other

In the ordinary course of business, the Company is involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. The Company describes legal proceedings and other matters that are/were significant or that it believes could become significant in this note.

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

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of the matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company faces often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of the matters (whether discussed in this note or not) currently pending may have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint has been amended and OSRX added counterclaims alleging ImprimisRx, LLC is violating the Lanham Act with false advertising. The Court granted cross motions for summary judgement on each party’s Lanham Act claims thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement and unfair competition claims for trial. ImprimisRx, LLC is seeking damages from OSRX. The matter was expected to go to trial in August 2024, however, due to scheduling conflicts with the Court, the trial will be re-scheduled to a later date that has not yet been determined.

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. During the three and six months ended June 30, 2024, $1,036,000 and $1,310,000, respectively, were incurred under these agreements as royalty expenses, and $0 and $0, respectively, during the same periods in 2023. During the three and six months ended June 30, 2024, $0 were incurred under these agreements related to upfront and milestone payments under these agreements, respectively, and $0 and $5,000,000, respectively, during the same periods in 2023. As of June 30, 2024, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the three and six months ended June 30, 2024. At the time contingent consideration payable becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of the total purchase price.

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

In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and six months ended June 30, 2024, $316,000 and $496,000, respectively, were incurred under these agreements as royalty expenses and $275,000 and $651,000, respectively, during the same periods in 2023.

Sales and Marketing Agreements

The Company had entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company was generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company was required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $0 and $130,000 were incurred under these agreements for commission expenses during the three and six months ended June 30, 2023, respectively.

Contract Manufacturing

The Company has entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $2,728,000 related to contract manufacturing agreements for the year ending December 31, 2024.

NOTE 15. SEGMENTS AND CONCENTRATIONS

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development, and commercialization of innovative ophthalmic therapies. An operating segment is defined as a component of an entity that engages in business activities from which it may recognize revenues and incur expense, its operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and its discrete financial information is available. The Company’s CODM, who is the Chief Executive Officer, evaluates the Company as a single operating segment, consistent with internal management reporting.

The Company had one product that accounted for more than 10% of total revenues during the three and six months ended June 30, 2024. The Company had four products that each accounted for more than 10% of total revenues during the three months ended June 30, 2023 and three products that each accounted for more that 10% of total revenues during the six months ended June 30, 2023. These products collectively accounted for 23% and 14% of revenues during the three and six months ended June 30, 2024, respectively. For the same periods in the prior year these products collectively accounted for 48% and 38% of revenues during the three and six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, accounts receivable from a single customer accounted for 67% and 80% of total accounts receivable, respectively. For the three and six months ended June 30, 2024, revenues from a single customer accounted for 45% and 40% of total revenues, respectively. For the three and six months ended June 30, 2023, revenues from a single customer accounted for 27% and 16% of total revenues, respectively.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 61% and 62% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2024, respectively, and 80% and 85% during the same periods in 2023, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2024 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In July 2024, the Company issued 2,563 shares of common stock and received proceeds of $53,000 upon the exercise of options to purchase 2,563 shares of common stock with exercise prices between $7.60 and $20.97 per share.

In July 2024, the Company issued 889 shares of common stock upon the cashless exercise of options to purchase 1,000 shares at an exercise price of $2.60 per share.

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

Factors Affecting Our Performance

We believe the primary factors affecting our performance are (1) our ability to increase revenues of our branded pharmaceutical products, proprietary compounded formulations and certain non-proprietary products, and grow and gain operating efficiencies in our operations, (2) potential and ongoing regulatory-related restrictions, (3) our ability to optimize pricing and obtain reimbursement options for our drug products, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

Recent Developments

The following is a summary of selected significant developments affecting our business that occurred since December 31, 2023. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2023.

TRIESENCE PPQ Batches and Manufacturing

In June 2024, we announced the successful manufacture of a process performance qualification (“PPQ”) batch of TRIESENCE. In order to re-launch TRIESENCE for commercial use, we believe two additional, consecutive and successful PPQ batches (an aggregate of three PPQ batches) of TRIESENCE will need to be made. A second PPQ batch was produced in July 2024, and we are currently waiting for analytical results associated with this batch. If the second PPQ batch was produced successfully, the Company (along with its manufacturing partners) expects to produce a third PPQ batch before the end of the third quarter 2024. If these three PPQ batches are manufactured successfully, we believe TRIESENCE could be re-launched in the U.S. prior to the end of 2024. In accordance with the terms of the Asset Purchase Agreement we entered into with Novartis Technology, LLC and Novartis Innovative Therapies AG (collectively, “Novartis”), a $37,000,000 milestone payment will be due to Novartis upon re-launch in the U.S.

Apotex - Canadian Out-License

In February 2024, we entered into a license and supply agreement with Apotex Inc. (“Apotex”). Under the terms of the agreement, Apotex licensed exclusive rights and marketing authorizations of the following products in the Canadian market from Harrow: VERKAZIA (cyclosporine ophthalmic emulsion) 0.1% and Cationorm PLUS. Apotex was also granted a license for products Apotex will pursue approval for in Canada: VEVYE (cyclosporine ophthalmic solution) 0.1%, IHEEZO (chloroprocaine hydrochloride ophthalmic gel) 3%, and ZERVIATE (cetirizine ophthalmic solution) 0.24% (with VERKAZIA and Cationorm Plus, collectively, the “Apotex Products”). In exchange for these licenses, Apotex will make payments to Harrow for milestones related to manufacturing arrangements, regulatory and commercial achievements, in addition to royalties on net sales of the Apotex Products.

IHEEZO Reimbursement

In January 2024, we met with the Centers for Medicare & Medicaid Services (“CMS”) to request clarification related to its anesthesia billing policy which has historically not allowed for the separate billing of anesthesia services in the physician’s office. During the meeting we requested that CMS clarify that J-Code 2403, IHEEZO’s permanent J-Code, is appropriate to be billed for the anesthesia product itself (i.e., IHEEZO in our case) in the physician office setting. In March 2024, we received communication from a representative at CMS that the inclusion of J-Code 2403 in CMS’s April 2024 quarterly drug pricing file of the average sales prices (ASP) of some Medicare Part B-covered drugs and biologicals confirms that IHEEZO is separately payable in the physician office setting.

In February 2024, we made a request to CMS to consider increasing the Medically Unlikely Edits (“MUE”) for IHEEZO’s J-Code from 1 to 2. This request was made because the limitation of one MUE only allowed a single IHEEZO administration (equal to one single-use vial) to be used and billed, while many ophthalmologists perform bilateral ocular procedures, which would require two vials of IHEEZO to be used. On March 20, 2024, we received communication from the National Correct Coding Initiative (NCCI) program of CMS stating that CMS decided to increase the MUE for IHEEZO’s J-Code (J2403) from 1 to 2. The MUE edit was made effective on July 1, 2024.

VEVYE U.S. Launch

In January 2024, we launched VEVYE (cyclosporine ophthalmic solution) 0.1%, the first and only water-free cyclosporine dissolved in a semifluorinated alkane approved to treat both the signs and symptoms of dry eye disease in the U.S. We partnered with various entities including PhilRx, Apollo Care and PARx Solutions to enhance our market and patient access program for VEVYE.

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2024	2023	Variance	2024	2023	Variance
Product sales, net	$48,871,000	$29,542,000	$19,329,000	$83,379,000	$49,995,000	$33,384,000
Other revenues	68,000	3,928,000	(3,860,000)	147,000	9,578,000	(9,431,000)
Total revenues	$48,939,000	$33,470,000	$15,469,000	$83,526,000	$59,573,000	$23,953,000

The increase in revenues between periods was related to an increase in sales volumes of our branded ophthalmology products. During the three and six months ended June 30, 2023, the Company recorded $3,928,000 and $9,578,000, respectively, in revenues associated with the transfer of sales and profits of recently acquired products where the product new drug applications (“NDAs”) had not yet transferred to Harrow. During the three months and six months ended June 30, 2024, revenues from branded products totalled $27,292,000 and $41,229,000, respectively, compared to $13,095,000 and $19,367,000 (which included revenues from the transfer of profits) during the same periods in the prior year, respectively. Net sales of IHEEZO were $11,294,000 and $13,616,000 during the three months and six months ended June 30, 2024, respectively.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory, amortization of acquired product NDAs, and other related expenses.

The following presents our cost of sales:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2024	2023	Variance	2024	2023	Variance
Cost of sales	$12,539,000	$10,000,000	$2,539,000	$23,092,000	$18,271,000	$4,821,000

The increase in our cost of sales was largely attributable to expenses associated with unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2024	2023	Variance	2024	2023	Variance
Gross Profit	$36,400,000	$23,470,000	$12,930,000	$60,434,000	$41,302,000	$19,132,000
Gross Margin	74.38%	70.12%	4.26%	72.35%	69.33%	3.02%

The increase in gross margin between the three and six months ended June 30, 2024 and 2023 was primarily attributable to an increase in sales associated with our branded ophthalmology products, which generally have a higher gross margin profile than our compounded products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses as well as costs associated with our marketing activities and sales of our FDA approved, proprietary compounded formulations and other non-proprietary pharmacy products and formulations.

The following presents our selling, general and administrative expenses:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2024	2023	Variance	2024	2023	Variance
Selling, general and administrative	$31,817,000	$19,957,000	$11,860,000	$60,630,000	$35,845,000	$24,785,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in expenses including regulatory enhancements, costs to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of VEVYE in December 2023. Stock-based compensation expense increased by $1,266,000 during the six months ended June 30, 2024 compared to the prior year period.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, and other costs related to the clinical development of our assets.

The following presents our research and development expenses:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2024	2023	Variance	2024	2023	Variance
Research and development	$3,053,000	$1,161,000	$1,892,000	$5,202,000	$1,895,000	$3,307,000

The increase in R&D expenses between periods was primarily attributable to activity related to our expanded branded product portfolio, technical transfer activities associated with the production of certain products related to our product acquisitions that occurred in 2023, product development efforts, product launches, and clinical and medical support.

Interest Expense, Net

Interest expense, net was $5,471,000 and $10,886,000 for the three and six months ended June 30, 2024, respectively, compared to $5,704,000 and $10,451,000 for the same periods in 2023, respectively. The decrease during the three months ended June 30, 2024 compared to the same period in 2023 was primarily the result of increased interest income earned. The increase during the six months ended June 30, 2024 compared to the same period in 2023 was primarily the result of the increase in the outstanding principal amount of our debt obligations.

Investment (Loss) Gain from Eton

During the three and six months ended June 30, 2024, we recorded a loss of $(1,923,000) and $(3,171,000), respectively, related to the change in fair market value of Eton’s common stock at the time of its sale, including trading expenses and commissions of approximately $436,000, compared to a loss of $(714,000) and gain of $1,328,000, respectively, during the same periods in 2023.

Loss on Extinguishment of Debt

During the six months ended June 30, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the early payoff of a loan.

Other Income, Net

During the three and six months ended June 30, 2024, we recorded other income of $46,000 and $72,000, respectively, related to a sublease of lab and office space in Nashville. During the three and six months ended June 30, 2023, we recorded other expense, net of $178,000 and $149,000, respectively, related primarily to transition services and write-off of inventories associated with the divestment of our non-ophthalmology business.

Tax (Expense)/Benefit

During the three and six months ended June 30, 2024, we recorded income tax expense of $(655,000) and tax benefit of $15,000 and $303,000, during the same periods in 2023, respectively. The income tax expense in 2024 is primarily related to the timing differences related to the tax deductibility for stock-based compensation, interest expense and loss on our investment in Eton.  We expect the timing differences will result in taxable income for the year ending December 31, 2024.

Liquidity and Capital Resources

Liquidity

Our cash on hand at June 30, 2024 was $70,968,000, compared to $74,085,000 at December 31, 2023.

As of the date of this Quarterly Report, we believe that our cash and cash equivalents will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Surface Ophthalmics, Inc. (“Surface”) and Melt Pharmaceuticals, Inc. (“Melt”) and any of our consolidated subsidiaries. However, we may pursue acquisitions of revenue generating products or drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,374,000)	$(3,648,000)
Investing activities	4,993,000	(132,219,000)
Financing activities	(736,000)	62,351,000
Net change in cash and cash equivalents	(3,117,000)	(73,516,000)
Cash and cash equivalents at beginning of the period	74,085,000	96,270,000
Cash and cash equivalents at end of the period	$70,968,000	$22,754,000

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $(7,374,000) compared to $(3,648,000) during the same period in the prior year. The increase in net cash used in operating activities between the periods was mainly attributed to increase in operating expenses associated with the commercial launch of VEVYE in January 2024, including increased headcount associated with the sales force, recent product acquisition integrations and increased costs of goods sold.

Investing Activities

Net cash provided by (used in) investing activities during the six months ended June 30, 2024 was $4,993,000 compared to $(132,219,000) during the same period in the prior year. Cash used in investing activities in 2023 was primarily related to the acquisition of five branded products completed in January 2023. Cash provided by investing activities in 2024 was primarily related to the sale of our investment position in Eton.

Financing Activities

Net cash (used in) provided by financing activities during the six months ended June 30, 2024 and 2023 was $(736,000) and $62,351,000, respectively. Cash used in financing activities during the six months ended June 30, 2024 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from employees. Cash provided by financing activities during the six months ended June 30, 2023 was primarily related to proceeds received from the sale of notes in our 2023 capital markets transactions and entering into loan arrangements, offset by repayment of the B. Riley senior secured note and payment of payroll taxes upon vesting and exercise of equity instruments in exchange for shares withheld from employees.

Sources of Capital

Our principal sources of cash have consisted of sales of our common stock, debt issuances, sales of our investments, and on an annual basis (e.g. for the year ended December 31, 2023) cash generated from operating activities. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries.

We may acquire new products, product candidates and/or businesses and, as a result, we may need significant additional capital to support our business plan and fund our proposed business operations. We may receive additional proceeds from the exercise of stock options that are currently outstanding. We may also seek additional financing from a variety of sources, including other equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or any other financing transaction. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration or licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies or formulations, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2024, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: August 7, 2024	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer
(Principal Financial and Accounting Officer)

