Form 10-Q
period 2024-09-30
HARROW, INC.
filed 2024-11-14
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-35814

Harrow, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1A Burton Hills Blvd., Suite 200 Nashville, Tennessee	37215
(Address of principal executive offices)	(Zip code)

(615) 733-4730

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on exchange on which registered
Common Stock, $0.001 par value per share	HROW	The Nasdaq Stock Market LLC
8.625% Senior Notes due 2026	HROWL	The Nasdaq Stock Market LLC
11.875% Senior Notes due 2027	HROWM	The Nasdaq Stock Market LLC

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

As of November 12, 2024, there were 35,614,718 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$72,601,000	$74,085,000
Investment in Eton Pharmaceuticals	-	8,681,000
Accounts receivable, net	53,734,000	36,261,000
Inventories	10,156,000	10,867,000
Prepaid expenses and other current assets	10,571,000	9,588,000
Total current assets	147,062,000	139,482,000
Property, plant and equipment, net	3,625,000	3,521,000
Capitalized software costs, net	1,869,000	2,138,000
Operating lease right-of-use assets, net	9,379,000	6,785,000
Intangible assets, net	189,272,000	159,906,000
Goodwill	332,000	332,000
TOTAL ASSETS	$351,539,000	$312,164,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,277,000	$24,581,000
Contingent consideration payable	37,000,000	-
Accrued rebates and copay assistance	24,899,000	18,432,000
Accrued payroll and related liabilities	7,185,000	5,450,000
Deferred revenue and customer deposits	137,000	75,000
Current portion of operating lease obligations	507,000	806,000
Total current liabilities	95,005,000	49,344,000
Operating lease obligations, net of current portion	9,500,000	6,524,000
Accrued expenses, net of current portion	2,713,000	2,713,000
Deferred tax liability	643,000	-
Notes payable, net of unamortized debt discounts	186,057,000	183,172,000
TOTAL LIABILITIES	293,918,000	241,753,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,611,365 and 35,168,260 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	35,000	35,000
Additional paid-in capital	216,103,000	204,635,000
Accumulated deficit	(158,162,000)	(133,904,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	57,976,000	70,766,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	57,621,000	70,411,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,539,000	$312,164,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$49,019,000	$31,809,000	$132,398,000	$81,804,000
Other revenues	238,000	2,456,000	385,000	12,034,000
Total revenues	49,257,000	34,265,000	132,783,000	93,838,000
Cost of sales	(12,018,000)	(10,067,000)	(35,110,000)	(28,338,000)
Gross profit	37,239,000	24,198,000	97,673,000	65,500,000
Operating expenses:
Selling, general and administrative	33,645,000	21,033,000	94,275,000	56,878,000
Research and development	2,273,000	1,421,000	7,475,000	3,316,000
Total operating expenses	35,918,000	22,454,000	101,750,000	60,194,000
Income (loss) from operations	1,321,000	1,744,000	(4,077,000)	5,306,000
Other (expense) income:
Interest expense, net	(5,525,000)	(5,749,000)	(16,411,000)	(16,200,000)
Investment (loss) gain from Eton Pharmaceuticals	-	1,348,000	(3,171,000)	2,676,000
Loss on extinguishment of debt	-	-	-	(5,465,000)
Other income (expenses), net	4,000	(195,000)	76,000	(344,000)
Total other expense, net	(5,521,000)	(4,596,000)	(19,506,000)	(19,333,000)
Loss before income taxes	(4,200,000)	(2,852,000)	(23,583,000)	(14,027,000)
Provision for income taxes	(20,000)	(1,539,000)	(675,000)	(1,236,000)
Net loss	$(4,220,000)	$(4,391,000)	$(24,258,000)	$(15,263,000)
Basic and diluted net loss per share of common stock	$(0.12)	$(0.13)	$(0.68)	$(0.48)
Weighted average number of shares of common stock outstanding, basic and diluted	35,702,200	34,255,197	35,597,409	31,689,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended September 30, 2024 and 2023

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2022	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	219,246	-	270,000	-	270,000	-	270,000
Vesting of RSUs and PSUs	1,810,673	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(711,152)	(1,000)	(12,970,000)	-	(12,971,000)	-	(12,971,000)
Stock-based compensation expense	-	-	11,521,000	-	11,521,000	-	11,521,000
Net loss	-	-	-	(15,263,000)	(15,263,000)	-	(15,263,000)
Balance at September 30, 2023	35,117,621	$35,000	$200,478,000	$(124,756,000)	$75,757,000	$(355,000)	$75,402,000

Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	248,175	-	1,005,000	-	1,005,000	-	1,005,000
Vesting of RSUs	332,517	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(137,587)	-	(2,362,000)	-	(2,362,000)	-	(2,362,000)
Stock-based compensation expense	-	-	12,825,000	-	12,825,000	-	12,825,000
Net loss	-	-	-	(24,258,000)	(24,258,000)	-	(24,258,000)
Balance at September 30, 2024	35,611,365	$35,000	$216,103,000	$(158,162,000)	$57,976,000	$(355,000)	$57,621,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2023	30,276,938	$30,000	$142,742,000	$(120,365,000)	$22,407,000	$(355,000)	$22,052,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of employee stock-based options	2,430	-	18,000	-	18,000	-	18,000
Vesting of PSUs	1,567,913	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(616,984)	(1,000)	(11,272,000)	-	(11,273,000)	-	(11,273,000)
Stock-based compensation expense	-	-	4,476,000	-	4,476,000	-	4,476,000
Net loss	-	-	-	(4,391,000)	(4,391,000)	-	(4,391,000)
Balance at September 30, 2023	35,117,621	$35,000	$200,478,000	$(124,756,000)	$75,757,000	$(355,000)	$75,402,000

Balance at June 30, 2024	35,479,492	$35,000	$212,439,000	$(153,942,000)	$58,532,000	$(355,000)	$58,177,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	160,980	-	484,000	-	484,000		484,000
Shares withheld related to net share settlement of equity awards	(29,107)	-	(1,205,000)	-	(1,205,000)	-	(1,205,000)
Stock-based compensation expense	-	-	4,385,000	-	4,385,000	-	4,385,000
Net loss	-	-	-	(4,220,000)	(4,220,000)	-	(4,220,000)
Balance at September 30, 2024	35,611,365	$35,000	$216,103,000	$(158,162,000)	$57,976,000	$(355,000)	$57,621,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,258,000)	$(15,263,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	1,382,000	1,095,000
Amortization of intangible assets	7,708,000	7,634,000
Amortization of operating lease right-of-use assets	636,000	541,000
(Recovery of) provision for credit losses	(20,000)	68,000
Amortization of debt issuance costs and debt discount	2,985,000	2,568,000
Investment loss (gain) from investment in Eton	3,171,000	(2,676,000)
Loss on extinguishment of debt	-	5,465,000
Loss on disposal of intangible assets	-	22,000
Stock-based compensation	12,825,000	11,521,000
Deferred income tax	643,000	-
Changes in assets and liabilities:
Accounts receivable	(17,453,000)	(12,287,000)
Inventories	711,000	(2,383,000)
Prepaid expenses and other current assets	(983,000)	(4,079,000)
Accounts payable, accrued expenses, accrued rebates and copay assistance	6,433,000	1,584,000
Accrued payroll and related liabilities	1,735,000	1,294,000
Deferred revenue and customer deposits	62,000	40,000
NET CASH USED IN OPERATING ACTIVITIES	(4,423,000)	(4,856,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of investment in Eton Pharmaceuticals	5,510,000	-
Investment in patent and trademark assets	(74,000)	-
Purchase of product NDAs and related patents	-	(151,084,000)
Purchases of property, plant and equipment	(1,040,000)	(1,266,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,396,000	(152,350,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 11.875% notes payable, net of costs	-	4,961,000
Proceeds from Oaktree Loan, net of costs	-	73,552,000
Payment of debt issuance costs	(100,000)	-
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(2,362,000)	(12,971,000)
Proceeds from exercise of stock options	1,005,000	355,000
Proceeds from B. Riley senior secured note, net of costs	-	55,879,000
Repayment of B. Riley senior secured note	-	(59,750,000)
Proceeds from public offering of common stock, net of costs	-	64,520,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,457,000)	126,546,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,484,000)	(30,660,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,085,000	96,270,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,601,000	$65,610,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$15,553,000	$12,279,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred financing costs	$-	$1,950,000
Accrual of exit fee related to Oaktree Loan	$-	$2,713,000
Insurance premium financed	$-	$1,321,000
Purchase of product NDAs associated with contingent consideration payable	$37,000,000	$-
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$177,000	$11,000
Right-of-use assets obtained in exchange for new operating lease obligations	$3,230,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three and nine months ended September 30, 2024 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Segments

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented as operating segments. During the period ended September 30, 2024, the Company identified two operating segments as reportable segments. See Note 15 for more information regarding the Company’s reportable segments.

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

The accounts receivable balance on the Company’s condensed consolidated balance sheet as of September 30, 2024 was $53,734,000, net of $281,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2024:

Balance at January 1, 2024	$371,000
Change in expected credit losses	(20,000)
Write-offs, net of recoveries	(70,000)
Balance at September 30, 2024	$281,000

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

At December 31, 2023, the Company measured its investment in Eton Pharmaceuticals, Inc. (“Eton”) on a recurring basis. The Company’s investment in Eton was classified as a Level 1 as the fair value was determined using quoted market prices in active markets for the same securities. As of December 31, 2023, the fair market value of the Company’s investment in Eton was $8,681,000. In April 2024, the Company sold all of its shares of common stock it held of Eton in a block trade at a gross price of $3.00 per share. After deducting trading expenses and commissions of approximately $436,000, the Company received net proceeds of $5,510,000 and recorded a loss of $3,171,000 related to the sale of its investment in Eton.

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

The following table presents the estimated fair values and the carrying values:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$73,804,000	$76,830,000	$73,218,000	$70,260,000
2027 Notes	$37,950,000	$43,084,000	$37,413,000	$40,363,000
Oaktree Loan	$74,303,000	$78,663,000	$72,541,000	$76,627,000

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, contingent consideration payable, deferred revenue and customer deposits and operating lease liabilities. The carrying amount of these financial instruments, except for operating lease liabilities, approximates fair value due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the operating lease liabilities approximate their respective fair values.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), and market-based vesting performance stock units (“PSUs”), outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, and unvested PSUs were 4,411,488 and 4,588,982 at September 30, 2024 and 2023, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director ceases providing services. The number of shares underlying vested RSUs at September 30, 2024 and 2023 was 195,696 and 244,352, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator – net loss	$(4,220,000)	$(4,391,000)	$(24,258,000)	$(15,263,000)
Denominator – weighted average number of shares outstanding, basic and diluted	35,702,200	34,255,197	35,597,409	31,689,947
Net loss per share, basic and diluted	$(0.12)	$(0.13)	$(0.68)	$(0.48)

Income Taxes

The Company’s effective tax rate was (2.95)% and (8.81)% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended, Section 162(m) excess officer compensation limitation, share-based compensation and the change in valuation allowance. In the current period ended September 30, 2024, the Company met the exception to using the estimated annual effective tax rate. The current period income tax expense reflects year-to-date income tax expense. The prior year third quarter income tax expense was recorded using the estimated annual effective tax rate.

As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock and 2,334,256 shares of preferred stock of Melt (representing in aggregate approximately 46% of Melt’s equity interests as of September 30, 2024). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt. Therefore, the Company uses the equity method of accounting for the Melt investment. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated.

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

The following table summarizes the Company’s investments in Melt as of September 30, 2024:

	Cost	Share of Equity Method	Net Carrying
	Basis	Losses	Value
Common stock	$5,810,000	$(5,810,000)	$-
Preferred stock	18,397,000	(18,397,000)	-
	$24,207,000	$(24,207,000)	$-

See Note 4 for more information and related party disclosure regarding Melt.

Accounting Guidance Issued but Not Adopted at September 30, 2024

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of topics in the codification by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the codification and will not become effective. Early adoption of this ASU is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the disclosures or presentation on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to improve the disclosures by a public business entity about the types of expenses in commonly presented expense captions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

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

Product Revenues

The Company sells prescription medications directly through its pharmacy, outsourcing facility and 3PL partner. Revenue from the Company’s pharmacy services include: (i) the portion of the price the client pays directly to the Company, net of any volume-related or other discounts paid back to the client, (ii) the price paid to the Company by individuals, and (iii) customer copayments made directly to the pharmacy network. Sales taxes are not included in revenue. Following the core principles of ASC 606, the Company has identified the following:

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

Intellectual Property License and Related Arrangements Revenues

As of September 30, 2024, the Company held five intellectual property licenses and related arrangements pursuant to which the Company has agreed to license or sell to a customer the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

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

Revenue disaggregated by revenue source consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales, net	$49,019,000	$31,809,000	$132,398,000	$81,804,000
Other revenues	238,000	2,456,000	385,000	12,034,000
Total revenues	$49,257,000	$34,265,000	$132,783,000	$93,838,000

Deferred revenue and customer deposits at September 30, 2024 and December 31, 2023 were $137,000 and $75,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2023 were recognized as revenue during the nine months ended September 30, 2024.

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

In February 2019, the Company entered into a Management Services Agreement (the “Melt MSA”), whereby the Company provided to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt was required to pay the Company a monthly amount of $10,000. The Melt MSA was terminated effective July 1, 2023. During the three and nine months ended September 30, 2024, the Company did not record any reimbursable expenses and amounts payable by Melt pursuant to the Melt MSA. During the three and nine months ended September 30, 2023, the Company recorded $0 and $89,000 due from Melt for reimbursable expenses and amounts payable by Melt pursuant to the Melt MSA, which amounts are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of both September 30, 2024 and December 31, 2023, the Company was due $228,000 from Melt for reimbursable expenses and amounts payable under the Melt MSA.

In March 2024, Melt completed its Series B Preferred Stock financing which raised gross proceeds of approximately $23,900,000.

The Company’s Chief Executive Officer, Mark L. Baum, is a member of the Melt board of directors. The Melt board of directors consists of five members, including Mr. Baum. Mr. Baum is the only representative of the Company on Melt’s board of directors.

The unaudited condensed results of operations information of Melt is summarized below:

	For the Nine Months Ended September 30,
	2024	2023
Revenues, net	$-	$-
Loss from operations	$(11,334,000)	$(3,663,000)
Net loss	$(10,942,000)	$(5,407,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	At September 30,	At December 31,
	2024	2023
Current assets	$7,366,000	$13,404,000
Total assets	$7,366,000	$13,404,000

Total liabilities	$5,242,000	$3,922,000
Total stockholders’ equity	2,124,000	9,482,000
Total liabilities and stockholders’ equity	$7,366,000	$13,404,000

NOTE 5. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories was as follows:

	At September 30, 2024	At December 31, 2023
Raw materials	$5,306,000	$5,477,000
Work in progress	176,000	54,000
Finished goods	4,674,000	5,336,000
Total inventories	$10,156,000	$10,867,000

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	At September 30, 2024	At December 31, 2023
Prepaid insurance	$1,639,000	$1,241,000
Prepaid computer software licenses and related expenses	619,000	1,613,000
Prefunded co-pay assistance	4,514,000	-
Other prepaid expenses	1,749,000	906,000
Receivable due from Melt	228,000	228,000
Prepaid FY 2024 Prescription Drug User (“PDUFA”) fees	-	3,438,000
Deferred Oaktree Loan commitment fee	372,000	409,000
Deposits and other current assets	1,450,000	1,753,000
Total prepaid expenses and other current assets	$10,571,000	$9,588,000

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	At September 30, 2024	At December 31, 2023
Property, plant and equipment:
Computer hardware	$1,477,000	$1,322,000
Furniture and equipment	965,000	936,000
Lab and pharmacy equipment	5,304,000	4,564,000
Leasehold improvements	6,899,000	6,771,000
	14,645,000	13,593,000
Accumulated depreciation	(11,020,000)	(10,072,000)
	$3,625,000	$3,521,000

For the three and nine months ended September 30, 2024, depreciation related to property, plant and equipment was $351,000 and $948,000, respectively, compared to $290,000 and $743,000 during the same periods in 2023, respectively.

NOTE 8. CAPITALIZED SOFTWARE COSTS

Capitalized software costs consisted of the following:

	At September 30, 2024	At December 31, 2023
Capitalized software costs:
Capitalized internal-use software development costs	$3,366,000	$2,780,000
Acquired third-party software license for internal-use	205,000	159,000
Total gross capitalized software for internal-use	3,571,000	2,939,000
Accumulated amortization	(1,702,000)	(1,268,000)
Capitalized internal-use software in process	-	467,000
	$1,869,000	$2,138,000

The Company recorded amortization expense of $146,000 and $434,000 related to capitalized software costs during the three and nine months ended September 30, 2024, respectively, and $115,000 and $352,000 during the same periods in 2023, respectively.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2024 consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Net Carrying Value
Patents	7-19	$610,000	$(207,000)	$403,000
Licenses	7-20	50,000	(36,000)	14,000
Trademarks	Indefinite	226,000	-	226,000
Acquired NDAs	4-15	207,398,000	(18,899,000)	188,499,000
Customer relationships	3-15	596,000	(539,000)	57,000
Trade name	5	75,000	(7,000)	68,000
Non-competition clause	3-4	50,000	(50,000)	-
State pharmacy licenses	25	8,000	(3,000)	5,000
		$209,013,000	$(19,741,000)	$189,272,000

Amortization expense for intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Patents	$19,000	$22,000	$47,000	$65,000
Licenses	34,000	2,000	34,000	7,000
Acquired NDAs	2,547,000	2,551,000	7,606,000	7,526,000
Customer relationships	3,000	9,000	19,000	36,000
Trade name	1,000	-	1,000	-
State pharmacy licenses	1,000	-	1,000	-
	$2,605,000	$2,584,000	$7,708,000	$7,634,000

Estimated future amortization expenses for the Company’s intangible assets at September 30, 2024 was as follows:

Remainder of 2024	$4,025,000
2025	16,630,000
2026	16,630,000
2027	16,281,000
2028	15,933,000
Thereafter	119,547,000
$189,046,000

In connection with an asset purchase agreement between Novartis and the Company, the Company is required to make a milestone payment following the release of the first commercially available batch of TRIESENCE . During the three months ended September 30, 2024, the Company determined that it was probable the first commercial batch would be released and, as such, recognized the $37,000,000 milestone payment as an increase in the amount of intangible assets for Acquired NDAs.

There were no changes to the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2024 and 2023.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	At September 30,	At December 31,
	2024	2023
Accounts payable	$23,202,000	$21,424,000
Accrued insurance premium	21,000	873,000
Other accrued payments	106,000	306,000
Accrued interest (see Note 11)	1,948,000	1,978,000
Accrued exit fee for Oaktree Loan (see Note 11)	2,713,000	2,713,000
Total accounts payable and accrued expenses	$27,990,000	$27,294,000
Less: current portion	(25,277,000)	(24,581,000)
Non-current total accrued expenses	$2,713,000	$2,713,000

NOTE 11. DEBT

Oaktree Loan Due 2026

In March 2023, the Company entered into a Credit Agreement and Guaranty, (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (“Oaktree”), providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000. In July 2023, the Company drew an additional principal amount of $12,500,000 and entered into the First Amendment to the Oaktree Loan (the “First Amendment”). Under the First Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) was to be made available to the Company upon the commercialization of TRIESENCE. Since Tranche B was not drawn by the Company on or before March 27, 2024, the amount available under Tranche B decreased to $30,000,000. While undrawn, the Company is required to pay a commitment fee related to the Tranche B amount equal to 2% per annum, payable quarterly. This fee is recorded within prepaid expenses and other current assets and is being amortized on a straight-line basis over the access period.

Interest expense related to the Oaktree Loan totaled $3,026,000 and $8,923,000 for the three and nine months ended September 30, 2024, respectively, and included the amortization of debt issuance costs and discount of $656,000 and $1,861,000, respectively. Interest expense related to the Oaktree Loan totaled $2,995,000 and $5,660,000 for the three and nine months ended September 30, 2023, respectively, and included the amortization of debt issuance costs and discount of $567,000 and $1,093,000, respectively.

The Oaktree Loan carries an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. As of September 30, 2024 and December 31, 2023, the Company had recorded in accrued expenses the total exit fee liability of $2,713,000 and $2,713,000, respectively.

HROWM – 11.875% Senior Notes Due 2027

In December 2022 and January 2023, the Company closed offerings of $40,250,000 aggregate principal amount of 11.875% senior notes due December 2027 (the “2027 Notes”). Interest expense related to the 2027 Notes totaled $1,376,000 and $4,121,000 for the three and nine months ended September 30, 2024, respectively, and included amortization of debt issuance costs and debt discount of $181,000 and $537,000, respectively. Interest expense related to the 2027 Notes totaled $1,375,000 and $4,141,000 for the three and nine months ended September 30, 2023, respectively, and included amortization of debt issuance costs and debt discount of $180,000 and $556,000, respectively.

HROWL – 8.625% Senior Notes Due 2026

In April and September 2021, the Company closed offerings (including an over-allotment exercise in May 2021) of $75,000,000 aggregate principal amount of 8.625% senior notes due April 2026 (the “2026 Notes”). Interest expense related to the 2026 Notes totaled $1,814,000 and $5,438,000 for the three and nine months ended September 30, 2024, respectively, and included amortization of debt issuance costs and debt discount of $197,000 and $587,000, respectively. Interest expense related to the 2026 Notes totaled $1,814,000 and $5,436,000 for the three and nine months ended September 30, 2023, respectively, and included amortization of debt issuance costs and debt discount of $197,000 and $585,000, respectively.

A summary of the Company’s debt is described as follows:

	At September 30,	At December 31,
	2024	2023
8.625% Senior Notes due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	40,250,000
Oaktree Loan due January 2026	77,500,000	77,500,000
	192,750,000	192,750,000
Less: Unamortized debt issuance costs, net of premium	(6,693,000)	(9,578,000)
	$186,057,000	$183,172,000

For the three and nine months ended September 30, 2024, the total effective interest rate of the Company’s debt was 11.03% and 11.17%, respectively, and 10.78% and 10.91% for the same periods in 2023, respectively.

At September 30, 2024, future minimum payments under the Company’s debt were as follows:

Amount
Remainder of 2024	$5,166,000
2025	20,560,000
2026	159,895,000
2027	45,030,000
Total minimum payments	230,651,000
Less: amount representing interest payments	(37,901,000)
Notes payable, gross principal amount due	192,750,000
Less: unamortized debt issuance costs, net of premium	(6,693,000)
Notes payable, net of unamortized debt issuance costs	$186,057,000

NOTE 12. LEASES

The Company leases office and laboratory space under non-cancellable operating leases listed below. These lease agreements have remaining terms between one to seven years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,789 square feet of office space in Carlsbad, California, which commenced in January 2022 and will expire in March 2025.

●	An operating lease for 38,153 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This includes an amendment, which was made effective July 2020, that extended the term of the original lease and added 1,400 of additional square footage to the lease, another amendment entered into in May 2021 that extended the term of the lease to July 2027 and added 8,900 square feet of space, and another amendment entered into in January 2024 that added 2,861 square feet of space.

●	An operating lease for 5,500 square feet of office space in Nashville, Tennessee, which commenced in January 2020 and will expire in December 2024, with an option to extend the term for two additional five-year periods. The Company does not intend to exercise its option to extend the term of this lease.

●	An operating lease for 11,552 square feet of lab and office space in Nashville, Tennessee, which commenced in September 2022 and will expire in September 2027.

●	In March 2024, the Company entered into an operating lease for 17,625 square feet of office space in Nashville, Tennessee that commenced in August 2024 and has a seven-year term with an option to extend the term for two additional five-year periods. This office space serves as the Company’s new corporate headquarters. Commensurate with the commencement date of the lease, the Company recognized an operating right of use asset and liability of $2,853,000.

At September 30, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 7.85% and 10.4years, respectively.

During the three and nine months ended September 30, 2024, cash paid for amounts included for the operating lease liabilities was $327,000 and $972,000, respectively, and $310,000 and $921,000 for the same periods in 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded operating lease expense of $414,000 and $1,053,000, respectively, and $309,000 and $926,000 for the same periods in 2023, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of September 30, 2024 were as follows:

Operating Leases
Remainder of 2024	$329,000
2025	1,386,000
2026	1,767,000
2027	1,641,000
2028	1,342,000
Thereafter	7,971,000
Total minimum lease payments	14,436,000
Less: amount representing interest payments	(4,429,000)
Total operating lease obligations	10,007,000
Less: current portion, operating lease obligations	(507,000)
Operating lease obligations, net of current portion	$9,500,000

NOTE 13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the nine months ended September 30, 2024, the Company issued 141,628 shares of common stock and received proceeds of $1,005,000 upon the exercise of options to purchase 141,628 shares of common stock with exercise prices ranging from $1.70 to $25.86 per share.

During the nine months ended September 30, 2024, the Company issued 32,580 shares of common stock upon the cashless exercise of options to purchase 39,237 shares with exercise prices ranging from $1.70 to $8.00 per share.

During the nine months ended September 30, 2024, the Company issued 44,860 shares of common stock upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $7.37. The Company withheld 29,107 shares of common stock for payroll tax withholdings totaling $1,205,000.

During the nine months ended September 30, 2024, 45,000 RSUs granted in February 2021 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and 26,520 shares of the Company’s common stock were issued to Mr. Boll, net of 18,480 shares of common stock withheld for payroll tax withholdings totaling $197,000.

During the nine months ended September 30, 2024, 150,000 RSUs granted in February 2021 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and 90,164 shares of the Company’s common stock were issued to Mr. Baum, net of 59,836 shares of common stock withheld for payroll tax withholdings totaling $638,000.

During the nine months ended September 30, 2024, 30,000 RSUs granted in February 2021 to John Saharek, the Company’s Chief Commercial Officer, vested, and 17,384 shares of the Company’s common stock were issued to Mr. Saharek, net of 12,616 shares of common stock withheld for payroll tax withholdings totaling $135,000.

During the nine months ended September 30, 2024, 50,000 RSUs granted in February 2021 to various other employees, vested, and 32,452 shares of the Company’s common stock were issued, net of 17,548 shares of common stock withheld for payroll tax withholdings totaling $187,000.

During the nine months ended September 30, 2024, the Company issued 57,517 shares of its common stock underlying RSUs held by directors that ceased providing services to the Company. The RSUs had previously vested, including 3,872 RSUs that vested during the nine months ended September 30, 2024, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

During the nine months ended September 30, 2024, 34,008 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable directors cease providing services to the Company.

During the nine months ended September 30, 2024, 3,667 shares of the Company’s common stock underlying RSUs issued to consultants vested, but the issuance and delivery of these shares has not occurred.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of September 30, 2024, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, RSUs and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 53,344 shares available for future issuances under the 2017 Plan at September 30, 2024.

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2024	2,711,317	$6.25
Options granted	140,000	$14.72
Options exercised	(270,865)	$7.12
Options cancelled/forfeited	(100,063)	$13.56
Options outstanding – September 30, 2024	2,480,389	$6.33	3.44	$95,807,000
Options exercisable	2,218,148	$5.50	2.80	$87,536,000
Options vested and expected to vest	2,444,924	$6.21	3.36	$94,733,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on September 30, 2024, based on the closing price of the Company’s common stock of $44.96 on that date.

During the nine months ended September 30, 2024, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the nine months ended September 30, 2024 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2024
Weighted-average fair value of options granted	$9.64
Expected terms (in years)	6.11
Expected volatility	67.78 - 72.95%
Risk-free interest rate	3.72 - 4.48%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.70	31,942	2.96	$1.68	31,942	$1.68
$1.73	250,000	3.25	$1.73	250,000	$1.73
$2.23	270,000	2.34	$2.23	270,000	$2.23
$2.40 - $2.60	14,068	2.33	$2.57	14,068	$2.57
$3.95	308,500	1.50	$3.95	308,500	$3.95
$4.49 - $5.72	92,300	4.86	$5.53	92,300	$5.53
$6.30	285,000	4.39	$6.30	285,000	$6.30
$6.75 - $7.26	46,036	7.76	$6.85	18,162	$6.77
$7.30	274,500	5.26	$7.30	274,500	$7.30
$7.60 - $39.63	908,043	3.31	$9.63	673,676	$8.04
$1.47 - $39.63	2,480,389	3.44	$6.33	2,218,148	$5.50

As of September 30, 2024, there was approximately $2,071,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans which is expected to be recognized over the weighted-average remaining vesting period of 2.83 years. The stock-based compensation for all stock options was $160,000 and $416,000 during the three and nine months ended September 30, 2024, respectively, and $154,000 and $617,000 during the same periods in 2023, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2024 was $6,651,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based and performance-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2024	363,029	$9.23
RSUs granted	319,081	23.93
RSUs vested	(312,674)	9.84
RSUs cancelled/forfeited	(6,250)	8.10
RSUs unvested - September 30, 2024	363,186	$21.63

As of September 30, 2024, the total unrecognized compensation expense related to unvested RSUs was approximately $7,324,000, which is expected to be recognized over a weighted-average period of 2 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2024 was $587,000 and $1,494,000, respectively, and was $374,000 and $789,000 during the same periods in 2023, respectively.

Performance Stock Units (Market-Based Vesting)

A summary of the Company’s PSU activity and related information for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2024	1,567,913	$18.56
PSUs granted	-
PSUs vested	-
PSUs cancelled/forfeited	-
PSUs unvested – September 30, 2024	1,567,913	$18.56

As of September 30, 2024, the total unrecognized compensation expense related to unvested PSUs was approximately $7,277,000, which is expected to be recognized over a weighted-average period of 0.51 years, based on estimated and actual vesting schedules of the applicable PSUs. The stock-based compensation for PSUs during the three and nine months ended September 30, 2024 was $3,638,000 and $10,915,000, respectively, and $3,948,000 and $10,115,000 during the same periods in 2023, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Employees - selling, general and administrative	$3,728,000	$3,784,000	$10,832,000	$9,719,000
Employees - research and development	422,000	475,000	1,300,000	1,224,000
Directors - selling, general and administrative	199,000	200,000	601,000	528,000
Consultants - selling, general and administrative	36,000	17,000	92,000	50,000
Total	$4,385,000	$4,476,000	$12,825,000	$11,521,000

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

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint has been amended and OSRX added counterclaims alleging ImprimisRx, LLC is violating the Lanham Act with false advertising. The Court granted cross motions for summary judgement on each party’s Lanham Act claims thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement and unfair competition claims for trial. ImprimisRx, LLC is seeking damages from OSRX. The trial associated with this matter began during the month of November 2024 and is ongoing as of the date of this Quarterly Report.

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. During the three and nine months ended September 30, 2024, $730,000 and $2,040,000, respectively, were incurred under these agreements as royalty expenses, and $220,000 and $705,000, respectively, during the same periods in 2023. During the three and nine months ended September 30, 2024, $0 was incurred under these agreements related to upfront and milestone payments under these agreements. During the three and nine months ended September 30, 2023, the Company amended the Sintetica Agreement to allow for early payment of previously accrued amounts for commercial related milestones associated with sales of IHEEZO in exchange for a $550,000 reduction in the milestone amounts due, and as a result of this amendment, the Company reduced the intangible asset value associated with IHEEZO by $550,000 and paid the remaining commercial milestone amount of $4,450,000. As of September 30, 2024, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the three and nine months ended September 30, 2024. At the time contingent consideration payable becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of the total purchase price.

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

In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of a milestone, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and nine months ended September 30, 2024, $453,000 and $949,000, respectively, were incurred under these agreements as royalty expenses and $300,000 and $951,000, respectively, during the same periods in 2023.

Sales and Marketing Agreements

The Company has entered various sales and marketing agreements with certain organizations to provide exclusive and non-exclusive sales and marketing representation services to Harrow in select geographies in the U.S. in connection with the Company’s ophthalmic pharmaceutical compounded formulations or related products.

Under the terms of the sales and marketing agreements, the Company was generally required to make commission payments equal to 10% to 14% of net sales for products above and beyond the initial existing sales amounts. In addition, the Company was required to make periodic milestone payments to certain organizations in shares of the Company’s restricted common stock if net sales in the assigned territory reach certain future levels by the end of their terms. Commission expenses of $0 and $130,000 were incurred under these agreements for commission expenses during the three and nine months ended September 30, 2023, respectively.

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

NOTE 15. SEGMENTS AND CONCENTRATIONS

Prior to the three months ended September 30, 2024, the Company operated its business on the basis of a single reportable segment due to the lack of discrete, precise financial information available to the chief operating decision maker (“CODM”). The CODM does not review segment assets when assessing segment performance and deciding how to allocate resources. During the three months ended September 30, 2024, refinements were made to the financial reporting information and the Company began reporting on two reportable segments which were generally determined based on the decision-making structure of the Company and the grouping of similar products and services: Branded and ImprimisRx.

●	The Branded segment includes activities of our FDA approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.

●	The ImprimisRx segment represents activities in our ophthalmology-focused pharmaceutical compounding business.

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), board of directors and principal executive officers and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended September 30, 2024
	Branded	ImprimisRx	Consolidated
Product sales, net	$28,314,000	$20,705,000	$49,019,000
Other revenues	238,000	-	238,000
Total revenues	28,552,000	20,705,000	49,257,000
Cost of sales	(5,169,000)	(6,849,000)	(12,018,000)
Gross profit	23,383,000	13,856,000	37,239,000
Operating expenses:
Selling, general and administrative	14,038,000	5,427,000	19,465,000
Research and development	212,000	84,000	296,000
Segment contribution	$9,133,000	$8,345,000	17,478,000
Corporate			14,180,000
Research and development			1,977,000
Income from operations			$1,321,000

	Three Months Ended September 30, 2023
	Branded	ImprimisRx	Consolidated
Product sales, net	$12,040,000	$19,769,000	$31,809,000
Other revenues	2,456,000	-	2,456,000
Total revenues	14,496,000	19,769,000	34,265,000
Cost of sales	(3,335,000)	(6,732,000)	(10,067,000)
Gross profit	11,161,000	13,037,000	24,198,000
Operating expenses:
Selling, general and administrative	1,930,000	7,703,000	9,633,000
Research and development	37,000	159,000	196,000
Segment contribution	$9,194,000	$5,175,000	14,369,000
Corporate			11,400,000
Research and development			1,225,000
Income from operations			$1,744,000

	Nine Months Ended September 30, 2024
	Branded	ImprimisRx	Consolidated
Product sales, net	$69,395,000	$63,003,000	$132,398,000
Other revenues	385,000	-	385,000
Total revenues	69,780,000	63,003,000	132,783,000
Cost of sales	(14,406,000)	(20,704,000)	(35,110,000)
Gross profit	55,374,000	42,299,000	97,673,000
Operating expenses:
Selling, general and administrative	36,034,000	17,364,000	53,398,000
Research and development	321,000	261,000	582,000
Segment contribution	$19,019,000	$24,674,000	43,693,000
Corporate			40,877,000
Research and development			6,893,000
Loss from operations			$(4,077,000)

	Nine Months Ended September 30, 2023
	Branded	ImprimisRx	Consolidated
Product sales, net	$21,829,000	$59,975,000	$81,804,000
Other revenues	12,034,000	-	12,034,000
Total revenues	33,863,000	59,975,000	93,838,000
Cost of sales	(8,396,000)	(19,942,000)	(28,338,000)
Gross profit	25,467,000	40,033,000	65,500,000
Operating expenses:
Selling, general and administrative	4,797,000	23,334,000	28,131,000
Research and development	37,000	560,000	597,000
Segment contribution	$20,633,000	$16,139,000	36,772,000
Corporate			28,747,000
Research and development			2,719,000
Income from operations			$5,306,000

All revenue is attributable to the United States. All long-lived assets at September 30, 2024 and December 31, 2023 were located in the United States.

Revenues by segment are further described as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
IHEEZO	$12,882,000	26%	$5,927,000	17%	$26,498,000	20%	$10,073,000	11%
VEVYE	5,186,000	11%	-	-%	12,099,000	9%	-	-%
Other products (Anterior Segment)	10,256,000	21%	6,605,000	19%	30,808,000	23%	13,205,000	14%
Other revenue, net	228,000	0%	1,964,000	6%	375,000	0%	10,585,000	11%
Branded revenue, net	28,552,000	58%	14,496,000	42%	69,780,000	53%	33,863,000	36%
ImprimisRx revenue, net	20,705,000	42%	19,769,000	58%	63,003,000	47%	59,975,000	64%
Total revenues, net	$49,257,000	100%	$34,265,000	100%	$132,783,000	100%	$93,838,000	100%

Other than IHEEZO, VEVYE, and one ImprimisRx product, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to a third-party logistics wholesaler who sells the products to the end-user. There were no customers who comprised more than 10% of ImprimisRx revenues for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, accounts receivable from a single customer accounted for 64% and 80%, respectively, of total consolidated accounts receivable. For the three and nine months ended September 30, 2024, revenues from a single customer accounted for 46% and 42%, respectively, of total consolidated revenues. For the three and nine months ended September 30, 2023, revenues from a single customer accounted for 35% and 23%, respectively, of total consolidated revenues.

The Company receives its active pharmaceutical ingredients from three main suppliers. These suppliers collectively accounted for 50% and 51% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2024, respectively, and 96% and 79% during the same periods in 2023, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2024 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In October 2024, the Company entered into the Second Amendment to Credit Agreement and Guaranty with Oaktree (“Second Amendment”). Upon satisfaction of certain conditions to funding, the Company drew down the principal amount of $30,000,000 (the “$30,000,000 Draw”) under a pre-existing commitment under the Oaktree Loan to partially fund a one-time milestone payment to Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”). Under its asset purchase agreement with Novartis, the Company made a one-time milestone payment to Novartis equal to $37,000,000 upon the commercial availability of TRIESENCE, which the Company paid in October 2024. In connection with the Second Amendment, the Company incurred approximately $150,000 of costs. In connection with the Second Amendment and following the $30,000,000 Draw, the Company has drawn down a total principal loan amount of $107,500,000 under the Oaktree Loan and no additional principal loan amount remains available to the Company under the Oaktree Loan.

In November 2024, the Company became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. The Company, along with its external cybersecurity experts, is continuing to work diligently to fully investigate and assess the impact of the incident and has notified, and is cooperating with, federal law enforcement. As the investigation of the incident is ongoing, the full scope, nature and impact of the incident are not yet fully known.

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

Cybersecurity Incident

In November 2024, we became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. We detected the incident in a time that management believes minimized any financial, operational or reputational risk to the Company, we believe this early detection will result in an immaterial impact to the Company’s financial results and at no point was our ability to generate revenues disrupted. We, along with our external cybersecurity experts, are continuing to work diligently to fully investigate and assess the impact of the incident and we have notified, and are cooperating with, federal law enforcement. As the investigation of the incident is ongoing, the full scope, nature and impact of the incident are not yet fully known.

TRIESENCE Re-Launch, Oaktree Second Amendment and Draw

In October 2024, we announced the re-launch of TRIESENCE following the successful manufacturing of three process performance qualification batches of the product. In connection with the re-launch, during October 2024 we made a one-time payment of $37,000,000 to Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”) pursuant to terms of an asset purchase agreement between Novartis and the Company. Also, during October 2024, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement and Guaranty originally entered into on March 27, 2023, as amended by that certain First Amendment to Credit Agreement and Guaranty and Consent, dated as of July 18, 2023 (as amended, the “Oaktree Loan”), with the lenders from time to time party thereto and Oaktree Fund Administration, LLC, as administrative agent for the lenders (“Oaktree”). Upon satisfaction of certain conditions to funding, the Company drew down the principal amount of $30,000,000 (the “$30,000,000 Draw”) under a pre-existing commitment under the Oaktree Loan to partially fund the one-time payment to Novartis.

In the Second Amendment, the Company and Oaktree agreed to certain changes to the Oaktree Loan in connection with the Company’s draw under the Oaktree Loan. Pursuant to the amendment, Oaktree agreed to waive any make-whole costs associated with the $30,000,000 Draw in the event of early repayment of the debt under the Oaktree Loan if paid before March 31, 2025. In addition, Oaktree agreed to exclude the $30,000,000 Draw from the calculation of the Total Leverage Ratio as defined in the Oaktree Loan. No other material changes to the Oaktree Loan were provided in the Second Amendment.

Following entry into the Second Amendment and the funding of the Novartis milestone payment, the Company has drawn down a total principal loan amount of $107,500,000 under the Oaktree Loan and no additional principal loan amount remains available to the Company under the Oaktree Loan.

Apotex - Canadian Out-License

In February 2024, we entered into a license and supply agreement with Apotex Inc. (“Apotex”). Under the terms of the agreement, Apotex licensed exclusive rights and marketing authorizations of the following products in the Canadian market from Harrow: VERKAZIA (cyclosporine ophthalmic emulsion) 0.1% and Cationorm PLUS. Apotex was also granted a license for products Apotex will pursue approval for in Canada: VEVYE (cyclosporine ophthalmic solution) 0.1%, IHEEZO (chloroprocaine hydrochloride ophthalmic gel) 3%, and ZERVIATE (cetirizine ophthalmic solution) 0.24% (with VERKAZIA and Cationorm Plus, collectively, the “Apotex Products”). In exchange for these licenses, Harrow will earn amounts related to manufacturing, regulatory and commercial achievement milestones, in addition to royalties on net sales of the Apotex Products.

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

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements. The following presents our revenues:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
IHEEZO	$12,882,000	$5,927,000	$6,955,000	$26,498,000	$10,073,000	$16,425,000
VEVYE	5,186,000	-	5,186,000	12,099,000	-	12,099,000
Other branded products (Anterior Segment)	10,256,000	6,605,000	3,651,000	30,808,000	13,205,000	17,603,000
Other revenues, net	228,000	1,964,000	(1,736,000)	375,000	10,585,000	(10,2109,000)
Branded revenue, net	28,552,000	14,496,000	14,056,000	69,780,000	33,863,000	35,917,000
ImprimisRx revenue, net	20,705,000	19,769,000	936,000	63,003,000	59,975,000	3,028,000
Total revenues, net	$49,257,000	$34,265,000	$14,992,000	$132,783,000	$93,838,000	$38,945,000

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory, amortization of acquired product NDAs, and other related expenses.

Branded

The following presents our Branded cost of sales:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
Cost of sales	$5,169,000	$3,335,000	$1,834,000	$14,406,000	$8,396,000	$6,010,000

The increase in our Branded cost of sales was largely attributable to expenses associated with unit volumes sold.

ImprimisRx

The following presents our ImprimisRx cost of sales:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
Cost of sales	$6,849,000	$6,732,000	$117,000	$20,704,000	$19,942,000	$762,000

The increase in our ImprimisRx cost of sales was largely attributable to expenses associated with unit volumes sold and increased direct and indirect costs associated with production of our products.

Gross Profit and Margin

Branded

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
Gross Profit	$23,383,000	$11,161,000	$12,222,000	$55,374,000	$25,467,000	$29,907,000
Gross Margin	81.9%	77.0%	4.9%	79.4%	75.2%	4.2%

The increase in Branded gross margin between the three and nine months ended September 30, 2024 and 2023 was primarily attributable to an increase in sales reducing the impact of our fixed expenses, such as license amortization.

ImprimisRx

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
Gross Profit	$13,856,000	$13,037,000	$819,000	$42,299,000	$40,033,000	$2,266,000
Gross Margin	66.9%	65.9%	1.0%	67.1%	66.7%	0.4%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
Selling, general and administrative	$33,645,000	$21,033,000	$12,612,000	$94,275,000	$56,878,000	$37,397,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in expenses including regulatory enhancements, costs to support the transition of recent product acquisitions, and an increase in expenses related to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of VEVYE in December 2023. Stock-based compensation expense increased by $1,227,000 during the nine months ended September 30, 2024 compared to the prior year period.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, and other costs related to the clinical development of our assets.

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2024	2023	Variance	2024	2023	Variance
Research and development	$2,273,000	$1,421,000	$852,000	$7,475,000	$3,316,000	$4,159,000

The increase in R&D expenses between periods was primarily attributable to activity related to our expanded branded product portfolio, technical transfer activities associated with the production of certain products related to our product acquisitions that occurred in 2023, product development efforts, product launches, and clinical and medical support.

Interest Expense, Net

Interest expense, net was $5,525,000 and $16,411,000 for the three and nine months ended September 30, 2024, respectively, compared to $5,749,000 and $16,200,000 for the same periods in 2023, respectively. The decrease during the three months ended September 30, 2024 compared to the same period in 2023 was primarily the result of increased interest income earned. The increase during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily the result from the increase in the outstanding principal amount of our debt obligations.

Investment (Loss) Gain from Eton

During the nine months ended September 30, 2024, we recorded a loss of $3,171,000 related to the change in fair market value of Eton’s common stock at the time of its sale, including trading expenses and commissions of approximately $436,000, compared to a gain of $1,348,000 and gain of $2,676,000 during the three and nine months ended September 30, 2023, respectively.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the early payoff of a loan.

Other Income, Net

During the three and nine months ended September 30, 2024, we recorded other income of $4,000 and $76,000, respectively, related to a sublease of lab and office space in Nashville. During the three and nine months ended September 30, 2023, we recorded other expense, net of $195,000 and $344,000, respectively, related primarily to transition services and write-off of inventories associated with the divestment of our non-ophthalmology business.

Liquidity and Capital Resources

Liquidity

Our cash on hand at September 30, 2024 was $72,601,000, compared to $74,085,000 at December 31, 2023.

In October 2024, we made a one-time payment of $37,000,000 upon the achievement of a milestone associated with one of our asset purchase agreements which was funded, in part, from our availability under the delayed draw commitments of our Oaktree debt facility.

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

Net Cash Flow

The following provides detailed information about our net cash flows:

	For the Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,423,000)	$(4,856,000)
Investing activities	4,396,000	(152,350,000)
Financing activities	(1,457,000)	126,546,000
Net change in cash and cash equivalents	(1,484,000)	(30,660,000)
Cash and cash equivalents at beginning of the period	74,085,000	96,270,000
Cash and cash equivalents at end of the period	$72,601,000	$65,610,000

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 was $(4,423,000) compared to $(4,856,000) during the same period in the prior year. The decrease in net cash used in operating activities between the periods was mainly attributed to changes in our working capital balances including accounts receivable, accounts payable, prepaid expenses and inventories.

Investing Activities

Net cash provided by (used in) investing activities during the nine months ended September 30, 2024 was $4,396,000 compared to $(152,350,000) during the same period in the prior year. Cash used in investing activities in 2023 was primarily related to the acquisition of branded products completed in 2023. Cash provided by investing activities in 2024 was primarily related to the sale of our investment in Eton.

Financing Activities

Net cash (used in) provided by financing activities during the nine months ended September 30, 2024 and 2023 was $(1,457,000) and $126,546,000, respectively. Cash used in financing activities during the nine months ended September 30, 2024 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from employees. Cash provided by financing activities during the nine months ended September 30, 2023 was primarily related to proceeds received from the sale of notes and common stock in our 2023 capital markets transactions and entering into loan arrangements, offset by repayment of the B. Riley senior secured note and payment of payroll taxes upon vesting and exercise of equity instruments in exchange for shares withheld from employees.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2024, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report you should consider the risk factors below which have been updated based on recent events as well as the other risk factors and information in our Annual Report on Form 10-K for the year ended December 31, 2023, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Our business and operations could suffer in the event of cybersecurity or other system failures.

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date that has been determined to have had a material impact, if a significant event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. For example, the California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020 and gave California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA-protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. We anticipate that over time we may expand our business outside of the United States. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our proprietary formulations could be delayed, and our pharmacy operations could be disrupted, subject to restriction or forced to terminate their operations, any of which could severely harm our business and prospects.

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

We have experienced attacks against our network, although none that have had a material adverse impact to our business. Recently, in November 2024, we became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. We detected the incident in a time that management believes minimized the financial, operational or reputational risk to the Company, and at no point was our ability to generate revenues disrupted. However, we, along with our external cybersecurity experts, are continuing to work diligently to fully investigate and assess the impact of the incident and have notified, and are cooperating with, federal law enforcement. As the investigation of the incident is ongoing, the full scope, nature and impact of the incident are not yet fully known.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Second Amendment dated October 25, 2024 to the Credit Agreement and Guaranty dated March 27, 2023 between the Company and Oaktree Fund Administration, LLC.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: November 14, 2024	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

