Form 10-K
period 2024-12-31
HARROW, INC.
filed 2025-03-27
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35814

HARROW, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1A Burton Hills Blvd., Suite 200

Nashville, TN 37215

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $678 million, based on the closing price of $20.89 for the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of March 26, 2025, there were 35,654,171 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be held on June 18, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent stated herein.

As used in this Annual Report on Form 10-K (this “Annual Report”), unless indicated or the context requires otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; the ongoing communications with the U.S. Food and Drug Administration relating to compliance and quality plans at our outsourcing facility in New Jersey; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

We have registered trademarks, copyrights and/or pending trademark and copyright applications for a number of proprietary names in the United States of America (“U.S.”), including, but not limited to: VEVYE®, IHEEZO®, ILEVRO®, TRIESENCE®, ImprimisRx®, and LessDrops®. We may choose to pursue trademark protection in other jurisdictions for one or more of these or other marks in the future. All other trademarks, service marks and trade names included or incorporated by reference into this Annual Report, are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. We help U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in North America, all of which are marketed under the Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

Branded Ophthalmic Pharmaceuticals

Over the past few years, we have invested in broadening our product portfolio of Food and Drug Administration (“FDA”)-approved products. Our investments in this regard have led to the pursuit and completion of several announced transactions, all of which are focused on eyecare pharmaceuticals primarily for the U.S. and Canadian markets. We believe that our continued investments in these and other products will result in our ability to provide more physician prescribers and their patients with access to a complete portfolio of affordable eyecare pharmaceuticals to address their clinical needs. We own U.S. commercial rights to the following products that we market and sell:

•	IHEEZO® (chloroprocaine hydrochloride ophthalmic gel) 3% a low-viscosity gel indicated for ocular surface anesthesia.

•	VEVYE® (cyclosporine ophthalmic solution) 0.1%, utilizes a novel water-free vehicle (perfluorobutylpentane) based on semifluorinated alkanes, indicated for the treatment of the signs and symptoms associated with dry eye disease.

•	TRIESENCE® (triamcinolone acetonide injectable suspension) 40 mg/ml, a steroid injection for the treatment of certain ophthalmic diseases and for visualization during vitrectomy.

•	VIGAMOX® (moxifloxacin hydrochloride ophthalmic solution) 0.5%, a fluoroquinolone antibiotic eye drop for the treatment of bacterial conjunctivitis caused by susceptible strains of organisms.

•	ILEVRO® (nepafenac ophthalmic suspension) 0.3%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

•	FLAREX® (fluorometholone acetate ophthalmic suspension) 0.1%, a corticosteroid prepared as a sterile topical ophthalmic suspension indicated for use in the treatment of steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the eye.

•	NATACYN® (natamycin ophthalmic suspension) 5%, a sterile, antifungal drug for the treatment of fungal blepharitis, conjunctivitis, and keratitis caused by susceptible organisms, including Fusarium solani keratitis.

•	TOBRADEX® ST (tobramycin and dexamethasone ophthalmic suspension) 0.3%/0.05%, a topical antibiotic and corticosteroid combination for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

•	ZERVIATE® (cetirizine ophthalmic solution) 0.24%, a histamine-1 (H1) receptor antagonist indicated for treatment of ocular itching associated with allergic conjunctivitis.

•	VERKAZIA® (cyclosporine ophthalmic emulsion) 0.1%, an orphan designated drug that is a calcineurin inhibitor immunosuppressant indicated for the treatment of vernal keratoconjunctivitis.

•	NEVANAC® (nepafenac ophthalmic suspension) 0.1%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

•	FRESHKOTE® Preservative Free (PF) is a lubricant eye drop that does not require a prescription and temporarily relieves burning, itching and other dry eye symptoms.

•	MAXITROL® (neomycin and polymyxin B sulfates and dexamethasone ophthalmic suspension) is an eye drop used to treat steroid-responsive inflammatory ocular conditions where bacterial infection or a risk of bacterial ocular infection exist.

•	MAXIDEX® (dexamethasone ophthalmic suspension) 0.1%, a steroid eye drop for steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe.

•	IOPIDINE® 1% (apraclonidine hydrochloride) 0.5%, an ophthalmic solution in a sterile isotonic solution indicated to control or prevent post-surgical elevations in intraocular pressure that occur in patients after argon laser trabeculoplasty, argon laser iridotomy or Nd:YAG posterior capsulotomy.

•	IOPIDINE® 0.5% (apraclonidine hydrochloride) an ophthalmic solution indicated for short-term adjunctive therapy in patients on maximally tolerated medical therapy who require additional intraocular pressure (or IOP) reduction.

We also own U.S. rights to some discontinued products. In February 2024, we announced that we out-licensed Canadian rights for VERKAZIA, Cationorm® PLUS (a preservative-free formulation for dry eye or allergy relief), VEVYE, ZERVIATE and IHEEZO to Apotex Inc. (“Apotex”). We also own worldwide rights to NATACYN and FRESHKOTE.

 ImprimisRx

ImprimisRx is our ophthalmology-focused pharmaceutical compounding businesses. From its inception in 2014, ImprimisRx, whose business consists of integrated research and development, production, dispensing/distribution, sales, marketing, and customer-service capabilities, has offered ophthalmologist and optometrist customers and their patients access to critical medicines to meet their clinical needs. ImprimisRx is focused on compounded medications to serve needs unmet by commercially available drugs. Our compounded medications include various combinations of drugs formulated into one bottle and numerous preservative-free formulations. Depending on the formulation, the regulations of a specific state, and ultimately the needs of the patient, ImprimisRx products may be dispensed as patient-specific medications from our 503A pharmacy, or for in-office use, made according to current good manufacturing practices (“cGMPs”) or other guidance documents from the FDA, in our FDA-registered New Jersey outsourcing facility. Our current ophthalmology formulary includes over 30 compounded formulations, many of which are patented or patent-pending, that are customizable for the specific needs of a patient. We make our formulations available at prices that are, in most cases, lower than non-customized commercial drugs. ImprimisRx’s customer base has grown to include more than 10,000 U.S. eyecare-dedicated prescribers and institutions.

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

ImprimisRx Compounding Facilities

Pharmaceutical compounding businesses are governed by Sections 503A and 503B of the FDCA. Section 503A of the Federal Food, Drug and Cosmetic Act (the “FDCA”) provides that a pharmacy is only permitted to compound a drug for an individually identified patient based on a prescription for the patient and is only permitted to distribute the drug interstate if the pharmacy is licensed to do so in the states where it is compounded and where the medication is received.

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

We operate two compounding facilities located in Ledgewood, New Jersey. Our New Jersey operations are comprised of two separate entities and facilities, one of which is registered with the FDA as an outsourcing facility (“NJOF”) under Section 503B of the FDCA. The other New Jersey facility (“RxNJ”) is a licensed pharmacy operating under Section 503A of the FDCA. All of our compounded products that we sell, produce and dispense are made in the U.S.

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

Carved-Out Subsidiaries (De-Consolidated Businesses)

We have ownership interests in Melt Pharmaceuticals, Inc. (“Melt”) and Surface Ophthalmics, Inc. (“Surface”) and hold royalty interests in some of Surface’s and Melt’s drug candidates. These companies are pursuing market approval for their drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of a new drug application (an “NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We previously held ownership interest in Eton Pharmaceuticals, Inc. (“Eton”) and sold such interests in April 2024.

Melt Pharmaceuticals, Inc.

Melt is a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt is seeking regulatory approval for its proprietary technologies, where possible.

MELT-300 is a novel, sublingually delivered, non-IV, opioid-free drug candidate being developed for procedural sedation. In November 2024, Melt announced data from, and the successful completion of, its pivotal Phase 3 study for MELT-300. The MELT-300 pivotal Phase 3 clinical trial was a randomized, double-blind, three-arm study comparing, at a 4:1:1 ratio, MELT-300, sublingual midazolam, and sublingual placebo, respectively, for procedural sedation in patients undergoing cataract surgery. The study was conducted at 13 clinical sites in the U.S. and enrolled over 530 patients. Results from the clinical study are summarized below:

•	MELT-300 achieved its primary procedural sedation endpoint, demonstrating statistical superiority for procedural sedation compared to all comparator treatment arms, including midazolam 3mg (P=0.009) and placebo (P<0.001).

•	Using the validated Ramsey Sedation Scale (RSS), MELT-300 treatment arm patients were 50% less likely to require rescue sedation compared to midazolam 3mg (P=0.0198).

•	Proportion of patients requiring rescue sedation was nearly two-fold higher for sublingual midazolam compared with MELT-300 (P=0.003).

•	MELT-300’s safety profile was generally comparable to the placebo arm.

The Phase 3 study was conducted following the successful completion of the MELT-300 Phase 2 clinical trial in patients undergoing cataract surgery, which compared MELT-300 against (i) sublingual placebo alone, (ii) sublingual midazolam, and (iii) sublingual ketamine in over 300 patients. MELT-300 was statistically superior for procedural sedation compared to all individual comparator arms: (i) sublingual placebo (P<0.0001), (ii) sublingual midazolam (P=0.0129), and (iii) sublingual ketamine (P=0.0096).

During 2024, Melt reached an agreement with the FDA on a Special Protocol Assessment (“SPA”) for the MELT-300 Phase 3 study. FDA agreed the study would “adequately address the objectives necessary to support a regulatory submission.” The SPA agreement establishes a binding agreement on key elements to support a future marketing application. During 2025, we believe Melt intends to conduct ancillary studies including a confirmatory pharmacokinetic, hepatic impairment, renal impairment and 28-day toxicity studies. Following completion of those ancillary studies, in early 2026, we believe Melt intends to submit an NDA to the FDA for marketing approval of MELT-300. A final decision regarding marketing approval will be based on the FDA’s review of the full MELT-300 submission package. Melt can require ImprimisRx to cease compounding like products at the time of FDA approval of MELT-300.

As of December 31, 2024, we owned approximately 45% of Melt’s equity and voting interests issued and outstanding, along with a mid-single digit royalty on future net sales of MELT-300.

Surface Ophthalmics, Inc.

Surface is a clinical-stage pharmaceutical company focused on development and commercialization of innovative therapeutics for ocular surface diseases. Surface is developing four product candidates for certain ocular surface related indications.

We own 3,500,000 shares of Surface common stock, which represented approximately 20% of Surface’s equity and voting interests as of December 31, 2024. We own mid-single-digit royalty rights on future net sales of Surface’s drug candidates SURF-100, SURF-200 and SURF-201.

Eton Pharmaceuticals, Inc.

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing treatments for rare diseases. Eton was created and formed as a wholly-owned subsidiary of Harrow. In May 2017, we gave up our controlling interest in Eton. In April 2024, we sold all of our remaining equity interests in Eton which was 1,982,000 shares of common stock in a block trade at a gross price of $3.00 per share. After deducting trading expenses and commissions of approximately $436,000, we received net proceeds of $5,510,000 and recorded a loss of $3,171,000 related to the sale of our investment in Eton.

Sales and Marketing

The focus of our sales and marketing is in the U.S. We do, however, believe that our drug candidates and drug products could have commercial appeal in international markets, and have engaged distributors and entered into out-licensing arrangements for certain of our products and proprietary formulations in certain non-U.S. markets, including Canada. Our sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals and other users throughout the U.S. about our drug products. We expect that we may experience growth in the sales of our products in future periods, particularly in light of our recent product launches and commercial campaigns. However, we may not be successful in doing so, whether due to the size of the markets for such products, which could be smaller than we expect, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or FDA-approved drugs, the price of our products relative to alternative products or the success of our sales and marketing efforts, which is dependent on our ability to further build and continue to grow a qualified and adequate internal sales function.

We expect to continue to acquire and/or develop additional FDA-approved ophthalmic products that allow us to leverage our existing commercial infrastructure to promote, sell, and ultimately bring these products to market. As we execute this strategy, we will continue to expand our sales and marketing team, expertise and expenses.

Supply Chains

100% of our ImprimisRx finished compounded products are made in the U.S. at our compounding facilities located in New Jersey.

We do not manufacture any of our branded pharmaceutical products and rely on third party manufacturing partners to make these finished goods. The following table describes by product the country where our finished branded products are made:

Product	Country Finished Product Is Manufactured
IHEEZO	France
VEVYE	U.S.
TRIESENCE	U.S.
VIGAMOX	Belgium
ILVERO	Belgium
FLAREX	U.S.
NATACYN	U.S.
TOBRADEX ST	U.S.
ZERVIATE	France
VERKAZIA	France
NEVANAC	U.S.
FRESHKOTE	France
MAXIDEX	U.S.
MAXITROL	Belgium
IOPIDINE 1%	France

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

Intravitreal injections are one of the most common procedures performed by ophthalmologists in the U.S. According to a 2023 article published in Healio, approximately 8 million intravitreal injections were expected to be performed that year. These injections are utilized to administer critical medications into the eye that treat diseases including but not limited to proliferative diabetic retinopathy, diabetic macular edema, wet age-related macular degeneration, neovascular glaucoma, retinal vein occlusions, intraocular tumors, and endophthalmitis. In addition, products and product candidates are being developed and used to treat symptoms associated with an eye disease known as geographic atrophy. Most of the medicines in these products and product candidates are administered via intravitreal injection. Therefore, we believe as these products and product candidates gain commercial adoption, the number of annual intravitreal injections should increase further and at an increased rate as compared to recent years.

Vitrectomy is a surgical procedure undertaken by a specialist where the vitreous humor gel that fills the eye cavity is removed to provide better access to the retina. This allows for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. According to data from Definitive Health from 2023, U.S. surgeons perform about 420,000 vitrectomies each year. The number is likely to continue to grow as eye care providers find more uses for vitrectomy.

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

Competition

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and compounding pharmacies. We are smaller than some of our competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our branded products and proprietary formulations or compete for market share in these sectors. The drug products available through branded and generic drug companies with which our products and formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare some of our compounded formulations in accordance with cGMP standards and our other formulations are produced according to the standards provided by U.S. Pharmacopoeia (USP) Chapter <795> (“USP 795”) and USP Chapter <797> (“USP 797”) and applicable state and federal law, our compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our compounded formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations operating under Section 503A of the FDCA, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, who can in turn sell to and supply hospitals and retail pharmacies. Even though we have registered NJOF with the FDA, our compounding business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors offering only FDA-approved drugs may not face.

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

Medicare, Medicaid and Other Reimbursement Options

Sales in the U.S. of our marketed products are dependent, in large part, on the availability and extent of reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. See Item 1A. “Risk Factors” for risks related to reimbursement and government programs.

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

IHEEZO and TRIESENCE are covered under Medicare Part B and we may develop other product candidates and/or acquire drug products that are also covered under Medicare Part B. In February 2023, we announced that CMS had issued a permanent, product specific J-code for IHEEZO (J2403) which became effective under the Healthcare Procedure Coding System (HCPCS) on April 1, 2023. TRIESENCE has a permanent product specific J-code (J3300) as well, which physicians can use for reimbursement purposes of that product. New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Temporary pass-through reimbursement for IHEEZO was awarded by CMS and made effective in the second quarter of 2023 and temporary pass-through reimbursement for TRIESENCE was made effective April 1, 2025. Following the expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in an outpatient setting can qualify for ongoing separate payments. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process.

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

Private payor healthcare and insurance providers, health maintenance organizations, and pharmacy benefit managers in the U.S. are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and copayment/coinsurance. These payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products.

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of March 1, 2025, we owned and/or licensed more than 50 total issued and pending patent applications, which include U.S.-issued patents, international-issued patents, and U.S. and foreign/international patent pending applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 1, 2025, we had, on a worldwide basis, more than 100 issued trademarks, pending trademark and copyright applications, or registered copyrights and/or trademarks. We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our products and formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements, and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

The following table lists our outstanding material patents in the U.S. for certain branded products, general subject matter and latest expiry date. One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately.

Product	General Subject Matter	Expiration
IHEEZO	Methods using topical formulations Compositions compromising chloroprocaine	September 2038 May 2039
VEVYE	Formulation composition for treatment of dry eye syndrome Ophthalmic composition comprising cyclosporine Semiflourinated compounds for ophthalmic administration Topical administration method	December 2030 September 2037 November 2038 October 2039
TRIESENCE	Composition of injectable suspension Methods for treating ophthalmic disorder	December 2029 March 2029
ILEVRO	Composition comprising carbomer, galactomannan and borate Carboxyvinyle polymer-containing nanoparticle suspension	December 2030 March 2032
TOBRADEX ST	Methods for treating inflammation where infection may occur Compositions containing tobramycin and dexamethasone	December 2027 August 2028
VERKAZIA	Methods for treating eye disease Compositions of oil-in-water cationic emulsion Compositions containing quaternary ammonium compounds	May 2027 November 2027 June 2029

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

FDA New Drug Application (NDA) Process

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

From March 2024 through April 2024, NJOF was inspected by the FDA (the “2024 Inspection”), and the FDA issued a Form 483 with five observations. Following the 2024 Inspection, NJOF voluntarily recalled certain products in coordination with the FDA. Since the 2024 Inspection, NJOF has provided regular updates to the FDA regarding its remediation activities and other commitments, including providing the FDA with a comprehensive update in February 2025. Since January 2025, we have engaged in separate but related discussions with the federal government regarding the NJOF quality system and the 2024 Inspection. In support of our ongoing commitment to compliance, we engaged an independent third-party current good manufacturing practices (cGMP) expert to review our NJOF operations and to recommend actions to improve our compliance and quality activities (the “cGMP Expert Engagement”). The cGMP Expert Engagement is ongoing, and we expect to regularly update the FDA regarding our compliance and quality activities. To the extent NJOF is unable to comply with cGMPs, the FDA could pursue administrative or judicial enforcement actions against NJOF, including, but not limited to, issuing additional warning letters or seeking injunctive relief. Any of these actions could be costly and result in material adverse consequences to our business, performance, prospects, value, financial condition, and results of operations. See Part I, Item 1A. “Risk Factors – We have been in discussions with the federal government regarding past FDA inspections of our 503B facility and to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the government could pursue enforcement actions, the effects of which could be costly to us and could result in adverse consequences to our business.”

We prepare our compounded formulations in accordance with the standards provided by USP <795> and USP <797> and applicable state and federal law. In November 2023, USP made effective finalized revisions to USP <795> and USP <797>, which had been previously proposed for public comment in September 2021. The revisions include limitations on beyond use dating of sterile and preservative-free products and batch sizes, among other changes. Some regulatory bodies such as state boards of pharmacy adopted these changes at that time, and some have not or plan to on different dates, on a case-by-case basis. The revisions to USP <797> has had little impact to our business.

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

International Regulation

If we pursue commercialization of our branded products and proprietary formulations in countries other than the U.S., then we may need to obtain the approvals required by the regulatory authorities of such foreign countries that are comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those relating to our U.S. operations. Regulatory frameworks and requirements vary by country and could involve significant additional licensing requirements and product testing and review periods. We currently partner with companies to sell, market and distribute some of our products in certain foreign countries.

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

During the year ended December 31, 2024, we incurred $12,230,000 in R&D expenses, compared to $6,652,000 during the year ended December 31, 2023.

Financial Information About Segments and Geographic Areas

During 2024, the Company identified two operating segments as reportable segments. The Branded segment includes activities of our FDA approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our products. The ImprimisRx segment represents activities in our ophthalmology-focused pharmaceutical compounding business. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer who evaluates the segment contribution to allocate resources. The CODM does not review segment assets when assessing segment performance and deciding how to allocate resources.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2024 and 2023 were attributed to the U.S. All long-lived assets at December 31, 2024 and 2023 were located in the U.S.

Human Capital

As of February 28, 2025, we employed 382 individuals. Our employees are engaged in pharmacy operations, sales, marketing, research, development, and general and administrative functions. We expect to add additional employees in all departmental functions, with a focus on sales force additions and other commercial activities as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractors and consultants on an as-needed basis.

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

Company Information

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. In September 2007, we closed a merger transaction with Transdel Pharmaceuticals Holdings, Inc. and changed our name to Transdel Pharmaceuticals, Inc. As part of a corporate re-organization that was led by our Chief Executive Officer, Mark L. Baum and our Chief Financial Officer, Andrew R. Boll, we changed our name to Imprimis Pharmaceuticals, Inc. in February 2012. Then to align with a shift in our corporate strategy that included the expansion into branded ophthalmic products and product candidates, we changed the name of our company to Harrow Health, Inc. in December 2018 and then to Harrow, Inc. in September 2023.

Our corporate headquarters are located at 1A Burton Hills Blvd., Suite 200, Nashville, Tennessee, 37215, and our telephone number at such office is (615) 733-4730.

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address, which is provided as an inactive textual reference only, is www.harrow.com. We make available free of charge through the website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our website is not deemed part of this Annual Report.

ITEM 1A. RISK FACTORS

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including financial risks, operational risks, human capital risks, legal proceedings and regulatory risks and certain general risks, that could have a material adverse effect on our business results of operations, financial condition and prospects. Risks that we deem material are described below and include, but are not limited to, the following:

Risks Related to Economic Conditions and Operations of Our Business.

●	Our ability to achieve and maintain profitability for our business
●	Our ability to successfully market, commercialize, and sell current, recently acquired and future products

●	Our current indebtedness and ability to access additional capital
●	Our ability to attract customers and increase sales of current and future products
●	Our ability to obtain marketing approval and ongoing expense associated with it for any of our drug candidates, including those for which we own royalty rights
●	Our reliance on third parties for manufacturing certain components, FDA approved drugs and to conduct clinical trials
●	Our exposure to liabilities and reputation harm if our products give rise to defects, recalls, patient injury or death
●	Our information technology systems exposure to cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems

Risks Related to Government Regulations and Third-Party Policies

●	Our business may be affected by litigation, government investigations and injunctive actions
●	Governmental regulations, including, but not limited to, 503B bulks list and others, that could or currently do burden operations or narrow the market for our products
●	Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability
●	The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability

Risks Related to Competition

●	Securing and maintaining patent or other intellectual property protection for our products and related improvements
●	Market acceptance of our drug products, drug candidates, compounded drugs and pharmacies
●	Our ability to successfully research, develop and timely manufacture our current and future products and drug candidates
●	Our ability to enforce protect our intellectual property rights along with the potential of future legal proceedings filed against us claiming intellectual property infringement
●	Retention, recruitment, and training of senior management and key personnel

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	We may not be able to develop commercial products despite significant investments in R&D
●	Our branded products and product candidates in development cannot be sold without regulatory approval
●	Our drug candidates may face competition sooner than we expect
●	We rely on third parties to manufacture and conduct clinical trials of our branded drug products and product candidates
●	We may not be successful in obtaining market exclusivity for our product candidates

Risks Related to Our Indebtedness

●	Our ability to pay the interest and debt service payments associated with the Notes
●	The Notes are unsecured, effectively subordinated to any secured indebtedness, with limited protection for holders of the Notes
●	The Notes are subject to various market factors, including market interest rates, trading activity, third-party ratings and other factors

Risks Related to Our Common Stock

●	Volatility of the price of our common stock
●	Our stock price falling as a result of future offerings or sales

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations, and prices of our common stock and Notes could be materially adversely affected by any of these risks.

Risks Related to Economic Conditions and Operations of Our Business.

We may not be profitable in the future.

As of December 31, 2024, our accumulated deficit was $(151,385,000). Our current projections indicate that we will have operating income and/or net income during 2025; however, these projections may not be correct and our plans could change. Also, we could incur increasing operating losses in the foreseeable future for our commercialization activities, research and development, and our pharmaceutical compounding business, which would impact net income. Although we have been generating revenue from our operations, our ability to generate the revenues necessary to achieve and maintain profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business plan involves the sale and marketing of FDA-approved products, compounded formulations and drug candidates through third-party wholesaler and pharmacy channels and our ImprimisRx facilities. We have limited experience selling FDA-approved products, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our products. Although we have established and plan to grow our internal sales teams to market and sell our products, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our products to generate significant revenue from sales of these products.

We may fail to realize the anticipated benefits of our recent and any future product acquisitions.

The success of our product acquisitions will depend on, among other things, our ability to integrate the products into our commercial platform, transfer the products NDAs, maintain and obtain sufficient payor reimbursement coverage, maintain an adequate supply of the products, market the products to our existing customers and re-introduce TRIESENCE to the ophthalmic market. If we experience difficulties with the implementation of plans with respect to our acquisitions, the anticipated benefits of recent or future acquisitions may not be realized fully or at all, or may take longer to realize than expected. Integration efforts will also divert management’s attention and resources. These matters could have an adverse effect during any transition period and for an undetermined period after completion of the acquisitions.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections have varied significantly from actual performance in the past as a result of changes to our business model, strategy and acquisitions. We may not accurately estimate the potential revenues and expenses of our operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

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

We may be unable to successfully develop and commercialize our drug products, candidates or any other assets we may acquire.

We have acquired assets related to drug products and drug candidates. We are currently pursuing development and commercialization opportunities with respect to a number of these products and drug candidates, and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. Once we decide to pursue a potential drug candidate, we develop a commercialization strategy for it, which may include pursuing FDA approval of the drug candidate. We may incorrectly assess the risks and benefits of the commercialization options or we may not pursue a commercialization strategy that proves to be successful. If we are unable to successfully commercialize one or more of our drug products and drug candidates, our operating results would be adversely affected. Even if we are able to successfully sell one or more drug products and drug candidates, we may never recoup our investment in acquiring or developing the drug products and drug candidates. Our failure to identify and expend our resources and technologies with commercial potential and execute an effective commercialization strategy for each of our drug products and drug candidates would negatively impact the long-term profitability of our business.

We may need additional capital in order to continue operating our business and to operate as a going concern, and such additional funds may not be available when needed, on acceptable terms, or at all.

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

In January 2026 debt in the amount of $107,500,000 principal amount becomes due under the Oaktree Loan. The maturity of this debt obligation without a refinancing event could raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is currently in discussions with its current senior secured lender and other potential lenders about refinancing and management believes it is probable that the Company will be able to refinance such amount based on the Company’s collateral strength and expected cash flows from operations, there can be no assurance that the Company completes a refinancing on terms acceptable to it, or at all. If the Company is unable to successfully refinance the Oaktree Loan, the Company does not expect to have the ability to repay the amount in full. The Company believes that one of the other alternatives available to it is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.

We have raised over $375,000,000 in gross proceeds through equity and debt financings since 2021. We may seek to obtain additional capital through equity or debt financings, funding from corporate partnerships or licensing arrangements, sales of assets or other financing transactions. If we issue additional equity or convertible debt securities to raise funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may have to relinquish potentially valuable rights to our drug candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring additional debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as the financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

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

To assure compliance with USP guidelines, we have a policy whereby 100% of all sterile compound batches produced by our ImprimisRx compounding pharmacies are tested prior to their delivery to patients and physicians both in-house and externally by an FDA-registered laboratory that has represented to us that it operates in compliance with current good laboratory practices. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by our ImprimisRx compounding pharmacies or any pharmacy partner, our reputation could suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we could become subject to product and professional liability lawsuits, and our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

We carry product and professional liability insurance, which may be inadequate.

Although we have secured product and professional liability insurance for our products, pharmacy operations and the marketing and sale of our formulations, our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or at a level adequate to satisfy liabilities that may arise.

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

We currently have two compounding facilities in New Jersey. We have developed “ImprimisRx” as a uniform brand for our compounding pharmaceutical business. As we have in the past purchased and operated certain pharmaceutical compounding businesses and pharmacies and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

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

We have received multiple FDA Forms 483, a MedWatch notice, warning letters and other regulatory notifications relating to issues at NJOF and our pharmacy RxNJ, and have ongoing communications with the FDA about compliance and quality plans at NJOF. See “—We have been in discussions with the federal government regarding past FDA inspections of our 503B facility, and to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the government could pursue enforcement actions, the effects of which could be costly to us and could result in adverse consequences to our business.” As a result of the MedWatch notice, warning letters and other regulatory notifications, some physicians may be hesitant to prescribe and some patients may be hesitant to purchase and use non-FDA-approved compounded formulations, particularly when an FDA-approved potential alternative is available. For other reasons, physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary compounded formulations, including, but not limited to, the following: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Our business and operations could suffer in the event of cybersecurity or other system failures.

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date that has been determined to have had a material impact, if a significant event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. For example, the California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020 and gave California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA-protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. We anticipate that over time we may expand our business outside of the U.S. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our proprietary formulations could be delayed, and our pharmacy operations could be disrupted, subject to restriction or forced to terminate their operations, any of which could severely harm our business and prospects.

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

We have experienced attacks against our network, although none that have had a material adverse impact to our business. In November 2024, we became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. We detected the incident in a timeframe management believes minimized the financial, operation or reputational risk to the Company, and at no point was our ability to generate revenues disrupted. However, if future attacks occur, there is no assurance we will be able to detect the incident in a timely manner or at all.

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

Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services and companies we have acquired or may acquire face similar risks. Security breaches of their systems or service outages have adversely affected systems and could, in the future, affect our systems and security, leave us without access to important systems, products, raw materials, components, services or information, or expose our confidential data or sensitive personal information. An extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. For example, in February 2024, UnitedHealth Group announced that a suspected nation-state associated cyber security threat actor had gained access to some of the Change Healthcare (“Change”) information technology systems. Change is the largest clearinghouse for medical claims in the U.S. While Harrow was not directly impacted by this cybersecurity incident, it was reported that as a reaction to the cybersecurity incident, Change temporarily disconnected over 100 related payment systems and Change was unable to process medical claims through its primary platforms. This resulted in the delays to the revenue and cash collection cycle for several ASCs and physician offices, putting a strain on their cash resources. While temporary, the cash constraints for these ASCs and physician offices, we believe, impacted sales of some of our products, such as IHEEZO, during this disrupted period of time. In addition, we distribute our products in the U.S. primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be effective in protecting our information technology systems and sensitive data.

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

We have been in discussions with the federal government regarding past FDA inspections of our 503B facility, and to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the government could pursue enforcement actions, the effects of which could be costly to us and could result in adverse consequences to our business.

In August 2017, the FDA issued a MedWatch notification regarding a curcumin emulsion and two adverse events that had been associated with the use of these emulsions by prescribing physicians. We issued a press release on August 7, 2017, clarifying certain facts regarding the notice which outlined our belief that the adverse events associated with the two patients occurred due to an allergic reaction caused by the products being inappropriately administered and obtained by the prescribing physician, and our use of curcumin and excipients in our curcumin emulsion formulation met regulatory standards required for dispensing of the curcumin emulsion. In September 2017, the FDA released a letter confirming that the alleged misuse of certain ingredients in our curcumin emulsions was due to mislabeling by the underlying supplier and not of our own misdoing. We no longer compound curcumin emulsion products.

Separately, in December 2017, we were issued a warning letter from the FDA alleging that, in its interpretation of our public communications, we had made false or misleading claims and omitted risk and side effect information regarding certain of our ophthalmology-focused compounded medications. We immediately performed a full review of our public communications referenced in the warning letter and responded to the FDA in January 2018; notwithstanding our continued belief that our public communications were not, in fact, false and misleading, we remained in communication with the FDA and took steps to address the items outlined in the FDA letter. The Company received another warning letter from the FDA in June 2022 related to our alleged marketing activities. We immediately responded to the warning letter and the FDA sent the Company notice in January 2023 that our corrective actions appear adequate.

In June 2019, our New Jersey-based outsourcing facility (“NJOF”) was issued a warning letter related to an April 2017 inspection and our use of certain active pharmaceutical ingredients in our compounded medications. During September 2020 through January 2021, our New Jersey based outsourcing facility was inspected by the FDA (the “2020 Inspection”) and certain observations were made by the FDA in a Form 483. Five observations made during the 2020 Inspection were considered repeat observations from a 2017 FDA inspection. In addition, during the 2020 inspection, the FDA noted that we were compounding drugs for which there is no change that produces a clinical difference for an individual patient, as determined by a prescribing practitioner between a compounded drug and the comparable approved drug. We have responded to the FDA regarding all of their observations from the 2020 Inspection, including providing documentation from prescribing clinicians that indicate a clinical difference between our compounded drugs and the comparable approved drugs, while also committing to amend our order process to collect “medical necessity/clinical difference” information for each order of our compounded drugs on a go-forward basis.

Our pharmacy was inspected in August 2022 and received a Form 483 with several observations from the FDA. In May 2023, our pharmacy received a warning letter related to the inspection that occurred in August 2022. The warning letter indicated that our corrective actions from the inspection had appeared to be adequate; however, the FDA could not fully evaluate the adequacy of our actions because we did not include sufficient information or supporting documentation. As an example, we stated that smoke studies related to airflow in our laminar airflow hoods had been redone to satisfy FDA requirements, however, we did not provide the FDA with supporting documentation (such as smoke study protocol, updated detailed report and/or videos). We have responded to this warning letter and provided the FDA with additional information requested.

From March 2024 through April 2024, NJOF was inspected by the FDA (the “2024 Inspection”), and the FDA issued a Form 483 with five observations. Following the 2024 Inspection, NJOF voluntarily recalled certain products in coordination with the FDA. Since the 2024 Inspection, NJOF has provided regular updates to the FDA regarding its remediation activities and other commitments, including providing the FDA with a comprehensive update in February 2025. Since January 2025, we have engaged in separate but related discussions with the federal government regarding the NJOF quality system and the 2024 Inspection. In support of our ongoing commitment to compliance, we engaged an independent third-party current good manufacturing practices (“cGMP”) expert to review our NJOF operations and to recommend actions to improve our compliance and quality activities (the “cGMP Expert Engagement”). The cGMP Expert Engagement is ongoing, and we expect to regularly update the FDA regarding our compliance and quality activities.

These regulatory actions could increase further scrutiny and could create negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. For other reasons, including, but not limited to, the following, physicians may be unwilling to prescribe or patients may be unwilling to use our compounded formulations: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. These factors and any future regulatory action could continue to limit our production, and our ability to dispense and distribute our compounded products, which would negatively affect sales of our compounded products.

If we or our partner facilities fail to comply with the Controlled Substances Act, FDCA, or similar state statutes and regulations, the pharmacy facilities could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. These laws also subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not in compliance with these laws. We believe that our compounding pharmacies are in material compliance with applicable regulatory requirements. Further, if any of our compounding pharmacies fail to comply with regulatory requirements, they could be forced to permanently or temporarily cease or limit their compounding operations, which would severely limit our ability to market and sell our proprietary formulations and would materially harm our operations and prospects. Any noncompliance could also result in complaints or adverse actions by other state boards of pharmacy. FDA inspection of a facility to determine compliance with the FDCA, if not successful, may result in the loss of FDCA exemptions provided under Sections 503A and 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Additionally, the permanent injunction entered on July 22, 2019, by the U.S. District Court of the Central District of California (the “Court”) in the Allergan litigation (also referenced in Item. 3 Legal Proceedings), enjoins the Company from engaging in activities that are inconsistent with current FDA guidelines for 503A and 503B operations.

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

Sales of our branded products depend on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans. Governments and private payors continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the pandemic, the economic downturn and inflation continue and are likely to increase across the markets we serve. Payors are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our branded products or narrower populations for which payors will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payor dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the U.S., particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include legislation promulgated by the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation in addition to rebates imposed on manufacturers associated with drug waste (which could potentially impact sales of TRIESENCE). Additional proposals focused on drug pricing continue to be debated, and additional executive orders focused on drug pricing and competition are likely to be adopted and implemented in some form. Government actions or ballot initiatives at the state level also represent a highly active area of policymaking and experimentation, including pursuit of proposals that limit drug reimbursement under state run Medicaid programs based on reference prices or permitting importation of drugs from Canada. Such state policies may also eventually be adopted at the federal level.

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

Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the U.S., as of the beginning of 2024, we believe the top five integrated health plans and PBMs controlled approximately 92% of all pharmacy prescriptions. This high degree of consolidation among insurers and PBMs and other payors, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payors from our business. CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs), each have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payors could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the others in the federal administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities.

Guidelines and recommendations published by various organizations can reduce the use of our branded products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. Professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations and organizations involved in various diseases also publish guidelines and recommendations to healthcare providers, administrators and payors, as well as patient communities. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies. In addition, a growing number of organizations are providing assessments of the value and pricing of biopharmaceutical products, and even organizations whose guidelines have historically been focused on clinical matters have begun to incorporate analyses of the cost effectiveness of various treatments into their treatment guidelines and recommendations. Value assessments may come from private organizations that publish their findings and offer recommendations relating to the products’ reimbursement by government and private payors. Some companies and payors have announced pricing and payment decisions based in part on the assessments of private organizations. In addition, government health technology assessment organizations in many countries make reimbursement recommendations to payors in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service effects of new, emerging and existing medicines and treatments. Such health technology assessment organizations have recommended, and may in the future recommend, reimbursement for certain of our products for a narrower indication than was approved by applicable regulatory agencies or may recommend against reimbursement entirely. See the risk factor, Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. Such recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could have a material adverse effect on our product sales, business and results of operations. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will result in decreased use and dosage of our products could adversely affect the market price of our common stock.

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

Certain of our distributors, customers and payors have substantial purchasing leverage, due to the volume of our products they purchase or the number of patient lives for which they provide coverage. The substantial majority of our U.S. branded product sales are made through four pharmaceutical product wholesaler distributors: McKesson Corporation, AmerisourceBergen Corporation, Western Wellness and Cardinal Health, Inc. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, ambulatory surgical centers, hospitals and pharmacies. Similarly, as discussed above, there has been significant consolidation in the health insurance industry, including that a small number of PBMs now oversee a substantial percentage of total covered lives in the U.S. See the risk factor Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. The three largest PBMs in the U.S. are now part of major health insurance providers. The growing concentration of purchasing and negotiating power by these entities has, and may continue to, put pressure on our pricing due to their ability to extract price discounts on our branded products, fees for other services or rebates, negatively affecting our bargaining position, sales and/or profit margins. In addition, decisions by these entities to purchase or cover less or none of our branded products in favor of competing products could have a material adverse effect on our branded product sales, business and results of operations due to their purchasing volume. Further, if one of our significant wholesale distributors encounters financial or other difficulties and becomes unable or unwilling to pay us all amounts that such distributor owes us on a timely basis, or at all, it could negatively affect our business and results of operations. In addition, if one of our significant wholesale distributors becomes insolvent or otherwise unable to continue its commercial relationship with us in its present form, it could significantly disrupt our business and adversely affect our product sales, our business and results of operations unless suitable alternatives are timely found or lost sales are absorbed by another distributor.

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

We are dependent on our Chief Executive Officer, Mark L. Baum and Chief Financial Officer, Andrew R. Boll, for the continued growth and development of our Company.

Our Chief Executive Officer, Mark L. Baum and our Chief Financial Officer, Andrew R. Boll, have played a primary role in the founding of our business along with creating and developing our current business model. We are highly dependent on these executives for the implementation of our business plan and the future development of our assets and our business, and the loss of their services and leadership could materially adversely impact our Company.

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We have been focusing on building our management, pharmacy, research and development, sales and marketing and other personnel to pursue our current business model. To achieve our planned growth, we may have significant difficulty attracting and retaining necessary employees. Because of the specialized nature of our business, our ability to develop products and to compete will remain highly dependent upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. There is intense competition to hire qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary, particularly since our headquarters location is not near the primary centers of biopharmaceutical employment, for the development of our business. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments, or natural disasters including earthquakes, typhoons, floods and fires, could have a material adverse effect on our business.

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

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the U.S. and similar legal requirements in other countries. In the U.S., the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the VA, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We are not permitted to market our drug candidates as prescription pharmaceutical products in the U.S. until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the U.S., the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. If our development efforts for our drug candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our drug candidates is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an investigational new drug application for our drug candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRBs”) may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency (the “EMA”), or other regulatory agencies for marketing approval;

●	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a drug candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional pre-clinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the U.S., the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the Health Care Reform Law was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability.

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

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our drug candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain and maintain regulatory approval for or market any of our drug products and drug candidates.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Risks Related to Our Indebtedness

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

Since 2021, we issued $115,250,000 aggregate principal amount of senior notes due in part in 2026 and in 2027 (the “Notes”) and in January 2026, debt in the amount of $107,500,000 principal amount under the Oaktree Loan becomes due. While the Company is currently in discussions with its current senior secured lender and other potential lenders about refinancing the Oaktree Loan and management believes it is probable that the Company will be able to refinance the Oaktree Loan based on the Company’s collateral strength and expected cash flows from operations, there can be no assurance that the Company will complete a refinancing on terms acceptable to it, or at all. We may incur additional indebtedness in the future. Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instruments contain, or from time to time may contain, various restrictive covenants, including, among others, our obligation to deliver certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are subject to cybersecurity threats that could have a material adverse impact on our results of operations, financial condition and cash flows, as well as our operations—including our manufacturing and marketing capabilities. We operate a risk-based cybersecurity program which is designed to: (i) ensure the security, confidentiality, integrity and availability of our information and systems; (ii) protect against anticipated or actual cyber threats to our information and systems; and (iii) protect against unauthorized access and/or use of our information and systems. Overall cybersecurity risk reporting is integrated with our enterprise risk management program, is included in discussions with the Audit Committee of our Board of Directors and disclosed where appropriate. Our information technology and cybersecurity function is headed by our Chief Executive Officer (“CEO”), and Vice President of Information Technology, who are responsible for managerial oversight of our cybersecurity program. Our Vice President of Information Technology reports directly to our CEO.

We utilize a layered approach in assessing, identifying, evaluating and managing material risks from cybersecurity threats, and leverage outside partners to gain intelligence on threats. We take input from industry activities, third party assessments and internal simulations and continuously adjust our protection mechanisms to be effective. We also assess operational and data security risks associated with our use of third-party service providers, understanding where failure points may exist within our supply chain operations and data protections. If we learn of a cybersecurity incident at a third-party service provider, our information technology department will maintain communication with that third-party service provider and communicate any cybersecurity incidents to the Vice President of Information Technology and CEO. All Harrow employees receive information security training (including data protection and fraud awareness) on an annual basis, and we use industry standard technology to monitor systems for anomalous behavior. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. In the event an incident were to occur, a Security Incident Response Team would be convened that consists of members from many functions, including legal counsel, the Vice President of Information Technology and the CEO.

Our Board of Directors has the ultimate oversight of the Company’s risks—including cybersecurity risks—with our Audit Committee assisting the Board of Directors in its oversight of cyber and information security risks. Members of management that possess information security certifications and many years of experience work with our legal, finance and corporate governance functions to identify, define and report cybersecurity risks, policies and procedures and incident response plans. The Audit Committee receives updates on our cybersecurity program from management on a regular basis and more frequently as determined to be necessary or advisable. Updates to the Audit Committee include policies, processes, procedures and any significant developments related to the identification, mitigation and remediation of cybersecurity risks, as well as effectiveness and changes in our ability to monitor, protect, detect and respond to incidents, risk reviews and industry news briefings. The Audit Committee also ensures that management provides a cyber and information security update to the Board of Directors at least annually. Finally, in the event a material cybersecurity incident were to occur, the CEO and Vice President of Information Technology would brief the Audit Committee which would then be responsible for assessing the materiality of the incident and making the determination of materiality and any related disclosure.

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

In November 2024, we became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. We detected the incident in a timeframe management believes minimized any financial, operational or reputational risk to the Company. We believe this early detection ultimately resulted in an immaterial impact to our financial results and at no point was our ability to generate revenues disrupted.

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

ITEM 2. PROPERTIES

We lease approximately 17,700 square feet of office space in Nashville, Tennessee. The current lease term expires on June 30, 2032 and includes the option to extend the term for two additional, consecutive five-year terms. This office serves as our corporate headquarters.

We lease approximately 38,200 square feet of lab, warehouse, and office space in Ledgewood, New Jersey, in three separate suites. The current lease term expires on July 31, 2027 and includes options to extend the lease term through 2037. This space serves as an outsourcing facility and pharmacy for ImprimisRx.

We lease approximately 11,600 square feet of lab and office space in Nashville, Tennessee. The current lease term commenced in June 2022 and expires in June 2027. This office generally serves as ImprimisRx’s customer service center and analytical laboratory.

We lease approximately 5,800 square feet of office space in Carlsbad, California. The current lease term began January 1, 2022 and expires on March 31, 2025 and includes an option to extend the lease term through March 2028. This office generally supports the certain marketing and administrative functions. We notified our landlord that we will not renew this lease upon expiration of its initial term on March 31, 2025.

ITEM 3. LEGAL PROCEEDINGS

See Note 18 to our consolidated financial statements included in this Annual Report for information on various legal proceedings, which is incorporated into this Item by reference. Additionally, we have been in discussions with the federal government regarding past inspections at NJOF. For information regarding these discussions see Part I, Item 1A. “Risk Factors – We have been in discussions with the federal government regarding past FDA inspections of our 503B facility, and to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the government could seek injunctive remedies, including through a consent decree and temporary injunction, the effects of which could be costly to us and could result in adverse consequences to our business.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “HROW” and the Notes are listed on The Nasdaq Stock Market LLC under the symbols “HROWL” and “HROWM.”

Holders

As of February 28, 2025, there were approximately 57 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2024.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes contained in this Annual Report on Form 10-K (this “Annual Report”). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the U.S. (GAAP). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in the “Risk Factors” section and elsewhere in this Annual Report.

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, including Imprimis RxNJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, Harrow IP, LLC and Harrow Eye, LLC.

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. We help U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in North America, all of which are marketed under the Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our branded pharmaceutical products, proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our operations, avoid or mitigate any potential regulatory-related restrictions, optimize pricing and obtain reimbursement options for our drug products, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

Recent Developments

The following describes certain developments in 2024 and 2025 to date that are important to understand our financial condition, results of operations, and expectations. See the notes to our consolidated financial statements included in this Annual Report for additional information about certain developments.

VEVYE Access for All

In March 2025, we announced a patient access program called VEVYE Access for All.  The program is designed to increase patient access to VEVYE at an out-of-pocket cost of $59 or below and, in many cases, reduce the need for prior authorizations, step edits, and other treatment obstacles facing dry eye patients and their prescribers.

Project Beagle

We recently initiated a 360-degree review of opportunities to offer ImprimisRx customers a Harrow-owned FDA-approved product alternative to a compounded formulation. We call this initiative Project Beagle. In that vein, we began implementing a continuity of care program to transition approximately 25,000 ImprimisRx patients from our Klarity-C (0.1% cyclosporine) compounded formulation to VEVYE (0.1% cyclosporine), and we expect to discontinue compounding Klarity-C by June 30, 2025.  We are also discontinuing another related compounded formulation called Klarity PF. Klarity PF is primarily purchased by a concentrated group of customers who we expect to accept our FRESHKOTE product as an alternative. As we work through Project Beagle, we will continue to review opportunities to reduce the size of our compounded formulary, improve and simplify our compounding capabilities, and transition other ImprimisRx customers from compounded formulations to Harrow’s FDA-approved products.

Cybersecurity Incident

In November 2024, we became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. We detected the incident in a timeframe management believes minimized any financial, operational or reputational risk to the Company, and at no point was our ability to generate revenues disrupted.

TRIESENCE Re-Launch, Oaktree Second Amendment and Draw

In October 2024, we announced the re-launch of TRIESENCE following the successful manufacturing of three process performance qualification batches of the product. In March 2025, we announced TRIESENCE was granted temporary pass-through reimbursement status to be made effective April 1, 2025. In connection with the re-launch, during October 2024 we made a one-time payment of $37,000,000 to Novartis Technology, LLC and Novartis Innovative Therapies AG (together, “Novartis”) pursuant to terms of an asset purchase agreement between Novartis and the Company. Also, during October 2024, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement and Guaranty originally entered into on March 27, 2023, as amended by that certain First Amendment to Credit Agreement and Guaranty and Consent, dated as of July 18, 2023 (as amended, the “Oaktree Loan”), with the lenders from time to time party thereto and Oaktree Fund Administration, LLC, as administrative agent for the lenders (together “Oaktree”). Upon satisfaction of certain conditions to funding, the Company drew down the principal amount of $30,000,000 (the “$30,000,000 Draw”) under a pre-existing commitment under the Oaktree Loan to partially fund the one-time payment to Novartis.

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

Comparison of Years Ended December 31, 2024 and 2023

Revenues

Our revenues include amounts recorded from sales of branded products to wholesalers through a third-party logistics facility, sales of proprietary compounded formulations, and revenues received from royalty payments owed to us pursuant to out-license and like arrangements. The following presents our revenues:

	For the Years Ended
	December 31,		$
	2024	2023	Variance
IHEEZO net sales	$49,303,000	$20,621,000	$28,682,000
VEVYE net sales	28,061,000	1,766,000	26,295,000
Other branded products net sales	37,836,000	15,124,000	22,712,000
Other revenues, net	915,000	12,747,000	(11,832,000)
Branded revenue, net	116,115,000	50,258,000	65,857,000
ImprimisRx revenue, net	83,499,000	79,935,000	3,564,000
Total revenues, net	$199,614,000	$130,193,000	$69,421,000

The increase in revenues from product sales between the years ended December 31, 2024 and 2023 was largely attributed to increased sales and marketing efforts, new product launches (e.g. VEVYE) and the closing of certain product acquisitions that occurred in 2023. The decrease in other revenues between the years ended December 31, 2024 and 2023 was the result of profit transfers from acquired products during 2023, and upon transfer of those product New Drug Applications (“NDAs”) we stopped recording a profit transfer and began booking revenues from the sale of those products.

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

The following presents our cost of sales for the years ended December 31, 2024 and 2023:

Branded

	For the Years Ended December 31,		$
	2024	2023	Variance
Cost of sales	$21,667,000	$12,662,000	$9,005,000

The increase in cost of sales associated with our branded products between the years ended December 31, 2024 and 2023 was largely attributable to the increase in products sold and amortization of acquired product NDAs which totaled $10,093,000 for the year ended December 31, 2024, compared to $9,314,000 during the prior year.

ImprimisRx

	For the Years Ended December 31,		$
	2024	2023	Variance
Cost of sales	$27,578,000	$26,978,000	$600,000

The increase in our ImprimisRx cost of sales between the years ended December 31, 2024 and 2023 was largely attributable to expenses associated with the increase in unit volumes sold.

Gross Profit and Margin

Branded

	For the Years Ended December 31,		$
	2024	2023	Variance
Gross profit	$94,448,000	$37,596,000	$56,852,000
Gross margin	81.3%	74.8%	6.5%

The increase in Branded gross margin between the years ended December 31, 2024 and 2023 was primarily attributable to an increase in overall sales which reduced the net impact of our fixed expenses in cost of sales, such as NDA license amortization.

ImprimisRx

	For the Years Ended December 31,		$
	2024	2023	Variance
Gross profit	$55,921,000	$52,957,000	$2,964,000
Gross margin	67.0%	66.3%	0.7%

The increase in ImprimisRx gross margin between the years ended December 31, 2024 and 2023 was primarily attributable to an increase in sales of products during 2024 with lower gross margin profiles as compared to 2023.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include personnel costs, including wages and stock-based compensation, corporate facility expenses, and investor relations, consulting, insurance, filing, legal and accounting fees and expenses as well as costs associated with our marketing activities and sales of our proprietary compounded formulations and other non-proprietary pharmacy products and formulations.

The following presents our SG&A expenses for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,		$
	2024	2023	Variance
Selling, general and administrative	$129,064,000	$83,090,000	$45,974,000

The increase in SG&A expenses between periods was primarily attributable to the addition of new employees in sales, marketing and other departments to support current and expected growth, including the commercial launch of VEVYE, which when combined contributed to a $32,743,000 increase in SG&A during the year ended December 31, 2024 compared to the prior year. In addition, stock-based compensation expense increased by $1,863,000 during the year ended December 31, 2024 compared to the prior year. Regulatory enhancements and costs to support the transition of recent product acquisitions also caused SG&A to be higher for the year ended December 31, 2024 compared to 2023.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily included personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our R&D expenses for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,		$
	2024	2023	Variance
Research and development	$12,230,000	$6,652,000	$5,578,000

The increase in R&D expenses between the years ended December 31, 2024 and 2023 was primarily attributable to activity related to our expanded branded product portfolio, technical transfer activities associated with the production of certain products related to our product acquisitions that occurred in 2023, product development efforts, product launches, and clinical and medical support. In addition, during the fourth quarter of 2024, we recorded $2,000,000 of one-time R&D costs associated with the product development of TRIESENCE.

Impairment and Disposal of Long-Lived Assets

During the year ended December 31, 2024, we recognized an impairment loss of $253,000 related to intellectual property that we expect to no longer utilize in future revenue generating products and compounded formulations. During the year ended December 31, 2023, we recorded a charge of $548,000, of which, $380,000 was related to the impairment of licenses, trademarks, patents and patent applications and $168,000 was related to equipment that was no longer in service.

Interest Expense, net

Interest expense, net was $22,786,000 during the year ended December 31, 2024, compared to $21,324,000 during the year ended December 31, 2023. The increase was primarily due to an increase in the principal balance of our loans throughout the two periods presented.

Investment Gain (Loss) from Eton

During the year ended December 31, 2024, we recorded a loss of $(3,171,000) related to the change in fair market value of Eton’s common stock at the time of its sale, including trading expenses and commissions of approximately $436,000, compared to a gain of $3,092,000 during the year ended December 31, 2023.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2023, we recorded a loss on extinguishment of debt of $5,465,000, related to the payoff of a loan. There were no extinguishments of debt during the year ended December 31, 2024.

Other Income (Expense), net

During the year ended December 31, 2024 we recorded other expense, net of $(185,000) related primarily to income from the sublease of office space in Nashville, offset by a loss associated with the cybersecurity incident. During the year ended December 31, 2023 we recorded other expense, net of $(444,000) related primarily to transition services and write-off of inventories associated with the divestment of our non-ophthalmology business, and a charge related to equipment that was no longer in service.

Tax Expense

During the years ended December 31, 2024 and 2023, we recorded income tax expense of $161,000 and $701,000, respectively.

The following table presents our net loss for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Net loss	$(17,481,000)	$(24,411,000)
Net loss per share, basic and diluted	$(0.49)	$(0.75)

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2024 was $47,247,000, compared to $74,085,000 at December 31, 2023.

As of the date of this Annual Report, we believe that cash and cash equivalents of $47,247,000 at December 31, 2024 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. Management expects to refinance the Oaktree Loan during 2025. Management believes it is probable that we will be able to refinance the Oaktree Loan; however, there can be no assurance that we will obtain the refinancing on terms acceptable to us, or at all - see the subheading Sources of Capital below for additional discussion regarding the Oaktree Loan and refinancing plans. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investments in Surface and Melt and any of our consolidated subsidiaries. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flows

The following provides detailed information about our net cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(22,202,000)	$3,840,000
Investing activities	(33,164,000)	(152,553,000)
Financing activities	28,528,000	126,528,000
Net change in cash and cash equivalents	(26,838,000)	(22,185,000)
Cash and cash equivalents at beginning of the year	74,085,000	96,270,000
Cash and cash equivalents at end of the year	$47,247,000	$74,085,000

Operating Activities

Net cash used in operating activities was $(22,202,000) in 2024, compared to cash provided by of $3,840,000 in the prior year. The decrease in net cash provided by operating activities between the periods was mainly attributed to changes in our working capital balances including accounts payable, prepaid expenses, inventories and most notably, accounts receivable. Our accounts receivable balance between periods increased significantly due to an increase in our branded product sales, which have a longer revenue cycle compared to our ImprimisRx product sales. In addition, during 2024, we extended additional terms to our largest distributor to allow for downstream and end users (e.g. hospitals, clinics and ambulatory surgery centers) of certain of our branded products additional time to pay for our branded products.

Investing Activities

Net cash used in investing activities in 2024 and 2023 was $33,164,000 and $152,553,000, respectively. Cash used in investing activities in 2024 was primarily due to the milestone payment of $37,000,000 related to TRIESENCE offset by cash received from the sale of our investment in Eton for $5,510,000. Cash used in investing activities in 2023 was primarily associated with the product acquisitions.

Financing Activities

Net cash provided by financing activities in 2024 and 2023 was $28,528,000 and $126,528,000, respectively. Cash provided by financing activities during the year ended December 31, 2024 was primarily due to additional borrowings under our long-term debt facility with Oaktree of $29,780,000, net of issuance costs, and proceeds from the exercise of stock options, offset by the payment of taxes associated with the vesting and exercise of share-based awards. Cash provided by financing activities during the year ended December 31, 2023 was primarily related to proceeds received from the issuance of the Oaktree Loan and Oaktree Amendment, issuance of unsecured debt and sale of our equity, offset by payment of payroll taxes upon vesting of PSUs in exchange for shares withheld from employees.

Sources of Capital

During the year ended December 31, 2024, our principal sources of cash came from proceeds from the Oaktree Amendment. In future periods, including the year ending December 31, 2025, we expect cash to be provided from our operating activities, but our forecasts may not be accurate and our plans may change. We may also sell some or all of our ownership interests in Surface, Melt or our other subsidiaries

In January 2026 the Oaktree Loan matures which totals $107,500,000 principal amount outstanding at December 31, 2024. The maturity of this debt obligation could raise substantial doubt about our ability to continue as a going concern. We are currently in discussions with our current senior secured lender, Oaktree, and other potential lenders about refinancing the Oaktree Loan. Management expects to move into more definitive discussions and negotiations with Oaktree and potential lenders in the summer and fall of 2025. Management believes it is probable that we will be able to refinance its Oaktree Loan based on our collateral strength and expected cash flows from operations; however, there can be no assurance that we will obtain the refinancing on terms acceptable to us, or at all. If we are unable to successfully refinance the Oaktree Loan, we do not expect to have the ability to repay the Oaktree Loan in full. We believe that one of the other alternatives available to us is the sale of one or more of our assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to us.

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

We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history. In addition, the fact that we have a limited history of profitability could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

Critical Accounting Policies and Estimates

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

Revenue Recognition and Deferred Revenue

We account for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. We have three primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from transfer of acquired product sales and profits, and (3) revenue recognized from intellectual property licenses.

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

Variable Consideration

Sales of branded pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

Chargebacks

Chargebacks, primarily from distributors and wholesalers, result from arrangements with indirect customers establishing prices for products which the indirect customer purchases through a wholesaler. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide a chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price, typically Wholesale Acquisition Cost (“WAC”). Prior period chargebacks claimed by wholesalers are analyzed to determine the actual net price per package (“NPP”) for each product. This calculation is performed by product by wholesaler. NPPs can be affected by several factors such as:

•	Changes in customer mix

•	Changes in negotiated terms with customers

•	Changes in the volume of off-contract purchases

•	Changes in WAC

As necessary, NPPs are adjusted based on anticipated changes in the factors above.

The difference between NPP and WAC is recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable in the consolidated balance sheets, at the time revenue is recognized from the product sale. We continually monitor chargeback activity and adjust NPPs when we believe that actual selling prices will differ from current NPPs.

Government Rebates

Government rebates reserve consists of estimated payments due to governmental agencies for utilization of our products by beneficiaries under such governmental programs. The two largest government programs are Medicaid and Medicare.

We participate in the Medicaid Drug Rebate Program and pay rebates to the states related on Medicaid beneficiary utilization of our products. Medicaid rebates are billed within 60-90 days of the end of the quarter in which the product was dispensed to a Medicaid beneficiary. Medicaid rebate amounts per product unit are established by law, based on the Average Manufacturer Price (“AMP”), which is reported on a monthly and quarterly basis, and, in the case of branded products, best price, which is reported on a quarterly basis. Medicaid reserves are based on expected claims from state Medicaid programs. Estimates for expected claims are driven by patient usage, sales mix, calculated AMP or best price, as well as inventory in the distribution channel that will be subject to a Medicaid rebate. As a result of the delay between selling the products, dispensing the products and rebate billing, the Medicaid rebate reserve includes both an estimate of outstanding claims for end-customer sales that have occurred but for which the related claim has not been billed, as well as an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Many of the Company’s branded products are also covered under Medicare. We participate in the Coverage Gap Discount Program in order for its branded products to be covered by Medicare Part D and must provide a rebate for any products sold under NDAs dispensed to Medicare Part D beneficiaries while the beneficiaries are in the Coverage Gap phase of the benefit. This applies to all products sold under NDAs. Estimates for these discounts are based on historical experience with Medicare rebates for products. Medicare rebates are billed quarterly for drugs dispensed to Medicare beneficiaries in the prior quarter, which is typically 120 days after the product is shipped. As a result of the delay between selling the products, dispensing the products and rebate billing, Medicare rebate reserve includes both an estimate of outstanding claims for end-customer sales that have occurred but for which the related claim has not been billed, as well as an estimate for future claims that will be made when inventory in the distribution channel is sold through to Medicare Part D participants.

To evaluate the adequacy of the government rebate reserves, reserves are reviewed on a quarterly basis against actual claims data to ensure the liability is fairly stated. We continually monitor the government rebate reserve and adjust estimates if it is expected that actual government rebates may differ from established accruals. Accruals for government rebates are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to accrued government rebates in the consolidated balance sheets.

Returns

A returns policy is in place that allows customers to return product within a specified period prior to and after the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. Product returns are settled through the issuance of a credit to the customer. The estimate for returns is based upon historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. We continually monitor estimates for returns and adjust when it is expected that actual product returns may differ from the established accruals. Accruals for returns are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to the return goods reserve in the consolidated balance sheets.

Administrative Fees and Other Rebates

Administrative fees or rebates are offered to wholesalers, group purchasing organizations, and indirect customers. Fees and rebates are accrued, by product by wholesaler, at the time of sale based on contracted rates and NPPs. To evaluate the adequacy of the administrative fee accruals, on-hand inventory counts are obtained from the wholesalers. We continually monitor administrative fee activity and adjust accruals when it is expected that actual administrative fees may differ from the accruals. Accruals for administrative fees and other rebates are recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable or accrued expenses in the consolidated balance sheets.

Co-payment Assistance

Patients who meet certain eligibility requirements may receive co-payment assistance funded by us. We record contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded on unredeemed co-payment assistance related to products for which control has been transferred to the customer.

Prompt Payment Discounts

Sales discounts may be granted to customers for prompt payment. The reserve for prompt payment discounts is based on invoices outstanding. Based on past experience, it is assumed that all available discounts will be taken. Accruals for prompt payment discounts are recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable in the consolidated balance sheets.

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

We account for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2024 and 2023, there was $2,858,000 and $2,822,000, respectively, of unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had an accrual for interest or penalties of $69,000 and $40,000 in the consolidated balance sheets at December 31, 2024 and 2023, respectively, and have recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2024 and 2023 of $69,000 and $40,000, respectively. We are subject to taxation in the U.S., California, New Jersey, Tennessee, and various other states. Our tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, we capitalize third-party legal costs and filing fees associated with obtaining and prosecuting claims related to its patents and trademarks. Once the patents have been issued, we amortize these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Acquired product rights, including NDAs, are amortized over their estimated useful lives, generally 4-15 years, based on a straight-line method. Trademarks are an indefinite-lived intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

As a result of our assessments in 2024 and 2023, we concluded that goodwill is not impaired as of December 31, 2024 and 2023.

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

As a result of its assessment in 2024 and 2023, we recorded an impairment charge of $253,000 and $380,000, respectively, related to the impairment of certain licenses, trademarks, patents and patent applications (see Note 11 to our consolidated financial statements).

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures mean controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Crowe LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements, has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting which is included herein. The report by Crowe LLP is included in our consolidated financial statements beginning on page F-1 of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended December 31, 2024, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

 We have adopted an Insider Trading Policy governing transactions in our securities by all officers of the Company and its subsidiaries, all members of the Company’s Board of Directors and all employees of the Company and its subsidiaries, and we believe such policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K. It is our policy to comply with all applicable securities laws and regulations (including appropriate approvals by our Board of Directors, if required) when engaging in transactions in our securities.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among Imprimis Pharmaceuticals, Inc., Transdel Pharmaceuticals Holdings, Inc. and Trans-Pharma Acquisition Corp. Incorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007).
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).
3.2	Amended and Restated Bylaws of Harrow, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).
4.1	Description of the Company’s Securities (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 19, 2024).
4.2	Indenture dated April 20, 2021, between Harrow, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.3	First Supplemental Indenture dated April 20, 2021 between Harrow, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).
4.4	Form of 8.625% Senior Note due 2026 (included as Exhibit A in Exhibit 4.3).
4.5	Second Supplemental Indenture dated December 20, 2022 between Harrow, Inc. and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on December 20, 2022).
4.6	Form of 11.875% Senior Note due 2027 (included as Exhibit A in Exhibit 4.5).
10.1	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007).
10.2#	Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Stock Incentive and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013).

10.3#	Amendment No. 1 to Imprimis Pharmaceuticals, Inc. Amended and Restated 2007 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 6, 2013).
10.4#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007).
10.5#	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on September 21, 2007).
10.6#	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 8, 2013).
10.7#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016).
10.8#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016).
10.9#	Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016).
10.10	License Agreement dated April 1, 2017 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on April 6, 2017).
10.11#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017).
10.12#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017).
10.13#	Consulting Agreement dated May 1, 2017 between Eton Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 10, 2017).
10.14#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017).
10.15#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017).
10.16#	Consulting Agreement dated October 27, 2017 between Surface Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on March 8, 2017).

10.17	Asset Purchase and License Agreement dated September 28, 2017 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018).
10.18	Amended and Restated Asset Purchase and License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Surface Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on May 15, 2018).
10.19	Amended and Restated License Agreement dated April 10, 2018 between Imprimis Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018).
10.20	Consulting Agreement dated March 1, 2018 between Surface Pharmaceuticals, Inc. and Richard L. Lindstrom, M.D. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 6, 2018).
10.21#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018).
10.22#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018).
10.23#	Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018).
10.24	Asset Purchase Agreement dated December 11, 2018 between Harrow, Inc. (fka Imprimis Pharmaceuticals, Inc.) and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on February 5, 2019).
10.25#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 14, 2019).
10.26#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 14, 2019).
10.27#	Consulting Agreement dated June 3, 2019 between Mayfield Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 14, 2019).
10.28#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.64 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.29#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.30#	Consulting Agreement dated February 13, 2020 between Stowe Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.66 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 13, 2020).
10.31	License and Supply Agreement dated July 25, 2021 between Harrow, Inc. and Sintetica, S.A. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 10, 2021).

10.32#	Harrow, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 25, 2017).
10.33#	First Amendment to the Harrow, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to Harrow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2021).
10.34	Loan and Security Agreement dated September 1, 2021 among Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 2, 2021).
10.35	First Amendment to Loan and Security Agreement dated April 8, 2022 between Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 14, 2022).
10.36	Second Amendment to Loan and Security Agreement dated September 21, 2022 between Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 14, 2022).
10.37	Asset Purchase Agreement dated December 17, 2021 between Harrow, Inc. and Novartis Technology, LLC and Novartis Ophthalmics AG (incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 10, 2022).
10.38	Asset Purchase Agreement dated December 13, 2022 between Harrow, Inc. and Novartis Technology, LLC and Novartis Innovative Therapies AG (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on December 14, 2022).
10.39	Loan and Security Agreement dated December 14, 2022 between Harrow, Inc. and B. Riley Commercial Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on May 11, 2023).
10.40	Credit and Guaranty Agreement dated March 27, 2023 between Harrow, Inc. and Oaktree Fund Administration, LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on May 11, 2023).
10.41	First Amendment to Credit Agreement and Guaranty dated July 18, 2023 to the Credit Agreement and Guaranty dated March 27, 2023 between Harrow, Inc. and Oaktree Fund Administration, LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 9, 2023).
10.42	Second Amendment to License and Supply Agreement dated August 4, 2023 between Harrow IP, LLC and Sintetica S.A (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 13, 2023).
10.43	Third Amendment to License and Supply Agreement dated February 6, 2024 between Harrow IP, LLC and Sintetica S.A. (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 19, 2024).
10.44	Second Amendment to the Credit Agreement and Guaranty dated October 25, 2024 to the Credit Agreement and Guaranty dated March 27, 2023 between Harrow, Inc. and Oaktree Fund Administration, LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 14, 2024).
10.45#*	Offer Letter Agreement, dated as of November 18, 2024, by and between Harrow, Inc. and Amir H. Shojaei.

16	Letter from KMJ Corbin & Company LLP (incorporated herein by reference to Exhibit 16 to Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on June 26, 2024).
19*	Harrow, Inc. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm - Crowe LLP
23.2*	Consent of Independent Registered Public Accounting Firm - KMJ Corbin & Company LLP
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*	Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew R. Boll, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, Chief Financial Officer.
97	Harrow, Inc. Policy Regarding the Mandatory Recovery of Compensation (incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 19, 2024).
101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL (included as Exhibit 101)

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the filing that is incorporated herein by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW, INC.

By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2025

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Chairman of the Board	March 27, 2025
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	Chief Financial Officer and Corporate Secretary	March 27, 2025
Andrew R. Boll	(Principal Accounting and Financial Officer)

/s/ Adrienne L. Graves	Director	March 27, 2025
Adrienne L. Graves

/s/ Lauren P. Silvernail	Director	March 27, 2025
Lauren P. Silvernail

/s/ Perry J. Sternberg	Director	March 27, 2025
Perry J. Sternberg

FINANCIAL STATEMENTS

Harrow, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Harrow, Inc.

Nashville, Tennessee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Harrow, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Sales Deductions – Branded Products

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, sales of branded pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative fees and other rebates, co-pay assistance and prompt pay discounts (collectively, “sales deductions”). Management estimates the sales deductions by product using information related to patient usage, sales mix, wholesale acquisition cost, calculated average manufacturer price or best price, inventory levels in the distribution channel, expected claims, actual returns experience, contracted rates, estimate of program participation and redemption and invoices outstanding. Management’s estimate can be affected by changes in customer mix, changes in terms with customers, changes in volume of off contract purchases and change in the wholesale acquisition cost, among other items. Management utilizes the services of a third-party professional services firm to estimate rebates and chargebacks associated with sales of its branded pharmaceutical products.

We identified auditing the estimates of product sales deductions for certain branded pharmaceutical products related to chargebacks, government rebates, administrative fees and other rebates and co-pay assistance as a critical audit matter given the significant judgment required by management in determining assumptions such as inventory levels in the distribution channel and estimated patient usage. In addition, estimating the product sales deductions for government rebates requires significant judgment related to the estimates of outstanding and expected future claims for end customer sales. Auditing these assumptions required a high degree of auditor judgment and subjectivity and extensive audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the assumptions used in determining the product sales deductions included testing the design and operating effectiveness of management’s controls over the product sales deductions, including controls over the relevance and reliability of external data, the assumptions used to estimate these sales deductions, and management’s retrospective review of the estimates. Our procedures also included testing management’s estimation process for determining accruals for these sales deductions, including evaluating the significant assumptions by comparing the estimated accrual rates used in management’s analysis to inventory in the distribution channel and estimated sales to end customers utilizing external third-party data and actual claims received. We assessed the relevance and reliability of the external data used in management’s analysis and verified the mathematical accuracy of the calculations used in management’s analysis. We evaluated management’s ability to accurately estimate the sales deduction accruals by retrospectively comparing historically recorded accruals to the actual claims amounts. In addition, we assessed subsequent events to determine whether there was any new information that would require adjustment to the accruals.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Costa Mesa, California

March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Harrow, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Harrow, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company’s auditor from 2007 to 2024.

Glendora, California
March 19, 2024 (March 27, 2025 as to Note 19)

HARROW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$47,247,000	$74,085,000
Investment in Eton Pharmaceuticals	-	8,681,000
Accounts receivable, net	116,373,000	36,261,000
Inventories	10,702,000	10,867,000
Prepaid expenses and other current assets	15,329,000	9,588,000
Total current assets	189,651,000	139,482,000
Property, plant and equipment, net	3,734,000	3,521,000
Capitalized software costs, net	1,751,000	2,138,000
Operating lease right-of-use assets, net	8,554,000	6,785,000
Intangible assets, net	184,949,000	159,906,000
Goodwill	332,000	332,000
TOTAL ASSETS	$388,971,000	$312,164,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,406,000	$24,581,000
Accrued rebates and copay assistance	39,900,000	18,432,000
Accrued payroll and related liabilities	9,496,000	5,450,000
Deferred revenue and customer deposits	44,000	75,000
Current portion of operating lease obligations	497,000	806,000
Total current liabilities	91,343,000	49,344,000
Operating lease obligations, net of current portion	8,792,000	6,524,000
Notes payable, net of unamortized debt discounts	219,539,000	185,885,000
TOTAL LIABILITIES	319,674,000	241,753,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,622,214 and 35,168,260 shares issued and outstanding at December 31, 2024 and 2023, respectively	35,000	35,000
Additional paid-in capital	221,002,000	204,635,000
Accumulated deficit	(151,385,000)	(133,904,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	69,652,000	70,766,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	69,297,000	70,411,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,971,000	$312,164,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Revenues:
Product sales, net	$198,619,000	$117,447,000
Other revenues	995,000	12,746,000
Total revenues	199,614,000	130,193,000
Cost of sales	(49,245,000)	(39,640,000)
Gross profit	150,369,000	90,553,000
Operating expenses:
Selling, general and administrative	129,064,000	83,090,000
Research and development	12,230,000	6,652,000
Impairment of long-lived assets	253,000	380,000
Total operating expenses	141,547,000	90,122,000
Income from operations	8,822,000	431,000
Other (expense) income:
Interest expense, net	(22,786,000)	(21,324,000)
Investment (loss) gain from Eton Pharmaceuticals	(3,171,000)	3,092,000
Loss on extinguishment of debt	-	(5,465,000)
Other expense, net	(185,000)	(444,000)
Total other expense, net	(26,142,000)	(24,141,000)
Loss before income taxes	(17,320,000)	(23,710,000)
Income tax expense	(161,000)	(701,000)
Net loss	(17,481,000)	(24,411,000)
Basic and diluted net loss per share of common stock	$(0.49)	$(0.75)
Weighted average number of shares of common stock outstanding, basic and diluted	35,650,714	32,616,777

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional		Harrow Inc.
		Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2023	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	235,975	-	294,000	-	294,000	-	294,000
Vesting of RSUs and PSUs	1,847,876	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(714,445)	(1,000)	(13,012,000)	-	(13,013,000)	-	(13,013,000)
Stock-based compensation expense	-	-	15,696,000	-	15,696,000	-	15,696,000
Net loss	-	-	-	(24,411,000)	(24,411,000)	-	(24,411,000)
Balance at December 31, 2023	35,168,260	35,000	204,635,000	(133,904,000)	70,766,000	(355,000)	70,411,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	259,024	-	1,110,000	-	1,110,000	-	1,110,000
Vesting of RSUs and PSUs	332,517	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(137,587)	-	(2,362,000)	-	(2,362,000)	-	(2,362,000)
Stock-based compensation expense	-	-	17,619,000	-	17,619,000	-	17,619,000
Net loss	-	-	-	(17,481,000)	(17,481,000)	-	(17,481,000)
Balance at December 31, 2024	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,481,000)	$(24,411,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	1,850,000	1,530,000
Amortization of intangible assets	11,783,000	10,082,000
Amortization of operating lease right-of-use assets	904,000	728,000
Provision for credit losses	120,000	332,000
Amortization of debt issuance costs and debt discount	4,205,000	4,097,000
Investment loss (gain) from investment in Eton	3,171,000	(3,092,000)
Loss on disposal of equipment	-	168,000
Loss on impairment of intangible assets	253,000	380,000
Loss on extinguishment of debt	-	5,465,000
Stock-based compensation	17,619,000	15,696,000
Changes in assets and liabilities:
Accounts receivable	(80,232,000)	(30,344,000)
Inventories	165,000	(4,326,000)
Prepaid expenses and other current assets	(6,072,000)	(5,647,000)
Accounts payable, accrued expenses, accrued rebates and copay assistance	37,498,000	31,795,000
Accrued payroll and related liabilities	4,046,000	1,425,000
Deferred revenue	(31,000)	(38,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(22,202,000)	3,840,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of investments	5,510,000	-
Investment in patent and trademark assets	(79,000)	(18,000)
Purchase of product NDAs and patents	(37,000,000)	(151,075,000)
Purchases of property, plant and equipment	(1,595,000)	(1,460,000)
NET CASH USED IN INVESTING ACTIVITIES	(33,164,000)	(152,553,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from 11.875% notes payable, net of costs	-	4,961,000
Proceeds from Oaktree credit facility debt, net of costs	29,780,000	73,552,000
Payment of taxes upon vesting of PSUs, RSUs and exercise of stock options	(2,362,000)	(13,013,000)
Proceeds from exercise of stock options	1,110,000	379,000
Proceeds from B Riley senior secured note, net of costs	-	55,879,000
Repayment of B. Riley senior secured note	-	(59,750,000)
Proceeds from public offering of common stock, net of offering costs	-	64,520,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,528,000	126,528,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,838,000)	(22,185,000)
CASH AND CASH EQUIVALENTS, beginning of period	74,085,000	96,270,000
CASH, CASH EQUIVALENTS, end of period	$47,247,000	$74,085,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$374,000	$-
Cash paid for interest	$20,594,000	$18,887,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Reclassification of deferred financing costs	$-	$1,950,000
Accrual of exit fee related to Oaktree Loan	$1,050,000	$2,713,000
Insurance premium financed	$-	$873,000
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$81,000	$299,000
Right-of-use assets obtained in exchange for new operating lease obligations	$3,230,000	$-
Change in extension assumptions of right-of-use assets for operating lease obligations	$(557,000)	$-
Reclassification of deferred commitment fees from prepaid expenses into debt issuance costs	$331,000	$-

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Harrow has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.

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

Risks and Uncertainties

The Company is subject to certain regulatory standards, approvals, guidelines and inspections which could impact the Company’s ability to make, dispense, and sell certain products or subject the Company to enforcement actions. The Company’s 503B facility was inspected in 2024. The Company has been in discussions with the U.S. Food and Drug Administration (“FDA”) regarding the 2024 and other past FDA inspections of its 503B facility and has developed action plans to address observations made by FDA during these inspections and has communicated those plans to FDA. If the Company was required to cease compounding and selling certain products as a result of regulatory guidelines or inspections, it could have a material impact on the Company’s financial condition, liquidity and results of operations.

Liquidity

In January 2026 the Oaktree Loan (see Note 13) becomes due which totals $107,500,000 principal amount outstanding at December 31, 2024. The maturity of this debt obligation without a refinancing event could raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently in discussions with its current senior lender, Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), and other potential lenders about refinancing the Oaktree Loan. Management expects to move into more definitive discussions and negotiations with Oaktree and potential lenders in the summer and fall of 2025. Management believes it is probable that the Company will be able to refinance the Oaktree Loan based on the Company’s collateral strength and expected cash flows from operations; however, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all. If the Company is unable to successfully refinance the Oaktree Loan, the Company does not expect to have the ability to repay the Oaktree Loan in full.

The Company believes that one of the other alternatives available to it in lieu of refinancing the Oaktree Loan is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of the uncertainty regarding the Company’s ability to refinance the Oaktree Loan or sell some of its assets to meet its obligations.

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

Accounts receivable at December 31, 2024 and 2023 are net of allowances for credit losses of $416,000 and $371,000, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2024 and 2023:

Balance at January 1, 2023	$73,000
Change in expected credit losses	332,000
Write-offs, net of recoveries	(34,000)
Balance at December 31, 2023	371,000
Change in expected credit losses	120,000
Write-offs, net of recoveries	(75,000)
Balance at December 31, 2024	$416,000

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

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, would be recognized as a gain or loss and recorded in the consolidated statement of operations.

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

The noncontrolling interests in the consolidated balance sheets as of December 31, 2024 and 2023, relate to consolidated subsidiaries for which the Company does not own 100% of the equity interests, and that no longer have active operations, assets and related financial activity.

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

Research and Development

Research and development (“R&D”) expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts. The Company expenses all costs related to R&D as they are incurred.

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

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where the Company has identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see “Goodwill and Intangible Assets” below). If costs are not capitalized, they are expensed as incurred.

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

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. As of December 31, 2024 and 2023, there was $2,858,000 and $2,822,000, respectively, of unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an accrual for interest or penalties of $69,000 and $40,000 in the consolidated balance sheets at December 31, 2024 and 2023, respectively, and have recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2024 and 2023 of $69,000 and $40,000, respectively. The Company is subject to taxation in the U.S., New Jersey, Tennessee, and various other states. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Investment in Eton Pharmaceuticals, Inc.

The Company’s investment in Eton Pharmaceuticals, Inc. (“Eton”) consisted of common stock with a readily determinable fair value which was carried at fair value with changes in fair value recognized in earnings. In accordance with ASC 321, Investments — Equity Securities, the Company recorded an unrealized holding gain from its Eton common stock position of $3,092,000 during the year ended December 31, 2023 related to the change in fair market value of its investment in Eton during the measurement period.

At December 31, 2023, the Company owned 1,982,000 shares of Eton common stock, which represented less than 10% of the equity interests of Eton. In April 2024, the Company sold all of its shares for $5,510,000 and recognized a loss of $3,171,000. As of December 31, 2024 and 2023, the fair market value of the Company’s investment in Eton was $0 and $8,681,000, respectively.

Accounts Receivable

Accounts receivable is stated net of allowances for credit losses and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. The Company’s gross product revenues are subject to a variety of contractual deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Accounts receivable at December 31, 2024 are presented net of allowances for credit losses of $416,000 and $19,731,000 for contractual adjustments (in aggregate $20,147,000) and at December 31, 2023, net of allowances for credit losses of $371,000 and $14,875,000 for contractual adjustments (in aggregate $15,246,000).

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

Investment in Melt Pharmaceuticals, Inc. – Related Party

The Company owns 3,500,000 shares of common stock and 2,334,256 shares of preferred stock of Melt (representing in aggregate approximately 45% of the equity interests as of December 31, 2024). The Company analyzes its investment in Melt and related agreements on a regular basis to evaluate its position of variable interests in Melt. The Company has determined that it does not have the ability to control Melt, however it has the ability to exercise significant influence over the operating and financial decisions of Melt and uses the equity method of accounting for this investment. Under this method, the Company recognizes earnings and losses in Melt in its consolidated financial statements and adjusts the carrying amount of its investment in Melt accordingly. Any intra-entity profits and losses are eliminated. During the year ended December 31, 2021, the Company reduced the carrying value of its investment in Melt to $0 as a result of the Company recording its share of equity losses in Melt since its deconsolidation in 2019. As of December 31, 2022, and at the time of entering into the Melt Loan Agreement (see Note 5), the Company owned 100% of Melt’s indebtedness. Following the reduction of the carrying value of the Company’s common stock investment in Melt to $0, the Company began recording 100% of the equity method losses of Melt, based on its ownership of Melt’s total indebtedness. In addition, the Company treated interest paid in kind on the Melt Loan Agreement as an in-substance capital contribution and reduced its investment in Melt accordingly, rather than recording interest income.

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

The following table summarizes the Company’s investments in Melt as of December 31, 2024 and 2023:

	Cost Basis	Share of Equity Method Losses	Net Carrying value
Common stock	$5,810,000	$(5,810,000)	$-
Preferred stock	18,397,000	(18,397,000)	-
	$24,207,000	$(24,207,000)	$-

At December 31, 2024 and 2023, the Company recorded $0 and $89,000, respectively, due from Melt for reimbursable expenses and amounts due under a Management Services Agreement between the Company and Melt (the “Melt MSA”), which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

The following table summarizes the Company’s investment in Surface as of December 31, 2024 and 2023:

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

Goodwill and Intangible Assets

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third-party legal costs and filing fees associated with obtaining and successfully prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life, generally 20 years, using the straight-line method. Acquired product rights, including new drug applications (“NDAs”), are amortized over their estimated useful lives, generally 4-15 years, based on a straight-line method. Trademarks are an indefinite-lived intangible asset and are assessed for impairment based on future projected cash flows as further described below.

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

As a result of its assessment in 2024, the Company concluded that goodwill is not impaired as of December 31, 2024.

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

Leases

At the inception of a contract the Company determines if the arrangement is, or contains, a lease. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, discounted using the Company’s incremental borrowing rate of the debt outstanding. Lease expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months of less) and (ii) combines lease and non-lease elements of its operating leases as a single lease component. As of December 31, 2024 and 2023, the Company did not have any finance leases.

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

At December 31, 2023, the Company measured its investment in Eton on a recurring basis. The Company’s investment in Eton was classified as Level 1 as the fair value was determined using quoted market prices in an active market for the same securities. As of December 31, 2023, the fair market value of the Company’s investment in Eton was $8,681,000.

The Company’s 2026 Notes (as defined in Note 13) are carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes (as defined in Note 13) are carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 13) is carried at face value less the original issue discount and unamortized debt issuance costs on the consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The Oaktree Loan is classified as a Level 2 instrument and its fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$74,002,000	$75,840,000	$73,218,000	$70,260,000
2027 Notes	$38,130,000	$42,198,000	$37,413,000	$40,363,000
Oaktree Loan	$107,407,000	$112,932,000	$75,254,000	$78,633,000

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

Stock-Based Compensation

All stock-based payments to employees, directors and consultants, including grants of stock options, warrants, restricted stock units (“RSUs”), performance stock units (“PSUs) and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. The Company uses the Black-Scholes-Merton option pricing model and Monte Carlo simulation model to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The Company provides newly issued shares of common stock to satisfy the exercise and vesting for stock-based compensation awards.

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

Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested RSUs, and unvested PSUs were 4,390,124 and 4,642,259 at December 31, 2024 and 2023, respectively, and are excluded in the calculation of diluted net loss per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at December 31, 2024 and 2023 was 211,020 and 215,539, respectively.

The following table shows the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023

Numerator – net loss	$(17,481,000)	$(24,411,000)
Denominator – weighted average number of shares outstanding, basic and diluted	35,650,714	32,616,777
Net loss per share, basic and diluted	$(0.49)	$(0.75)

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The Company adopted ASU 2023-07 on a retrospective basis as of December 31, 2024. The adoption did not impact the Company’s financial statements, other than with respect to expanded disclosures.

Accounting Guidance Issued but Not Adopted at December 31, 2024

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to the consolidated balance sheet at December 31, 2023, to reclassify the Oaktree Loan exit fee to be included in the net debt amount (see Note 13).

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has three primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, (2) revenue recognized from transfer of acquired product sales and profits, and (3) revenue recognized from intellectual property licenses.

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

Variable Consideration

Sales of branded pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative fees, co-pay assistance and other rebates, and prompt pay discounts. Estimates for these elements of variable consideration require significant judgment.

Chargebacks

Chargebacks, primarily from distributors and wholesalers, result from arrangements with indirect customers establishing prices for products which the indirect customer purchases through a wholesaler. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides a chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price, typically Wholesale Acquisition Cost (“WAC”).

Prior period chargebacks claimed by wholesalers are analyzed to determine the actual net price per package (“NPP”) for each product. This calculation is performed by product, by wholesaler. NPPs can be affected by several factors such as:

•	Changes in customer mix

•	Changes in negotiated terms with customers

•	Changes in the volume of off-contract purchases

•	Changes in WAC

As necessary, NPPs are adjusted based on anticipated changes in the factors above.

The difference between NPP and WAC is recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable in the consolidated balance sheets, at the time revenue is recognized from the product sale. The Company continually monitors chargeback activity and adjusts NPPs when the Company believes that actual selling prices will differ from current NPPs.

Government Rebates

Government rebates reserve consists of estimated payments due to governmental agencies for utilization of the Company’s products by beneficiaries under such governmental programs. The two largest government programs are Medicaid and Medicare.

The Company participates in the Medicaid Drug Rebate Program and pays rebates to the states related to Medicaid beneficiary utilization of the Company’s products. Medicaid rebates are billed within 60-90 days of the end of the quarter in which the product was dispensed to a Medicaid beneficiary. Medicaid rebate amounts per product unit are established by law, based on the Average Manufacturer Price (“AMP”), which is reported on a monthly and quarterly basis, and, in the case of branded products, best price, which is reported on a quarterly basis. Medicaid reserves are based on expected claims from state Medicaid programs. Estimates for expected claims are driven by patient usage, sales mix, calculated AMP or best price, as well as inventory in the distribution channel that will be subject to a Medicaid rebate. As a result of the delay between selling the products, dispensing the products and rebate billing, the Medicaid rebate reserve includes both an estimate of outstanding claims for end-customer sales that have occurred but for which the related claim has not been billed, as well as an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Many of the Company’s branded products are also covered under Medicare. The Company participates in the Coverage Gap Discount Program in order for its branded products to be covered by Medicare Part D and must provide a rebate for any products sold under NDAs dispensed to Medicare Part D beneficiaries while the beneficiaries are in the Coverage Gap phase of the benefit. This applies to all products sold under NDAs. Estimates for these discounts are based on historical experience with Medicare rebates for products. Medicare rebates are billed quarterly for drugs dispensed to Medicare beneficiaries in the prior quarter, which is typically 120 days after the product is shipped. As a result of the delay between selling the products, dispensing the products and rebate billing, Medicare rebate reserve includes both an estimate of outstanding claims for end-customer sales that have occurred but for which the related claim has not been billed, as well as an estimate for future claims that will be made when inventory in the distribution channel is sold through to Medicare Part D participants.

To evaluate the adequacy of the government rebate reserves, reserves are reviewed on a quarterly basis against actual claims data to ensure the liability is fairly stated. The Company continually monitors the government rebate reserve and adjusts estimates if it is expected that actual government rebates may differ from established accruals. Accruals for government rebates are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to accrued rebates in the consolidated balance sheets.

Returns

A returns policy is in place that allows customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. Product returns are settled through the issuance of a credit to the customer. The estimate for returns is based upon historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. The Company continually monitors estimates for returns and adjusts when it is expected that actual product returns may differ from the established accruals. Accruals for returns are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to the accrued expenses in the consolidated balance sheets.

Administrative Fees and Other Rebates

Administrative fees or rebates are offered to wholesalers, group purchasing organizations, and indirect customers. Fees and rebates are accrued, by product by wholesaler, at the time of sale based on contracted rates and NPP. To evaluate the adequacy of the administrative fee accruals, on-hand inventory counts are obtained from the wholesalers. The Company continually monitors administrative fee activity and adjusts accruals when it is expected that actual administrative fees may differ from the accruals. Accruals for administrative fees and other rebates are recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable or accrued expenses in the consolidated balance sheets.

Co-payment Assistance

Patients who meet certain eligibility requirements may receive co-payment assistance funded by the Company. The Company records contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded on unredeemed co-payment assistance related to products for which control has been transferred to the customer.

Prompt Payment Discounts

Sales discounts may be granted to customers for prompt payment. The reserve for prompt payment discounts is based on invoices outstanding. Based on past experience, it is assumed that all available discounts will be taken. Accruals for prompt payment discounts are recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable in the consolidated balance sheets.

The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the consolidated financial statements for the years ended December 31, 2024, and 2023:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2022 (1)	256,000	-	49,000	370,000	-	31,000	706,000
Accruals/Adjustments	6,093,000	5,153,000	1,576,000	33,498,000	1,310,000	1,542,000	49,172,000
Credits Taken Against Reserve	(3,539,000)	(1,568,000)	(854,000)	(9,799,000)	(339,000)	(472,000)	(16,571,000)
Balance at December 31, 2023 (1)	2,810,000	3,585,000	771,000	24,069,000	971,000	1,101,000	33,307,000
Accruals/Adjustments	8,607,000	11,968,000	9,089,000	81,722,000	98,052,000	5,941,000	215,379,000
Credits Taken Against Reserve	(10,457,000)	(3,193,000)	(8,411,000)	(72,918,000)	(89,411,000)	(4,665,000)	(189,055,000)
Balance at December 31, 2024 (1)	960,000	12,360,000	1,449,000	32,873,000	9,612,000	2,377,000	59,631,000

(1)	Chargebacks and other allowances are included as an offset to accounts receivable in the consolidated balance sheets. Administrative Fees and Other Rebates, Prompt Payment Discounts and Returns are included as a reduction to accounts receivable, net of chargebacks and other allowances or accrued expenses and other in the consolidated balance sheets. Government Rebates are included in accrued government rebates and copay assistance in the consolidated balance sheets.

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

Revenue disaggregated by revenue source for the years ended December 31, 2024 and 2023, consists of the following:

	For the Years Ended December 31,
	2024	2023
Product sales, net	$198,619,000	$117,447,000
Transfer of acquired product sales/profits	995,000	12,746,000
Total revenues	$199,614,000	$130,193,000

Deferred revenue and customer deposits at December 31, 2024 and 2023, were $44,000 and $75,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2023 were recognized as revenue during the year ended December 31, 2024.

NOTE 4. RECENT PRODUCT ACQUISITIONS AND LICENSES

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

Under the terms of the Santen Agreements, the Company made an initial one-time payment of $8,000,000. In addition, the Santen Agreements provide for various one-time contingent milestone payments associated with certain manufacturing-related events as well as low-double digit royalty payments on net sales of VERKAZIA and high-single digit royalty payments on net sales of CATIONORM PLUS. Under the Santen Agreements, the Company also assumed certain obligations associated with other third parties that require mid-single digit royalties on sales of FRESHKOTE and ZERVIATE. Immediately following the closing and subject to certain conditions, prior to the transfer of the Santen Products NDAs and other marketing authorizations to the Company, Santen continued to sell the Santen Products on the Company’s behalf and transfer the net profit from the sale of the Santen Products to the Company. In October 2023, the Company completed the transfer of the U.S. NDAs and rights of the Santen Products.

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

The Company incurred $139,000 in costs associated with the Santen Products Acquisition, the payment of $8,000,000 at closing and a near term milestone of $500,000. The total purchase price of the Santen Products Acquisition was $8,639,000 and was accounted for as an asset acquisition. At the time of the Santen Products Acquisition and as of December 31, 2023 and 2024, the remaining contingent consideration due was not considered probable and reasonably estimable and therefore, no amount was included in the purchase price of the Santen Products Acquisition. At the time the contingent consideration due becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price.

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

The assets acquired in the NVS 5 Acquisition are identifiable intangible asset groups in similar asset classes and all directly related to the five product NDAs acquired. The developed technology is within one major intangible asset class. No workforce/employees were included in the NVS 5 Acquisition, and the Company is required to utilize its own business inputs/processes to transfer and commercialize the NVS 5 Products and NDAs.

The Company incurred $558,000 in costs associated with the NVS 5 Acquisition. Including such acquisition costs and the payment of $130,000,000 at closing, the total purchase price of the NVS 5 Acquisition was $130,558,000 and was accounted for as an asset acquisition. At the time of the NVS 5 Acquisition and as of December 31, 2023, the contingent consideration due related to the commercial availability of TRIESENCE was not considered probable and reasonably estimable and, therefore, no amount was included in the purchase price of the NVS 5 Acquisition. In 2024, the Company determined the milestone related to the commercial availability of TRIESENCE was probable of being achieved, and recognized the $37,000,000 milestone payment as an increase in the amount of intangible assets and allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percent of the total purchase price. The Company does not consider any amounts related to TRIESENCE to be in-process research and development (IPR&D) as considered within the scope of ASC 730, Research and Development.

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

In February 2019, the Company entered into the Melt MSA, whereby the Company provided to Melt certain administrative services and support, including bookkeeping, web services and human resources related activities, and Melt was required to pay the Company a monthly amount of $10,000. The Melt MSA was terminated effective July 1, 2023. During the years ended December 31, 2024, and 2023, the Company recorded $0 and $89,000, respectively, due from Melt for reimbursable expenses and amounts payable pursuant to the Melt MSA, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of each of December 31, 2024 and 2023, the Company was due $228,000 from Melt for reimbursable expenses and amounts due under the Melt MSA. Melt did not make any payments to the Company during the year ended December 31, 2024. The Company made a cash advance to Melt of $500,000 and Melt repaid the $500,000 cash advance during the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023, Melt raised over $3,300,000 and $20,586,000, respectively, in gross proceeds from third party investors related to its Series B Preferred Stock offerings.

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

On December 28, 2023, the Company terminated the Melt Loan Agreement. As of the date of termination, approximately $18,395,000 remained outstanding under the Melt Loan Agreement. Pursuant to the terms of a Settlement and Payoff Agreement, dated as of December 28, 2023, by and between the Company and Melt (the “Settlement Agreement”), the Company received 2,260,000 shares of Melt’s Series B-1 Preferred Stock and 74,256 shares of Melt’s Series B Preferred Stock (which both series have similar rights and preferences) in consideration for the full payment of all amounts outstanding under the Melt Loan Agreement. The Settlement Agreement contains customary representations, warranties and releases of the parties and requires the parties to enter into a registration rights agreement providing the Company with rights consistent with other holders of preferred stock of Melt. The Company concluded the Settlement Agreement is in substance a funding of the Company’s share of prior unrecorded losses and, therefore, those suspended losses must be recognized first against the value of the new preferred stock investments. This resulted in reducing the carrying value of the Company’s investment in Melt, including the carrying value of the Preferred Stock received, to zero (the consideration received in the form of an equivalent fair value of Melt’s Preferred Stock to settle the full outstanding note receivable balance of $18,400,000 is offset by an equal amount of the funding of prior unrecorded losses). Accordingly, this settlement transaction had no quantitative effect on either the Company’s consolidated balance sheet or consolidated statement of operations for the year ended December 31, 2023.

In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the carrying amount of the note receivable and other investments in Melt have been reduced by the Company’s allocated share of Melt’s losses based on its ownership of Melt and its total indebtedness (see Note 2).

The unaudited condensed results of operations information of Melt is summarized below:

	For the Years Ended December 31,
	2024	2023
Revenues, net	$-	$-
Loss from operations	$(13,687,000)	$(7,581,000)
Net loss	$(13,238,000)	$(11,271,000)

The unaudited condensed balance sheet information of Melt is summarized below:

	December 31,
	2024	2023
Current assets	$3,068,000	$13,404,000
Total assets	$3,068,000	$13,404,000

Total liabilities	$3,008,000	$3,922,000
Total preferred stock and stockholders’ equity	60,000	9,482,000
Total liabilities and stockholders’ equity	$3,068,000	$13,404,000

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

As of December 31, 2024 and 2023, the Company owned 3,500,000 shares of Surface common stock. Adrienne Graves and Perry J. Sternberg, directors of the Company, also are directors of Surface. Mark L. Baum, who is the Company’s Chief Executive Officer, was previously a member of the Surface board of directors and resigned from his position as a director of Surface on March 31, 2023.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Raw materials	$5,362,000	$5,477,000
Work in progress	858,000	54,000
Finished goods	4,482,000	5,336,000
Total inventories	$10,702,000	$10,867,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Prepaid insurance	$1,326,000	$1,241,000
Prepaid computer software related expenses	765,000	1,613,000
Prefunded co-pay assistance	4,514,000	-
Other prepaid expenses	1,435,000	906,000
Receivable due from Melt	228,000	228,000
Annual user fees (PDUFA)	3,651,000	3,438,000
Deferred Oaktree commitment fee (see Note 13)	-	409,000
Deposits and other current assets	3,410,000	1,753,000
Total prepaid expenses and other current assets	$15,329,000	$9,588,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Property, plant and equipment, net:
Computer hardware	$1,195,000	$1,322,000
Furniture and equipment	956,000	936,000
Lab and pharmacy equipment	5,306,000	4,564,000
Leasehold improvements	7,291,000	6,771,000
	14,748,000	13,593,000
Accumulated depreciation and amortization	(11,014,000)	(10,072,000)
	$3,734,000	$3,521,000

During the year ended December 31, 2023, the Company disposed of property, plant and equipment with a net book value of $168,000 related to the discontinued use of certain lab equipment, which is included in other expense, net in the consolidated statement of operations. The Company recorded depreciation and amortization expense of $1,269,000 and $1,055,000 during the years ended December 31, 2024 and 2023, respectively.

NOTE 10. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Capitalized software costs
Capitalized internal-use software development costs	$3,395,000	$2,780,000
Acquired third-party software license for internal-use	205,000	159,000
Total gross capitalized software for internal-use	3,600,000	2,939,000
Accumulated amortization	(1,849,000)	(1,268,000)
Capitalized internal-use software in process	-	467,000
	$1,751,000	$2,138,000

The Company recorded amortization expense of $581,000 and $475,000 during the years ended December 31, 2024 and 2023, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2024 consisted of the following:

	Weighted-average				Net
	useful life		Accumulated		Carrying
	(in years)	Cost	amortization	Impairment	value
Patents	19 years	$611,000	$(216,000)	$(253,000)	$142,000
Licenses	20 years	50,000	(36,000)	-	14,000
Trademarks	Indefinite	230,000	-	-	230,000
Acquired NDAs	14 years	207,398,000	(22,962,000)	-	184,436,000
Customer relationships	7 years	596,000	(542,000)	-	54,000
Trade name	5 years	75,000	(7,000)	-	68,000
Non-competition clause	4 years	50,000	(50,000)	-	-
State pharmacy licenses	25 years	8,000	(3,000)	-	5,000
		$209,018,000	$(23,816,000)	$(253,000)	$184,949,000

The Company’s intangible assets at December 31, 2023 consisted of the following:

	Weighted-average				Net
	useful life		Accumulated		Carrying
	(in years)	Cost	amortization	Impairment	value
Patents	19 years	$984,000	$(253,000)	$(276,000)	$455,000
Licenses	20 years	100,000	(30,000)	(22,000)	48,000
Trademarks	Indefinite	281,000	-	(82,000)	199,000
Acquired NDAs	14 years	170,353,000	(11,300,000)	-	159,053,000
Customer relationships	7 years	596,000	(516,000)	-	80,000
Trade name	5 years	75,000	(5,000)	-	70,000
Non-competition clause	4 years	50,000	(50,000)	-	-
State pharmacy licenses	25 years	8,000	(7,000)	-	1,000
		$172,447,000	$(12,161,000)	$(380,000)	$159,906,000

During the years ended December 31, 2024 and 2023, the Company recorded a charge of $253,000 and $380,000, respectively, related to the impairment of certain licenses, trademarks, patents and patent applications. The Company determined that the sum of the expected undiscounted cash flows attributable to these intangible assets was less than their carrying value and that an impairment charge was required. Accordingly, the Company calculated the estimated fair value of the intangible assets based on the present value of the expected cash flows over their estimated lives. The impairment amount was calculated by deducting the present value of the expected cash flows from the carrying value. Significant estimates and assumptions used by the Company included sales and expense growth rates, and discounted projected cash flows. The estimates and assumptions used in the Company’s assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The assumptions used in the impairment analysis are inherently subject to uncertainty and, therefore, changes in these assumptions could have a significant impact on the concluded fair value.

See Note 4 related to other intangible assets acquired during the year ended December 31, 2023.

Amortization expense for intangible assets for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2024	2023
Patents	$56,000	$84,000
Licenses	35,000	7,000
Acquired NDAs	11,669,000	9,937,000
Customer relationships	22,000	54,000
Trade name	1,000	-
	$11,783,000	$10,082,000

Estimated future amortization expense for the Company’s intangible assets at December 31, 2024 is as follows:

Years ending December 31,
2025	$16,903,000
2026	16,903,000
2027	16,612,000
2028	16,205,000
2029	16,095,000
Thereafter	102,001,000
$184,719,000

In connection with an asset purchase agreement between Novartis and the Company, the Company recognized a $37,000,000 milestone payment during 2024 following the release of the first commercially available batch of TRIESENCE. The milestone payment was recognized as an increase in the amount of intangible assets for Acquired NDAs.

There were no changes in the carrying value of the Company’s goodwill during the years ended December 31, 2024 and 2023.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Accounts payable	$38,762,000	$21,424,000
Accrued insurance premium	-	873,000
Accrued interest (see Note 13)	2,538,000	1,978,000
Other accrued expenses	106,000	306,000
Total accounts payable and accrued expenses	$41,406,000	$24,581,000

The Company financed all insurance policies for the policy terms of August 17, 2023 through August 16, 2024. The financing agreements had an interest rate of 7.48% per annum and required eight monthly payments of $169,000.

NOTE 13. DEBT

Oaktree Loan Due 2026

In March 2023, the Company entered into a Credit Agreement and Guaranty, (the “Oaktree Loan”) with Oaktree, providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000 (“Tranche A”) from the Oaktree Loan and used the net proceeds to repay all amounts owed by the Company pursuant to the Loan and Security Agreement the Company previously entered into with B. Riley Commercial Capital, LLC on December 14, 2022 (the “B. Riley Loan”) – see subheading B. Riley Loan and Security Agreement – Paid in Full within this Note 13. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) was available to the Company upon the commercialization of TRIESENCE. Since Tranche B was not drawn by the Company on or before March 27, 2024, the amount available under Tranche B was reduced to $30,000,000. While undrawn, the Company was required to pay a commitment fee related to Tranche B amount equal to 2% per annum, payable quarterly. This fee was recorded within prepaid expenses and other current assets and is being amortized on a straight-line basis over the access period.

In July 2023, the Company entered into the First Amendment to the Oaktree Loan (the “Oaktree Amendment”). Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000, and the Company made other changes related to the Santen Products Acquisition (see Note 4). The Company drew down a principal amount of $12,500,000 (the “Loan Increase”) to fund the initial one-time payment associated with the Santen Products Acquisition and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were made pursuant to the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of the Santen Products Acquisition, the Company had drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan.

In October 2024, the Company entered into the Second Amendment to Credit Agreement and Guaranty with Oaktree (“Second Amendment”). Upon satisfaction of certain conditions to funding, the Company drew down the principal amount of the Tranche B commitment of $30,000,000 (the “$30,000,000 Draw”) to partially fund a one-time milestone payment to Novartis. Under its asset purchase agreement with Novartis, the Company made a one-time milestone payment to Novartis equal to $37,000,000 upon the commercial availability of TRIESENCE, which the Company paid in October 2024. In connection with the Second Amendment, the Company incurred approximately $120,000 of costs. In connection with the Second Amendment and following the $30,000,000 Draw, the Company has drawn down a total principal loan amount of $107,500,000 under the Oaktree Loan and no additional principal loan amount remains available to the Company under the Oaktree Loan.

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate plus 6.5% per annum (totaling 11.2% at December 31, 2024). The Oaktree Loan also carries an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. The total exit fee of $3,763,000 has been recorded as a debt discount. The original issue discount, fees and expenses (including the exit fee) are being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires quarterly interest-only payments with all of the unpaid principal, interest and fees due on the maturity date, January 19, 2026.

The Oaktree Loan contains customary guarantees and covenants, including financial covenants related to minimum liquidity and minimum net revenues. As of December 31, 2024, the Company was in compliance with the financial covenants.

Interest expense related to the Oaktree Loan totaled $12,568,000 and $8,804,000 for the years ended December 31, 2024 and 2023, respectively, and included the amortization of debt issuance costs and discount of $2,705,000 and $1,680,000, respectively. Also included in interest expense is the amortization of deferred commitment fees of $601,000 and $543,000, respectively.

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

Interest expense related to the 2027 Notes totaled $5,496,000 and $5,516,000 for the years ended December 31, 2024 and 2023, respectively, and included the amortization of debt issuance costs and discount of $716,000 and $736,000, respectively.

The Company’s Chief Executive Officer, Mark L. Baum, Chief Financial Officer, Andrew R. Boll, and former directors R. Lawrence Van Horn and Dr. Richard Lindstrom, in the aggregate, purchased $950,000 in principal amount of the 2027 Notes at the time of their offering.

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

Prior to February 1, 2026, the Company may, at its option, redeem the 2026 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus a make-whole amount, if any, plus accrued and unpaid interest to, but excluding, the date of redemption. The Company may redeem the 2026 Notes for cash in whole or in part at any time at its option on or after February 1, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes. The 2026 Notes trade on the Nasdaq Stock Market LLC under the symbol “HROWL”.

Interest expense related to the 2026 Notes totaled $7,253,000 and $7,251,000 for the years ended December 31, 2024 and 2023, respectively, and included amortization of debt issuance costs and discount of $784,000, and $782,000 for the years ended December 31, 2024 and 2023, respectively.

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

A summary of the Company’s debt at December 31, 2024 and 2023 is described as follows:

	December 31,	December 31,
	2024	2023
8.625% Senior Notes due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	40,250,000
Oaktree Loan due January 2026	111,263,000	80,213,000
	226,513,000	195,463,000
Less: Unamortized debt discount and issuance costs	(6,974,000)	(9,578,000)
	$219,539,000	$185,885,000

For the years ended December 31, 2024 and 2023, the total effective interest rate of the Company’s debt was 10.74%, and 10.58%, respectively.

At December 31, 2024, future minimum payments under the Company’s debt were as follows:

Amount
2025	$23,877,000
2026	193,830,000
2027	45,030,000
Total minimum payments	262,737,000
Less: amount representing interest payments	(36,224,000)
Notes payable, gross	226,513,000
Less: unamortized discount, net of premium	(6,974,000)
Notes payable, net of unamortized discount	$219,539,000

NOTE 14. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,800 square feet of office space in Carlsbad, California, which commenced in January 2022 that expires in March 2025.
●	An operating lease for 38,200 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This lease was amended, effective July 2020, to extend the term of the original lease and add 1,400 of additional square footage to the lease, amended again in May 2021 to extend the term of the lease to July 2027 and add 8,900 square feet of space, and amended in May 2023 to add another 2,861 square feet of space to the existing lease, which the Company took possession of in January 2024.
●	An operating lease for 17,700 square feet of office space in Nashville, Tennessee that expires in June 2032, and includes options to extend the lease term to June 2042.
●	An operating lease for 11,600 square feet of lab and office space in Nashville, Tennessee which commenced in September 2022 and expires in September 2027.

At December 31, 2024 and 2023, the weighted-average discount rate and the weighted-average remaining lease term for the operating leases held by the Company were 8.0% and 6.6%, respectively, and 10.2 years and 10.4 years, respectively.

During the years ended December 31, 2024 and 2023, cash paid for amounts included for the operating lease liabilities was $1,301,000 and $1,231,000, respectively, and the Company recorded operating lease expense of $1,515,000 and $1,232,000, respectively, included in selling, general and administrative expenses.

Future lease payments under operating leases as of December 31, 2024 were as follows:

Operating Leases
2025	$1,223,000
2026	1,551,000
2027	1,425,000
2028	1,288,000
2029	1,304,000
Thereafter	6,667,000
Total minimum lease payments	13,458,000
Less: amount representing imputed interest payments	(4,169,000)
Total operating lease liabilities	9,289,000
Less: current portion, operating lease liabilities	(497,000)
Operating lease obligations, net of current portion	$8,792,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At December 31, 2024 and 2023, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Common Stock

At each of December 31, 2024 and 2023, the Company had 50,000,000 shares of common stock, $0.001 par value, authorized.

Issuances During the Year Ended December 31, 2024

During the year ended December 31, 2024:

•	The Company issued 152,102 shares of common stock and received proceeds of $1,110,000 upon the exercise of options to purchase 152,102 shares of common stock with exercise prices ranging from $1.70 to $25.86 per share.

•	The Company issued 32,955 shares of common stock upon the cashless exercise of options to purchase 39,710 shares with exercise prices ranging from $1.70 to $8.00 per share.

•	The Company issued 44,860 shares of common stock to John Saharek, the Company’s Chief Commercial Officer, upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $7.37. The Company withheld 29,107 shares of common stock for payroll tax withholdings totaling $1,205,000.

•	45,000 RSUs granted in February 2021 to Andrew R. Boll, the Company’s Chief Financial Officer, vested, and 26,520 shares of the Company’s common stock were issued to Mr. Boll, net of 18,480 shares of common stock withheld for payroll tax withholdings totaling $197,000.

•	150,000 RSUs granted in February 2021 to Mark L. Baum, the Company’s Chief Executive Officer, vested, and 90,164 shares of the Company’s common stock were issued to Mr. Baum, net of 59,836 shares of common stock withheld for payroll tax withholdings totaling $638,000.

•	30,000 RSUs granted in February 2021 to John Saharek, the Company’s Chief Commercial Officer, vested, and 17,384 shares of the Company’s common stock were issued to Mr. Saharek, net of 12,616 shares of common stock withheld for payroll tax withholdings totaling $135,000.

•	50,000 RSUs granted in February 2021 to various other employees, vested, and 32,452 shares of the Company’s common stock were issued, net of 17,548 shares of common stock withheld for payroll tax withholdings totaling $187,000.

•	The Company issued 57,517 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 3,872 RSUs that vested during the year ended December 31, 2024, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

•	41,126 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable directors cease providing services to the Company.

•	8,000 shares of the Company’s common stock underlying RSUs issued to consultants vested, but the issuance and delivery of these shares has not occurred.

Issuances During the Year Ended December 31, 2023

During the year ended December 31, 2023:

●	the Company closed a public offering of shares of its common stock at an offering price of $17.75 per share (the “Offering”). The Company sold 3,887,324 shares of its common stock in the Offering, resulting in the Company receiving aggregate net proceeds of $64,520,000, after deducting underwriting discounts and commissions and other offering expenses of $4,480,000;

●	the Company settled 1,567,913 outstanding PSUs as a result of the achievement of the total stockholder returns (“TSR”) targets set forth in equity incentive awards (the “PSU Agreements”) previously issued to members of the Company’s management team in 2021 (the “2021 Awards”). The 2021 Awards were separated into four tranches and required that the Company achieve and maintain certain levels of TSR ranging from 50% to 175% per share during the five-year period following the grant date. TSR was based on the aggregate of: (i) the percent increase of the closing price of the Company’s common stock from July 22, 2021; and (ii) any dividends or like stockholder distributions as specified in the PSU Agreements. In connection with the settlement of the 2021 Awards, an aggregate of 616,984 shares of the Company’s common stock was withheld by Harrow for payroll tax obligations totaling $11,273,000;

●	the Company issued 168,963 shares of its common stock underlying RSUs held by directors that ceased providing services to the Company. The RSUs had previously vested, including 21,620 RSUs during the year ended December 31, 2023, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company;

●	the Company issued 65,148 shares of common stock and received proceeds of $379,000 upon the exercise of options to purchase 65,148 shares of common stock with exercise prices ranging from $1.70 to $8.50 per share;

●	the Company issued 62,367 shares of common stock to Mark L. Baum, the Company’s Chief Executive Officer, upon the cashless exercise of options to purchase 180,000 shares at an exercise price of $8.99 per share. The Company withheld from Mr. Baum 77,167 shares as consideration for the cashless exercise and an additional 40,466 shares for payroll tax obligations totaling $849,000;

●	the Company issued 55,558 shares of common stock to Andrew R. Boll, the Company’s Chief Financial Officer, upon the cashless exercise of options to purchase 90,000 shares at an exercise price of $6.00 per share. The Company withheld from Mr. Boll 25,521 shares as consideration for the cashless exercise and an additional 8,921 shares for payroll tax obligations totaling $189,000;

●	the Company issued 10,222 shares of common stock to John Saharek, the Company’s Chief Commercial Officer, upon the cashless exercise of options to purchase 20,000 shares at an exercise price of $4.16 per share. The Company withheld from Mr. Saharek 6,485 shares as consideration for the cashless exercise and an additional 3,293 shares for payroll tax obligations totaling $41,000;

●	upon vesting of 23,000 RSUs granted in January 2020 to Andrew R. Boll, the Company’s Chief Financial Officer, the Company issued 13,398 shares of common stock to Mr. Boll, net of 9,602 shares of common stock withheld for payroll tax withholdings totaling $142,000;

●	upon vesting of 88,000 RSUs granted in January 2020 to Mark L. Baum, the Company’s Chief Executive Officer, the Company issued 52,821 shares of common stock to Mr. Baum, net of 35,179 shares of common stock withheld for payroll tax withholdings totaling $519,000; and

●	43,023 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares were deferred until the applicable director ceased providing services to the Company.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, as subsequently amended (the “2007 Plan:). The 2007 Plan reached its term in September 2017, and the Company can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of December 31, 2024, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 38,968 shares available for future issuances under the 2017 Plan at December 31, 2024.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2024 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2024	2,711,317	$6.25
Options granted	152,500	$17.36
Options exercised	(281,812)	$7.23
Options cancelled/forfeited	(113,406)	$13.51
Options outstanding – December 31, 2024	2,469,099	$6.49	3.19	$67,035,000
Options exercisable	2,226,858	$5.52	2.59	$62,413,000
Options vested and expected to vest	2,438,378	$6.35	3.12	$66,501,000

A summary of stock option activity under the Plan for the year ended December 31, 2023 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2023	3,027,701	$5.90
Options granted	135,500	$17.81
Options exercised	(355,148)	$7.36
Options cancelled/forfeited	(96,736)	$7.49
Options outstanding – December 31, 2023	2,711,317	$6.25	4.00	$14,303,000
Options exercisable	2,432,826	$5.55	3.45	$13,760,000
Options vested and expected to vest	2,673,670	$6.15	3.93	$14,243,000

The aggregate intrinsic value in the tables above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2024 and 2023, based on the closing price of the Company’s common stock of $33.55 and $11.20, respectively, on that date.

The intrinsic value of the options exercised in 2024 and 2023 was $7,011,000 and $4,580,000, respectively. During 2024 and 2023, the Company recognized no tax benefit from stock options exercised during these periods.

During the year ended December 31, 2024, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees during the year ended December 31, 2024 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2024	2023
Weighted-average fair value of options granted	$11.46	$11.49
Expected terms (in years)	6.11	6.11
Expected volatility	68 – 73%	68 – 70%
Risk-free interest rate	3.72 – 4.48%	3.59 – 4.80%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.70	31,942	2.71	$1.68	31.942	$1.68
$1.73	250,000	3.00	$1.73	250,000	$1.73
$2.23	270,000	2.09	$2.23	270,000	$2.23
$2.40- $2.60	14,068	2.07	$2.57	14,068	$2.57
$3.95	308,500	1.25	$3.95	308,500	$3.95
$4.49- $5.72	92,300	4.61	$5.53	92,300	$5.53
$6.30	285,000	4.14	$6.30	285,000	$6.30
$6.75- $7.26	44,006	7.41	$6.84	21,319	$6.79
$7.30	274,500	5.01	$7.30	274,500	$7.30
$7.60 - $45.64	898,783	3.06	$10.09	679,229	$8.10
$1.47 - $45.64	2,469,099	3.19	$6.49	2,226,858	$5.52

As of December 31, 2024, there was approximately $2,158,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.73 years. The stock-based compensation for all stock options was $624,000 and $782,000 during the years ended December 31, 2024 and 2023, respectively.

Performance Stock Units

Grants During the Year Ended December 31, 2023

In April 2023, the Company granted an aggregate of 1,567,913 PSUs to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, Chief Commercial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2023 PSUs”). The vesting of the 2023 PSUs require (i) a minimum of a two-year service period and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets for ten consecutive trading days ranging between $25.00 to $50.00 per share, separated into four separate tranches as described further in the table below.

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

The aggregate fair value of the 2023 PSUs was $29,106,000 using a Monte Carlo Simulation with a five-year life, 65% volatility and a risk-free interest rate of 10.34%. This amount is being amortized over a two-year derived service period.

A summary of the Company’s PSU activity and related information for the year ended December 31, 2024 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2024	1,567,913	$18.56
PSUs granted	-	$-
PSUs vested	-	$-
PSUs cancelled/forfeited	-	$-
PSUs unvested – December 31, 2024	1,567,913	$18.56

A summary of the Company’s PSU activity and related information for the year ended December 31, 2023 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2023	1,567,913	$6.45
PSUs granted	1,567,913	$18.56
PSUs vested	(1,567,913)	$6.45
PSUs cancelled/forfeited	-	$-
PSUs unvested – December 31, 2023	1,567,913	$18.56

As of December 31, 2024, the total unrecognized compensation expense related to unvested PSUs was approximately $7,276,000 which is expected to be recognized over a weighted-average period of 0.25 years, based on estimated vesting schedules. The stock-based compensation for PSUs was $14,553,000 and $13,753,000 during the years ended December 31, 2024 and 2023, respectively. During 2024 and 2023, the Company recognized no tax benefit from the vesting of PSUs during these periods.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

Grants During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company’s non-employee members of the Board of Directors were granted 43,961 time-based vesting RSUs with a fair market value of $790,000, which vest in equal quarterly installments over one year. The Company also granted 283,870 time-based vesting RSUs with a fair market value of $7,286,000 to certain employees and consultants. Vesting terms for RSUs granted to employees and consultants during the year ended December 31, 2024 generally vest in equal installments over three or four years and vest in equal quarterly installments over one year.

Grants During the Year Ended December 31, 2023

During the year ended December 31, 2023, the Company’s non-employee members of the Board of Directors were granted 41,301 time-based vesting RSUs with a fair market value of $800,000, which vest in equal quarterly installments over one year. The Company also granted 86,873 time-based vesting RSUs with a fair market value of $697,000 to certain employees, which vest in full on the third anniversary of the grant date.

A summary of the Company’s RSU activity and related information for the year ended December 31, 2024 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2024	363,029	$9.23
RSUs granted	327,831	$24.64
RSUs vested	(327,998)	$10.22
RSUs cancelled/forfeited	(9,750)	$11.64
RSUs unvested at December 31, 2024	353,112	$22.55

A summary of the Company’s RSU activity and related information for the year ended December 31, 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2023	493,806	$7.99
RSUs granted	128,174	$11.68
RSUs vested	(175,643)	$8.67
RSUs cancelled/forfeited	(83,308)	$6.84
RSUs unvested at December 31, 2023	363,029	$9.23

As of December 31, 2024, the total unrecognized compensation expense related to unvested RSUs was approximately $7,703,000 which is expected to be recognized over a weighted-average period of 1.85 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $2,442,000 and $1,161,000 during the years ended December 31, 2024 and 2023, respectively. During 2024 and 2023, the Company recognized a tax benefit of $12,000 and $0, respectively, from the vesting of RSUs during the period.

The Company recorded total stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Years Ended December 31,
	2024	2023
Employees – selling, general and administrative	$14,812,000	$13,279,000
Employees – R&D	1,722,000	1,662,000
Directors – selling, general and administrative	800,000	688,000
Consultants – selling, general and administrative	285,000	67,000
Total	$17,619,000	$15,696,000

NOTE 16. INCOME TAXES

The Company is subject to taxation in the U.S., New Jersey, Tennessee, and various other states. The Company’s income tax provision consists of the following for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Current:
Federal	$46,000	$-
State	115,000	701,000
Total current	$161,000	$701,000

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Income tax provision	$161,000	$701,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision to the income tax provision is as follows:

	December 31,
	2024	2023
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(2.49)%	0.77%
Rate change	1.87%	(8.02)%
Employee stock-based compensation	(8.61)%	19.93%
Excess Employee remuneration	(5.95)%	(30.83)%
Melt loan settlement	-%	(4.52)%
Other	1.71%	2.97%
Uncertain tax positions	0.09%	(11.71)%
Research and development tax credit	2.66%	0.53%
Provision-to-return true-ups	(0.75)%	1.72%
Other true-ups	(1.87)%	(0.43)%
	7.66%	(8.59)%
Change in valuation allowance	(8.59)%	5.71%
Effective income tax rate	(0.93)%	(2.88)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets (liabilities):
NOL	$2,448,000	$4,669,000
Depreciation and amortization	1,753,000	1,637,000
Other	443,000	854,000
Research and development credits	655,000	220,000
Deferred stock compensation	1,523,000	1,059,000
Basis difference in Eton	-	(583,000)
Basis difference in Melt investments	3,620,000	3,405,000
Federal benefit of state ASC740-10 reserves	104,000	88,000
Limitation Under 163(j)	4,605,000	2,893,000
Section 174 capitalized expenses	2,276,000	1,261,000
ASC 842 lease liability	2,304,000	1,710,000
ASC 842 ROU asset	(2,121,000)	(1,582,000)
Total deferred tax assets, net	17,610,000	15,631,000
Valuation allowance	(17,610,000)	(15,631,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,979,000 during 2024 and decreased by $1,391,000 during 2023.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $27,669,000, which will begin to expire in 2036 for federal purposes, unless previously utilized, and will begin to expire for state purposes in 2028. In addition, the Company has federal net operating loss carryforward of $2,875,000 generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income.

As of December 31, 2024, the Company had federal and state research and development credit carryforwards of approximately $577,000 and $99,000, respectively, which will begin to expire in 2031, unless previously utilized. For state purposes, the state research and development credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and research and development carryforwards may be subject to a substantial annual limitation due to ownership change limitations that might have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforward that can be utilized annually to offset future taxable income and tax liabilities. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

As of December 31, 2024 and 2023, the Company had approximately $2,858,000 and $2,822,000, respectively of unrecognized tax benefits which, if fully recognized, would decrease its effective tax rate. Interest or penalties of $69,000 and $40,000 were accrued relating to unrecognized tax benefits as of December 31, 2024 and 2023, respectively.

A reconciliation of the change in the unrecognized tax benefits balance for the years ended December 31, 2024 and 2023 is as follows:

Federal & State Tax
Balance at January 1, 2024	$2,822,000
Additions for tax positions related to current year	5,000
Additions/(reductions) for tax positions related to prior years	32,000

Balance at December 31, 2024	$2,858,000

Federal & State Tax
Balance at January 1, 2023	$-
Additions for tax positions related to current year	36,000
Additions/(reductions) for tax positions related to prior years	2,786,000

Balance at December 31, 2023	$2,822,000

NOTE 17. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $953,000 and $594,000 to the plan during the years ended December 31, 2024 and 2023, respectively.

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

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of the matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company face often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of these matters (whether discussed in this footnote or not) currently pending may have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. Legal costs incurred for loss contingencies are expensed as incurred.

Certain recent developments concerning the Company’s legal proceedings it believes are or were material to its business and other matters are discussed below:

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint had been amended and OSRX added counterclaims alleging ImprimisRx, LLC was violating the Lanham Act with false advertising. The Court granted cross motions for summary judgement on each party’s Lanham Act claims thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement and unfair competition claims for trial. Following a jury trial in November 2024, a jury found OSRX acted with malice, fraud, or oppression, willfully engaging in trademark infringement and unfair competition under California and federal law and ImprimisRx, LLC received a $34,900,000 jury verdict award, which includes $20,400,000 in punitive damages and $14,500,000 in actual damages. Due to uncertainty regarding probability of collection, the Company did not record any gains associated with the verdict award during the year ended December 31, 2024.

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. During the years ended December 31, 2024 and 2023, $4,126,000 and $647,000, respectively, were incurred under these agreements as royalty expenses. During the year ended December 31, 2024, $37,000,000 was incurred under these agreements related to upfront and milestone payments under these agreements. During the year ended December 31, 2023, the Company amended the Sintetica Agreement to allow for early payment of previously accrued amounts for commercial related milestones associated with sales of IHEEZO in exchange for a $550,000 reduction in the milestone amounts due, and as a result of this amendment, the Company reduced the intangible asset value associated with IHEEZO by $550,000 and paid the remaining commercial milestone amount of $4,450,000. As of December 31, 2024, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the year ended December 31, 2024. At the time contingent consideration payable becomes probable and reasonably estimable the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of the total purchase price.

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

 In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of a milestone, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the U.S. arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the years ended December 31, 2024 and 2023, $1,234,000 and $1,130,000, respectively, were incurred under these agreements as royalty expenses.

 Contract Manufacturing

The Company has entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company had committed to pay approximately $2,728,000 related to contract manufacturing agreements for the year ended December 31, 2024.

Cybersecurity Incident

In November 2024, the Company became aware of a cybersecurity incident that involved unauthorized access of an employee’s email account. Through this unauthorized access the threat actor was able to fraudulently divert Company funds to its bank account. The Company, along with its external cybersecurity experts, fully investigated and assessed the impact of the incident and notified, and is cooperated with, federal law enforcement. The Company detected the incident in a time that management believes minimized any financial, operational or reputational risk to the Company. During the year ended December 31, 2024, the Company recorded a loss of $271,000 associated with this event and management does not believe any additional loss will be recorded. At no point was the Company’s ability to generate revenues disrupted.

NOTE 19. SEGMENTS AND CONCENTRATIONS

In 2023, the Company operated its business on the basis of a single reportable segment due to the lack of discrete, precise financial information available to the chief operating decision maker (“CODM”). The CODM is the Chief Executive Officer. The CODM does not review segment assets when assessing segment performance and deciding how to allocate resources. During 2024, refinements were made to the financial reporting information and the Company began reporting on two reportable segments which were generally determined based on the decision-making structure of the Company and the grouping of similar products and services: Branded and ImprimisRx.

●	The Branded segment includes activities of the Company’s FDA approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.

●	The ImprimisRx segment represents activities in the Company’s ophthalmology-focused pharmaceutical compounding business.

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Year Ended December 31, 2024
	Branded	ImprimisRx	Consolidated
Product sales, net	$115,120,000	$83,499,000	$198,619,000
Other revenues	995,000	-	995,000
Total revenues	116,115,000	83,499,000	199,614,000
Cost of sales	(21,667,000)	(27,578,000)	(49,245,000)
Gross profit	94,448,000	55,921,000	150,369,000
Operating expenses:
Selling, general and administrative	62,301,000	23,607,000	85,908,000
Research and development	2,890,000	386,000	3,276,000
Segment contribution	$29,257,000	$31,928,000	61,185,000
Corporate			43,409,000
Research and development			8,954,000
Income from operations			$8,822,000

	Year Ended December 31, 2023
	Branded	ImprimisRx	Consolidated
Product sales, net	$37,512,000	$79,935,000	$117,447,000
Other revenues	12,746,000	-	12,746,000
Total revenues	50,258,000	79,935,000	130,193,000
Cost of sales	(12,662,000)	(26,978,000)	(39,640,000)
Gross profit	37,596,000	52,957,000	90,553,000
Operating expenses:
Selling, general and administrative	18,126,000	29,210,000	47,336,000
Research and development	641,000	966,000	1,607,000
Segment contribution	$18,829,000	$22,781,000	41,610,000
Corporate			36,134,000
Research and development			5,045,000
Income from operations			$431,000

Substantially all revenue is attributable to the U.S. All long-lived assets at December 31, 2024 and 2023 were located in the U.S.

Revenues by segment are further described as follows:

	For the Years Ended
	December 31,
	2024	%	2023	%
IHEEZO	$49,303,000	25%	$20,621,000	16%
VEVYE	28,061,000	14%	1,766,000	1%
Other branded products	37,836,000	19%	15,125,000	12%
Other revenue, net	915,000	0%	12,746,000	10%
Branded revenue, net	116,115,000	58%	50,258,000	39%
ImprimisRx revenue, net	83,499,000	42%	79,935,000	61%
Total revenues, net	$199,614,000	100%	$130,193,000	100%

Other than IHEEZO, VEVYE, and one ImprimisRx product, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were two customers who comprised more than 10% of the Company’s Branded revenues for the year ended December 31, 2024 and one customer who comprised more than 10% of the Company’s Branded revenues for the year ended December 31, 2023. There were no customers who comprised more than 10% of ImprimisRx revenues for the years ended December 31, 2024 and 2023. As of December 31, 2024 and December 31, 2023, accounts receivable from two customers and one customer accounted for 94% and 80%, respectively, of total consolidated accounts receivable.

The Company received its active pharmaceutical ingredients from two and three main suppliers during the years ended December 31, 2024 and 2023, respectively. These suppliers collectively accounted for 42% and 64% of active pharmaceutical ingredient purchases during the years ended December 31, 2024 and 2023, respectively.

NOTE 20. SUBSEQUENT EVENTS

In February and March 2025, the Company issued 2,743 shares of common stock and received proceeds of $23,000 upon the exercise of options to purchase 2,743 shares of common stock with exercise prices between $6.85 to $15.17 per share.

In January 2025, the Company issued 29,214 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 8,046 RSUs during the year ended December 31, 2024, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

