Form 10-Q
period 2025-03-31
HARROW, INC.
filed 2025-05-08
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2025, there were 36,699,553 shares of the registrant’s common stock, $0.001 par value, outstanding.

 HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,726,000	$47,247,000
Accounts receivable, net	77,063,000	116,373,000
Inventories	10,716,000	10,702,000
Prepaid expenses and other current assets	15,030,000	15,329,000
Total current assets	169,535,000	189,651,000
Property, plant and equipment, net	3,568,000	3,734,000
Capitalized software costs, net	1,627,000	1,751,000
Operating lease right-of-use assets, net	8,337,000	8,554,000
Intangible assets, net	180,765,000	184,949,000
Goodwill	332,000	332,000
TOTAL ASSETS	$364,164,000	$388,971,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,159,000	$41,406,000
Accrued rebates and copay assistance	31,153,000	39,900,000
Accrued payroll and related liabilities	7,605,000	9,496,000
Deferred revenue and customer deposits	145,000	44,000
Current portion of notes payable, net of unamortized debt discount	108,313,000	-
Current portion of operating lease obligations	611,000	497,000
Total current liabilities	186,986,000	91,343,000
Operating lease obligations, net of current portion	8,581,000	8,792,000
Notes payable, net of unamortized debt discount and current portion	112,501,000	219,539,000
TOTAL LIABILITIES	308,068,000	319,674,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 35,654,171 and 35,622,214 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	35,000	35,000
Additional paid-in capital	225,581,000	221,002,000
Accumulated deficit	(169,165,000)	(151,385,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	56,451,000	69,652,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	56,096,000	69,297,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,164,000	$388,971,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2025	2024
Revenues:
Product sales, net	$47,745,000	$34,508,000
Other revenues	86,000	79,000
Total revenues	47,831,000	34,587,000
Cost of sales	(15,524,000)	(10,553,000)
Gross profit	32,307,000	24,034,000
Operating expenses:
Selling, general and administrative	40,513,000	28,813,000
Research and development	3,026,000	2,149,000
Total operating expenses	43,539,000	30,962,000
Loss from operations	(11,232,000)	(6,928,000)
Other (expense) income:
Interest expense, net	(6,548,000)	(5,415,000)
Investment loss from Eton Pharmaceuticals	-	(1,248,000)
Other income, net	-	26,000
Total other expense, net	(6,548,000)	(6,637,000)
Net loss	(17,780,000)	(13,565,000)
Basic and diluted net loss per share of common stock	$(0.50)	$(0.38)
Weighted average number of shares of common stock outstanding, basic and diluted	35,826,452	35,469,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025 and 2024

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at January 1, 2024	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	46,175	-	348,000	-	348,000	-	348,000
Vesting of RSUs	275,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(108,480)	-	(1,157,000)	-	(1,157,000)	-	(1,157,000)
Stock-based compensation expense	-	-	4,169,000	-	4,169,000	-	4,169,000
Net loss	-	-	-	(13,565,000)	(13,565,000)	-	(13,565,000)
Balance at March 31, 2024	35,380,955	$35,000	$207,995,000	$(147,469,000)	$60,561,000	$(355,000)	$60,206,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at January 1, 2025	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	2,743	-	23,000	-	23,000	-	23,000
Vesting of RSUs	29,214	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,556,000	-	4,556,000	-	4,556,000
Net loss	-	-	-	(17,780,000)	(17,780,000)	-	(17,780,000)
Balance at March 31, 2025	35,654,171	$35,000	$225,581,000	$(169,165,000)	$56,451,000	$(355,000)	$56,096,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,780,000)	$(13,565,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	465,000	432,000
Amortization of intangible assets	4,226,000	2,554,000
Amortization of operating lease right-of-use assets	217,000	194,000
Provision (recovery of) for credit losses	114,000	(85,000)
Amortization of debt issuance costs and debt discount	1,275,000	976,000
Investment loss from investment in Eton	-	1,248,000
Stock-based compensation	4,556,000	4,169,000
Changes in assets and liabilities:
Accounts receivable	39,196,000	8,396,000
Inventories	(14,000)	57,000
Prepaid expenses and other current assets	299,000	321,000
Accounts payable, accrued expenses, accrued rebates and copay assistance	(11,096,000)	(8,939,000)
Accrued payroll and related liabilities	(1,891,000)	(423,000)
Deferred revenue and customer deposits	101,000	37,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,668,000	(4,628,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(42,000)	(18,000)
Purchases of property, plant and equipment	(170,000)	(92,000)
NET CASH USED IN INVESTING ACTIVITIES	(212,000)	(110,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	-	(1,157,000)
Proceeds from exercise of stock options	23,000	348,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,000	(809,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,479,000	(5,547,000)
CASH AND CASH EQUIVALENTS, beginning of period	47,247,000	74,085,000
CASH, CASH EQUIVALENTS, end of period	$66,726,000	$68,538,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$38,000	$-
Cash paid for interest	$6,392,000	$5,340,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$5,000	$89,000
Change in right-of-use assets for operating lease obligations assumptions	$-	$377,000
Insurance premium financed	$-	$450,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow, Inc. (together with its consolidated subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) is a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. The Company owns commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in the U.S., all of which are marketed under its Harrow name. The Company also owns and operates ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2025 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity

The Oatree Loan (as defined in Note 11) totaling $107,500,000 principal at March 31, 2025 and the 2026 Notes (as defined in Note 11) totaling $75,000,000 in principal amount outstanding at March 31, 2025 become due in January 2026 and April 2026, respectively. The maturity of these debt obligations prior to their maturities without a refinancing event could raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently in discussions with its current senior lender, Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), and other potential lenders about refinancing the Oaktree Loan and the 2026 Notes. Management expects to engage in more definitive discussions and negotiations with Oaktree and other potential lenders in the summer and fall of 2025. Management believes it is probable that the Company will be able to refinance the Oaktree Loan and the 2026 Notes based on the Company’s collateral strength and expected cash flows from operations; however, there can be no assurance that the Company will be able to refinance the indebtedness on terms acceptable to it, or at all.

Management believes that one of the other alternatives available to it in lieu of refinancing the Oaktree Loan and the 2026 Notes is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company. If the Company is unable to successfully refinance the Oaktree Loan and the 2026 Notes, or sell certain assets, the Company does not expect to have the ability to repay the Oaktree Loan and the 2026 Notes in full.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the Company’s inability to refinance the Oaktree Loan and the 2026 Notes or sell some of its assets to meet its obligations.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as management determined that the risk profile of the Company’s customers is consistent based on the type and industry in which they operate, mainly in the pharmaceuticals industry. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceuticals industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2025:

Balance at January 1, 2025	$416,000
Change in expected credit losses	114,000
Write-offs, net of recoveries	(77,000)
Balance at March 31, 2025	$453,000

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

The Company’s 2026 Notes (as defined in Note 10) are carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes (as described in Note 10) are carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 10) is carried at face value less the original issue discount and unamortized debt issuance costs on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and the 2027 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The Oaktree Loan is classified as a Level 2 instrument and its fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$74,195,000	$76,080,000	$74,002,000	$75,840,000
2027 Notes	$36,306,000	$43,068,000	$38,130,000	$42,198 ,000
Oaktree Loan	$108,313,000	$113,210,000	$107,407,000	$112,932,000

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, unvested PSUs and warrants were 4,367,766 and 4,318,057 at March 31, 2025 and 2024, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested RSUs at March 31, 2025 and 2024 was 199,216 and 223,928, respectively.

The following table shows the computation of basic net loss per share of common stock for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024

Numerator – net loss	$(17,780,000)	$(13,565,000)
Denominator – weighted average number of shares outstanding, basic and diluted	35,826,452	35,469,638
Net loss per share, basic and diluted	$(0.50)	$(0.38)

Income Taxes

The Company’s effective tax rate was (0)% and (0.11)% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of March 31, 2025 and December 31, 2024, there were $2,860,000 and $2,858,000, respectively, of unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

Accounting Guidance Issued but Not Adopted at March 31, 2025

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

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has two primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, and (2) revenue recognized from intellectual property licenses and related arrangements.

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

The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the consolidated financial statements for the three months ended March 31, 2025, and 2024:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2023	$2,810,000	$3,585,000	$771,000	$24,069,000	$971,000	$1,101,000	$33,307,000
Accruals/Adjustments	1,112,000	2,295,000	594,000	7,608,000	5,335,000	300,000	17,244,000
Credits Taken Against Reserve	(2,801,000)	1,000	(128,000)	(15,703,000)	(1,574,000)	(359,000)	(20,564,000)
Balance at March 31, 2024	$1,121,000	$5,881,000	$1,237,000	$15,974,000	$4,732,000	$1,042,000	$29,987,000

Balance at December 31, 2024	$960,000	$12,360,000	$1,449,000	$32,873,000	$9,612,000	$2,377,000	$59,631,000
Accruals/Adjustments	5,325,000	5,857,000	2,670,000	14,907,000	20,824,000	1,058,000	50,641,000
Credits Taken Against Reserve	(3,687,000)	(3,136,000)	(2,590,000)	(28,698,000)	(27,109,000)	(1,943,000)	(67,164,000)
Balance at March 31, 2025	$2,598,000	$15,081,000	$1,529,000	$19,082,000	$3,327,000	$1,492,000	$43,109,000

Intellectual Property License and Related Arrangements Revenues

The Company holds multiple intellectual property licenses and related arrangements pursuant to which the Company has agreed to license or sell to a customer the right to access the Company’s intellectual property. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive license rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements can be multiple-element arrangements, the revenue of which is recognized at the point in time that the performance obligation is met.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2025 and 2024 consisted of the following:

	For the Three Months Ended
	March 31,
	2024	2024
Product sales, net	$47,745,000	$34,508,000
Other revenues	86,000	79,000
Total revenues	$47,831,000	$34,587,000

Deferred revenue and customer deposits at March 31, 2025 and December 31, 2024 were $145,000 and $44,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2024 were recognized as revenue during the three months ended March 31, 2025.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients.  The composition of inventories as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Raw materials	$5,113,000	$5,362,000
Work in progress	151,000	858,000
Finished goods	5,452,000	4,482,000
Total inventories	$10,716,000	$10,702,000

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$720,000	$1,326,000
Prepaid computer software licenses and related expenses	716,000	765,000
Prefunded co-pay assistance	5,324,000	4,514,000
Other prepaid expenses	2,151,000	1,435,000
Receivable due from Melt	228,000	228,000
Annual Prepaid Prescription Drug User (“PDUFA”) fees	2,434,000	3,651,000
Deposits and other current assets	3,457,000	3,410,000
Total prepaid expenses and other current assets	$15,030,000	$15,329,000

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Property, plant and equipment, net:
Computer hardware	$1,214,000	$1,195,000
Furniture and equipment	960,000	956,000
Lab and pharmacy equipment	5,374,000	5,306,000
Leasehold improvements	7,346,000	7,291,000
	14,894,000	14,748,000
Accumulated depreciation	(11,326,000)	(11,014,000)
	$3,568,000	$3,734,000

For the three months ended March 31, 2025 and 2024, depreciation related to the property, plant and equipment was $312,000 and $296,000, respectively.

NOTE 7. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Capitalized software costs
Capitalized internal-use software development costs	$3,410,000	$3,395,000
Acquired third-party software license for internal-use	219,000	205,000
Total gross capitalized software for internal-use	3,629,000	3,600,000
Accumulated amortization	(2,002,000)	(1,849,000)
	$1,627,000	$1,751,000

For the three months ended March 31, 2025 and 2024, the Company recorded amortization expense related to capitalized software costs of $153,000 and $136,000, respectively.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2025 consisted of the following:

	Weighted-average useful life (in years)	Cost	Accumulated Amortization	Disposal	Net Carrying Value
Patents	19	$212,000	$(56,000)	$-	$156,000
Licenses	20	50,000	(37,000)	-	13,000
Trademarks	Indefinite	256,000	-	-	256,000
Acquired NDAs	14	207,398,000	(27,180,000)	-	180,218,000
Customer relationships	7	596,000	(545,000)	-	51,000
Trade name	4	70,000	(3,000)	-	67,000
State pharmacy licenses	25	8,000	(4,000)	-	4,000
		$208,590,000	$(27,825,000)	$-	$180,765,000

Amortization expense for intangible assets for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Patents	$3,000	$14,000
Acquired NDAs	4,220,000	2,530 ,000
Customer relationships	3,000	10,000
	$4,226,000	$2,554,000

Estimated future amortization expense for the Company’s intangible assets at March 31, 2025 was as follows:

Remainder of 2025	$12,678,000
2026	16,904,000
2027	16,613,000
2028	16,206,000
2029	16,096,000
Thereafter	102,012,000
$180,509,000

There were no changes to the carrying value of the Company’s goodwill during the three months ended March 31, 2025 and 2024.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$37,095,000	$38,762,000
Accrued interest (see Note 10)	1,958,000	2,538,000
Other accrued expenses	106,000	106,000
Total accounts payable and accrued expenses	$39,159,000	$41,406,000

NOTE 10. DEBT

Oaktree Loan Due 2026

In March 2023, the Company entered into a Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree, providing for a senior secured term loan facility to the Company with a principal amount of up to $100,000,000. Upon entering into the Oaktree Loan, the Company drew a principal amount of $65,000,000 (“Tranche A”) from the Oaktree Loan and used the net proceeds to repay all amounts owed by the Company pursuant to the Loan and Security Agreement the Company previously entered into with B. Riley Commercial Capital, LLC on December 14, 2022. The additional principal loan amount of up to $35,000,000 available under the Oaktree Loan (“Tranche B”) was available to the Company upon the commercialization of TRIESENCE. Since Tranche B was not drawn by the Company on or before March 27, 2024, the amount available under Tranche B was reduced to $30,000,000. While undrawn, the Company was required to pay a commitment fee related to Tranche B amount equal to 2% per annum, payable quarterly. This fee was recorded within prepaid expenses and other current assets and was being amortized on a straight-line basis over the access period.

In July 2023, the Company entered into the First Amendment to the Oaktree Loan (the “Oaktree Amendment”). Under the Oaktree Amendment, the overall credit facility size was increased from $100,000,000 to $112,500,000. The Company drew down a principal amount of $12,500,000 (the “Loan Increase”) to fund the initial one-time payment associated with product acquisitions and for other working capital and general corporate purposes. No other material changes to the Oaktree Loan were made pursuant to the Oaktree Amendment. Following entry into the Oaktree Amendment and the funding of the Loan Increase upon closing of certain product acquisitions, the Company had drawn down a total principal loan amount of $77,500,000 under the Oaktree Loan.

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

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate plus 6.5% per annum (totaling 11.003% at March 31, 2025). The Oaktree Loan also carries an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. The total exit fee of $3,763,000 has been recorded as a debt discount. The original issue discount, fees and expenses (including the exit fee) are being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires quarterly interest-only payments with all of the unpaid principal, interest and fees due on the maturity date, January 19, 2026.

The Oaktree Loan contains customary guarantees and covenants, including financial covenants related to minimum liquidity and minimum net revenues. As of March 31, 2025, the Company was in compliance with the financial covenants.

Interest expense related to the Oaktree Loan totaled $3,859,000 and $2,953,000 for the three months ended March 31, 2025 and 2024, respectively, and included the amortization of debt issuance costs and discount of $906,000 and $603,000, respectively.

HROWL – 8.625% Senior Notes Due 2026

In April 2021, the Company closed an offering of $50,000,000 aggregate principal amount of 8.625% senior notes due April 2026, and in May 2021 issued an additional $5,000,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes (collectively, the “April Notes”). The April Notes were sold to investors at a par value of $25.00 per note and the offering resulted in net proceeds to the Company of approximately $51,909,000 after deducting underwriting discounts and commissions and other offering expenses of $3,091,000. In September 2021, in a further issuance of the April Notes, the Company sold an additional $20,000,000 aggregate principal amount of such notes (the “September Notes,” and together with the April Notes, the “2026 Notes”), at a price of $25.75 per September Note, with interest of $278,000 on the September Notes being accrued from April 20, 2021, the date of issuance of the April Notes. The September offering resulted in net proceeds to the Company of approximately $19,164,000 after deducting underwriting discounts and commissions and other offering expenses of $1,158,000 and a premium on note issuance of $322,000. The September Notes are treated as a single series with the April Notes under the indenture governing the April Notes, dated as of April 20, 2021, and have the same terms as the April Notes (other than the initial offering price and issue date). The 2026 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 2026 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2026 Notes bear interest at a rate of 8.625% per annum. Interest on the 2026 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. The 2026 Notes will mature on April 30, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense, net of the amortization of the premium on note issuance, over the term of the 2026 Notes using the effective interest rate method.

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

Interest expense related to the 2026 Notes totaled $1,810,000 and $1,812,000 for the three months ended March 31, 2025 and 2024, respectively, and included amortization of debt issuance costs and discount of $193,000 and $195,000, respectively.

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

The 2027 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 2027 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 2027 Notes bear interest at the rate of 11.875% per annum. Interest on the 2027 Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. The 2027 Notes will mature on December 31, 2027. The issuance costs were recorded as a debt discount and are being amortized as interest expense over the term of the 2027 Notes using the effective interest rate method.

The Company may redeem the 2027 Notes for cash in whole or in part at any time at its option (i) prior to December 31, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after December 31, 2025 and prior to December 31, 2026, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after December 31, 2026 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company is required to redeem the 2027 Notes, for cash, in whole but not in part, at the price of $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, upon occurrence of certain events including the occurrence of a Material Change, as defined in the Second Supplemental Indenture. The 2027 Notes trade on the Nasdaq Stock Market LLC under the symbol “HROWM.”

Interest expense related to the 2027 Notes totaled $1,371,000 and $1,373,000 for the three months ended March 31, 2025 and 2024, respectively, and included the amortization of debt issuance costs and discount of $176,000 and $178,000, respectively.

A summary of the Company’s current portion of debt at March 31, 2025 and December 31, 2024 is described as follows:

	March 31,	December 31,
	2025	2024
Oaktree Loan due January 2026	$111,263,000	$-
Less: Unamortized debt issuance costs	(2,950,000)	-
	$108,313,000	$-

A summary of the Company’s non-current portion of debt at March 31, 2025 and December 31, 2024 is described as follows:

	March 31,	December 31,
	2025	2024
8.625% Senior Notes due April 2026	$75,000,000	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	40,250,000
Oaktree Loan due January 2026	-	111,263,000
	115,250,000	226,513,000
Less: Unamortized debt issuance costs	(2,749,000)	(6,974,000)
	$112,501,000	$219,539,000

For the three months ended March 31, 2025 and 2024, the total effective interest rate of the Company’s debt was 10.73% and 10.78%, respectively.

At March 31, 2025, future minimum payments under the Company’s debt were as follows:

Amount

Remainder of 2025	$18,051,000
2026	193,830,000
2027	45,030,000
Total minimum payments	256,911,000
Less: amount representing interest payments	(30,398,000)
Notes payable, gross principal amount due	226,513,000
Less: current portion, net of unamortized discount	(108,313,000)
Less: unamortized discount, net of premium	(5,699,000)
Notes payable, net of unamortized discount	$112,501,000

NOTE 11. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. Except as indicated, these lease agreements have remaining terms between two to seven years and contain various clauses for renewal at the Company’s option.

•	An operating lease for 38,200 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This lease was amended, effective July 2020, to extend the term of the original lease and add 1,400 of additional square footage to the lease, amended again in May 2021 to extend the term of the lease to July 2027 and add 8,900 square feet of space, and amended in May 2023 to add another 2,900 square feet of space to the existing lease, which the Company took possession of in January 2024.
•	An operating lease for 17,700 square feet of office space in Nashville, Tennessee that expires in June 2032, and includes options to extend the lease term to June 2042.
•	An operating lease for 11,600 square feet of lab and office space in Nashville, Tennessee which commenced in September 2022 and expires in September 2027.

At March 31, 2025, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.04% and 9.98 years, respectively.

During the three months ended March 31, 2025 and 2024, cash paid for amounts included for the operating lease liabilities was $281,000 and $327,000, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded operating lease expense of $385,000 and $319,000, respectively, which is included in selling, general and administrative expenses.

Future lease payments under operating leases as of March 31, 2025 were as follows:

Operating Leases
Remainder of 2025	$943,000
2026	1,551,000
2027	1,425,000
2028	1,288,000
2029	1,304,000
Thereafter	6,667,000
Total minimum lease payments	13,178,000
Less: amount representing interest payments	(3,986,000)
Total operating lease obligations	9,192,000
Less: current portion, operating lease obligations	(611,000)
Operating lease obligations, net of current portion	$8,581,000

NOTE 12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2025, the Company issued 2,743 shares of common stock and received proceeds of $23,000 upon the exercise of options to purchase 2,743 shares of common stock with exercise prices ranging from $6.85 to $15.17 per share.

During the three months ended March 30, 2025, the Company issued 29,214 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 4,173 RSUs that vested during the three months ended March 31, 2025, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

During the three months ended March 31, 2025, 8,904 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable person ceases providing services to the Company.

During the three months ended March 31, 2025, 4,333 shares of the Company’s common stock underlying RSUs issued to consultants vested, but the issuance and delivery of these shares has not occurred.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan” together with the 2007 Plan, the “Plans”). As of March 31, 2024, the 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock. The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had 70,642 shares available for future issuances under the 2017 Plan at March 31, 2025.

Stock Options

A summary of stock option activity under the Plans for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2025	2,469,099	$6.49
Options granted	30,000	$35.96
Options exercised	(2,743)	$8.44
Options cancelled/forfeited	(32,205)	$11.19
Options outstanding – March 31, 2025	2,464,151	$6.78	2.97	$49,489,000
Options exercisable	2,243,882	$5.56	2.41	$47,202,000
Options vested and expected to vest	2,436,256	$6.61	2.90	$49,250,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on March 31, 2025, based on the closing price of the Company’s common stock of $26.60 on that date.

During the three months ended March 31, 2025, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three months ended March 31, 2025 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2025
Weighted-average fair value of options granted	$24.13
Expected terms (in years)	6.11
Expected volatility	71.19%
Risk-free interest rate	4.53%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.70	31,942	2.46	$1.68	31,942	$1.68
$1.73	250,000	2.76	$1.73	250,000	$1.73
$2.23	270,000	1.84	$2.23	270,000	$2.23
$2.40 - $2.60	14,068	1.83	$2.57	14,068	$2.57
$3.95	308,500	1.00	$3.95	308,500	$3.95
$4.49 - $5.72	92,300	4.36	$5.53	92,300	$5.53
$6.30	285,000	3.89	$6.30	285,000	$6.30
$6.75 - $7.26	43,349	7.27	$6.84	24,139	$6.81
$7.30	274,500	4.76	$7.50	274,500	$7.30
$7.60 - $45.64	894,492	2.88	$10.92	693,433	$8.17
$1.47 - $45.64	2,464,151	2.97	$6.78	2,243,882	$5.56

As of March 31, 2025, there was approximately $2,653,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.65 years. The stock-based compensation for all stock options was $199,000 and $126,000 during the three months ended March 31, 2025 and 2024, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2025 was $59,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2025	353,112	$22.55
RSUs granted	-	-
RSUs vested	(17,410)	17.85
RSUs cancelled/forfeited	(20,000)	17.97
RSUs unvested - March 31, 2025	315,702	$23.10

As of March 31, 2025, the total unrecognized compensation expense related to unvested RSUs was approximately $5,677,000, which is expected to be recognized over a weighted-average period of 1.65 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three months ended March 31, 2025 and 2024 was $719,000 and $405,000, respectively.

Performance Stock Units

A summary of the Company’s PSU activity and related information for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2025	1,567,913	$18.56
PSUs granted	-
PSUs vested	-
PSUs cancelled/forfeited	-
PSUs unvested – March 31, 2025	1,567,913	$18.56

As of March 31, 2025, there is no unrecognized compensation expense related to unvested PSUs. The stock-based compensation for PSUs during the three months ended March 31, 2025 and 2024 was $3,638,000.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended March 31,
	2025	2024
Employees - selling, general and administrative	$3,794,000	$3,525,000
Employees – research and development	422,000	439,000
Directors - selling, general and administrative	226,000	188,000
Consultants - selling, general and administrative	114,000	17,000
Total	$4,556,000	$4,169,000

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

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint had been amended and OSRX added counterclaims alleging ImprimisRx, LLC was violating the Lanham Act with false advertising. The Court granted cross motions for summary judgement on each party’s Lanham Act claims thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement and unfair competition claims for trial. Following a jury trial in November 2024, a jury found OSRX acted with malice, fraud, or oppression, willfully engaging in trademark infringement and unfair competition under California and federal law and ImprimisRx, LLC received a $34,900,000 jury verdict award, which includes $20,400,000 in punitive damages and $14,500,000 in actual damages. Due to uncertainty regarding probability of collection, the Company has not recognized any gains associated with the verdict award in the accompanying condensed consolidated financial statements.

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. During the three months ended March 31, 2025 and 2024, $2,173,000 and $274,000 were incurred under these agreements as royalty expenses, respectively. The Company incurred $0 and $0 related to upfront and milestone payments under these agreements during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the three months ended March 31, 2025. At the time contingent consideration payable becomes probable and reasonably estimable, the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of total purchase price.

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

In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three months ended March 31, 2025 and 2024, $277,000 and $180,000 were incurred under these agreements as royalty expenses, respectively.

Contract Manufacturing

The Company had entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $8,527,000 related to contract manufacturing agreements for the year ending December 31, 2025.

NOTE 14. SEGMENTS AND CONCENTRATIONS

The Company operates in two reportable segments which are generally determined based on the decision-making structure of the Company and the grouping of similar products and services: Branded and ImprimisRx.

•	The Branded segment includes activities of the Company’s FDA-approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.

•	The ImprimisRx segment represents activities in the Company’s ophthalmology-focused pharmaceutical compounding business.

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

•	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other like shared expenses.

•	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

•	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$27,694,000	$20,051,000	$47,745,000	$13,790,000	$20,718,000	$34,508,000
Other revenues	86,000	-	86,000	79,000	-	79,000
Total revenues	27,780,000	20,051,000	47,831,000	13,869,000	20,718,000	34,587,000
Cost of sales	8,181,000	7,343,000	15,524,000	3,678,000	6,875,000	10,553,000
Gross profit	19,599,000	12,708,000	32,307,000	10,191,000	13,843,000	24,034,000
Operating expenses
Selling, general and administrative	20,682,000	7,522,000	28,204,000	12,430,000	6,212,000	18,642,000
Research and development	1,993,000	224,000	2,217,000	34,000	64,000	98,000
Segment contribution	$(3,076,000)	$4,962,000	$1,886,000	$(2,273,000)	$7,567,000	$5,294,000
Corporate	-	-	12,309,000	-	-	10,171,000
Research and development			809,000			2,051,000
Loss from operations			$(11,232,000)			$(6,928,000)

Substantially all revenue is attributable to the U.S. All long-lived assets at March 31, 2025 and December 31, 2024 were located in the U.S.

Revenues by segment are further described as follows:

	For the Three Months Ended
	March 31,
	2025	2024	Variance
IHEEZO	$5,222,000	$2,321,000	$2,901,000
VEVYE	21,516,000	2,597,000	18,919,000
Other branded products	956,000	8,872,000	(7,916,000)
Other revenues	86,000	79,000	7,000
Branded revenue, net	27,780,000	13,869,000	13,911,000
ImprimisRx revenue, net	20,051,000	20,718,000	(667,000)
Total revenues, net	$47,831,000	$34,587,000	$13,244,000

Other than IHEEZO and VEVYE, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were two customers who comprised more than 10% of the Company’s Branded revenues for the three months ended March 31, 2025 and one customer who comprised more than 10% of the Company’s Branded revenues for the three months ended March 31, 2024. There were no customers who comprised more than 10% of ImprimisRx revenues for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, accounts receivable from two customers accounted for 90% and 94%, respectively, of total consolidated accounts receivable.

The Company received its active pharmaceutical ingredients from three main suppliers during the three months ended March 31, 2025 and 2024, respectively. These suppliers collectively accounted for 67% and 85% of active pharmaceutical ingredient purchases during the three months ended March 31, 2025 and 2024, respectively.

NOTE 15. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2025 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In April 2025, the Company issued 9,670 shares of its common stock underlying RSUs held by employees of the Company, net of an aggregate of 2,830 shares of the Company’s common stock were withheld from issuance by the Company for payroll tax obligations totaling $65,000.

In May 2025, the Company issued 14,382 shares of its common stock underlying RSUs held by consultants of the Company.

Settlement of Performance Stock Units

In April 2025, the Company settled 1,567,913 outstanding PSUs as a result of the achievement of the total stock price targets (“TSP”) set forth in equity incentive awards (the “PSU Agreements”) previously issued to members of the Company’s management team in 2023 (the “2023 Awards”). The 2023 Awards were separated into four tranches and required that the Company achieve and maintain certain TSPs ranging from $25 to $50 per share during the five-year period following the grant date and a two-year minimum service period. In connection with the settlement of the 2023 Awards, an aggregate of 1,021,330 shares of the Company’s common stock were issued and an aggregate of 546,583 shares of the Company’s common stock were withheld from issuance for payroll tax obligations totaling $12,621,000.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, including ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Harrow IP, LLC and Harrow Eye, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our products, product candidates and proprietary formulations in a timely manner or at all, identify and acquire additional products, manage our pharmacy operations, refinance and otherwise service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; the ongoing communications with the U.S. Food and Drug Administration relating to compliance and quality plans at our outsourcing facility in New Jersey; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. We help U.S. eyecare professionals preserve the gift of sight by making our comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. We own commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in North America, all of which are marketed under the Harrow name. We also own and operate ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our branded pharmaceutical products, proprietary compounded formulations and certain non-proprietary products, grow and gain operating efficiencies in our operations, avoid or mitigate any potential regulatory-related restrictions, optimize pricing and obtain reimbursement options for our drug products, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities may require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

Recent Developments

The following describes certain developments in 2025 to date that are important to understand our financial condition and results of operations. See the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information about each of these developments.

VEVYE Access for All

In March 2025, we announced a patient access program called VEVYE Access for All.  The program is designed to increase patient access to VEVYE at an out-of-pocket cost of $59 or below and, in many cases, reduce the need for prior authorizations, step edits, and other treatment obstacles facing dry eye patients and their prescribers.

Project Beagle

During the first quarter of 2025 we initiated a 360-degree review of opportunities to offer ImprimisRx customers a Harrow-owned FDA-approved product alternative to a compounded formulation. We call this initiative Project Beagle. In that vein, we began implementing a continuity of care program to transition approximately 25,000 ImprimisRx patients from our Klarity-C (0.1% cyclosporine) compounded formulation to VEVYE (0.1% cyclosporine), and we expect to discontinue compounding Klarity-C by June 30, 2025.  We are also discontinuing another related compounded formulation called Klarity PF. Klarity PF is primarily purchased by a concentrated group of customers who we anticipate will accept our FRESHKOTE product as an alternative. As we work through Project Beagle, we will continue to review opportunities to reduce the size of our compounded formulary, improve and simplify our compounding capabilities, and transition other ImprimisRx customers from compounded formulations to Harrow’s FDA-approved products.

Results of Operations

The following period-to-period comparisons of our financial results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Variance
IHEEZO	$5,222,000	$2,321,000	$2,901,000
VEVYE	21,516,000	2,597,000	18,919,000
Other branded products	956,000	8,872,000	(7,916,000)
Other revenues	86,000	79,000	7,000
Branded revenue, net	27,780,000	13,869,000	13,911,000
ImprimisRx revenue, net	20,051,000	20,718,000	(667,000)
Total revenues, net	$47,831,000	$34,587,000	$13,244,000

The increase in revenues between periods was related to an increase in sales of our branded ophthalmology products. During the three months ended March 31, 2025, revenues from branded products totaled $27,780,000, compared to $13,869,000 during the same period in the prior year.

Cost of Sales, Gross Profit and Gross Margin

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory, amortization of acquired product NDAs, and other related expenses.

Branded

	Three Months Ended March 31,
	2025	2024	$ Variance
Cost of sales	$8,181,000	$3,678,000	$4,503,000
Gross profit	$19,599,000	$10,191,000	$9,408,000
Gross margin	70.6%	73.5%	(2.9)%

The increase in cost of sales was primarily attributable to an increase in units sold during the three months ended March 31, 2025 compared to the prior year period and an increase in our fixed expenses. The decrease in Branded gross margin between the three months ended March 31, 2025 and 2024 was primarily attributable to an increase of our fixed expenses, in particular, acquired product NDA amortizations related to the launch of TRIESENCE and a related contingent milestone payment that was capitalized in the fourth quarter of 2024.

ImprimisRx

	Three Months Ended March 31,
	2025	2024	$ Variance
Cost of sales	$7,343,000	$6,875,000	$468,000
Gross profit	$12,708,000	$13,843,000	$(1,135,000)
Gross margin	63.4%	66.8%	(3.4)%

The increase in ImprimisRx costs of sales between the three months ended March 31, 2025 and 2024 was primarily attributable to an increase in units sold during the three months ended March 31, 2025 compared to the same period in 2024. However, due to product mix during the three months ended March 31, 2025 that included more sales of lower gross margin products and sales discounts, ImprimisRx gross margin decreased during the 2025 period compared to the prior year period.

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

The following presents our selling, general and administrative expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,		$
	2025	2024	Variance
Selling, general and administrative	$40,513,000	$28,813,000	$11,700,000

The increase in selling, general and administrative expenses between periods was primarily attributable to an increase in certain seasonal expenses, such as increased costs associated with our annual audit and a special project that totaled $3,629,000 during the three months ended March 31, 2025. In addition, the increase in SG&A expenses between periods was attributable to the addition of new employees in sales, marketing and other departments to support current and expected growth, which when combined contributed to a $11,700,000 increase in SG&A between the periods.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,		$
	2025	2024	Variance
Research and development	$3,026,000	$2,149,000	$877,000

The increase in R&D expenses between periods was primarily attributable to increased activity related to our expanded branded product portfolio, product acquisitions, product development efforts, product launches, and clinical and medical support.

Interest Expense, Net

Interest expense, net was $6,548,000 for the three months ended March 31, 2025, compared to $5,415,000 for the same period in 2024. The increase during the period ended March 31, 2025 compared to the same period in 2024 was primarily the result of an increase in the outstanding principal amount of our debt obligations.

Investment Loss from Eton

During the three months ended March 31, 2024, we recorded a loss of $(1,248,000), related to the change in fair market value of Eton Pharmaceuticals, Inc’s common stock. In April 2024, we sold all of our shares of Eton.

Liquidity and Capital Resources

Liquidity

Our cash on hand at March 31, 2025 was $66,726,000, compared to $47,247,000 at December 31, 2024.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $66,726,000 at March 31, 2025 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. Management expects to refinance the Oaktree Loan (as defined in Note 10 of our unaudited condensed consolidated financial statements included in this Quarterly Report) during 2025 and the 2026 Notes (as defined in Note 10 of our unaudited condensed consolidated financial statements included in this Quarterly Report) at the same time or soon thereafter. Management believes it is probable that we will be able to refinance the Oaktree Loan and 2026 Notes; however, there can be no assurance that we will obtain the refinancing on terms acceptable to us, or at all - see the subheading Sources of Capital below for additional discussion regarding the Oaktree Loan, 2026 Notes and refinancing plans. In addition, we may consider the sale of certain assets including, but not limited to, part of, or all of, our investment in Melt Pharmaceuticals, Inc. (“Melt”) and any of our consolidated subsidiaries. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$19,668,000	$(4,628,000)
Investing activities	(212,000)	(110,000)
Financing activities	23,000	(809,000)
Net change in cash and cash equivalents	19,479,000	(5,547,000)
Cash and cash equivalents at beginning of the period	47,247,000	74,085,000
Cash and cash equivalents at end of the period	$66,726,000	$68,538,000

Operating Activities

Net cash provided by (used in) operating activities during the three months ended March 31, 2025 was $19,668,000 compared to $(4,628,000) during the same period in the prior year. The increase in net cash provided by operating activities between the periods was mainly attributed to a decrease of $39,196,000 in accounts receivable due to collections during the three months ended March 31, 2025 compared to a decrease of $8,396,000 during the same period in 2024.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was $(212,000) compared to $(110,000) during the same period in the prior year. Cash used in investing activities in 2025 and 2024 was primarily related to equipment and software purchases.

Financing Activities

Net cash provided by (used in) financing activities during the three months ended March 31, 2025 and 2024 was $23,000 and $(809,000), respectively. Cash provided by financing activities during the three months ended March 31, 2025 was related to proceeds received from the exercise of stock options. Cash used in financing activities during the three months ended March 31, 2024 was primarily related to payment of payroll taxes upon vesting of RSUs in exchange for shares withheld from employees.

Sources of Capital

During the three months ended March 31, 2025, our principal sources of cash came from proceeds from our operating activities. We expect future cash needs to be provided by operating activities, but our forecasts may not be accurate, and our plans may change. We may also sell some of our assets, or all of our ownership interests in Melt or our other subsidiaries.

In January 2026 the Oaktree Loan matures and in April 2026, the 2026 Notes become due. As of March 31, 2025, there was $107,500,000 principal amount outstanding under the Oaktree Loan and $75,000,000 principal amount of the 2026 Notes were outstanding. The maturity of these debt obligations could raise substantial doubt about our ability to continue as a going concern. We are currently in discussions with our current senior secured lender, Oaktree, and other potential lenders about refinancing the Oaktree Loan and the 2026 Notes. Management expects to engage in more definitive discussions and negotiations with Oaktree and other potential lenders in the summer and fall of 2025. Management believes it is probable that we will be able to refinance the Oaktree Loan and the 2026 Notes based on our collateral strength and expected cash flows from operations; however, there can be no assurance that we will obtain the refinancing on terms acceptable to us, or at all. We believe that one of the other alternatives available to us is the sale of one or more of our assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to us. If we are unable to successfully refinance the Oaktree Loan and the 2026 Notes, we do not expect to have the ability to repay the Oaktree Loan and the 2026 Notes in full.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our cash and cash equivalents and the Oaktree Loan. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage our exposure to interest rate changes.

We believe our interest rate risk related to our cash and cash equivalents is not material as our risk is that interest rates fall. Based on the current interest rates, we do not have a significant downside risk of a drop in interest rates.

The interest rate risk related to the Oaktree Loan is based on the Secured Overnight Financing Rate (“SOFR”) plus an interest rate spread of 6.5% per annum. A hypothetical increase of 100 basis points in SOFR would impact our interest expense by $1,075,000 per annum based on the outstanding balance under the Oaktree Loan as of March 31, 2025.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2025, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report you should consider the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2024, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended March 31, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).

3.2	Amended and Restated Bylaws of Harrow, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: May 8, 2025	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

