Form 10-Q
period 2025-06-30
HARROW, INC.
filed 2025-08-11
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 37,002,136 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,963,000	$47,247,000
Accounts receivable, net	78,822,000	116,373,000
Inventories	11,552,000	10,702,000
Prepaid expenses and other current assets	11,553,000	15,329,000
Total current assets	154,890,000	189,651,000
Property, plant and equipment, net	3,512,000	3,734,000
Capitalized software costs, net	1,478,000	1,751,000
Operating lease right-of-use assets, net	8,155,000	8,554,000
Intangible assets, net	176,666,000	184,949,000
Goodwill	332,000	332,000
TOTAL ASSETS	$345,033,000	$388,971,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,414,000	$41,406,000
Accrued rebates and copay assistance	32,154,000	39,900,000
Accrued payroll and related liabilities	6,824,000	9,496,000
Deferred revenue and customer deposits	91,000	44,000
Current portion of notes payable, net of unamortized debt discount	183,619,000	-
Current portion of operating lease obligations	782,000	497,000
Total current liabilities	248,884,000	91,343,000
Operating lease obligations, net of current portion	8,366,000	8,792,000
Notes payable, net of unamortized debt discount and current portion	38,484,000	219,539,000
TOTAL LIABILITIES	295,734,000	319,674,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 36,714,679 and 35,622,214 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	36,000	35,000
Additional paid-in capital	213,788,000	221,002,000
Accumulated deficit	(164,170,000)	(151,385,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	49,654,000	69,652,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	49,299,000	69,297,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$345,033,000	$388,971,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$63,657,000	$48,871,000	$111,402,000	$83,379,000
Other revenues	85,000	68,000	171,000	147,000
Total revenues	63,742,000	48,939,000	111,573,000	83,526,000
Cost of sales	(16,230,000)	(12,539,000)	(31,754,000)	(23,092,000)
Gross profit	47,512,000	36,400,000	79,819,000	60,434,000
Operating expenses:
Selling, general and administrative	33,235,000	31,817,000	73,748,000	60,630,000
Research and development	2,868,000	3,053,000	5,894,000	5,202,000
Total operating expenses	36,103,000	34,870,000	79,642,000	65,832,000
Income (loss) from operations	11,409,000	1,530,000	177,000	(5,398,000)
Other (expense) income:
Interest expense, net	(6,408,000)	(5,471,000)	(12,956,000)	(10,886,000)
Investment loss from Eton Pharmaceuticals	-	(1,923,000)	-	(3,171,000)
Other (expense) income, net	(6,000)	46,000	(6,000)	72,000
Total other expense, net	(6,414,000)	(7,348,000)	(12,962,000)	(13,985,000)
Income (loss) before income taxes	4,995,000	(5,818,000)	(12,785,000)	(19,383,000)
Income tax expense	-	(655,000)	-	(655,000)
Net income (loss)	$4,995,000	$(6,473,000)	$(12,785,000)	$(20,038,000)
Basic net income (loss) per share of common stock	$0.14	$(0.18)	$(0.35)	$(0.56)
Diluted net income (loss) per share of common stock	$0.13	$(0.18)	$(0.35)	$(0.56)
Weighted average number of shares of common stock outstanding, basic	36,790,306	35,618,977	36,304,787	35,544,312
Weighted average number of shares of common stock outstanding, diluted	38,853,855	35,618,977	36,304,787	35,544,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended June 30, 2025 and 2024

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	87,195	-	521,000	-	521,000	-	521,000
Vesting of RSUs and PSUs	332,517	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(108,480)	-	(1,157,000)	-	(1,157,000)	-	(1,157,000)
Stock-based compensation expense	-	-	8,440,000	-	8,440,000	-	8,440,000
Net loss	-	-	-	(20,038,000)	(20,038,000)	-	(20,038,000)
Balance at June 30, 2024	35,479,492	$35,000	$212,439,000	$(153,942,000)	$58,532,000	$(355,000)	$58,177,000

Balance at December 31, 2024	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	10,618	-	125,000	-	125,000	-	125,000
Vesting of RSUs and PSUs	1,634,009	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(552,162)	(1,000)	(12,768,000)	-	(12,769,000)	-	(12,769,000)
Stock-based compensation expense	-	-	5,431,000	-	5,431,000	-	5,431,000
Net loss	-	-	-	(12,785,000)	(12,785,000)	-	(12,785,000)
Balance at June 30, 2025	36,714,679	$36,000	$213,788,000	$(164,170,000)	$49,654,000	$(355,000)	$49,299,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at March 31, 2024	35,380,955	$35,000	$207,995,000	$(147,469,000)	$60,561,000	$(355,000)	$60,206,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	41,020	-	173,000	-	173,000	-	173,000
Vesting of RSUs	57,517	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,271,000	-	4,271,000	-	4,271,000
Net loss	-	-	-	(6,473,000)	(6,473,000)	-	(6,473,000)
Balance at June 30, 2024	35,479,492	$35,000	$212,439,000	$(153,942,000)	$58,532,000	$(355,000)	$58,177,000

Balance at March 31, 2025	35,654,171	$35,000	$225,581,000	$(169,165,000)	$56,451,000	$(355,000)	$56,096,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	7,875	-	102,000	-	102,000	-	102,000
Vesting of RSUs and PSUs	1,604,795	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(552,162)	(1,000)	(12,768,000)	-	(12,769,000)	-	(12,769,000)
Stock-based compensation expense	-	-	875,000	-	875,000	-	875,000
Net income	-	-	-	4,995,000	4,995,000	-	4,995,000
Balance at June 30, 2025	36,714,679	$36,000	$213,788,000	$(164,170,000)	$49,654,000	$(355,000)	$49,299,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,785,000)	$(20,038,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	961,000	885,000
Amortization of intangible assets	8,452,000	5,103,000
Amortization of operating lease right-of-use assets	399,000	392,000
Provision for (recovery of) credit losses	340,000	(96,000)
Amortization of debt issuance costs and debt discount	2,564,000	1,951,000
Investment loss from investment in Eton Pharmaceuticals	-	3,171,000
Stock-based compensation	5,431,000	8,440,000
Deferred income tax	-	623,000
Changes in assets and liabilities:
Accounts receivable	37,211,000	(15,631,000)
Inventories	(850,000)	1,442,000
Prepaid expenses and other current assets	3,776,000	2,579,000
Accounts payable, accrued expenses, accrued rebates and copay assistance	(24,009,000)	3,361,000
Accrued payroll and related liabilities	(2,672,000)	271,000
Deferred revenue and customer deposits	47,000	173,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,865,000	(7,374,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of investment in Eton Pharmaceuticals	-	5,510,000
Investment in patent and trademark assets	(169,000)	(81,000)
Purchases of property, plant and equipment	(336,000)	(436,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(505,000)	4,993,000
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(12,769,000)	(1,157,000)
Proceeds from exercise of stock options	125,000	521,000
Payment of debt issuance costs	-	(100,000)
NET CASH USED IN FINANCING ACTIVITIES	(12,644,000)	(736,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,716,000	(3,117,000)
CASH AND CASH EQUIVALENTS, beginning of period	47,247,000	74,085,000
CASH, CASH EQUIVALENTS, end of period	$52,963,000	$70,968,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$38,000	$-
Cash paid for interest	$12,180,000	$10,316,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$130,000	$44,000
Change in right-of-use assets for operating lease obligations assumptions	$-	$377,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company and Background

Harrow, Inc. (together with its consolidated subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) is a leading provider of ophthalmic disease management solutions in North America, offering a comprehensive portfolio of products that address conditions affecting both the front and back of the eye, such as dry eye disease, wet (or neovascular) age-related macular degeneration, cataracts, refractive errors, glaucoma and a range of other ocular surface conditions and retina diseases. Harrow was founded with a commitment to deliver safe, effective, accessible, and affordable medications that enhance patient compliance and improve clinical outcomes.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the six months ended June 30, 2025 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity

The Oaktree Loan (as defined in Note 10) totaling $107,500,000 principal at June 30, 2025 and the 2026 Notes (as defined in Note 10) totaling $75,000,000 in principal amount outstanding at June 30, 2025 become due in January 2026 and April 2026, respectively. The maturity of these debt obligations prior to their maturities without a refinancing event could raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management believes that one of the other alternatives available to it in lieu of refinancing the Oaktree Loan and the 2026 Notes is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company. If the Company is unable to successfully refinance the Oaktree Loan and the 2026 Notes, or sell assets to raise sufficient capital, the Company does not expect to have the ability to repay the Oaktree Loan and the 2026 Notes in full.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the Company’s inability to refinance the Oaktree Loan and the 2026 Notes or sell some of its assets to meet its obligations.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2025:

Balance at January 1, 2025	$416,000
Change in expected credit losses	340,000
Write-offs, net of recoveries	(68,000)
Balance at June 30, 2025	$688,000

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

The following table presents the estimated fair values and the carrying values:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$74,389,000	$76,560,000	$74,002,000	$75,840,000
2027 Notes	$38,484,000	$42,391,000	$38,130,000	$42,198,000
Oaktree Loan	$109,229,000	$113,488,000	$107,407,000	$112,932,000

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, unvested PSUs and warrants were 2,816,409 and 4,488,940 for the six-months ended June 30, 2025 and the three and six-months ended June 30, 2024, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director ceases providing services to the Company. The number of shares underlying vested RSUs at June 30, 2025 and 2024 was 212,452 and 181,038, respectively.

The following table shows the computation of basic net income (loss) per share of common stock:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Numerator – net income (loss)	$4,995,000	$(6,473,000)	$(12,785,000)	$(20,038,000)
Denominator – weighted average number of shares outstanding, basic	36,790,306	35,618,977	36,304,787	35,544,312
Net income (loss) per share, basic	$0.14	$(0.18)	$(0.35)	$(0.56)

For the three months ended June 30, 2025, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during that period. For the three-months the total excluded common stock equivalents was 188,836 because their effect was anti-dilutive. Diluted common equivalent shares for the three months ended June 30, 2025 consisted of the following:

Three Months Ended
June 30, 2025

Diluted shares related to:
Restricted stock units	231,111
Stock options	1,832,438
Dilutive common equivalent shares	2,063,549

The following table shows the computation of diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding for the three months ended June 30, 2025:

Three Months Ended
June 30, 2025

Numerator - net income	$4,995,000
Weighted average number of shares outstanding, basic	36,790,306
Dilutive common equivalents	2,063,549
Weighted average number of shares outstanding, diluted	38,853,855
Net income per share, diluted	$0.13

Income Taxes

The Company’s effective tax rate was 0% and (3.38)% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of June 30, 2025 and December 31, 2024, there were $2,860,000 and $2,858,000, respectively, of unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other provisions, permanently restores 100% bonus depreciation and modifies the limitation on business-interest expense under §163(j) to be based on taxable income before interest, amortization, and depreciation. Based on preliminary analysis, management expects OBBBA to reduce U.S. cash income-tax payments. There is not expected to be any material impact on the effective tax rate. The Company is continuing to evaluate the Act’s impacts, including potential effects on deferred-tax balances, and will refine these estimates as additional guidance becomes available.

Accounting Guidance Issued but Not Adopted at June 30, 2025

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

Prior period chargebacks claimed by wholesalers are analyzed to determine the actual net price per package (“NPP”) for each product. This calculation is performed by product, by wholesaler. NPPs can be affected by several factors such as:

●	Changes in customer mix

●	Changes in negotiated terms with customers

●	Changes in the volume of off-contract purchases

●	Changes in WAC

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

Prompt Payment Discounts

Sales discounts may be granted to customers for prompt payment. The reserve for prompt payment discounts is based on invoices outstanding. Based on past experience, it is assumed that all available discounts will be taken. Accruals for prompt payment discounts are recorded as a reduction in both gross revenues in the condensed consolidated statements of operations and accounts receivable in the condensed consolidated balance sheets.

The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the condensed consolidated financial statements for the six months ended June 30, 2025, and 2024:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2023	$2,810,000	$3,585,000	$771,000	$24,069,000	$971,000	$1,101,000	$33,307,000
Accruals/Adjustments	4,090,000	3,979,000	3,125,000	23,869,000	26,356,000	1,763,000	63,182,000
Credits Taken Against Reserve	(5,141,000)	(408,000)	(1,319,000)	(29,060,000)	(19,188,000)	(1,008,000)	(56,124,000)
Balance at June 30, 2024	$1,759,000	$7,156,000	$2,577,000	$18,878,000	$8,139,000	$1,856,000	$40,365,000

Balance at December 31, 2024	$960,000	$12,360,000	$1,449,000	$32,873,000	$9,612,000	$2,377,000	$59,631,000

Accruals/Adjustments	11,163,000	11,128,000	4,615,000	40,093,000	30,771,000	2,346,000	100,116,000
Credits Taken Against Reserve	(7,706,000)	(7,696,000)	(4,828,000)	(53,480,000)	(37,193,000)	(3,185,000)	(114,088,000)
Balance at June 30, 2025	$4,417,000	$15,792,000	$1,236,000	$19,486,000	$3,190,000	$1,538,000	$45,659,000

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product sales, net	$63,657,000	$48,871,000	$111,402,000	$83,379,000
Other revenues	85,000	68,000	171,000	147,000
Total revenues	$63,742,000	$48,939,000	$111,573,000	$83,526,000

Deferred revenue and customer deposits at June 30, 2025 and December 31, 2024 were $91,000 and $44,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2024 were recognized as revenue during 2025.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Raw materials	$5,825,000	$5,362,000
Work in progress	793,000	858,000
Finished goods	4,934,000	4,482,000
Total inventories	$11,552,000	$10,702,000

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$224,000	$1,326,000
Prepaid computer software licenses and related expenses	709,000	765,000
Prefunded co-pay assistance	2,937,000	4,514,000
Other prepaid expenses	3,387,000	1,435,000
Receivable due from Melt	228,000	228,000
Annual Prepaid Prescription Drug User (“PDUFA”) fees	1,217,000	3,651,000
Deposits and other current assets	2,851,000	3,410,000
Total prepaid expenses and other current assets	$11,553,000	$15,329,000

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Property, plant and equipment, net:
Computer hardware	$1,232,000	$1,195,000
Furniture and equipment	960,000	956,000
Lab and pharmacy equipment	5,641,000	5,306,000
Leasehold improvements	7,337,000	7,291,000
	15,170,000	14,748,000
Accumulated depreciation	(11,658,000)	(11,014,000)
	$3,512,000	$3,734,000

For the three and six months ended June 30, 2025, depreciation related to the property, plant and equipment was $347,000 and $659,000, respectively, compared to $301,000 and $597,000 during the same periods in 2024, respectively.

NOTE 7. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Capitalized software costs
Capitalized internal-use software development costs	$3,410,000	$3,395,000
Acquired third-party software license for internal-use	219,000	205,000
Total gross capitalized software for internal-use	3,629,000	3,600,000
Accumulated amortization	(2,151,000)	(1,849,000)
	$1,478,000	$1,751,000

For the three and six months ended June 30, 2025, the Company recorded amortization expense related to capitalized software costs of $149,000 and $302,000, respectively, and $152,000 and $288,000 during the same periods in 2024, respectively.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2025 consisted of the following:

	Weighted-average useful life (in years)	Cost	Accumulated Amortization	Disposal	Net Carrying Value
Patents	19	$227,000	$(59,000)	$-	$168,000
Licenses	20	50,000	(37,000)	-	13,000
Trademarks	Indefinite	294,000	-	-	294,000
Acquired NDAs	14	207,473,000	(31,400,000)	-	176,073,000
Customer relationships	7	596,000	(549,000)	-	47,000
Trade name	4	75,000	(8,000)	-	67,000
State pharmacy licenses	25	8,000	(4,000)	-	4,000
		$208,723,000	$(32,057,000)	$-	$176,666,000

Amortization expense for intangible assets for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Patents	$3,000	$14,000	$6,000	$28,000
Acquired NDAs	4,220,000	2,529,000	8,440,000	5,059,000
Customer relationships	3,000	6,000	6,000	16,000
	$4,226,000	$2,549,000	$8,452,000	$5,103,000

Estimated future amortization expense for the Company’s intangible assets at June 30, 2025 was as follows:

Remainder of 2025	$8,452,000
2026	16,904,000
2027	16,613,000
2028	16,206,000
2029	16,096,000
Thereafter	102,101,000
$176,372,000

There were no changes to the carrying value of the Company’s goodwill during the three and six months ended June 30, 2025 and 2024.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$23,415,000	$38,762,000
Accrued interest (see Note 10)	1,893,000	2,538,000
Other accrued expenses	106,000	106,000
Total accounts payable and accrued expenses	$25,414,000	$41,406,000

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

The Oaktree Loan is secured by nearly all of the assets, including intellectual property, of the Company and its material subsidiaries. The Oaktree Loan has a maturity date of January 19, 2026 and carries an interest rate equal to the Secured Overnight Financing Rate plus 6.5% per annum (totaling 10.84 % at June 30, 2025). The Oaktree Loan also carries an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. The total exit fee of $3,763,000 has been recorded as a debt discount. The original issue discount, fees and expenses (including the exit fee) are being amortized over the term of the Oaktree Loan using the effective interest rate method. The Oaktree Loan requires quarterly interest-only payments with all of the unpaid principal, interest and fees due on the maturity date, January 19, 2026.

The Oaktree Loan contains customary guarantees and covenants, including financial covenants related to minimum liquidity and minimum net revenues. As of June 30, 2025, the Company was in compliance with the financial covenants.

Interest expense related to the Oaktree Loan totaled $3,827,000 and $7,686,000 for the three and six months ended June 30, 2025, respectively, and included the amortization of debt issuance costs and discount of $916,000 and $1,822,000, respectively. Interest expense related to the Oaktree Loan totaled $2,944,000 and $5,897,000 for the three and six months ended June 30, 2024, respectively, and included the amortization of debt issuance costs and discount of $602,000 and $1,205,000, respectively.

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

Interest expense related to the 2026 Notes totaled $1,812,000 and $3,622,000 for the three and six months ended June 30, 2025, respectively, and included amortization of debt issuance costs and discount of $195,000 and $388,000, respectively. Interest expense related to the 2026 Notes totaled $1,812,000 and $3,624,000 for the three and six months ended June 30, 2024, respectively, and included amortization of debt issuance costs and discount of $195,000 and $390,000, respectively

HROWM - 11.875% Senior Notes Due 2027

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

Interest expense related to the 2027 Notes totaled $1,373,000 and $2,744,000 for the three and six months ended June 30, 2025, respectively, and included the amortization of debt issuance costs and discount of $178,000 and $354,000, respectively. Interest expense related to the 2027 Notes totaled $1,373,000 and $2,746,000 for the three and six months ended June 30, 2024, respectively, and included the amortization of debt issuance costs and discount of $178,000 and $356,000, respectively.

A summary of the Company’s current portion of debt at June 30, 2025 and December 31, 2024 is described as follows:

	June 30,	December 31,
	2025	2024
Oaktree Loan due January 2026	$111,263,000	$-
8.625% Senior Notes due April 2026	75,000,000	-
	186,263,000	-
Less: Unamortized debt issuance costs	(2,644,000)	-
	$183,619,000	$-

A summary of the Company’s non-current portion of debt at June 30, 2025 and December 31, 2024 is described as follows:

	June 30,	December 31,
	2025	2024
8.625% Senior Notes due April 2026	$-	$75,000,000
11.875% Senior Notes due December 2027	40,250,000	40,250,000
Oaktree Loan due January 2026	-	111,263,000
	40,250,000	226,513,000
Less: Unamortized debt issuance costs	(1,766,000)	(6,974,000)
	$38,484,000	$219,539,000

For the three and six months ended June 30, 2025, the total effective interest rate of the Company’s debt was 10.65% and 10.74%, respectively, and 10.78% and 10.88% for the same periods in 2024, respectively.

At June 30, 2025, future minimum payments under the Company’s debt were as follows:

Amount

Remainder of 2025	$11,770,000
2026	193,820,000
2027	45,030,000
Total minimum payments	250,620,000
Less: amount representing interest payments	(24,107,000)
Notes payable, gross principal amount due	226,513,000
Less: current portion, net of unamortized discount	(183,619,000)
Less: unamortized debt issuance costs, net of premium	(4,410,000)
Notes payable, net of unamortized discount, net of current portion	$38,484,000

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

At June 30, 2025, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.09% and 9.7 years, respectively.

During the three and six months ended June 30, 2025, cash paid for amounts included for the operating lease liabilities was $227,000 and $508,000, respectively, and $327,000 and $650,000, for the same periods in 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded operating lease expense of $365,000 and $750,000, respectively, and $319,000 and $638,000 for the same periods in 2024, respectively. Operating lease expense is included in selling, general and administrative expenses.

Future lease payments under operating leases as of June 30, 2025 were as follows:

Operating Leases
Remainder of 2025	$716,000
2026	1,551,000
2027	1,425,000
2028	1,288,000
2029	1,304,000
Thereafter	6,667,000
Total minimum lease payments	12,951,000
Less: amount representing interest payments	(3,803,000)
Total operating lease obligations	9,148,000
Less: current portion, operating lease obligations	(782,000)
Operating lease obligations, net of current portion	$8,366,000

NOTE 12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2025, upon vesting of 346,500 PSUs granted in April 2023 to Andrew R. Boll, the Company’s Chief Financial Officer, the Company issued 209,755 shares of common stock to Mr. Boll, net of 136,745 shares of common stock withheld for payroll tax withholdings totaling $3,157,000.

During the six months ended June 30, 2025, upon vesting of 762,300 PSUs granted in April 2023 to Mark L. Baum, the Company’s Chief Executive Officer, the Company issued 461,937 shares of common stock to Mr. Baum, net of 300,363 shares of common stock withheld for payroll tax withholdings totaling $6,935,000.

During the six months ended June 30, 2025, 277,200 PSUs granted in April 2023 to John P. Saharek, the President of ImprimisRx, vested, and the Company issued 167,725 shares of common stock to Mr. Saharek, net of 109,475 shares of common stock withheld for payroll tax withholdings totaling $2,528,000.

During the six months ended June 30, 2025, 20,000 RSUs granted in prior periods vested, and the Company issued 14,434 shares of common stock, net of 5,566 shares of common stock withheld for payroll tax withholdings totaling $149,000.

During the six months ended June 30, 2025, 198,795 RSUs and PSUs granted in prior periods vested, and the Company issued 198,795 shares of common stock.

During the six months ended June 30, 2025, the Company issued 10,618 shares of common stock and received proceeds of $125,000 upon the exercise of options to purchase 10,618 shares of common stock with exercise prices ranging from $6.75 to $18.35 per share.

During the six months ended June 30, 2025, the Company issued 29,214 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 4,173 RSUs that vested during the six months ended June 30, 2025, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

During the six months ended June 30, 2025, 17,806 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable person ceases providing services to the Company.

During the six months ended June 30, 2025, 8,667 shares of the Company’s common stock underlying RSUs issued to consultants vested, but the issuance and delivery of these shares has not occurred.

Stock Option Plan

On September 17, 2007, the Company’s stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, which was subsequently amended on November 5, 2008, February 26, 2012, July 18, 2012, May 2, 2013 and September 27, 2013 (as amended, the “2007 Plan”). The 2007 Plan reached its term in September 2017, and we can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan”). On June 18, 2025, the Company’s stockholders adopted the Company’s 2025 Incentive Stock and Awards Plan (the “2025 Plan” together with the 2007 Plan and 2017 Plan, the “Plans”). The purpose of the Plans are to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units, restricted stock and performance awards. The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

Stock Options

A summary of stock option activity under the Plans for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2025	2,469,099	$6.49
Options granted	66,000	$32.93
Options exercised	(10,618)	$11.78
Options cancelled/forfeited	(50,111)	$14.90
Options outstanding – June 30, 2025	2,474,370	$7.00	2.70	$58,679,000
Options exercisable	2,259,079	$5.59	2.13	$56,371,000
Options vested and expected to vest	2,446,063	$6.80	2.63	$58,448,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on June 30, 2025, based on the closing price of the Company’s common stock of $30.54 on that date.

During the six months ended June 30, 2025, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three and six months ended June 30, 2025 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2025
Weighted-average fair value of options granted	$22.04
Expected terms (in years)	6.11
Expected volatility	71.19%-71.30%
Risk-free interest rate	4.16%-4.53%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.70	31,942	1.31	$1.68	31,942	$1.68
$1.73	250,000	2.51	$1.73	250,000	$1.73
$2.23	270,000	1.59	$2.23	270,000	$2.23
$2.40 - $2.60	14,068	1.58	$2.57	14,068	$2.57
$3.95	308,500	0.75	$3.95	308,500	$3.95
$4.49 - $5.72	92,300	4.12	$5.53	92,300	$5.53
$6.30	285,000	3.29	$6.30	285,000	$6.30
$6.75 - $7.26	43,123	7.02	$6.85	27,376	$6.82
$7.30	274,500	4.51	$7.30	274,500	$7.30
$7.60 - $45.64	904,937	2.74	$11.47	705,393	$8.20
$1.47 - $45.64	2,474,370	2.70	$7.00	2,259,079	$5.59

As of June 30, 2025, there was approximately $3,150,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 2.68 years. The stock-based compensation for all stock options was $186,000 and $385,000 during the three and six months ended June 30, 2025, respectively, and $130,000 and $256,000 during the same periods in 2024, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2025 was $178,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2025	353,112	$22.55
RSUs granted	76,455	30.53
RSUs vested	(67,528)	16.47
RSUs cancelled/forfeited	(20,000)	17.97
RSUs unvested – June 30, 2025	342,039	$25.07

As of June 30, 2025, the total unrecognized compensation expense related to unvested RSUs was approximately $7,322,000, which is expected to be recognized over a weighted-average period of 1.64 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and six months ended June 30, 2025 was $689,000 and $1,408,000, respectively, and was $502,000 and $907,000 during the same periods in 2024, respectively.

Performance Stock Units

A summary of the Company’s PSU activity and related information for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2025	1,567,913	$18.56
PSUs granted	-
PSUs vested	(1,567,913)	18.56
PSUs cancelled/forfeited	-
PSUs unvested – June 30, 2025	-	$-

As of June 30, 2025, there is no unrecognized compensation expense related to unvested PSUs. The stock-based compensation for PSUs during the three and six months ended June 30, 2025 was $0 and $3,638,000, respectively, and $3,638,000 and $7,276,000 during the same periods in 2024, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Employees - selling, general and administrative	$637,000	$3,579,000	$4,431,000	$7,104,000
Employees - R&D	-	439,000	422,000	878,000
Directors - selling, general and administrative	149,000	214,000	375,000	402,000
Consultants - selling, general and administrative	89,000	39,000	203,000	56,000
Total	$875,000	$4,271,000	$5,431,000	$8,440,000

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. In June 2025, the Company announced that it had entered into a license and supply agreement (the “Formosa Agreement”) with Formosa Pharmaceuticals, Inc. (“Formosa”). Under the terms of the Formosa Agreement, the Company licensed from Formosa the exclusive rights and marketing authorization of BYQLOVITM (clobetasol propionate ophthalmic suspension) 0.05% in the U.S. market: In consideration for such rights, the Company will make a one-time payment to Formosa equal to $500,000 at the time the Company makes its first commercial sale of BYQLOVI to a third party and Formosa will be eligible to receive other one-time payments based on achievement of commercial gross profit milestones along with royalties on gross profits of BYQLOVI.

During the three and six months ended June 30, 2025, $2,201,000 and $4,374,000 were incurred under these agreements as royalty expenses, respectively, and $1,036,000 and $1,310,000, respectively, during the same period in 2024. The Company incurred $0 and $0 related to upfront and milestone payments under these agreements during the three and six months ended June 30, 2025, respectively, and $0 and $0, respectively, during the same periods in 2024. As of June 30, 2025, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the six months ended June 30, 2025. At the time contingent consideration payable becomes probable and reasonably estimable, the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of total purchase price.

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

In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and six months ended June 30, 2025, $287,000 and $564,000, respectively, were incurred under these agreements as royalty expenses, and $316,000 and $496,000, respectively, during the same periods in 2024.

Contract Manufacturing

The Company is a party to manufacturing agreements with respect to third-party contract manufacturers for its FDA approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $8,527,000 related to contract manufacturing agreements for the year ending December 31, 2025.

NOTE 14. SEGMENTS AND CONCENTRATIONS

The Company operates in two reportable segments which are generally determined based on the decision-making structure of the Company and the grouping of similar products and services: Branded and ImprimisRx.

●	The Branded segment includes activities of the Company’s FDA-approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.

●	The ImprimisRx segment represents activities in the Company’s ophthalmology-focused pharmaceutical compounding business.

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other shared expenses.

●

Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$42,189,000	$21,468,000	$63,657,000	$27,291,000	$21,580,000	$48,871,000
Other revenues	85,000	-	85,000	68,000	-	68,000
Total revenues	42,274,000	21,468,000	63,742,000	27,359,000	21,580,000	48,939,000
Cost of sales	8,734,000	7,496,000	16,230,000	5,559,000	6,980,000	12,539,000
Gross profit	33,540,000	13,972,000	47,512,000	21,800,000	14,600,000	36,400,000
Operating expenses
Selling, general and administrative	20,330,000	7,098,000	27,428,000	16,435,000	5,726,000	22,161,000
Research and development	2,390,000	442,000	2,832,000	75,000	112,000	187,000
Segment contribution	$10,820,000	$6,432,000	$17,252,000	$5,290,000	$8,762,000	$14,052,000
Corporate			5,807,000			9,656,000
Research and development			36,000			2,866,000
Income from operations			$11,409,000			$1,530,000

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$69,883,000	$41,519,000	$111,402,000	$41,081,000	$42,298,000	$83,379,000
Other revenues	171,000	-	171,000	147,000	-	147,000
Total revenues	70,054,000	41,519,000	111,573,000	41,228,000	42,298,000	83,526,000
Cost of sales	16,915,000	14,839,000	31,754,000	9,237,000	13,855,000	23,092,000
Gross profit	53,139,000	26,680,000	79,819,000	31,991,000	28,443,000	60,434,000
Operating expenses
Selling, general and administrative	41,012,000	14,620,000	55,632,000	28,865,000	11,938,000	40,803,000
Research and development	4,383,000	666,000	5,049,000	109,000	176,000	285,000
Segment contribution	$7,744,000	$11,394,000	$19,138,000	$3,017,000	$16,329,000	$19,346,000
Corporate			18,116,000			19,827,000
Research and development			845,000			4,917,000
Income (loss) from operations			$177,000			$(5,398,000)

Substantially all revenue is attributable to the U.S. All long-lived assets at June 30, 2025 and December 31, 2024 were located in the U.S.

Revenues by segment are further described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
IHEEZO	$18,336,000	$11,295,000	$23,558,000	$13,616,000
VEVYE	18,641,000	4,315,000	40,156,000	6,912,000
Other branded products	5,212,000	11,681,000	6,169,000	20,553,000
Other revenues	85,000	68,000	171,000	147,000
Branded revenue, net	42,274,000	27,359,000	70,054,000	41,228,000
ImprimisRx revenue, net	21,468,000	21,580,000	41,519,000	42,298,000

Total revenues, net	$63,742,000	$48,939,000	$111,573,000	$83,526,000

Other than IHEEZO and VEVYE, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were two customers who comprised more than 10% of the Company’s Branded revenues for the three and six months ended June 30, 2025 and one customer who comprised more than 10% of the Company’s Branded revenues for the three and six months ended June 30, 2024. There were no customers who comprised more than 10% of ImprimisRx revenues for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, accounts receivable from two customers accounted for 87% and 94%, respectively, of total consolidated accounts receivable.

The Company received its active pharmaceutical ingredients from three main suppliers during the three and six months ended June 30, 2025 and 2024. These suppliers collectively accounted for 76% and 72% of active pharmaceutical ingredient purchases during the three and six months ended June 30, 2025, respectively, and 61% and 62% during the same periods in 2024, respectively.

NOTE 15. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2025 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In July 2025, the Company issued 286,662 shares of common stock to Mark L. Baum, Chief Executive Officer, upon the cashless exercise of options to purchase 600,000 shares at an exercise price of $7.87 per share. The Company withheld from Mr. Baum 127,346 shares as consideration for the cashless exercise and an additional 185,992 shares for payroll tax obligations totaling $6,897,000.

In July 2025, the Company issued 795 shares of common stock and received proceeds of $11,000 upon the exercise of options to purchase 795 shares of common stock with exercise prices between $7.60 and $25.86 per share.

BYOOVIZ® and OPUVIZTM – Commercialization Agreement

In July 2025, the Company entered into a development and commercialization agreement (the “Samsung Agreement”) with Samsung Bioepis Co., Ltd. (“Samsung”). Under the terms of the Samsung Agreement, following completion of the transition of commercial rights from Biogen, Inc. back to Samsung, Samsung will develop, manufacture, and supply BYOOVIZ (ranibizumab-nuna) and OPUVIZ (aflibercept-yszy) (individually, a “Product” and together, the “Products”) for Harrow to commercialize in the U.S. market (the “Rights”). In consideration of such Rights, Harrow will make a one-time upfront payment to Samsung, and Samsung will be eligible to receive additional one-time payments based on the achievement of net sales-based milestones of the Products. In addition to other mutually agreed terms, Harrow shall pay to Samsung a share of net sales from the Products generated in the U.S. market.

PSU Awards

In July 2025, the Company granted an aggregate of 1,295,249 performance stock units to Mark L. Baum, Chief Executive Officer and Andrew R. Boll, Chief Financial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2025 PSUs”). The vesting of the 2025 PSUs require (i) a minimum of a three-year service period, and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets ranging between $50 to $100 per share, broken out into four separate tranches as described further in the table below.

Tranche	Target Stock Price	Number of Shares
Tranche 1	$50	181,335
Tranche 2	$60	272,003
Tranche 3	$75	375,623
Tranche 4	$100	466,288

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our products, product candidates and proprietary formulations in a timely manner or at all, identify and acquire additional products, manage our pharmacy operations, refinance and otherwise service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; any enforcement action by the U.S. Food and Drug Administration relating to compliance and quality plans at our outsourcing facility in New Jersey; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are a leading provider of ophthalmic disease management solutions in North America, offering a comprehensive portfolio of products that address conditions affecting both the front and back of the eye, such as dry eye disease, wet (or neovascular) age-related macular degeneration, cataracts, refractive errors, glaucoma and a range of other ocular surface conditions and retina diseases. Harrow was founded with a commitment to deliver safe, effective, accessible, and affordable medications that enhance patient compliance and improve clinical outcomes.

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

BYOOVIZ® and OPUVIZTM – Commercialization Agreement

In July 2025, we entered into a development and commercialization agreement (the “Samsung Agreement”) with Samsung Bioepis Co., Ltd. (“Samsung”). Under the terms of the Samsung Agreement, following completion of the transition of commercial rights from Biogen, Inc. back to Samsung, Samsung will develop, manufacture, and supply BYOOVIZ (ranibizumab-nuna) and OPUVIZ (aflibercept-yszy) (individually, a “Product” and together, the “Products”) for Harrow to commercialize in the U.S. market (the “Rights”).. In consideration of such Rights, we will make a one-time upfront payment to Samsung, and Samsung will be eligible to receive additional one-time payments based on the achievement of net sales-based milestones of the Products. In addition to other mutually agreed terms, we shall pay to Samsung a share of net sales from the Products generated in the U.S. market.

Acquisition of Commercial Rights to BYQLOVITM

In June 2025, we announced a licensing agreement whereby we acquired the exclusive U.S. commercial rights to BYQLOVI (clobetasol propionate ophthalmic suspension) 0.05% from Taiwan-based Formosa Pharmaceuticals. BYQLOVI was recently approved by the FDA for the treatment of post-operative inflammation and pain following ocular surgery and is the first new ophthalmic steroid in its class in over 15 years. Harrow expects BYQLOVI to be available in the fourth quarter of 2025.

VEVYE® Access for All

In March 2025, we announced a patient access program called VEVYE Access for All. The program is designed to increase patient access to VEVYE at an out-of-pocket cost of $59 or below and, in many cases, reduce the need for prior authorizations, step edits, and other treatment obstacles facing dry eye patients and their prescribers.

Project Beagle

During the first quarter of 2025 we initiated a 360-degree review of opportunities to offer ImprimisRx customers a Harrow-owned FDA-approved product alternative to a compounded formulation. We call this initiative Project Beagle. In that vein, we began implementing a continuity of care program to transition approximately 25,000 ImprimisRx patients from our Klarity-C (0.1% cyclosporine) compounded formulation to VEVYE (0.1% cyclosporine), and we discontinued compounding Klarity-C on June 30, 2025. We also discontinued another related compounded formulation called Klarity PF. Klarity PF was primarily purchased by a concentrated group of customers who have accepted our FRESHKOTE product as an alternative. We continue to review opportunities to reduce the size of our compounded formulary, improve and simplify our compounding capabilities, and transition other ImprimisRx customers from compounded formulations to Harrow’s FDA-approved products.

Results of Operations

The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,		$
	2025	2024	Variance	2025	2024	Variance
IHEEZO	$18,336,000	$11,295,000	$7,041,000	$23,558,000	$13,616,000	$9,942,000
VEVYE	18,641,000	4,315,000	14,326,000	40,156,000	6,912,000	33,244,000
Other branded products	5,212,000	11,681,000	(6,469,000)	6,169,000	20,553,000	(14,384,000)
Other revenues	85,000	68,000	17,000	171,000	147,000	24,000
Branded revenue, net	42,274,000	27,359,000	14,915,000	70,054,000	41,228,000	28,826,000
ImprimisRx revenue, net	21,468,000	21,580,000	(112,000)	41,519,000	42,298,000	(779,000)

Total revenues, net	$63,742,000	$48,939,000	$14,803,000	$111,573,000	$83,526,000	$28,047,000

The increase in revenues between periods was related to an increase in sales of our branded ophthalmology products, primarily due to the increase of units sold of IHEEZO and VEVYE during the three and six months ended June 30, 2025 compared to the prior year periods.

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

Branded

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Cost of Sales	$8,734,000	$5,559,000	$3,175,000	$16,915,000	$9,237,000	$7,678,000
Gross profit	$33,540,000	$21,800,000	$11,740,000	$53,139,000	$31,991,000	$21,148,000
Gross margin	79.3%	79.7%	-0.3%	75.9%	77.6%	-1.7%

The increase in Branded cost of sales was primarily attributable to an increase in units sold during the three and six months ended June 30, 2025 compared to the prior year periods and an increase in our fixed expenses. The decrease in Branded gross margin between the three and six months ended June 30, 2025 and 2024 was primarily attributable to an increase in our fixed expenses, in particular, acquired product NDA amortizations related to the launch of TRIESENCE and a related contingent milestone payment that was capitalized in the fourth quarter of 2024.

ImprimisRx

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Cost of Sales	$7,496,000	$6,980,000	$516,000	$14,839,000	$13,855,000	$984,000
Gross profit	$13,972,000	$14,600,000	$(628,000)	$26,680,000	$28,443,000	$(1,763,000)
Gross margin	65.1%	67.7%	-2.6%	64.3%	67.2%	-3.0%

The increase in ImprimisRx costs of sales between the three and six months ended June 30, 2025 and 2024 was primarily attributable to an increase in units sold during the three and six months ended June 30, 2025 compared to the same periods in 2024. However, due to product mix during the three and six months ended June 30, 2025 that included more sales of lower gross margin products and sales discounts, ImprimisRx gross margin decreased during the 2025 periods compared to the prior year period.

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

The following presents our SG&A expenses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2025	2024	Variance	2025	2024	Variance
Selling, general and administrative	$33,235,000	$31,817,000	$1,418,000	$73,748,000	$60,630,000	$13,118,000

The increase in SG&A expenses between the three-month periods was primarily attributable to the addition of new employees in sales, marketing and other departments to support current and expected growth, which when combined contributed to a $4,375,000 increase in SG&A expenses between the periods. These increases were offset by a $2,957,000 decrease in stock-based compensation expense between periods.

The increase in SG&A expenses between the six-month periods was primarily attributable to an increase in certain seasonal expenses, such as increased costs associated with our annual audit and a special project that totaled $3,629,000 during the six months ended June 30, 2025. In addition, the increase in SG&A expenses between periods was attributable to the addition of new employees in sales, marketing and other departments to support current and expected growth, which when combined contributed to a $12,042,000 increase in SG&A expenses between the periods. These increases were offset by a $2,553,000 decrease in stock-based compensation expense between periods.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,		$	June 30,		$
	2025	2024	Variance	2025	2024	Variance
Research and development	$2,868,000	$3,053,000	$(185,000)	$5,894,000	$5,202,000	$692,000

The increase in R&D expenses between six-month periods was primarily attributable to increased activity related to our expanded branded product portfolio, product acquisitions, product development efforts, product launches, and clinical and medical support.

Interest Expense, Net

Interest expense, net was $6,408,000 and $12,956,000 for the three and six months ended June 30, 2025, respectively, compared to $5,471,000 and $10,886,000 for the same periods in 2024, respectively. The increase during the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily the result of an increase in the outstanding principal amount of our debt obligations.

Investment Loss from Eton

During the three and six months ended June 30, 2024, we recorded a loss of $(1,923,000) and $(3,171,000), respectively, related to the change in fair market value of common stock of Eton Pharmaceuticals, Inc. (“Eton”) at the time of its sale, including trading expenses and commissions of approximately $436,000. In April 2024, we sold all of our shares of Eton.

Liquidity and Capital Resources

Liquidity

Our cash on hand at June 30, 2025 was $52,963,000, compared to $47,247,000 at December 31, 2024.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $52,963,000 at June 30, 2025 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. Management expects to refinance the Oaktree Loan (as defined in Note 10 of our unaudited condensed consolidated financial statements included in this Quarterly Report) during 2025 and to refinance the 2026 Notes (as defined in Note 10 of our unaudited condensed consolidated financial statements included in this Quarterly Report) at the same time or soon thereafter. Management believes it is probable that we will be able to refinance the Oaktree Loan and 2026 Notes; however, there can be no assurance that we will obtain the refinancing on terms acceptable to us, or at all - see the subheading Sources of Capital below for additional discussion regarding the Oaktree Loan, 2026 Notes and refinancing plans. In addition, we may consider the sale of certain assets. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$18,865,000	$(7,374,000)
Investing activities	(505,000)	4,993,000
Financing activities	(12,644,000)	(736,000)
Net change in cash and cash equivalents	5,716,000	(3,117,000)
Cash and cash equivalents at beginning of the period	47,247,000	74,085,000
Cash and cash equivalents at end of the period	$52,963,000	$70,968,000

Operating Activities

Net cash provided by (used in) operating activities during the six months ended June 30, 2025 was $18,865,000 compared to $(7,374,000) during the same period in the prior year. The increase in net cash provided by operating activities between the periods was mainly attributed to a decrease of $37,211,000 in accounts receivable as a result of collections during the six months ended June 30, 2025, compared to an increase in accounts receivable of $15,631,000 during the same period in 2024.

Investing Activities

Net cash (used in) provided by investing activities during the six months ended June 30, 2025 was $(505,000) compared to $4,993,000 during the same period in the prior year. Cash used in investing activities in 2025 was primarily related to equipment and software purchases. Cash provided by investing activities in 2024 was primarily related to the sale of our investment position in Eton.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 and 2024 was $(12,644,000) and $(736,000), respectively. Cash used in financing activities during the six months ended June 30, 2025 and 2024 was primarily related to payment of payroll taxes upon vesting of PSUs in exchange for shares withheld from employees.

Sources of Capital

During the six months ended June 30, 2025, our principal sources of cash came from proceeds from our operating activities. We expect future cash needs to be provided by operating activities, but our forecasts may not be accurate, and our plans may change. We may also sell some of our assets.

In January 2026 the Oaktree Loan matures and in April 2026, the 2026 Notes become due. As of June 30, 2025, there was $107,500,000 principal amount outstanding under the Oaktree Loan and $75,000,000 principal amount of the 2026 Notes were outstanding. The maturity of these debt obligations could raise substantial doubt about our ability to continue as a going concern. We are currently in discussions with our current senior secured lender, Oaktree, and other potential lenders about refinancing the Oaktree Loan and the 2026 Notes. Management believes it is probable that we will be able to refinance the Oaktree Loan and the 2026 Notes based on our collateral strength and expected cash flows from operations; however, there can be no assurance that we will obtain the refinancing on terms acceptable to us, or at all. We believe that one of the other alternatives available to us is the sale of one or more of our assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to us. If we are unable to successfully refinance the Oaktree Loan and the 2026 Notes or sell assets to raise sufficient capital, we do not expect to have the ability to repay the Oaktree Loan and the 2026 Notes in full.

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

The interest rate risk related to the Oaktree Loan is based on the Secured Overnight Financing Rate (“SOFR”) plus an interest rate spread of 6.5% per annum. A hypothetical increase of 100 basis points in SOFR would impact our interest expense by $1,075,000 per annum based on the outstanding balance under the Oaktree Loan as of June 30, 2025.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2025, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, provide additional disclosure for these supplemental risks and are incorporated herein by reference.

The federal government could pursue enforcement actions against us to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the effects of which could be costly to us and could result in adverse consequences to our business.

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

From March 2024 through April 2024, NJOF was inspected by the FDA (the “2024 Inspection”), and the FDA issued a Form 483 with five observations. Since January 2025, we engaged in separate but related discussions with the federal government regarding the NJOF quality system and the 2024 Inspection. NJOF voluntarily recalled certain products and provided regular updates to the FDA regarding its remediation activities and other commitments, including Project Beagle. The government has notified us that these discussions are now closed.

Future regulatory actions could increase scrutiny and could create negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. For other reasons, including, but not limited to, the following, physicians may be unwilling to prescribe or patients may be unwilling to use our compounded formulations: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. These factors and any future regulatory action could continue to limit our production, and our ability to dispense and distribute our compounded products, which would negatively affect sales of our compounded products.

Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.

Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase, across the markets we serve. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include provisions in the Inflation Reduction Act that enable the U.S. government to set prices for certain drugs in Medicare, redesign Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans and enable the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition are likely to be adopted and implemented in some form. It is unclear what policies will advance with respect to other drug pricing proposals, including international reference pricing or changes to healthcare regulations affecting pharmaceuticals. Further, state government activity has been dynamic, including certain states enacting new laws limiting drug reimbursement under state run Medicaid programs and prohibiting restrictions on 340B Program use. Such state laws could also eventually be adopted at the federal level.

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

Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

Our operations and performance have been, and may continue to be, affected by global economic conditions. The economic downturn resulting from the COVID-19 pandemic precipitated a global recession, which was followed by high rates of inflation and actions taken by financial regulators to raise interest rates. Instability in the financial system, tighter lending standards and higher interest rates have added stress that may create additional vulnerabilities in the global economy, the effects of which may be of an extended duration. Additionally, with higher interest rates, deficits (including those associated with the pandemic), and other fiscal pressures, governments may be unable to sustain their previously high levels of fiscal spending. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The cumulative effects of inflationary pressures, an uncertain trade environment with escalating and rapidly-changing tariffs, and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) and the Middle East may also increase our operating expenses. Some of our operational costs, including the cost of energy, cost of goods, other materials, labor, distribution and our other operational costs are subject to market conditions and have been adversely affected by inflationary pressures. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations.

Changes in U.S. trade policy—including the possible imposition of significant tariffs on pharmaceuticals and raw materials—could materially increase our costs, disrupt our supply chain, and impair our competitive position.

Recent public statements by U.S. policymakers contemplate phased tariff rates of up to 150% (or more) on imported finished drugs, active pharmaceutical ingredients (“APIs”), and key excipients. Although we manufacture a significant amount of our finished ophthalmic products in the United States, we rely on third-party suppliers, many of which source APIs, sterile bottles, dropper tips, and other critical components from non-U.S. jurisdictions. If one or more rounds of tariffs are enacted, we could experience:

●	Higher input costs that we may be unable to pass through to customers under existing supply and reimbursement arrangements, compressing gross margins;
●	Customs delays or shortages if overseas suppliers elect to redirect shipments to non-U.S. customers to avoid tariff exposure;
●	Retaliatory measures by foreign governments that could hinder our ability to procure specialized equipment or to out-license our products abroad; and
●	Working-capital pressure, as we may need to build additional safety stock or advance-pay duties before goods clear U.S. customs.

While we are evaluating mitigation strategies—including dual-sourcing, qualifying U.S. or free-trade-area suppliers, and tariff-engineering options—there can be no assurance that these actions will be successful or fully offset potential cost increases. Material tariff-related cost inflation or supply disruptions could adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the six months ended June 30, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1	2025 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to Harrow Inc.’s Definitive Proxy Statement filed with the SEC on April 25, 2025).

10.2*	Form of Incentive Stock Option Agreement

10.3*	Form of Non-Qualified Stock Option Agreement

10.4*	Form of Restricted Stock Unit Agreement

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: August 11, 2025	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
Chief Financial Officer (Principal Financial and Accounting Officer)

