Form 10-Q
period 2025-09-30
HARROW, INC.
filed 2025-11-10
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 37,037,453 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,290,000	$47,247,000
Accounts receivable, net	77,600,000	116,373,000
Inventories	12,834,000	10,702,000
Prepaid expenses and other current assets	12,880,000	15,329,000
Total current assets	177,604,000	189,651,000
Property, plant and equipment, net	3,380,000	3,734,000
Capitalized software costs, net	1,330,000	1,751,000
Operating lease right-of-use assets, net	7,971,000	8,554,000
Intangible assets, net	172,457,000	184,949,000
Goodwill	332,000	332,000
TOTAL ASSETS	$363,074,000	$388,971,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,162,000	$41,406,000
Accrued rebates and copay assistance	34,516,000	39,900,000
Accrued payroll and related liabilities	9,518,000	9,496,000
Deferred revenue and customer deposits	345,000	44,000
Current portion of operating lease obligations	859,000	497,000
Total current liabilities	65,400,000	91,343,000
Operating lease obligations, net of current portion	8,139,000	8,792,000
Notes payable, net of unamortized debt discount	242,874,000	219,539,000
TOTAL LIABILITIES	316,413,000	319,674,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 37,034,582 and 35,622,214 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	37,000	35,000
Additional paid-in capital	210,129,000	221,002,000
Accumulated deficit	(163,150,000)	(151,385,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	47,016,000	69,652,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	46,661,000	69,297,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,074,000	$388,971,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$71,497,000	$49,019,000	$182,899,000	$132,398,000
Other revenues	141,000	238,000	312,000	385,000
Total revenues	71,638,000	49,257,000	183,211,000	132,783,000
Cost of sales	(17,712,000)	(12,018000)	(49,466,000)	(35,110,000)
Gross profit	53,926,000	37,239,000	133,745,000	97,673,000
Operating expenses:
Selling, general and administrative	35,856,000	33,645,000	109,604,000	94,275,000
Research and development	3,323,000	2,273,000	9,217,000	7,475,000
Total operating expenses	39,179,000	35,918,000	118,821,000	101,750,000
Income (loss) from operations	14,747,000	1,321,000	14,924,000	(4,077,000)
Other (expense) income:
Interest expense, net	(6,038,000)	(5,525,000)	(18,994,000)	(16,411,000)
Investment loss from Eton Pharmaceuticals	-	-	-	(3,171,000)
Loss on extinguishment of debt	(7,750,000)		(7,750,000)
Other income, net	61,000	4,000	55,000	76,000
Total other expense, net	(13,727,000)	(5,521,000)	(26,689,000)	(19,506,000)
Income (loss) before income taxes	1,020,000	(4,200,000)	(11,765,000)	(23,583,000)
Income tax expense	-	(20,000)	-	(675,000)
Net income (loss)	$1,020,000	$(4,220,000)	$(11,765,000)	$(24,258,000)
Basic net income (loss) per share of common stock	$0.03	$(0.12)	$(0.32)	$(0.68)
Diluted net income (loss) per share of common stock	$0.03	$(0.12)	$(0.32)	$(0.68)
Weighted average number of shares of common stock outstanding, basic	37,145,440	35,702,200	36,588,163	35,597,409
Weighted average number of shares of common stock outstanding, diluted	38,875,005	35,702,200	36,588,163	35,597,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended September 30, 2025 and 2024

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	248,175	-	1,005,000	-	1,005,000	-	1,005,000
Vesting of RSUs and PSUs	332,517	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(137,587)	-	(2,362,000)	-	(2,362,000)	-	(2,362,000)
Stock-based compensation expense	-	-	12,825,000	-	12,825,000	-	12,825,000
Net loss	-	-	-	(24,258,000)	(24,258,000)	-	(24,258,000)
Balance at September 30, 2024	35,611,365	$35,000	$216,103,000	$(158,162,000)	$57,976,000	$(355,000)	$57,621,000

Balance at December 31, 2024	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	628,146	1,000	286,000	-	287,000	-	287,000
Vesting of PSUs and RSUs	1,654,009	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(869,787)	(1,000)	(19,859,000)	-	(19,860,000)	-	(19,860,000)
Stock-based compensation expense	-	-	8,702,000	-	8,702,000	-	8,702,000
Net loss	-	-	-	(11,765,000)	(11,765,000)	-	(11,765,000)
Balance at September 30, 2025	37,034,582	$37,000	$210,129,000	$(163,150,000)	$47,016,000	$(355,000)	$46,661,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at June 30, 2024	35,479,492	$35,000	$212,439,000	$(153,942,000)	$58,532,000	$(355,000)	$58,177,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	160,980	-	484,000	-	484,000	-	484,000
Shares withheld related to net share settlement of equity awards	(29,107)	-	(1,205,000)	-	(1,205,000)	-	(1,205,000)
Stock-based compensation expense	-	-	4,385,000	-	4,385,000	-	4,385,000
Net loss	-	-	-	(4,220,000)	(4,220,000)	-	(4,220,000)
Balance at September 30, 2024	35,611,365	$35,000	$216,103,000	$(158,162,000)	$57,976,000	$(355,000)	$57,621,000

Balance at June 30, 2025	36,714,679	$36,000	$213,788,000	$(164,170,000)	$49,654,000	$(355,000)	$49,299,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	617,528	1,000	161,000	-	162,000	-	162,000
Vesting of PSUs and RSUs	20,000	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(317,625)	-	(7,091,000)	-	(7,091,000)	-	(7,091,000)
Stock-based compensation expense	-	-	3,271,000	-	3,271,000	-	3,271,000
Net income	-	-	-	1,020,000	1,020,000	-	1,020,000
Balance at September 30, 2025	37,034,582	$37,000	$210,129,000	$(163,150,000)	$47,016,000	$(355,000)	$46,661,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,765,000)	$(24,258,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	1,451,000	1,382,000
Amortization of intangible assets	12,676,000	7,708,000
Non-cash lease expense	583,000	636,000
Provision for (recovery of) credit losses	548,000	(20,000)
Amortization of debt issuance costs and debt discount	3,692,000	2,985,000
Investment loss from investment in Eton Pharmaceuticals	-	3,171,000
Loss on extinguishment of debt	7,750,000	-
Stock-based compensation	8,702,000	12,825,000
Deferred income tax	-	643,000
Changes in assets and liabilities:
Accounts receivable	38,225,000	(17,453,000)
Inventories	(2,132,000)	711,000
Prepaid expenses and other current assets	2,449,000	(983,000)
Accounts payable, accrued expenses, accrued rebates and copay assistance	(27,049,000)	6,433,000
Accrued payroll and related liabilities	22,000	1,735,000
Deferred revenue and customer deposits	301,000	62,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	35,453,000	(4,423,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of investment in Eton Pharmaceuticals	-	5,510,000
Investment in patent and trademark assets	(22,000)	(74,000)
Purchase of product rights and related patents	(162,000)
Purchases of property, plant and equipment	(546,000)	(1,040,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(730,000)	4,396,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new debt, net of costs	244,375,000	-
Payment of debt issuance costs	(1,581,000)	(100,000)
Repayment of notes payable, including exit costs	(230,901,000)	-
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(19,860,000)	(2,362,000)
Proceeds from exercise of stock options	287,000	1,005,000
NET CASH USED IN FINANCING ACTIVITIES	(7,680,000)	(1,457,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,043,000	(1,484,000)
CASH AND CASH EQUIVALENTS, beginning of period	47,247,000	74,085,000
CASH, CASH EQUIVALENTS, end of period	$74,290,000	$72,601,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$38,000	$-
Cash paid for interest	$18,718,000	$15,553,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$74,000	$177,000
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$3,230,000
Purchase of product rights associated with contingent consideration payable	$-	$37,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the nine months ended September 30, 2025 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2025:

Balance at January 1, 2025	$416,000
Change in expected credit losses	548,000
Write-offs, net of recoveries	(110,000)
Balance at September 30, 2025	$854,000

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

The 2030 Notes (as defined in Note 10) are carried at face value less unamortized debt issuance costs. The Company fully repaid principal balances under the Oaktree Loan and the 2026 and 2027 Notes in September. The Company’s 2026 Notes (as defined in Note 10) were carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes (as defined in Note 10) were carried at face value less unamortized debt issuance costs, and the Oaktree Loan (as defined in Note 10) was carried at face value less the original issue discount and unamortized debt issuance costs on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and the 2027 Notes were classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities. The 2030 Notes are classified, and the Oaktree Loan was classified as Level 2 instruments and the fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$-	$-	$74,002,000	$75,840,000
2027 Notes	$-	$-	$38,130,000	$42,198,000
Oaktree Loan	$-	$-	$107,407,000	$112,932,000
2030 Notes	$242,874,000	$260,625,000	$-	$-

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock method) from stock options, unvested RSUs, unvested PSUs and warrants were 1,911,979 and 4,411,488 at September 30, 2025 and 2024, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director ceases providing services to the Company. The number of shares underlying vested RSUs at September 30, 2025 and 2024 was 216,483 and 195,696, respectively.

The following table shows the computation of basic net income (loss) per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator – net income (loss)	$1,020,000	$(4,220,000)	$(11,765,000)	$(24,258,000)
Denominator – weighted average number of shares outstanding, basic	37,145,440	35,702,200	36,588,163	35,597,409
Net income (loss) per share, basic	$0.03	$(0.12)	$(0.32)	$(0.68)

For the three months ended September 30, 2025, the Company computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during that period. Diluted common equivalent shares for the three months ended September 30, 2025 consisted of the following:

Three Months Ended
September 30, 2025

Diluted shares related to:
Restricted stock units	121,280
Stock options	1,608,285
Dilutive common equivalent shares	1,729,565

The following table shows the computation of diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding for the three months ended September 30, 2025:

Three Months Ended
September 30, 2025

Numerator - net income	$1,020,000
Weighted average number of shares outstanding, basic	37,145,440
Dilutive common equivalents	1,729,565
Weighted average number of shares outstanding, diluted	38,875,005
Net income per share, diluted	$0.03

Income Taxes

The Company’s effective tax rate was (3.66)% and (2.95)% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 differs from the U.S. federal statutory tax rate of 21% due to state taxes, permanent book-tax differences related to Internal Revenue Code of 1986, as amended (“IRC”), Section 162(m) excess officer compensation limitation and share-based compensation and the change in valuation allowance.

As of September 30, 2025 and December 31, 2024, there were $2,860,000 and $2,858,000, respectively, of unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other provisions, permanently restores 100% bonus depreciation and modifies the limitation on business-interest expense under §163(j) to be based on taxable income before interest, amortization, and depreciation. Based on preliminary analysis, management expects OBBBA to reduce U.S. cash income-tax payments. There is not expected to be any impact on the effective tax rate. The Company is continuing to evaluate OBBA’s impacts, including potential effects on deferred-tax balances, and will refine these estimates as additional guidance becomes available.

Accounting Guidance Issued but Not Adopted at September 30, 2025

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

The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the condensed consolidated financial statements for the nine months ended September 30, 2025, and 2024:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2023	$2,810,000	$3,585,000	$771,000	$24,069,000	$971,000	$1,101,000	$33,307,000
Accruals/Adjustments	7,393,000	4,786,000	5,017,000	47,813,000	54,549,000	3,509,000	123,067,000
Credits Taken Against Reserve	(7,951,000)	(831,000)	(6,643,000)	(44,679,000)	(53,391,000)	(2,928,000)	(116,423,000)
Balance at September 30, 2024	$2,252,000	$7,540,000	$(855,000)	$27,203,000	$2,129,000	$1,682,000	$39,951,000

Balance at December 31, 2024	$960,000	$12,360,000	$1,449,000	$32,873,000	$9,612,000	$2,377,000	$59,631,000
Accruals/Adjustments	22,976,000	12,082,000	12,810,000	61,730,000	35,100,000	3,540,000	148,238,000
Credits Taken Against Reserve	(18,144,000)	(9,977,000)	(7,375,000)	(75,765,000)	(42,299,000)	(4,444,000)	(158,004,000)
Balance at September 30, 2025	$5,792,000	$14,465,000	$6,884,000	$18,838,000	$2,413,000	$1,473,000	$49,865,000

Other Revenue: Intellectual Property License and Related Arrangements

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product sales, net	$71,497,000	$49,019,000	$182,899,000	$132,398,000
Other revenues	141,000	238,000	312,000	385,000
Total revenues	$71,638,000	$49,257,000	$183,211,000	$132,783,000

Deferred revenue and customer deposits at September 30, 2025 and December 31, 2024 were $345,000 and $44,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2024 were recognized as revenue during 2025.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Raw materials	$5,212,000	$5,362,000
Work in progress	842,000	858,000
Finished goods	6,780,000	4,482,000
Total inventories	$12,834,000	$10,702,000

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$1,925,000	$1,326,000
Prepaid computer software licenses and related expenses	573,000	765,000
Prefunded co-pay assistance	2,937,000	4,514,000
Other prepaid expenses	4,051,000	1,435,000
Receivable due from Melt	228,000	228,000
Annual Prepaid Prescription Drug User (“PDUFA”) fees	-	3,651,000
Deposits and other current assets	3,166,000	3,410,000
Total prepaid expenses and other current assets	$12,880,000	$15,329,000

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Property, plant and equipment, net:
Computer hardware	$1,234,000	$1,195,000
Furniture and equipment	963,000	956,000
Lab and pharmacy equipment	5,752,000	5,306,000
Leasehold improvements	7,430,000	7,291,000
	15,379,000	14,748,000
Accumulated depreciation	(11,999,000)	(11,014,000)
	$3,380,000	$3,734,000

For the three and nine months ended September 30, 2025, depreciation expense related to the property, plant and equipment was $326,000 and $985,000, respectively, compared to $351,000 and $948,000 during the same periods in 2024, respectively.

NOTE 7. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Capitalized software costs
Capitalized internal-use software development costs	$3,410,000	$3,395,000
Acquired third-party software license for internal-use	219,000	205,000
Total gross capitalized software for internal-use	3,629,000	3,600,000
Accumulated amortization	(2,299,000)	(1,849,000)
	$1,330,000	$1,751,000

For the three and nine months ended September 30, 2025, amortization expense related to capitalized software costs was $148,000 and $450,000, respectively, and $146,000 and $434,000 during the same periods in 2024, respectively.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2025 consisted of the following:

	Weighted-average useful life (in years)	Cost	Accumulated Amortization	Disposal	Net Carrying Value
Patents	19	$227,000	$(62,000)	$-	$165,000
Licenses	20	50,000	(38,000)	-	12,000
Trademarks	Indefinite	311,000	-	-	311,000
Acquired NDAs	14	207,473,000	(35,619,000)	-	171,854,000
Customer relationships	7	596,000	(552,000)	-	44,000
Trade name	4	75,000	(8,000)	-	67,000
State pharmacy licenses	25	8,000	(4,000)	-	4,000
		$208,740,000	$(36,333,000)	$-	$172,457,000

Amortization expense for intangible assets for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Patents	$2,000	$19,000	$8,000	$47,000
Licenses	-	34,000	-	34,000
Acquired product rights	4,219,000	2,547,000	12,659,000	7,606,000
Trade name	-	1,000	-	1,000
State pharmacy license	-	1,000	-	1,000
Customer relationships	3,000	3,000	9,000	19,000
	$4,224,000	$2,605,000	$12,676,000	$7,708,000

Estimated future amortization expense for the Company’s intangible assets at September 30, 2025 was as follows:

Remainder of 2025	$3,483,000
2026	16,904,000
2027	16,613,000
2028	16,206,000
2029	16,096,000
Thereafter	102,844,000
$172,146,000

There were no changes to the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2025 and 2024.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$18,993,000	$38,762,000
Accrued interest (see Note 10)	1,063,000	2,538,000
Other accrued expenses	106,000	106,000
Total accounts payable and accrued expenses	$20,162,000	$41,406,000

NOTE 10. DEBT

Fifth Third Revolving Credit Facility - Undrawn

In September 2025, the Company entered into a Credit Agreement (the “5/3 Revolver”) with Fifth Third Bank, National Association as administrative agent for itself and the other lenders, providing for a senior secured revolving credit facility in the initial principal amount of $40,000,000, together with an uncommitted incremental revolving line of credit in the principal amount of up to $20,000,000. The 5/3 Revolver will mature on September 26, 2030, or, if earlier, the date that is 91 days prior to the earliest maturity date of the Company’s 2030 Notes (as defined below).

Borrowings under the 5/3 Revolver bear interest at a floating rate equal to, at the Company’s option, either (i) a base rate plus a margin ranging from 0.25% to 0.75%, or (ii) a Secured Overnight Financing Rate (“SOFR”)-based rate plus a margin ranging from 1.25% to 1.75%. In addition, an unused fee of 0.25% per annum is payable monthly in arrears based on the undrawn portion of the commitments in respect of the 5/3 Revolver. Borrowings under the 5/3 Revolver are secured by a first priority lien in substantially all of the present and future property and assets, real and personal, of the Company, subject to customary exceptions.

Under the 5/3 Revolver, the Company is subject to certain customary affirmative and negative covenants. In addition, the 5/3 Revolver contains certain financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each month, a fixed charge coverage ratio of at least 1.10 to 1.0.

Deferred financing costs of $611,000 were recorded and will be amortized to interest expense over the term of agreement. The commitment fee related to the unused line of credit will be expensed as incurred.

As of September 30, 2025, there were no borrowings drawn or outstanding under the 5/3 Revolver. The Company was in compliance with all covenants as of September 30, 2025.

8.625% Senior Notes Due 2030

In September 2025, the Company closed a private offering of $250,000,000, aggregate principal amount of 8.625% senior notes due 2030 (the “2030 Notes”). The 2030 Notes offering resulted in net proceeds to the Company of approximately $242,794,000 after deducting underwriting discounts of $5,625,000 and commissions and other offering expenses of $1,581,000.

The 2030 Notes are senior unsecured obligations of the Company. The 2030 Notes are effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2030 Notes will be guaranteed on a senior unsecured basis by the Company, subject to certain exceptions. The 2030 Notes bear interest at the rate of 8.625% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense over the term of the 2030 Notes using the effective interest rate method.

The Company may redeem all or part of the 2030 Notes prior to September 15, 2027, at a price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the indenture. The Company may redeem all or part of the 2030 Notes on or after September 15, 2027 at the applicable redemption prices described in the indenture. The Company may also redeem up to 40% of the aggregate principal amount of the 2030 Notes at any time prior to September 15, 2027, at a redemption price equal to 108.625% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds from certain equity offerings. If a change in control triggering event occurs, unless the Company has previously exercised or substantially concurrently exercise its optional redemption right, the Company will be required to offer to repurchase the 2030 Notes from holders at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Interest expense related to the 2030 Notes totaled $1,063,000 for the three and nine months ended September 30, 2025, and included the amortization of debt issuance costs and discount of $80,000

Oaktree Loan Due 2026 – Paid in Full

In March 2023, the Company entered into a Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”). Including through subsequent amendments to the Oaktree Loan, the Company had drawn down a total principal loan amount of $107,500,000. The Oaktree Loan carried an interest rate equal to SOFR plus 6.5% per annum, and included an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. In addition to the exit fee, the Oaktree Loan required a make-whole premium to be paid on early principal amount payments prior to its maturity in January 2026. The exit fee of $3,763,000 was recorded as a debt discount.

In September 2025, the Company repaid the $107,500,000 principal balance owed under the Oaktree Loan and all accrued interest as of the date the loan was repaid. In connection with the loan repayment, the Company agreed to pay an exit fee and a make-whole premium to Oaktree. During the three and nine months ended September 30, 2025, the Company recorded the unaccrued exit fee of $268,000, make-whole premium of $1,861,000, and write-off of unamortized debt issuance costs of $1,289,000 as a loss on debt extinguishment of $3,418,000 in the aggregate.

Interest expense related to the Oaktree Loan totaled $3,141,000 and $10,826,000 for the three and nine months ended September 30, 2025, respectively, and included the amortization of debt issuance costs and discount of $745,000 and $2,567,000, respectively. Interest expense related to the Oaktree Loan totaled $3,026,000 and $8,923,000 for the three and nine months ended September 30, 2024, respectively, and included the amortization of debt issuance costs and discount of $656,000 and $1,861,000, respectively.

HROWL – 8.625% Senior Notes Due 2026 – Paid in Full

In April 2021, the Company closed an offering of $50,000,000 aggregate principal amount of 8.625% senior notes due 2026. In May 2021, the Company issued an additional $5,000,000 of such notes pursuant to the full exercise of the underwriters’ option to purchase additional notes, and in September 2021, the Company sold an additional $20,000,000 aggregate principal amount of such notes (collectively, the “2026 Notes”).

In September 2025, the Company fully repaid the principal balance of $75,000,000, along with all accrued interest owed under the 2026 Notes. through US Bank Trust Company National Association as Trustee. The notes were considered legally extinguished upon such repayment. In connection with the 2026 Notes repayment, the Company paid a make-whole premium of $907,000, recorded $449,000 of unaccrued interest and wrote off $452,000 of unamortized debt issuance costs. During the three and nine months ended September 30, 2025, the make-whole premium, unaccrued interest paid after the redemption notice date, and unamortized debt issuance costs were recorded as a loss on debt extinguishment equal to $1,808,000 in the aggregate. The 2026 Notes listed on The Nasdaq Stock Market under the symbol “HROWL” were delisted on October 10, 2025.

Interest expense related to the 2026 Notes totaled $1,452,000 and $5,074,000 for the three and nine months ended September 30, 2025, respectively, and included amortization of debt issuance costs and discount of $159,000 and $546,000, respectively. Interest expense related to the 2026 Notes totaled $1,814,000 and $5,438,000 for the three and nine months ended September 30, 2024, respectively, and included amortization of debt issuance costs and debt discount of $197,000 and $587,000, respectively.

HROWM - 11.875% Senior Notes Due 2027 – Paid in Full

In December 2022 and in January 2023, the Company closed an offering of $35,000,000 and $5,250,000, respectively, aggregate principal amount of 11.875% senior notes due 2027 (the “2027 Notes”). The 2027 Notes could be redeemed for cash in whole or in part prior to December 31, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption.

In September 2025, the Company fully repaid the principal balance of $40,250,000, along with all accrued interest owed under the 2027 Notes through US Bank Trust Company National Association as Trustee. The notes were considered legally extinguished upon such repayment. In connection with the 2027 Notes repayment, the Company paid a prepayment penalty of $805,000, recorded unaccrued interest of $98,000 and wrote off $1,621,000 of unamortized debt issuance costs. During the three and nine months ended September 30, 2025, the prepayment penalty, unaccrued additional interest paid after the redemption notice date and the unamortized debt issuance costs were recorded as a loss on debt extinguishment equal to $2,524,000 in the aggregate. The 2027 Notes listed on The Nasdaq Stock Market under the symbol “HROWM” were delisted on October 8, 2025.

Interest expense related to the 2027 Notes totaled $1,101,000 and $3,845,000 for the three and nine months ended September 30, 2025, respectively, and included the amortization of debt issuance costs and discount of $145,000 and $499,000, respectively. Interest expense related to the 2027 Notes totaled $1,376,000 and $4,121,000 for the three and nine months ended September 30, 2024, respectively, and included amortization of debt issuance costs and debt discount of $181,000 and $537,000, respectively.

A loss on extinguishment of debt equal to $7,750,000 was recorded during the three months ending September 30, 2025.

A summary of the Company’s non-current portion of debt at September 30, 2025 and December 31, 2024 is described as follows:

	September 30,	December 31,
	2025	2024
8.625% Senior Notes due April 2026	$-	$75,000,000
11.875% Senior Notes due December 2027	-	40,250,000
Oaktree Loan due January 2026	-	111,263,000
8.625% Senior Notes due September 2030	250,000,000	-
	250,000,000	226,513,000
Less: Unamortized debt issuance costs	(7,126,000)	(6,974,000)
	$242,874,000	$219,539,000

For the three and nine months ended September 30, 2025, the total effective interest rate of the Company’s debt was 10.29% and 10.41%, respectively, and 11.03% and 11.17% for the same periods in 2024, respectively.

At September 30, 2025, future minimum payments under the Company’s debt were as follows:

Amount

Remainder of 2025	$-
2026	21,681,000
2027	21,563,000
2028	21,622,000
Thereafter	282,373,000
Total minimum payments	347,239,000
Less: amount representing interest payments	(97,239,000)
Notes payable, gross principal amount due	250,000,000
Less: unamortized debt issuance costs, net of premium	(7,126,000)
Notes payable, net of unamortized discount	$242,874,000

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

At September 30, 2025, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.08% and 9.5 years, respectively.

During the three and nine months ended September 30, 2025, cash paid for amounts included for the operating lease liabilities was $332,000 and $840,000, respectively, and $327,000 and $972,000 for the same periods in 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded operating lease expense of $365,000 and $1,116,000, respectively, and $414,000 and $1,053,000 for the same periods in 2024, respectively. Operating lease expense is included in selling, general and administrative expenses within the condensed consolidated statements of operations.

Future lease payments under operating leases as of September 30, 2025 were as follows:

Operating Leases
Remainder of 2025	$586,000
2026	1,551,000
2027	1,425,000
2028	1,288,000
2029	1,304,000
Thereafter	6,464,000
Total minimum lease payments	12,618,000
Less: amount representing interest payments	(3,620,000)
Total operating lease obligations	8,998,000
Less: current portion, operating lease obligations	(859,000)
Operating lease obligations, net of current portion	$8,139,000

NOTE 12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

During the nine months ended September 30, 2025, upon vesting of 346,500 PSUs granted in April 2023 to Andrew R. Boll, the Company’s President and Chief Financial Officer, the Company issued 209,755 shares of common stock to Mr. Boll, net of 136,745 shares of common stock withheld for payroll tax withholdings totaling $3,157,000.

During the nine months ended September 30, 2025, upon vesting of 762,300 PSUs granted in April 2023 to Mark L. Baum, the Company’s Chief Executive Officer, the Company issued 461,937 shares of common stock to Mr. Baum, net of 300,363 shares of common stock withheld for payroll tax withholdings totaling $6,935,000.

During the nine months ended September 30, 2025, 277,200 PSUs granted in April 2023 to John P. Saharek, the President of ImprimisRx, vested, and the Company issued 167,725 shares of common stock to Mr. Saharek, net of 109,475 shares of common stock withheld for payroll tax withholdings totaling $2,528,000.

In July 2025, the Company issued 286,662 shares of common stock to Mark L. Baum, Chief Executive Officer, upon the cashless exercise of options to purchase 600,000 shares at an exercise price of $7.87 per share. The Company withheld 127,345 shares from Mr. Baum as consideration for the cashless exercise and an additional 185,993 shares for payroll tax obligations totaling $6,897,000.

During the nine months ended September 30, 2025, 42,500 RSUs granted in prior periods vested, and the Company issued 32,672 shares of common stock, net of 9,828 shares of common stock withheld for payroll tax withholdings totaling $343,000.

During the nine months ended September 30, 2025, 198,795 RSUs and PSUs granted in prior periods vested, and the Company issued 198,795 shares of common stock.

During the nine months ended September 30, 2025, the Company issued 28,108 shares of common stock and received proceeds of $287,000 upon the exercise of options to purchase 28,146 shares of common stock with exercise prices ranging from $4.66 to $25.86 per share.

During the nine months ended September 30, 2025, the Company issued 29,214 shares of its common stock underlying RSUs held by a director that ceased providing services to the Company. The RSUs had previously vested, including 4,173 RSUs that vested during the nine months ended September 30, 2025, but the issuance and delivery of the shares were deferred until the director ceased providing services to the Company.

During the nine months ended September 30, 2025, 17,806 shares of the Company’s common stock underlying RSUs issued to directors vested, but the issuance and delivery of these shares are deferred until the applicable person ceases providing services to the Company.

During the nine months ended September 30, 2025, 13,000 shares of the Company’s common stock underlying RSUs issued to consultants vested, but the issuance and delivery of these shares has not occurred.

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

Stock Options

A summary of stock option activity under the Plans for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2025	2,469,099	$6.49
Options granted	198,500	$36.96
Options exercised	(628,334)	$7.99
Options cancelled/forfeited	(69,944)	$15.94
Options outstanding – September 30, 2025	1,969,321	$8.75	3.65	$77,657,000
Options exercisable	1,660,186	$4.84	2.62	$71,949,000
Options vested and expected to vest	1,921,309	$8.14	3.50	$76,921,000

The aggregate intrinsic value in the table above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all shares underlying options with an exercise price lower than the market price on September 30, 2025, based on the closing price of the Company’s common stock of $48.18 on that date.

During the nine months ended September 30, 2025, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of ten years. Vesting terms for options granted to employees during the three and nine months ended September 30, 2025 included the following vesting schedule: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

2025
Weighted-average fair value of options granted	$24.59
Expected terms (in years)	6.11
Expected volatility	71.02%-71.30%
Risk-free interest rate	3.84%-4.53%
Dividend yield	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - $1.70	31,942	1.06	$1.68	31,942	$1.68
$1.73	250,000	2.25	$1.73	250,000	$1.73
$2.23	270,000	1.34	$2.23	270,000	$2.23
$2.40 - $2.60	14,068	1.33	$2.57	14,068	$2.57
$3.95	308,500	0.50	$3.95	308,500	$3.95
$4.49 - $5.72	91,350	3.86	$5.53	91,350	$5.53
$6.30	285,000	3.04	$6.30	285,000	$6.30
$6.75 - $7.26	38,435	6.72	$6.81	26,374	$6.77
$7.30	274,500	4.26	$7.30	274,500	$7.30
$7.60 - $48.18	405,526	8.40	$25.44	108,452	$11.18
$1.47 - $48.18	1,969,321	3.65	$8.75	1,660,186	$4.84

As of September 30, 2025, there was approximately $6,307,000 of total unrecognized compensation expense related to unvested stock options granted under the Plans. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.31 years. The stock-based compensation for all stock options was $281,000 and $666,000 during the three and nine months ended September 30, 2025, respectively, and $160,000 and $416,000 during the same periods in 2024, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2025 was $18,232,000.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including time-based performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested - January 1, 2025	353,112	$22.55
RSUs granted	126,544	31.45
RSUs vested	(91,861)	21.13
RSUs cancelled/forfeited	(132,500)	19.72
RSUs unvested – September 30, 2025	255,295	$28.94

As of September 30, 2025, the total unrecognized compensation expense related to unvested RSUs was approximately $6,431,000, which is expected to be recognized over a weighted-average period of 1.56 years, based on estimated and actual vesting schedules of the applicable RSUs. The stock-based compensation for RSUs during the three and nine months ended September 30, 2025 was $284,000 and $1,692,000, respectively, and was $587,000 and $1,494,000 during the same periods in 2024, respectively.

Performance Stock Units

In July 2025, the Company granted an aggregate of 1,295,250 performance stock units to Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, President and Chief Financial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2025 PSUs”). The vesting of the 2025 PSUs require (i) a minimum of a three-year service period, and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets ranging between $50 to $100 per share, broken out into four separate tranches as described further in the table below.

Tranche	Target Stock Price	Number of Shares
Tranche 1	$50	181,335
Tranche 2	$60	272,003
Tranche 3	$75	375,623
Tranche 4	$100	466,289

*	Target Stock Price assumes that no dividends or like distributions are made to stockholders of the Company. If such distributions are made, the Target Stock Price would decrease accordingly, to the benefit of the employee, to account for the dividend/distribution as a part of the Target Stock Price.

The aggregate fair value of the 2025 PSUs was $32,465,000 using a Monte Carlo Simulation with a five -year life, 72% volatility and a risk-free interest rate of 3.8%. This amount is being amortized over a three-year derived service period.

A summary of the Company’s PSU activity and related information for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2025	1,567,913	$18.56
PSUs granted	1,295,250	25.06
PSUs vested	(1,567,913)	18.56
PSUs cancelled/forfeited	-
PSUs unvested – September 30, 2025	1,295,250	$25.06

As of September 30, 2025, the total unrecognized compensation expense related to unvested PSUs was approximately $29,759,000, which is expected to be recognized over a weighted-average period of 2.75 years, based on estimated and actual vesting schedules of the applicable PSUs. The stock-based compensation for PSUs during the three and nine months ended September 30, 2025 was $2,705,000 and $6,344,000, respectively, and $3,638,000 and $10,915,000 during the same periods in 2024, respectively.

Stock-Based Compensation Summary

The Company recorded stock-based compensation related to equity instruments granted to employees, directors and consultants as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Employees - selling, general and administrative	$2,951,000	$3,728,000	$7,382,000	$10,832,000
Employees - R&D	-	422,000	422,000	1,300,000
Directors - selling, general and administrative	210,000	199,000	585,000	601,000
Consultants - selling, general and administrative	109,000	36,000	312,000	92,000
Total	$3,270,000	$4,385,000	$8,701,000	$12,825,000

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

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint had been amended and OSRX added counterclaims alleging ImprimisRx, LLC was violating the Lanham Act with false advertising. The Court granted cross motions for summary judgment on each party’s Lanham Act claims, thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement, and unfair competition claims for trial. Following a jury trial in November 2024, a jury found OSRX acted with malice, fraud, or oppression, willfully engaging in trademark infringement and unfair competition under California and federal law, and ImprimisRx, LLC received a $34,900,000 jury verdict award, which included $20,400,000 in punitive damages and $14,500,000 in actual damages. An amended final judgment was entered on October 1, 2025, which reduced the OSRX liability to $11,249,000, plus post-judgment interest, and required OSRX to cease use of certain trademarks. The Company is pursuing efforts to enforce and collect the full judgment amount of $11,249,000 (plus post-judgment interest), including the filing of liens on OSRX assets; however, due to uncertainty regarding the probability of collection, the Company has not recognized any gains associated with the judgment in the accompanying condensed consolidated financial statements.

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products. In June 2025, the Company announced that it had entered into a license and supply agreement (the “Formosa Agreement”) with Formosa Pharmaceuticals, Inc. (“Formosa”). Under the terms of the Formosa Agreement, the Company licensed from Formosa the exclusive rights and marketing authorization of BYQLOVITM (clobetasol propionate ophthalmic suspension) 0.05% in the U.S. market. In consideration for such rights, the Company will make a one-time payment to Formosa equal to $500,000 at the time the Company makes its first commercial sale of BYQLOVI to a third party and Formosa will be eligible to receive other one-time payments based on achievement of commercial gross profit milestones along with royalties on gross profits of BYQLOVI.

During the three and nine months ended September 30, 2025, $2,480,000 and $6,853,000 were incurred under these agreements as royalty expenses, respectively, and $730,000 and $2,040,000, respectively, during the same period in 2024, which are presented as a component of cost of goods sold within the statement of operations. During the three and nine months ended September 30, 2024, $0 was incurred under these agreements related to upfront and milestone payments under these agreements., and $0, during the same periods in 2024. As of September 30, 2025, the remaining contingent consideration payable pursuant to these agreements were not considered probable and reasonably estimable and therefore, no amount was accrued related to these contingent obligations during the nine months ended September 30, 2025. At the time contingent consideration payable becomes probable and reasonably estimable, the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of total purchase price.

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

Acquisition of Remaining Interests in Melt Pharmaceuticals, Inc. - Related Party

In September 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Harrow Acquisition Sub, Inc., a wholly owned subsidiary of the Company, Melt Pharmaceuticals, Inc. (“Melt”), and D. Brad Osborne, as stockholder representative.

As of September 30, 2025, the Company owned approximately 46% of Melt’s outstanding equity and also had a mid-single digit royalty interest on future net sales of Melt’s primary product (MELT-300). Certain officers and directors of the Company, including Mark L. Baum, the Company’s Chairman and Chief Executive Officer, and Andrew R. Boll, the Company’s President and Chief Financial Officer, own additional equity interests in Melt, and Mr. Baum serves on the board of directors of Melt.

Under the terms of the Merger Agreement and related milestone payment agreement, the Company agreed to acquire the remaining equity interests of Melt in exchange for an initial cash payment of approximately $4,300,000 at closing, and contingent consideration consisting of cash and Company equity upon achievement of (i) U.S. Food and Drug Administration (“FDA”) approval of the MELT-300 product candidate, (ii) coding and reimbursement of the MELT-300 product candidate, and (iii) various one-time sales milestones, as follows:

●	Upon FDA approval of MELT-300, the Company shall pay an aggregate amount in cash of approximately $87,200,000.

●	Upon receipt of pass-through status awarded and J-Code (or any other similar designation) issued by the Center for Medicare & Medicaid Services for MELT-300 the Company shall issue an aggregate of approximately 1,112,000 shares of the Company’s common stock.

●	Upon achievement of various annual net sales milestones ranging from $100,000,000 to $1,000,000,000 per year, the Company shall make one-time cash payments that in the aggregate may total up to approximately $261,000,000 if all annual net sales milestones are achieved.

The regulatory and commercial milestones must be achieved on or before December 31, 2035.

The Merger Agreement includes representations and warranties and covenants of the parties customary for such a transaction. Until the earlier of the termination of the Merger Agreement and the effective time of the acquisition, Melt has agreed to operate its business in the ordinary course and has agreed to certain other operating covenants. In addition, Melt has agreed to use reasonable best efforts to obtain approval of the Merger Agreement and the transactions contemplated thereby by the requisite Melt stockholders needed for approval.

The closing of this acquisition has not yet occurred and is subject to certain customary closing conditions, including the approval of the requisite stockholders of Melt, the continued accuracy of representations and warranties and performance of covenants, and the absence of any material adverse effect. The Company expects to close this acquisition during the fourth quarter of 2025.

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

In consideration for the acquisition of these intellectual property rights, the Company is obligated to make payments to the Inventors based on the completion of certain milestones, generally consisting of: (1) a payment payable within 30 to 45 days after the issuance of the first patent in the United States arising from the acquired intellectual property (if any); (2) a payment payable within 30 days after the Company files the first investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for the first product arising from the acquired intellectual property (if any); (3) for certain of the Inventors, a payment payable within 30 days after the Company files the first new drug application with the FDA for the first product arising from the acquired intellectual property (if any); and (4) certain royalty payments based on the net receipts received by the Company in connection with the sale or licensing of any product based on the acquired intellectual property (if any), after deducting (among other things) the Company’s development costs associated with such product. If, following five years after the date of the applicable asset purchase agreement, the Company either (a) for certain of the Inventors, has not filed an IND or, for the remaining Inventors, has not initiated a study where data is derived, or (b) has failed to generate royalty payments to the Inventors for any product based on the acquired intellectual property, the Inventors may terminate the applicable asset purchase agreement and request that the Company re-assign the acquired technology to the Inventors. During the three and nine months ended September 30, 2025, $237,000 and $801,000, respectively, were incurred under these agreements as royalty expenses, and $453,000 and $949,000, respectively, during the same periods in 2024.

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

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$51,441,000	$20,056,000	$71,497,000	$28,314,000	$20,705,000	$49,019,000
Other revenues	141,000	-	141,000	238,000	-	238,000
Total revenues	51,582,000	20,056,000	71,638,000	28,552,000	20,705,000	49,257,000
Cost of sales	9,491,000	8,221,000	17,712,000	5,169,000	6,849,000	12,018,000
Gross profit	42,091,000	11,835,000	53,926,000	23,383,000	13,856,000	37,239,000
Operating expenses
Selling, general and administrative	20,085,000	7,344,000	27,429,000	14,038,000	5,427,000	19,465,000
Research and development	2,929,000	378,000	3,307,000	212,000	84,000	296,000
Segment contribution	$19,077,000	$4,113,000	$23,190,000	$9,133,000	$8,345,000	$17,478,000
Corporate	-	-	8,427,000	-	-	14,180,000
Research and development			16,000			1,977,000
Income from operations			$14,747,000			$1,321,000

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$121,324,000	$61,575,000	$182,899,000	$69,395,000	$63,003,000	$132,398,000
Other revenues	312,000	-	312,000	385,000	-	385,000
Total revenues	121,636,000	61,575,000	183,211,000	69,780,000	63,003,000	132,783,000
Cost of sales	26,406,000	23,060,000	49,466,000	14,406,000	20,704,000	35,110,000
Gross profit	95,230,000	38,515,000	133,745,000	55,374,000	42,299,000	97,673,000
Operating expenses
Selling, general and administrative	61,097,000	21,964,000	83,061,000	36,034,000	17,364,000	53,398,000
Research and development	7,312,000	1,044,000	8,356,000	321,000	261,000	582,000
Segment contribution	$26,821,000	$15,507,000	$42,328,000	$19,019,000	$24,674,000	$43,693,000
Corporate	-	-	26,543,000	-	-	40,877,000
Research and development			861,000			6,893,000
Income (loss) from operations			$14,924,000			$(4,077,000)

Substantially all revenue is attributable to the U.S. All long-lived assets at September 30, 2025 and December 31, 2024 were located in the U.S.

Revenues by segment are further described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
IHEEZO	$21,907,000	$12,882,000	$45,465,000	$26,498,000
VEVYE	22,626,000	5,186,000	62,783,000	12,099,000
Other branded products	6,908,000	10,256,000	13,076,000	30,808,000
Other revenues	141,000	228,000	312,000	375,000
Branded revenue, net	51,582,000	28,552,000	121,636,000	69,780,000
ImprimisRx revenue, net	20,056,000	20,705,000	61,575,000	63,003,000

Total revenues, net	$71,638,000	$49,257,000	$183,211,000	$132,783,000

Other than IHEEZO and VEVYE, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were two customers who comprised more than 10% of the Company’s Branded revenues for the three and nine months ended September 30, 2025 and one customer who comprised more than 10% of the Company’s Branded revenues for the three and nine months ended September 30, 2024. There were no customers who comprised more than 10% of ImprimisRx revenues for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, accounts receivable from two customers accounted for 82% and 94%, respectively, of total consolidated accounts receivable.

The Company received its active pharmaceutical ingredients from three main suppliers during the three and nine months ended September 30, 2025 and 2024. These suppliers collectively accounted for 38% and 68% of active pharmaceutical ingredient purchases during the three and nine months ended September 30, 2025, respectively, and 50% and 51% during the same periods in 2024, respectively.

NOTE 15. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2025 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, no events other than those described below need to be disclosed.

In October 2025, the Company issued 1,658 shares of common stock and received proceeds of $20,000 upon the exercise of options to purchase 1,658 shares of common stock with exercise prices between $7.60 and $21.12 per share.

In October 2025, the Company issued 1,546 shares of its common stock underlying RSUs held by employees of the Company, net of an aggregate of 704 shares of the Company’s common stock were withheld from issuance by the Company for payroll tax obligations totaling $28,000.

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

Fifth Third Revolving Credit Facility

In September 2025, we entered into a Credit Agreement (the “5/3 Revolver”) with Fifth Third Bank, National Association, as administrative agent for itself and the other lenders (collectively, “Fifth Third”) providing for a senior secured revolving credit facility in the initial principal amount of $40,000,000, together with an uncommitted incremental revolving line of credit in the principal amount of up to $20,000,000. The 5/3 Revolver will mature on September 26, 2030, or, if earlier, the date that is 91 days prior to the earliest maturity date of the Company’s 2030 Notes (as defined below).

Borrowings under the 5/3 Revolver bear interest at a floating rate equal to, at the Company’s option, either (i) a base rate plus a margin ranging from 0.25% to 0.75%, or (ii) a Secured Overnight Financing Rate (“SOFR”) based rate plus a margin ranging from 1.25% to 1.75%. In addition, an unused fee of 0.25% per annum is payable monthly in arrears based on the undrawn portion of the commitments in respect of the 5/3 Revolver. Borrowings under the 5/3 Revolver are secured by a first priority lien in substantially all of the present and future property and assets, real and personal, of the Company, subject to customary exceptions.

Under the 5/3 Revolver, we are subject to certain customary affirmative and negative covenants. In addition, the 5/3 Revolver contains certain financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each month, a fixed charge coverage ratio of at least 1.10 to 1.0.

Harrow Access for All

In September 2025, we announced Harrow Access For All (“HAFA”) to expand our proprietary patient access model from a single product to encompass Harrow’s comprehensive ophthalmic portfolio of branded, authorized generics (AGx), and compounded ophthalmic medications. Beginning in late 2025 and expanding into 2027, HAFA will provide a single, unified access point for prescribers and patients, offering affordability, streamlined prescribing, and predictable access. The platform creates a simpler, more predictable path to treatment—supporting better outcomes for patients and greater efficiency for physicians.

Acquisition of Remaining Interests in Melt Pharmaceuticals, Inc.

In September 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Harrow Acquisition Sub, Inc., a wholly owned subsidiary of Harrow, Melt Pharmaceuticals, Inc. (“Melt”), and D. Brad Osborne, as stockholder representative. Under the terms of the Merger Agreement and related milestone payment agreement, the Company agreed to acquire the remaining equity interests of Melt in exchange for an initial cash payment of approximately $4,300,000 at closing, and contingent consideration consisting of cash and Company equity upon achievement of (i) U.S. Food and Drug Administration (“FDA”) approval of the MELT-300 product candidate, (ii) coding and reimbursement of the MELT-300 product candidate, and (iii) various one-time sales milestones, as follows:

●	Upon FDA approval of MELT-300, the Company shall pay an aggregate amount in cash of approximately $87,200,000.

●	Upon receipt of pass-through status awarded and J-Code (or any other similar designation) issued by the Center for Medicare & Medicaid Services for MELT-300 the Company shall issue an aggregate of approximately 1,112,000 shares of the Company’s common stock.

●	Upon achievement of various annual net sales milestones ranging from $100,000,000 to $1,000,000,000 per year, the Company shall make one-time cash payments that in the aggregate may total up to approximately $261,000,000 if all annual net sales milestones are achieved.

The regulatory and commercial milestones must be achieved, if at all, on or before December 31, 2035.

The Merger Agreement includes representations and warranties and covenants of the parties customary for such a transaction. Until the earlier of the termination of the Merger Agreement and the effective time of the acquisition, Melt has agreed to operate its business in the ordinary course and has agreed to certain other operating covenants. In addition, Melt has agreed to use reasonable best efforts to obtain approval of the Merger Agreement and the transactions contemplated thereby by the requisite Melt stockholders needed for approval.

The closing of this acquisition has not yet occurred and is subject to certain customary closing conditions, including the approval of the requisite stockholders of Melt, the continued accuracy of representations and warranties and performance of covenants, and the absence of any material adverse effect. We expect to close this acquisition before December 31, 2025.

8.625% Senior Notes Due 2030 and Payoff of Prior Debt

In September 2025, we closed a private offering of $250,000,000, aggregate principal amount of 8.625% senior notes due 2030 (the “2030 Notes”). The 2030 Notes offering resulted in net proceeds to us of approximately $242,794,000 after deducting underwriting discounts and commissions and other offering expenses of $7,206,000

The 2030 Notes are senior unsecured obligations and are effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2030 Notes are guaranteed on a senior unsecured basis by us, subject to certain exceptions. The 2030 Notes bear interest at the rate of 8.625% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on March 15, and September 15 of each year. The issuance costs were recorded as a debt discount and are being amortized as interest expense over the term of the 2030 Notes using the effective interest rate method.

We used the net proceeds from the 2030 Notes offering to prepay all then outstanding senior debt borrowings, exit costs, and accrued interest including $107,500,000 in total principal loan amount borrowed under the Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), $75,000,000 in total principal amount senior notes due 2026 (the “2026 Notes), and $40,250,000 in total principal amount senior notes due 2027 (the “2027 Notes”). The 2026 Notes and 2027 Notes were listed on The Nasdaq Stock Market under the symbols “HROWL” and “HROWM”, respectively. The 2026 Notes were delisted on October 10, 2025 and the 2027 Notes were delisted on October 8, 2025.

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

Results of Operations

The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements.

The following presents our revenues for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended			For the Year Ended
	September 30,		$	September 30,		$
	2025	2024	Variance	2025	2024	Variance
IHEEZO	$21,907,000	$12,882,000	$9,025,000	$45,465,000	$26,498,000	$18,967,000
VEVYE	22,626,000	5,186,000	17,440,000	62,783,000	12,099,000	50,684,000
Other branded products	6,908,000	10,256,000	(3,348,000)	13,076,000	30,808,000	(17,732,000)
Other revenues	141,000	228,000	(87,000)	312,000	375,000	(63,000)
Branded revenue, net	51,582,000	28,552,000	23,030,000	121,636,000	69,780,000	51,856,000
ImprimisRx revenue, net	20,056,000	20,705,000	(649,000)	61,575,000	63,003,000	(1,428,000)

Total revenues, net	$71,638,000	$49,257,000	$22,381,000	$183,211,000	$132,783,000	$50,428,000

The increase in revenues between periods was related to an increase in sales and units sold of IHEEZO and VEVYE during the three and nine months ended September 30, 2025 compared to the prior year periods.

Cost of Sales, Gross Profit and Gross Margin

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory, amortization of acquired product rights, and other related expenses.

Branded

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Cost of Sales	$9,491,000	$5,169,000	$4,322,000	$26,406,000	$14,406,000	$12,000,000
Gross profit	$42,091,000	$23,383,000	$18,708,000	$95,230,000	$55,374,000	$39,856,000
Gross margin	81.6%	81.9%	-0.3%	78.3%	79.4%	-1.1%

The increase in Branded cost of sales was primarily attributable to an increase in units sold during the three and nine months ended September 30, 2025 compared to the prior year periods and an increase in our fixed expenses. The decrease in Branded gross margin between the three and nine months ended September 30, 2025 and 2024 was primarily attributable to an increase in our fixed expenses, in particular, acquired product rights amortizations related to the launch of TRIESENCE and a related contingent milestone payment that was capitalized in the fourth quarter of 2024.

ImprimisRx

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Cost of Sales	$8,221,000	$6,849,000	$1,372,000	$23,060,000	$20,704,000	$2,356,000
Gross profit	$11,835,000	$13,856,000	$(2,021,000)	$38,515,000	$42,299,000	$(3,784,000)
Gross margin	59.0%	66.9%	-7.9%	62.5%	67.1%	-4.6%

The increase in ImprimisRx costs of sales between the three and nine months ended September 30, 2025 and 2024 was primarily attributable to product mix that included more sales of lower gross margin products and sales discounts. ImprimisRx gross margin decreased during the 2025 periods compared to the prior year period due to the previously mentioned product mix as related well as one-time costs that impacted our efficiency.

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

The following presents our SG&A expenses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2025	2024	Variance	2025	2024	Variance
Selling, general and administrative	$35,856,000	$33,645,000	$2,211,000	$109,604,000	$94,275,000	$15,329,000

The increase in SG&A expenses between the three-month periods was primarily attributable to the addition of new employees in sales, marketing and other departments to support current and expected growth, which when combined contributed to a $3,434,000 increase in SG&A expenses between the periods. These increases were offset by a $1,223,000 decrease in stock-based compensation expense between periods.

The increase in SG&A expenses between the nine-month periods was primarily attributable to an increase in certain seasonal expenses, such as increased costs associated with our annual audit and a special project that totaled $3,629,000 during the nine months ended September 30, 2025. In addition, the increase in SG&A expenses between periods was attributable to the addition of new employees in sales, marketing and other departments to support current and expected growth, which when combined contributed to a $15,933,000 increase in SG&A expenses between the periods. These increases were offset by a $4,233,000 decrease in stock-based compensation expense between periods.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$	September 30,		$
	2025	2024	Variance	2025	2024	Variance
Research and development	$3,323,000	$2,273,000	$1,050,000	$9,217,000	$7,475,000	$1,742,000

The increase in R&D expenses between the three and nine month periods was primarily attributable to increased development activity related to our branded product portfolio, new product candidate development efforts, and clinical and medical support.

Interest Expense, Net

Interest expense, net was $6,038,000 and $18,994,000 for the three and nine months ended September 30, 2025, respectively, compared to $5,525,000 and $16,411,000 for the same periods in 2024, respectively. The increase during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily the result of an increase in the outstanding principal amount of our debt obligations.

Investment Loss from Eton

During the three and nine months ended September 30, 2024, we recorded a loss of $0 and $3,171,000, respectively, related to the change in fair market value of common stock of Eton Pharmaceuticals, Inc. (“Eton”) at the time of its sale, including trading expenses and commissions of approximately $436,000. In April 2024, we sold all of our shares of Eton.

Loss on Early Extinguishment of Debt

During the three and nine months ended September 30, 2025 we recorded a loss on extinguishment of debt of $7,750,000, related to the payoff of the 2026 Notes and 2027 Notes along with the Oaktree Loan. There were no extinguishments of debt during the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

Liquidity

Our cash on hand at September 30, 2025 was $74,290,000, compared to $47,247,000 at December 31, 2024.

As of the date of this Quarterly Report, we believe that cash and cash equivalents of $74,290,000 at September 30, 2025 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months.

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

We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing drug candidates, compounded formulations and technologies, integrating and developing our operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional drug products, drug candidates, and/or assets or technologies, pharmacies, outsourcing facilities, drug company and manufacturers, and otherwise fund our operations and potential future milestone payments. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.

Net Cash Flow

The following provides detailed information about our net cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$35,453,000	$(4,423,000)
Investing activities	(730,000)	4,396,000
Financing activities	(7,680,000)	(1,457,000)
Net change in cash and cash equivalents	27,043,000	(1,484,000)
Cash and cash equivalents at beginning of the period	47,247,000	74,085,000
Cash and cash equivalents at end of the period	$74,290,000	$72,601,000

Operating Activities

Net cash provided by (used in) operating activities during the nine months ended September 30, 2025 was $35,453,000 compared to $(4,423,000) during the same period in the prior year. The increase in net cash provided by operating activities between the periods was mainly attributed to a decrease of $38,225,000 in accounts receivable as a result of collections during the nine months ended September 30, 2025, compared to an increase in accounts receivable of $17,453,000 during the same period in 2024.

Investing Activities

Net cash provided by (used in) provided by investing activities during the nine months ended September 30, 2025 was $(730,000) compared to $4,396,000 during the same period in the prior year. Cash used in investing activities in 2025 was primarily related to equipment and software purchases. Cash provided by investing activities in 2024 was primarily related to the sale of our investment position in Eton.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 and 2024 was $(7,680,000) and $(1,457,000), respectively. Cash used in financing activities during the nine months ended September 30, 2025 was primarily due to repayment of debt and payment of payroll taxes upon vesting of stock compensation mostly offset by proceeds from issuance of new debt. Cash used in financing activities in 2024, was primarily related to payment of payroll taxes upon vesting of PSUs in exchange for shares withheld from employees.

Sources of Capital

During the nine months ended September 30, 2025, our principal sources of cash came from proceeds from our operating activities. We expect future cash needs to be provided by operating activities, but our forecasts may not be accurate, and our plans may change. We may also sell some of our assets.

In September 2025, we completed the sale of the 2030 Notes in a private offering and received net proceeds of $242,794,000. We used the net proceeds from the 2030 Notes to prepay all outstanding borrowings under the Oaktree Loan, the 2027 Notes, and the 2026 Notes, and to pay certain exit costs related thereto. The remaining funds will be used for general corporate purposes, which may include funding future strategic business development opportunities and related investments. We also entered into the 5/3 Revolver with Fifth Third in September 2025, which provided the Company with a secured revolving credit facility of $40,000,000, with an additional $20,000,000 of uncommitted incremental revolving line of credit. We have not drawn down any amounts under the 5/3 Revolver.

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

We may be unable to obtain financing when necessary, as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals and pharmacy industries, or our operating history. In addition, the fact that we have a limited history of profitability could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

Credit Ratings

As of September 8, 2025, Moody’s Investors Service assigned a Long-Term Corporate Family Rating of B3 to Harrow, Inc. and affirmed a Stable outlook. As of October 9, 2025, Fitch Ratings assigned a Long-Term Issuer Default Rating of B- (Outlook Stable) to Harrow, Inc., and a rating of B to our senior unsecured notes due September 2030. Credit ratings are subject to revision or withdrawal at any time by the issuing agencies and should not be construed as a recommendation to purchase, hold or sell securities or as a guarantee of our future performance. To the best of our knowledge, there have been no further changes to these ratings as of the date of this filing. Any downgrade in our corporate or senior unsecured debt rating may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our cash and cash equivalents. The 2030 Notes issued in September 2025 are at a fixed coupon of 8.625% and do not expose us to interest rate risk. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage our exposure to interest rate changes. Borrowings made through the 5/3 Revolver, which is based on the SOFR plus an interest rate spread, will be exposed to interest rate risk; however, we currently have no borrowings against it.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 2025, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below we provide in supplemental form the material changes to our risk factors as previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024. Our risk factors disclosed in the Annual Report on Form 10-K provide additional disclosure for these supplemental risks and are incorporated herein by reference.

Disruptions at the FDA, CMS, the SEC, and other government agencies resulting from the U.S. government shutdown and reported staffing reductions could adversely affect our operations, regulatory interactions, and access to capital.

A prolonged or repeated shutdown of the U.S. federal government, or other significant disruptions to the operations of federal agencies, could adversely affect our business, financial condition, and results of operations. The U.S. government shutdown that began on October 1, 2025 has caused many federal agencies to scale back operations and furlough portions of their workforce. Certain agencies that are important to our business, including the U.S. Department of Health and Human Services (“HHS”) and its operating divisions such as the Centers for Medicare & Medicaid Services (“CMS”) and the FDA, and the SEC, may experience resource constraints or temporary delays in certain activities as a result of the shutdown or related funding limitations. Any such disruptions could delay the FDA’s review and processing of submissions, the CMS’s issuance of reimbursement guidance, or the SEC’s review of our filings, which could in turn affect our ability to develop, market, and sell our products or raise capital in a timely manner.

In addition, reports of staffing and budget reductions at HHS and its agencies earlier in 2025 have created further uncertainty regarding the federal government’s capacity to carry out regulatory and policy functions. In March 2025, the Secretary of HHS announced a departmental reorganization and reduction-in-force initiative that included workforce adjustments at the FDA and other HHS components. Although the precise scope and timing of these changes remain uncertain, further reductions in agency staffing or funding could limit the government’s ability to provide timely guidance, review regulatory submissions, or issue reimbursement decisions. Similarly, proposed future budget constraints for HHS could affect CMS’s ability to update coverage and payment policies, which may influence healthcare providers’ adoption of our products.

Significant changes to the operations, priorities, or funding of these agencies—whether resulting from shutdowns, staffing reductions, or shifting policy directives—could cause additional delays or disruptions. If the FDA, CMS, or other agencies are unable to maintain adequate staffing or operational continuity, it could result in increased regulatory uncertainty, slower review and approval timelines, or reimbursement decisions that negatively affect utilization of our products by healthcare providers.

In addition, continued or future government shutdowns or funding freezes could negatively affect broader economic conditions, including volatility in the capital markets and reduced liquidity, which could make it more difficult for us to access capital or maintain adequate financing for our operations. If these disruptions persist or worsen, our business, financial condition, results of operations, and ability to execute our strategic plans could be materially and adversely affected.

We sell our proprietary formulations primarily through pharmaceutical compounding facilities we own, and our results of operations may be negatively impacted if such facilities do not comply with regulatory requirements or lose their licenses.

We currently have two Imprimis compounding facilities in New Jersey. We have developed “ImprimisRx” as a uniform brand for our compounding pharmaceutical business. As we have in the past purchased and operated certain pharmaceutical compounding businesses and pharmacies and subsequently divested or sold those associated assets, we may pursue similar strategies in the future. Those things considered, we may experience difficulties implementing and/or executing on our compounding pharmacy strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful and our plans may change materially. For instance:

●	we have experienced delays and increased costs in relation to expansion efforts;
●	we may not be able to satisfy applicable federal licensing, state board of pharmacy licensing and other requirements for any of our pharmacy businesses in a timely manner or at all;
●	changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly;
●	we may be unable to achieve or maintain a sufficient physician and patient customer base to sustain our pharmacy operations;
●	market acceptance of compounding pharmacies generally may be curtailed or delayed; and
●	We may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all.

Our ImprimisRx subsidiary completed an in-person meeting with the FDA in October 2025 regarding its efforts to remediate certain deficiencies at its New Jersey site. At the FDA meeting, ImprimisRx presented, among other data, its safety record, which includes an adverse event (ADE) rate of approximately 2 per million units, which is meaningfully better than known ADE rates for FDA-approved products. FDA ultimately decided to allow ImprimisRx to continue with its remediation efforts on a voluntary basis. Additionally, Imprimis is currently subject to an administrative accusation by the California State Board of Pharmacy relating to certain alleged regulatory compliance matters. ImprimisRx is actively engaged in discussions with the California Board of Pharmacy regarding a resolution to the administrative action and the potential denial of ImprimisRx’s 503B out-of-state outsourcing facility renewal application. Although the loss of the California nonresident outsourcing facility pharmacy license would restrict sales and dispensing of our compounded products in that state and would reduce revenues from the affected state, we believe that, based on our current concentration of sales and geographic diversification, such loss would not be material to our consolidated statement of operations. Nevertheless, if additional states were to take similar actions, or if broader or longer-term restrictions were imposed, the cumulative effect could be material.

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

Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase, across the markets we serve. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include provisions in the Inflation Reduction Act that enable the U.S. government to set prices for certain drugs in Medicare, redesign Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans and enable the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition are likely to be adopted and implemented in some form. It is unclear what policies will advance with respect to other drug pricing proposals, including international reference pricing or changes to healthcare regulations affecting pharmaceuticals. Further, state government activity has been dynamic, including certain states enacting new laws limiting drug reimbursement under state run Medicaid programs and prohibiting restrictions on 340B Program use. Such state laws could also eventually be adopted at the federal level

We are unable to predict which or how many policy, regulatory, administrative or legislative changes may ultimately be, or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that payer actions further decrease or modify the coverage or reimbursement available for our products, require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our products, such actions could have a material adverse effect on our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2025, the Company withheld shares of common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased (a)	Weighted Average Grant Date Fair Value	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1 – July 31	-	-	-	-
August 1 – August 31	-	-	-	-
September 1 – September 30	4,262	$39.46	-	-
Total	4,262	$39.46	-	-

(a)	Represents shares withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the nine months ended September 30, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 24, 2025, by and among Harrow, Inc., Harrow Acquisition Sub, Inc., Melt Pharmaceuticals, Inc., and D. Brad Osborne, as stockholder representative (“Merger Agreement”) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on October 1, 2025).

3.1

Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).

3.2	Amended and Restated Bylaws of Harrow, Inc., dated as of August 21, 2025 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on August 25, 2025).

4.1	Indenture, dated September 12, 2025, by and among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 12, 2025).

4.2	Form of 8.625% Senior Note due 2030 (included in Exhibit 4.1).

10.1*	Offer Letter Agreement, dated as of August 15, 2025, by and between the Company and Randall E. Pollard.

10.2	Purchase Agreement, dated September 8, 2025, by and among the Company, the guarantors named therein and BTIG, LLC, as representative of the several initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 12, 2025).

10.3	Milestone Payment Agreement, dated September 24, 2025, by and between Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on October 1, 2025).

10.4*	Commitment Letter, dated September 5, 2025, by and between the Company and Fifth Third Bank, National Association.

10.5*	Credit Agreement, dated as of September 26, 2025, by and among the Company, certain subsidiaries of the Company, as guarantors, the other lenders as may from time to time become parties thereunder, and Fifth Third Bank, National Association, as administrative agent for itself and the other lenders, the letter of credit issuer, the swing line lender, the sole lead arranger and the sole bookrunner.

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, Andrew R. Boll, principal financial officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: November 10, 2025	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Randall E. Pollard
Randall E Pollard
Chief Accounting Officer (Principal Accounting Officer)

