Form 10-K
period 2025-12-31
HARROW, INC.
filed 2026-03-02
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,004 million, based on the closing price of $30.54 for the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of February 25, 2026, there were 37,229,705 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be held on June 18, 2026 are incorporated by reference in Part II and III of this Annual Report on Form 10-K, to the extent stated herein.

As used in this Annual Report on Form 10-K (this “Annual Report”), unless indicated or the context requires otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: liquidity or results of operations; our ability to successfully implement our business plan, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; the ongoing communications with the U.S. Food and Drug Administration relating to compliance and quality plans at our outsourcing facility in New Jersey; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future products and formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading provider of ophthalmic disease management solutions in North America, and were founded with a commitment to deliver safe, effective, accessible, and affordable medications that enhance patient compliance and improve clinical outcomes. For over a decade, we have partnered with U.S. eyecare professionals to develop a comprehensive portfolio of high-quality products used to manage ophthalmic conditions affecting both the front and back of the eye, such as dry eye disease, wet (or neovascular) age-related macular degeneration, cataracts, refractive errors, glaucoma, and a range of other ocular surface conditions and retina diseases. By prioritizing clinical value – to the provider and the patient – Harrow empowers professionals to enhance patient outcomes and preserve vision. By combining our culture of creativity, entrepreneurship and groundbreaking innovation with operational discipline and strong financial performance, we are building a future where life-changing ophthalmic treatments are within reach for all.

Branded Ophthalmic Pharmaceuticals

Over the past several years, we have expanded our portfolio of the U.S. Food and Drug Administration (the “FDA”)-approved ophthalmic products through acquisitions, licensing transactions, and internal investment. These efforts are focused primarily on the U.S. and Canadian markets. We believe continued investment in our branded portfolio supports our ability to offer eyecare prescribers and patients access to a broader range of ophthalmic therapies across multiple disease states. We own U.S. commercial rights to the following products, which we market and sell:

●	IHEEZO® (chloroprocaine hydrochloride ophthalmic gel) 3%, a low-viscosity gel indicated for ocular surface anesthesia.

●	VEVYE® (cyclosporine ophthalmic solution) 0.1%, utilizes a novel water-free vehicle (perfluorobutylpentane) based on semifluorinated alkanes, indicated for the treatment of the signs and symptoms associated with dry eye disease.

●	TRIESENCE® (triamcinolone acetonide injectable suspension) 40 mg/ml, a steroid injection for the treatment of certain ophthalmic diseases and for visualization during vitrectomy.

●

BYOOVIZ® (ranibizumab-nuna) 0.05mL injection, the first FDA-approved LUCENTIS biosimilar indicated for the treatment of patients with Neovascular (Wet) Age-Related Macular Degeneration (AMD), Macular Edema following Retinal Vein Occlusion (RVO), and Myopic Choroidal Neovascularization (mCNV). We expect to commercially launch BYOOVIZ in mid-2026.

●

OPUVIZ® (aflibercept-yszy) 0.05mL injection, an FDA-approved EYLEA biosimilar indicated for the treatment of patients with Wet AMD, Macular Edema following RVO, Diabetic Macular Edema (DME), and Diabetic Retinopathy (DR). We expect to commercially launch OPUVIZ in mid-2027.

●

BYQLOVITM (clobetasol propionate ophthalmic suspension) 0.05% a high-potency ophthalmic corticosteroid formulated using proprietary APNT® nanoparticle formulation technology, indicated for the treatment of post-operative inflammation and pain following ocular surgery. We expect to commercially launch BYQLOVI in mid-2026.

●	VIGAMOX® (moxifloxacin hydrochloride ophthalmic solution) 0.5%, a fluoroquinolone antibiotic eye drop for the treatment of bacterial conjunctivitis caused by susceptible strains of organisms.

●	ILEVRO® (nepafenac ophthalmic suspension) 0.3%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	FLAREX® (fluorometholone acetate ophthalmic suspension) 0.1%, a corticosteroid prepared as a sterile topical ophthalmic suspension indicated for use in the treatment of steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the eye.

●	NATACYN® (natamycin ophthalmic suspension) 5%, a sterile, antifungal drug for the treatment of fungal blepharitis, conjunctivitis, and keratitis caused by susceptible organisms, including Fusarium solani keratitis.

●	TOBRADEX® ST (tobramycin and dexamethasone ophthalmic suspension) 0.3%/0.05%, a topical antibiotic and corticosteroid combination for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

●	ZERVIATE® (cetirizine ophthalmic solution) 0.24%, a histamine-1 (H1) receptor antagonist indicated for treatment of ocular itching associated with allergic conjunctivitis.

●	VERKAZIA® (cyclosporine ophthalmic emulsion) 0.1%, an orphan designated drug that is a calcineurin inhibitor immunosuppressant indicated for the treatment of vernal keratoconjunctivitis.

●	NEVANAC® (nepafenac ophthalmic suspension) 0.1%, a non-steroidal, anti-inflammatory eye drop indicated for pain and inflammation associated with cataract surgery.

●	FRESHKOTE® Preservative Free (PF) is a lubricant eye drop that does not require a prescription and temporarily relieves burning, itching and other dry eye symptoms.

●	MAXITROL® (neomycin and polymyxin B sulfates and dexamethasone ophthalmic suspension) is an eye drop used to treat steroid-responsive inflammatory ocular conditions where bacterial infection or a risk of bacterial ocular infection exist.

●	MAXIDEX® (dexamethasone ophthalmic suspension) 0.1%, a steroid eye drop for steroid-responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe.

●	IOPIDINE® 1% (apraclonidine hydrochloride), an ophthalmic solution in a sterile isotonic solution indicated to control or prevent post-surgical elevations in intraocular pressure that occur in patients after argon laser trabeculoplasty, argon laser iridotomy or Nd:YAG posterior capsulotomy.

●	IOPIDINE® 0.5% (apraclonidine hydrochloride) an ophthalmic solution indicated for short-term adjunctive therapy in patients on maximally tolerated medical therapy who require additional intraocular pressure (or IOP) reduction.

We also own U.S. rights to some discontinued products (MOXEZA, VEXOL, ECONOPRED and TOBRASONE). In February 2024, we announced that we out-licensed Canadian rights for VERKAZIA, Cationorm® PLUS (a preservative-free formulation for dry eye or allergy relief), VEVYE, ZERVIATE and IHEEZO to Apotex Inc. (“Apotex”). We also own worldwide rights to NATACYN and FRESHKOTE.

R&D Development Pipeline

Our development pipeline is focused on developing and commercializing differentiated pharmaceutical therapies designed to address unmet needs in eye care and selected adjacent markets. The pipeline is weighted toward late-stage and near-commercial assets with demonstrated clinical utility and clearer regulatory pathways, and we seek to advance programs through a disciplined, capital-efficient development strategy. Current development-stage programs include:

●	MELT-300 (ketamine + midazolam ODT): completed Phase 3 clinical program; potential launch in 2028. MELT-300 is a patented, sublingual/orally disintegrating tablet that combines a fixed dose of midazolam (3 mg) and ketamine (50 mg) and is designed to provide rapid, predictable sedation without IV administration, including in cataract and other outpatient procedures.

●	H-N08 (triamcinolone acetonide): current work is focused on chemistry, manufacturing and controls (CMC) optimization, and is expected to move into the clinic before the end of 2026, with a potential launch in 2028. H-N08 is an ophthalmic program built around triamcinolone acetonide intended to support inflammatory indications such as uveitis and/or improve intraoperative visualization in posterior-segment surgery (e.g., during vitrectomy).

●	CR-01 (conjunctival delivery device): is in the proof-of-concept evaluation stage, with potential launch as early as 2029. CR-01 is a device-enabled program intended to deliver therapy via the conjunctiva for ocular neoplasia, a rare disease.

●	MELT-210 (midazolam ODT): is currently in clinical development stage; with a potential launch in 2028. MELT-210 is a sublingual/orally disintegrating tablet being developed as a needle-free option for procedural sedation and related anxiolysis/amnesia needs, and has also been used in MELT-300’s clinical program as a midazolam-only comparator.

Development timelines and potential launch timing are subject to change based on clinical results, regulatory feedback, manufacturing readiness, and other factors.

MELT-300

We believe MELT-300 represents a transformative opportunity, building on more than a decade of real-world experience with MKO Melt® — a compounded sublingual sedation product sold by ImprimisRx and currently administered by over 800 U.S. ophthalmic institutions, primarily for used for procedural sedation during cataract surgery. As a potential FDA-approved successor, MELT-300 is a patented, sublingually delivered formulation of a fixed dose of midazolam (3mg) and ketamine (50mg) designed to provide rapid, predictable sedation without the need for intravenous administration. The MELT-300 Phase 2 and Phase 3 clinical programs previously demonstrated statistical superiority to midazolam alone. The innovative approach to sedation MELT-300 offers has the potential to transform patient experiences across a wide range of office-based and outpatient procedures, addressing the healthcare system’s growing demand to reduce exposure to opioids, including fentanyl.

The MELT-300 program was the subject of a Special Protocol Assessment (SPA) with the FDA, confirming that the completed Phase 3 study design, statistical approach, and endpoints adequately support a future regulatory submission. Having completed the Phase 3 program, our focus now turns to advancing MELT-300 toward FDA approval and commercialization.

In support of a new drug application (an “NDA”) filing, we recently initiated one non-clinical animal study and three pharmacokinetic (“PK”) studies to generate the balance of the data we believe is necessary for an NDA package. Following completion of these studies, we expect to prepare and submit an NDA for MELT-300 in the first half of 2027. If promptly approved by the FDA, we expect to commercially launch MELT-300 in the second half of 2028.

We believe these next steps position MELT-300 to become the first FDA-approved, non-opioid, non-IV sublingual sedation therapy in the U.S., representing a meaningful growth opportunity for Harrow and a major advancement in patient-centric procedural care. With patent coverage in the U.S. and other international markets and potential applications beyond ophthalmology—including gastroenterology, dental care, and other outpatient settings where sedation or anxiety management may be beneficial, such as diagnostic imaging, endoscopy and pre-anesthesia—MELT-300 may provide us the opportunity to expand into procedural sedation and anxiety management indications outside of eye care domestically and in international markets.

ImprimisRx

ImprimisRx is our ophthalmology-focused pharmaceutical compounding business. Since inception in 2014, ImprimisRx has provided ophthalmologists, optometrists, and their patients access to compounded medications intended to address needs that may be unmet by commercially available products, including combination therapies, alternative dosage strengths, and preservative-free formulations. Depending on formulation, applicable state requirements, and patient need, ImprimisRx products may be dispensed as patient-specific prescriptions from our 503A pharmacy or manufactured for in-office use in our FDA-registered 503B outsourcing facility in New Jersey. Our current ophthalmology formulary includes over 30 compounded formulations, many of which are patented or patent-pending, and our customer base includes more than 10,000 U.S. eyecare-dedicated prescribers and institutions.

We operate two compounding facilities in Ledgewood, New Jersey. One facility is registered with the FDA as an outsourcing facility under Section 503B of the Federal Food, Drug and Cosmetic Act (the “FDCA”) (NJOF). The other facility is a licensed pharmacy operating under Section 503A of the FDCA (RxNJ). All compounded products we sell, produce, and dispense are made in the United States. We believe our current infrastructure supports continued scaling within the current regulatory landscape, and we may pursue additional capacity, redundancy, and market access through investments, partnerships, or strategic transactions.

Pharmaceutical Compounding

Pharmaceutical compounding involves preparing customized formulations for patients when commercially available products do not meet a patient’s clinical needs. Compounded formulations contain FDA-approved ingredients, but the compounded formulations themselves are not FDA-approved. Compounding is subject to extensive federal and state regulation and oversight, which can affect permissible activities, cost structure, and the ability to dispense into particular states.

Carved-Out Subsidiaries (De-Consolidated Businesses)

We have an ownership interest in Surface Ophthalmics, Inc. (“Surface”) and hold royalty interests in some of Surface’s drug candidates. Surface is pursuing market approval for its drug candidates under the FDCA, including in some instances under the abbreviated pathway described in Section 505(b)(2), which permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We previously held ownership interests in Eton Pharmaceuticals, Inc. (“Eton”) and sold the last of our interests in April 2024.

Acquisition of the Remaining Equity Interests of Melt Pharmaceuticals

Prior to November 2025, we held a minority ownership interest in Melt Pharmaceuticals, Inc. (“Melt”), a clinical-stage pharmaceutical company focused on the development and commercialization of proprietary non-intravenous, sedation and anesthesia therapeutics for human medical procedures in hospital, outpatient, and in-office settings. Melt sought regulatory approval for its proprietary technologies, where possible.

As of December 31, 2024, we owned approximately 45% of Melt’s equity and voting interests issued and outstanding, along with a mid-single digit royalty on future net sales of MELT-300.

In September 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Harrow, Harrow Acquisition Sub, Inc., a wholly owned subsidiary of Harrow, Melt, and D. Brad Osborne, as stockholder representative. Under the terms of the Merger Agreement and a related milestone payment agreement, we agreed to acquire the remaining equity interests of Melt in exchange for an initial cash payment of approximately $4,300,000 at closing, and contingent consideration consisting of cash and Harrow equity upon achievement of (i) FDA approval of the MELT-300 product candidate, (ii) coding and reimbursement of the MELT-300 product candidate, and (iii) various one-time sales milestones. The regulatory and commercial milestones must be achieved on or before December 31, 2035.

The Melt acquisition closed on November 17, 2025, and was treated as an asset acquisition for accounting purposes. As a result of such transaction, Melt’s drug candidates are now owned by Harrow and its research and development (“R&D”) activities subsequent to the acquisition are included in Harrow’s consolidated financial results as of the year ended December 31, 2025.

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

We expect to continue to acquire and/or develop additional FDA-approved products that allow us to leverage our existing commercial infrastructure to promote, sell, and ultimately bring these products to market. As we execute this strategy, we will continue to expand our sales and marketing team, expertise and expenses.

Supply Chains

100% of our ImprimisRx finished compounded products are made in the U.S. at our compounding facilities located in New Jersey.

We do not manufacture any of our branded pharmaceutical products and rely on third party manufacturing partners to make finished goods. The following table describes by product the country where our finished branded products are made. In some instances, multiple countries are listed to reflect either (i) expected changes in our contract manufacturer and location; and (ii) in certain cases, to reflect the country of a second contract manufacturer site:

Product	Country Finished Product Is Manufactured
IHEEZO	France
VEVYE	U.S. and Spain
TRIESENCE	U.S.
VIGAMOX	Belgium
ILEVRO	Belgium
FLAREX	U.S., by end of 2026 production is expected to be in Taiwan
NATACYN	U.S.
TOBRADEX ST	U.S.; by end of 2026 production is expected to be in Taiwan
ZERVIATE	France; by end of 2026 production is expected to be in Spain
VERKAZIA	France
NEVANAC	U.S.; by end of 2026 production is expected to be in Belgium
FRESHKOTE	France; by end of 2026 production is expected to be in Spain
MAXIDEX	U.S.; by end of 2026 production is expected to be in Belgium
MAXITROL	Belgium
IOPIDINE 1%	France
BYQLOVI	Taiwan

Ophthalmology Market

Ophthalmic pharmaceuticals are used across several major categories of eye care, including high-volume procedures (such as cataract/lens procedures and refractive surgeries like LASIK), chronic ocular surface conditions (including dry eye disease), retina disease management (often involving physician-administered therapies delivered by intravitreal injection), and posterior-segment surgical care (including vitrectomy and related visualization and inflammation management). These settings drive demand for different classes of ophthalmic products—such as anesthetics, anti-infectives, anti-inflammatories (including corticosteroids and NSAIDs), immunomodulators, and ocular surface lubricants—used before, during, and after procedures and for ongoing disease management. Utilization across these categories is influenced by procedure volumes and clinical practice patterns, the availability of therapeutic alternatives (including generics and biosimilars), and market access factors such as formulary placement, prior authorization/step therapy, reimbursement, and patient out-of-pocket costs. Our portfolio is focused on these major ophthalmic categories and spans products used in ocular surface disease, perioperative care, posterior-segment surgical and retina settings. We have limited exposure to glaucoma therapies.

Competition

The pharmaceutical industry is highly competitive. We compete with branded and generic pharmaceutical companies, biosimilar manufacturers, and other companies developing or commercializing ophthalmic therapies, including products used in ocular surface disease, perioperative care, and retina. Certain competitors have substantially greater financial, technical, manufacturing, and commercial resources than we do, and may be able to develop, obtain regulatory approval for, manufacture, market, and sell products more effectively than we can, including through larger sales forces, broader distribution networks, and greater access to capital. As a result, we may face competitive disadvantages in gaining or maintaining market share, achieving favorable formulary placement and reimbursement, securing manufacturing capacity and supply chain reliability, and sustaining pricing and margins.

Biotechnology and pharmaceutical technologies are subject to rapid and significant change. Our success depends in part on our ability to maintain a competitive position with respect to new therapies, delivery methods, and competitive entrants, including generics and biosimilars. Competitors may introduce products that are safer, more effective, easier to use, more durable, more convenient, or more cost-effective than our products, or that achieve greater market access through reimbursement or contracting advantages. New competitive products could reduce demand for, or the market opportunity of, our existing products and could render our product candidates or lifecycle management initiatives less attractive or commercially viable before we recover development or commercialization investments.

Competition also depends on factors such as clinical performance, physician adoption and practice patterns, timing of market entry, regulatory developments, product availability and supply reliability, pricing and patient affordability, third-party reimbursement, and the effectiveness of sales, marketing, and distribution efforts. If we are unable to compete effectively with current or future products of our competitors, our revenues, profitability, and growth prospects could be materially and adversely affected.

To the extent we offer compounded formulations through our pharmacy operations, those products also face competition from FDA-approved alternatives and other compounded products, and utilization may be affected by physician and patient preferences and applicable regulatory requirements.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our ophthalmic products, grow and gain operating efficiencies in our pharmacy operations, successfully adjust our operations to account for any future regulatory-related restrictions, optimize pricing and obtain reimbursement options for our ophthalmic products, and continue to pursue development and commercialization opportunities for certain of our ophthalmology and other assets that we have not yet made commercially available or have been recently launched. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities will require increased costs and other resources, which we may not have or be able to obtain from operations or other sources. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources.”

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

BYOOVIZ, OPUVIZ, IHEEZO and TRIESENCE are covered under Medicare Part B and we are developing other product candidates and may acquire drug products that are also covered under Medicare Part B. In February 2023, we announced that CMS had issued a permanent, product specific J-code for IHEEZO (J2403) which became effective under the Healthcare Procedure Coding System (HCPCS) on April 1, 2023. TRIESENCE has a permanent product specific J-code (J3300) as well, which physicians can use for reimbursement purposes of that product. Similarly, BYOOVIZ and OPUVIZ have permanent product specific reimbursement codes of Q5124 and Q5153, respectively, which healthcare professionals can use for reimbursement of those biosimilar products.

New drugs approved by the FDA that are used in surgeries performed in a hospital outpatient departments or ambulatory surgical centers may receive a transitional pass-through reimbursement under Medicare, provided they meet certain criteria, including a “not insignificant” cost criterion. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, which consists of Medicare reimbursement for a drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Under current regulations of CMS, pass-through status applies for a period of three years; which is measured from the date Medicare makes its first pass-through payment for the product. Following the three-year period, the product would be incorporated into the cataract bundled payment system, which could significantly reduce the pricing for that product. Temporary pass-through reimbursement for IHEEZO was awarded by CMS and made effective in the second quarter of 2023 and temporary pass-through reimbursement for TRIESENCE was made effective April 1, 2025. We expect pass-through status for IHEEZO to expire March 31, 2026. Following the expiration of pass-through status, under current CMS policy, non-opioid pain management surgical drugs when used on Medicare Part B patients in an outpatient setting can qualify for ongoing separate payments. CMS’ current non-opioid separate payment policy, like other CMS policies, can be changed by CMS through its annual rulemaking and comment process.

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

Intellectual Property

Our success and ability to compete depends upon our ability to protect our intellectual property. We conduct a fulsome analysis of the intellectual property landscape prior to acquiring rights to formulations and filing patent applications. In addition, as of March 2, 2026, we owned and/or licensed more than 50 issued and pending patent applications, which include U.S.-issued patents, international-issued patents, and U.S. and foreign/international patent pending applications. We expect to file additional patent applications in the U.S. and pursue patent protection for certain of our formulations in other important international jurisdictions in the future.

As of March 2, 2026, we had, on a worldwide basis, more than 100 issued trademarks, pending trademark and copyright applications, or registered copyrights and/or trademarks. We also rely on unpatented trade secrets and know-how and continuing technological innovation in order to develop our products and formulations, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, collaborators and others, including certain service providers. We also have invention or patent assignment agreements with our current employees and certain consultants. However, our employees and consultants may breach these agreements, and we may not have adequate remedies for any breach, or our trade secrets may otherwise become known or be independently discovered by competitors. In addition, inventions relevant to us could be developed by a person not bound by an invention assignment agreement with us, in which case we may have no rights to use the applicable invention.

The following table lists some of our outstanding material patents in the U.S. covering certain branded products we own commercial rights to, general subject matter and latest expiry date. One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately.

Product	General Subject Matter	Expiration
IHEEZO	Methods using topical formulations Compositions comprising chloroprocaine	September 2038 May 2039
VEVYE	Formulation composition for treatment of dry eye syndrome Ophthalmic composition comprising cyclosporine Semiflourinated compounds for ophthalmic administration Topical administration method	December 2030 September 2037 November 2038 October 2039
TRIESENCE	Composition of injectable suspension Methods for treating ophthalmic disorder	December 2029 March 2029
ILEVRO	Composition comprising carbomer, galactomannan and borate Carboxyvinyle polymer-containing nanoparticle suspension	December 2030 March 2032
BYQLOVI	Aqueous suspension comprising nanoparticles A method of treating an eye inflammatory or infectious disease	May 2036 May 2036
VERKAZIA	Methods for treating eye disease Compositions of oil-in-water cationic emulsion Compositions containing quaternary ammonium compounds	May 2027 November 2027 June 2029

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

Pharmacy Regulation

Our pharmacy operations are regulated by both the federal government and the states in which we operate or dispense. State laws and regulations generally address licensing of pharmacists, pharmacy technicians and pharmacies, as well as requirements applicable to compounding activities, including quality standards, sterility assurance, storage, controlled substances, recordkeeping and inspections. State requirements are administered and updated periodically, generally under the jurisdiction of state boards of pharmacy. Failure to comply with applicable state requirements could result in fines, corrective action, heightened oversight, restrictions on operations, suspension, non-renewal or revocation of licenses, or limitations on our ability to dispense into particular jurisdictions. In addition, some states have adopted, or may adopt, more stringent requirements applicable to compounding pharmacies, which could increase compliance costs or limit permissible activities.

The federal regulatory framework for compounding is set forth primarily in Sections 503A and 503B of the FDCA, as amended by the Drug Quality and Security Act (“DQSA”). Section 503A generally addresses pharmacy compounding of patient-specific prescriptions and includes limitations on compounding in advance of receiving prescriptions. Section 503B establishes “outsourcing facilities,” which may compound certain sterile drug products without patient-specific prescriptions, subject to additional requirements, including current good manufacturing practices (“cGMP”) and FDA inspection. Our operations include both a Section 503A pharmacy and a Section 503B outsourcing facility, each subject to the applicable requirements and oversight framework.

Many states require non-resident or out-of-state pharmacies and outsourcing facilities to register with, or obtain licensure from, the applicable state board of pharmacy or other authority to dispense into that state. These requirements vary by state and may change over time. In January 2026, the California Board of Pharmacy approved a settlement agreement between ImprimisRx and the California State Board of Pharmacy, resolving an administrative action brought by the California Board of Pharmacy regarding certain regulatory compliance matters. As part of the settlement, ImprimisRx agreed to surrender its 503B out-of-state outsourcing facility license and its 503A out-of-state compounding pharmacy license on February 1, 2026. If additional states were to take similar actions, or if we are unable to obtain or maintain required registrations or licenses, our ability to dispense compounded products into certain states could be limited and the cumulative effect could be material.

Our Section 503B outsourcing facility is subject to FDA inspection and enforcement authority. We have been subject to FDA inspection and have undertaken remediation and quality initiatives, including engaging an independent third-party cGMP expert. If we are unable to demonstrate sustained compliance with cGMP or other applicable requirements, the FDA could pursue administrative or judicial enforcement actions, which could be costly and could result in restrictions on operations or other adverse consequences. See Item 1A “Risk Factors.”

We compound formulations consistent with applicable standards and requirements, including USP 795 and USP 797, as adopted or applied by regulators, and other applicable state and federal law. Changes in USP standards, FDA policies, state requirements, or enforcement priorities may require operational adjustments and could increase costs or limit permissible activities.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states and certain other countries have enacted privacy and security laws that protect identifiable patient information that is not health-related. For example, California enacted the California Consumer Privacy Act (the “CCPA”) that creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. The CCPA exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. In addition, the California Invasion of Privacy Act prohibits the use of “any machine, instrument, or contrivance” to tap any telephonic communication and use of any “electronic amplifying or recording device” to eavesdrop upon a “confidential communication” without consent of all parties to the communication. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”) that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

International Regulation

If we pursue commercialization of our products in countries other than the U.S. and where we do not have regulatory market approval, then we may need to obtain the approvals required by the regulatory authorities of such foreign countries that are comparable to the FDA and state boards of pharmacy, and we would be subject to a variety of other foreign statutes and regulations comparable to those relating to our U.S. operations. Regulatory frameworks and requirements vary by country and could involve significant additional licensing requirements and product testing and review periods. We currently partner with companies to sell, market and distribute some of our products in certain foreign countries.

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

Research and Development Expenses

Our R&D expenses incurred in 2025, 2024 and 2023 primarily included expenses related to development of intellectual property, researcher and investigator-initiated evaluations, and formulation development related primarily to our ophthalmic products, formulations and certain other assets, in addition to costs associated with our drug candidate development programs. In 2025, R&D expenses included $8,450,000 recorded as acquired-in-process R&D as part of the acquisition of Melt in November 2025. During the year ended December 31, 2025, we incurred $20,940,000 in R&D expenses, compared to $12,230,000 and $6,652,000 during the year ended December 31, 2024 and 2023, respectively.

Financial Information About Segments and Geographic Areas

The Company has identified two operating segments as reportable segments. The Branded segment includes activities of our FDA approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our products. The ImprimisRx segment represents activities in our ophthalmology-focused pharmaceutical compounding business. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”) who evaluates the segment contribution to allocate resources. The CODM does not review segment assets when assessing segment performance and deciding how to allocate resources.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the U.S.; therefore, total revenues for 2025, 2024 and 2023 were attributed to the U.S. All long-lived assets at December 31, 2025 and 2024 were located in the U.S.

Human Capital

As of February 25, 2026, we employed 373 individuals. Our employees are engaged in sales, marketing, research, development, pharmacy operations, and general and administrative functions. We expect to add additional employees in all departmental functions, with a focus on sales force additions and other commercial activities as we carry out our business plan in the next 12 months. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good. We hire independent contractors and consultants on an as-needed basis.

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

Company Information

We were incorporated in Delaware in January 2006 as Bywater Resources, Inc. In September 2007, we closed a merger transaction with Transdel Pharmaceuticals Holdings, Inc. and changed our name to Transdel Pharmaceuticals, Inc. As part of a corporate re-organization that was led by our CEO, Mark L. Baum and our President and Chief Financial Officer (“CFO”), Andrew R. Boll, we changed our name to Imprimis Pharmaceuticals, Inc. in February 2012. Then to align with a shift in our corporate strategy that included the expansion into branded ophthalmic products and product candidates, we changed the name of our company to Harrow Health, Inc. in December 2018 and then to Harrow, Inc. in September 2023.

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

Risks Related to Economic Conditions and Operations of Our Business.

●	Our ability to achieve and maintain profitability for our business

●	Our ability to successfully market, commercialize, and sell current, recently acquired and future products

●	Our current indebtedness and ability to access additional capital

●	Our ability to attract customers and increase sales of current and future products

●	Our ability to obtain marketing approval and ongoing expense associated with it for any of our drug candidates, including those for which we own royalty rights

●	Our reliance on third parties for manufacturing certain components, FDA approved drugs and to conduct clinical trials
●	Our exposure to liabilities and reputation harm if our products give rise to defects, recalls, patient injury or death

●	Our information technology systems exposure to cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems

●	Global macroeconomic volatility and conditions may adversely affect our business.

Risks Related to Government Regulations, Trade Policy and Third-Party Policies

●	Our business may be affected by litigation, government investigations and injunctive actions

●	Governmental regulations, including, but not limited to, 503B bulks list and others, that could or currently do burden operations or narrow the market for our products

●	If we fail to comply with federal or state statutes and regulations with respect to licensure and operation of our business, our pharmacy facilities could be required to cease operations or become subject to restrictions that could adversely affect our business

●	Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability

●	The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability

●	Changes in U.S. trade policy, including tariffs or other import restrictions.

Risks Related to Competition

●	Securing and maintaining patent or other intellectual property protection for our products and related improvements

●	Market acceptance of our drug products, drug candidates, compounded drugs and pharmacies

●	Our ability to successfully research, develop and timely manufacture our current and future products and drug candidates

●	Our ability to enforce protect our intellectual property rights along with the potential of future legal proceedings filed against us claiming intellectual property infringement

●	Retention, recruitment, and training of senior management and key personnel

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	We may not be able to develop commercial products despite significant investments in R&D

●	Our branded products and product candidates in development cannot be sold without regulatory approval

●	Our drug candidates may face competition sooner than we expect

●	We rely on third parties to manufacture and conduct clinical trials of our branded drug products and product candidates

●	We may not be successful in obtaining market exclusivity for our product candidates

●	Disruptions at government agencies—due to funding lapses, shutdowns, staffing constraints, reorganizations, or shifting policy priorities—could adversely affect our business .

Risks Related to Our Indebtedness

●	Our ability to pay interest and debt service payments associated with the 2030 Notes (as defined below)

●	We could enter into various transactions that could increase the amount of our outstanding debt or adversely affect our capital structure or credit rating.

Risks Related to Our Common Stock

●	Volatility of the price of our common stock

●	Our stock price falling as a result of future offerings or sales

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations, and prices of our common stock could be materially adversely affected by any of these risks.

Risks Related to Economic Conditions and Operations of Our Business.

We may not be profitable in the future.

As of December 31, 2025, our accumulated deficit was $156,524,000. Our current projections indicate that we will have operating income and/or net income during 2026; however, these projections may not be correct and our plans could change. Also, we could incur operating losses in the foreseeable future for our commercialization activities, research and development, and our pharmaceutical compounding business, which would impact net income. Although we have been generating revenue from our operations, our ability to generate the revenues necessary to achieve and maintain profitability will depend on many factors, including those discussed in this “Risk Factors” section. Our business plan and strategies involve costly activities that are susceptible to failure, and, therefore, we may not be able to generate sufficient revenue to support and sustain our business or reach the level of sales and revenues necessary to achieve and sustain profitability.

We may not receive sufficient revenue to fund our operations and recover our development costs.

Our business plan involves the sale and marketing of FDA-approved products, compounded formulations and development of drug candidates through third-party wholesaler and pharmacy channels and our ImprimisRx facilities. We have limited experience selling FDA-approved products, and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses. We may have only limited success in marketing and selling our products. Although we have established and plan to grow our internal sales teams to market and sell our products, we have limited experience with such activities and may not be able to generate sufficient physician and patient interest in our products to generate significant revenue from sales of these products.

We may fail to realize the anticipated benefits of our recent and any future product acquisitions.

The success of our product acquisitions will depend on, among other things, our ability to integrate the products into our commercial platform, transfer the products NDAs, maintain and obtain sufficient payor reimbursement coverage, maintain an adequate supply of the products, market the products to our existing customers and re-introduce BYOOVIZ to the ophthalmic market. If we experience difficulties with the implementation of plans with respect to our acquisitions, the anticipated benefits of recent or future acquisitions may not be realized fully or at all, or may take longer to realize than expected. Integration efforts will also divert management’s attention and resources. These matters could have an adverse effect during any transition period and for an undetermined period after completion of the acquisitions.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

The estimates of our future operating and capital expenditures are based upon our current business plan, our current operations and our current expectations regarding product sales. Our projections have varied significantly from actual performance in the past as a result of changes to our business model, strategy and acquisitions. We may not accurately estimate the potential revenues and expenses of our operations. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

If we do not successfully identify and acquire rights to new products and drug candidates and successfully integrate them into our operations, our growth opportunities may be limited.

We plan to pursue the development of new FDA approved products and drug candidates which may include continued activities to develop and commercialize current assets or, if and as opportunities arise, potential acquisitions of new intellectual property rights and assets. We have historically relied, and, to a certain extent, we expect to continue to rely, primarily upon third parties to provide us with additional development opportunities. We may seek to enter into acquisition agreements or licensing arrangements to obtain rights to develop new formulations and FDA approved products in the future, but only if we are able to identify attractive products and formulations and negotiate acquisition or license agreements on terms acceptable to us, which we may not be able to do. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business. Acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. If we are unable to obtain rights to development and commercial opportunities from third parties and we are unable to rely upon our compounding pharmacies and current and future relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth and prospects could be limited.

Our product development strategy is to focus on ophthalmology and eye care related products for which we believe there is market potential, unmet needs and/or unique value to physicians and patients and to develop and offer products within these therapeutic areas that could afford us with gross and operating margins consistent with our current and historical figures. However, our expectations and assumptions about market potential and patient needs may prove to be wrong, and we may invest capital and other resources on products, drug candidates, and formulations that do not generate sufficient revenues for us to recoup our investment.

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

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our drug products and candidates successfully.

We have built an internal sales and marketing infrastructure to implement our business plan by developing internal sales teams and education campaigns to market our drug products. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage or enter into other arrangements with third parties to provide sales and marketing services for us in place of or to supplement our internal commercialization infrastructure. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations, drug products and pharmacy services. Further, any third-party organizations we may seek to partner with or engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services or other arrangements, we may be unable to sell our formulations, drug products or services or generate meaningful revenues.

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

If any of our products, compounded formulations, or product candidates cause, or are alleged to have caused, patient injury or death, or are subject to a recall or other corrective action, we could face significant liabilities and reputational harm

Our business depends on the safety, quality, and performance of our products and services, as well as the perceptions of physicians, patients, regulators, and other stakeholders. We market and sell FDA-approved branded pharmaceutical products, we provide compounded formulations through our pharmacy operations, and we are developing additional product candidates. Any actual or perceived safety, quality, labeling, manufacturing, storage, distribution, or use-related issue involving any of our products, compounded formulations, or product candidates—including contamination, sterility failures, defects, adverse events, medication errors, misuse, off-label use, inadequate warnings, or quality concerns related to raw materials or components—could result in negative publicity, product complaints, regulatory scrutiny, loss of customer confidence, reduced demand, and harm to our reputation.

In addition, we may be subject to voluntary or involuntary recalls, market withdrawals, field corrections, “Dear Healthcare Provider” letters, product discontinuations, or other corrective actions, whether initiated by us, required by the FDA, state boards of pharmacy, or other regulators, or prompted by third parties in our supply chain. Such events could also lead to inspections, warning letters, enforcement actions, increased oversight, remediation costs, and, with respect to our pharmacy operations, the suspension, restriction, non-renewal, or loss of pharmacy licenses or registrations in one or more jurisdictions. Even if a safety or quality event ultimately is determined to be unrelated to our products or results from a false positive, isolated incident, or a third party’s actions, the resulting reputational and operational impacts could be significant.

If any of these events occur, we could incur substantial costs, including product and professional liability claims, litigation and settlement expenses, regulatory penalties, remediation and recall costs, increased insurance costs (or reduced availability of insurance), and lost revenue due to reduced prescribing, reduced utilization, supply disruption, or delays in development and commercialization. Any such outcomes could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our compounding operations and our broader pharmaceutical business are subject to significant regulatory, quality, and commercial risks, and we may not achieve our objectives for these operations.

Our operations are subject to extensive federal and state regulation and oversight. This includes licensure and operational requirements applicable to our pharmacy and compounding activities, and FDA and other regulatory requirements applicable to the development, manufacture, labeling, promotion, and distribution of our FDA-approved branded products and product candidates. Failure to obtain, maintain, renew, or comply with required licenses, registrations, approvals, permits, or quality standards, or changes in applicable laws, regulations, guidance, or enforcement priorities, could restrict or delay our ability to operate in one or more jurisdictions, delay development or commercialization activities, increase compliance and remediation costs, or result in warnings, inspections, product seizures, recalls, injunctions, civil or criminal penalties, or other enforcement actions.

Compounded formulations are not FDA-approved drug products and may face limited acceptance, reimbursement constraints, and competition from FDA-approved alternatives. Negative publicity or regulatory activity involving compounding pharmacies (whether or not involving us) could also reduce demand for compounded products. We have previously received FDA regulatory observations and communications relating to our compounding operations, including with respect to our 503B outsourcing facility and certain pharmacy operations, and we continue to invest in compliance and quality initiatives. See “We have been in discussions with the FDA regarding past inspections of our 503B facility, and to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the government could pursue enforcement actions, the effects of which could be costly to us and could result in adverse consequences to our business.”

Our FDA-approved branded products and product candidates are subject to significant regulatory and commercial risks, including risks related to manufacturing quality and supply chain reliability, labeling and promotional restrictions, competitive dynamics (including from generics, biosimilars, and alternative therapies), and pricing and reimbursement pressures. We may incur significant costs to maintain and enhance quality systems, satisfy regulatory requirements, and respond to inspections or other regulatory inquiries, and these efforts may divert resources from other parts of our business and may not produce the intended benefits. If physicians, patients, or third-party payors are unwilling to prescribe, use, or reimburse our compounded formulations, branded products, or future product candidates, or if our operations are constrained by regulatory actions, licensure limitations, or increased compliance burdens, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

A breakdown of our information technology systems, or a cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems, network-connected control systems and/or our data, interrupt the operation of our business, affect our reputation and result in remediation costs, litigation, or regulatory inquiries.

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

Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services and companies we have acquired or may acquire face similar risks. Security breaches of their systems or service outages have adversely affected systems and could, in the future, affect our systems and security, leave us without access to important systems, products, raw materials, components, services or information, or expose our confidential data or sensitive personal information. An extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. For example, in February 2024, UnitedHealth Group announced that a suspected nation-state associated cybersecurity threat actor had gained access to some of the Change Healthcare (“Change”) information technology systems. Change is the largest clearinghouse for medical claims in the U.S. While Harrow was not directly impacted by this cybersecurity incident, it was reported that as a reaction to the cybersecurity incident, Change temporarily disconnected over 100 related payment systems and Change was unable to process medical claims through its primary platforms. This resulted in the delays to the revenue and cash collection cycle for several ASCs and physician offices, putting a strain on their cash resources. While temporary, the cash constraints for these ASCs and physician offices, we believe, impacted sales of some of our products, such as IHEEZO, during this disrupted period of time. In addition, we distribute our products in the U.S. primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be effective in protecting our information technology systems and sensitive data.

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

We are also subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. For example, we are subject to the CCPA, which became effective in January 2020, which can result in substantial penalties for noncompliance. The CCPA was amended in late 2020, to create the California Privacy Rights Act to create opt-in requirements for the use of sensitive personal data and the formation of a new dedicated agency for the enforcement of the law, the California Privacy Protection Agency. Similar consumer privacy laws went into effect in Virginia, Colorado, Utah, Connecticut and Florida in 2023. Consumer privacy laws were also passed in 11 other states, with the earliest effective dates later this year, and proposed in three additional states. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.

Our current and future use of artificial intelligence (“AI”), including by third-party vendors we rely on, may create new operational, regulatory, legal, and reputational risks, and may adversely affect our business.

We and certain third parties that support our business may use artificial intelligence and machine learning technologies, including generative AI tools, to automate or enhance workflows, analyze data, and support decision-making across functions. These technologies are rapidly evolving and can be difficult to evaluate and control, and they may produce inaccurate, incomplete, misleading, or biased outputs that are not readily detectable. If AI-supported processes, analyses, or content are flawed or used inappropriately, we could experience operational inefficiencies, delays, or other adverse impacts.

Because we operate in highly regulated markets, the use of AI may heighten our compliance and liability risks. For example, AI-assisted materials used in commercial, medical, quality, complaint handling, or safety-related activities could contain errors or omit context, and inadequate governance, documentation, or human oversight could increase regulatory scrutiny, remediation costs, or reputational harm. In addition, reliance on third parties to develop, implement, or operate AI-enabled systems may reduce our visibility into how outputs are generated and how controls are applied.

AI tools can also increase confidentiality, cybersecurity, privacy, and intellectual property risks. Use of third-party AI platforms by our employees or service providers may result in unintended disclosure, processing, or use of confidential information, proprietary know-how, or personal data, and may increase exposure to cyber threats, including social engineering. Further, laws, regulations, and enforcement priorities relating to AI are developing rapidly and may be inconsistent across jurisdictions, which could increase compliance costs, restrict certain uses, or require changes to our controls; conversely, if we do not adopt AI effectively relative to competitors, we may be disadvantaged in efficiency and speed.

Global macroeconomic conditions could adversely affect our business and results of operations.

Macroeconomic volatility—including changes in inflation, interest rates, credit availability, and broader financial market conditions—may adversely affect our business. These conditions can reduce demand for healthcare services, increase the portion of costs borne by patients, and pressure third-party payors’ budgets, which may negatively affect utilization of and reimbursement for our products.

Macroeconomic and geopolitical developments may also increase or destabilize our operating costs, including labor, freight, energy, and materials, and may contribute to supply chain disruption, vendor constraints, or counterparty financial distress. In addition, changes in trade policy and international conflicts may create further uncertainty and cost pressure. If these conditions persist or worsen, our sales, operating expenses, and results of operations could be adversely affected.

Risks Related to Government Regulations and Third-Party Policies

Our business is significantly impacted by state and federal statutes and regulations.

The marketing and sale of our drug candidates, FDA-approved drugs and compounded formulations are subject to and must comply with extensive state and federal statutes and regulations governing those products and compounding pharmacies. These compounding statutes and regulations include, among other things, restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may significantly limit the market available for compounded formulations, compared to the market available for FDA-approved drugs.

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

On July 30, 2020, the FDA issued a notice for comments related to certain bulk drug substances to be removed from the 503B Bulk’s List (or Category 1 List). Included in this notice for comment were certain bulk drug substances which we currently use in some of our compounded products. In the event one or more of these bulk substances are ultimately removed from the Category 1 List, we intend to utilize commercially available versions of these substances or similar active pharmaceutical ingredients (“APIs”) as replacements of the bulk powders contained in our sterile products. In addition, nothing in the FDA’s notice affects the dispensing of bulk powder-containing products from our 503A pharmacy. Nonetheless, if all or some of the bulk drug substances we use are removed from the 503B Bulk’s List, this may result in a disruption in our operations, revenues and cash flows.

Federal and state compounding frameworks—including evolving FDA policies regarding interstate distribution and information-sharing—may change and could impose additional compliance obligations or restrict aspects of our compounding operations, which could adversely affect our results of operations.

We have been in discussions with the FDA regarding past inspections of our 503B facility, and to the extent we are unable to demonstrate compliance with cGMPs and other required regulations, the government could pursue enforcement actions, the effects of which could be costly to us and could result in adverse consequences to our business.

We have received inspection observations, warning letters and other regulatory communications in the past from the FDA, and we continue to invest in quality systems, remediation activities, and compliance resources, including third-party support. If we are unable to maintain compliance, the FDA or other regulators could pursue enforcement actions, which may include additional warning letters, product seizures, recalls, restrictions on manufacturing or distribution, consent decrees, injunctions, civil or criminal penalties, or other measures. Any such actions could increase costs, disrupt operations, and negatively affect our reputation, results of operations, and financial condition.

From March 2024 through April 2024, NJOF was inspected by the FDA (the “2024 Inspection”), and the FDA issued a Form 483 with five observations. During the first quarter of 2025, we engaged in separate but related discussions with the federal government regarding the NJOF quality system and the 2024 Inspection. NJOF voluntarily recalled certain products and provided regular updates to the FDA regarding its remediation activities and other commitments, including Project Beagle (as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”). The government has notified us that these discussions are now closed. In October 2025, ImprimisRx, had an in-person meeting with the FDA to further present and discuss its efforts to remediate certain deficiencies at NJOF. At this meeting the FDA ultimately decided to allow ImprimisRx to continue with its remediation efforts on a voluntary basis with ImprimisRx providing a commitment to ongoing communication regarding its remediation efforts with the FDA.

Future regulatory actions could increase scrutiny and could create negative publicity on us as a company. As part of our commitment to actively work with regulators, at times, we have become aware of concerns related to certain formulations, and as a result, discontinued compounding certain drug formulations in an attempt to help mitigate potential regulatory risk. Physicians may be unwilling to prescribe or patients may be unwilling to use our compounded formulations for other reasons, including but not limited to, the following: legal prohibitions on our ability to discuss the efficacy or safety of our formulations with potential users to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and certain formulations are not required to be prepared and are not presently being prepared in a manufacturing facility governed by cGMP requirements. These factors and any future regulatory action could continue to limit our production, and our ability to dispense and distribute our compounded products, which would negatively affect sales of our compounded products.

If we (or a partner facility) fail to comply with the Controlled Substances Act, FDCA, or similar state statutes and regulations, the pharmacy facilities could be required to cease operations or become subject to restrictions that could adversely affect our business.

Our pharmacy operations are subject to extensive federal and state laws and regulations. Many states require pharmacies that dispense pharmaceuticals into the state to be appropriately licensed or registered, and state controlled substance laws generally require registration and compliance with standards promulgated by state pharmacy and controlled substance authorities. These laws and regulations often address the qualifications of personnel, prescription fulfillment and inventory control practices, facility standards, recordkeeping, and related compliance obligations, and they subject pharmacies to oversight by state boards of pharmacy and other regulators that may impose corrective actions, enhanced oversight, or operational restrictions if a pharmacy is found not in compliance.

While we maintain compliance and quality programs intended to support adherence to applicable requirements, if any of our pharmacy operations (or a partner facility on which we rely) fail to comply with applicable laws or regulations, the affected operations could be required to temporarily or permanently limit or cease dispensing or compounding activities, which could adversely affect our ability to provide compounded formulations and could materially harm our business. Noncompliance could also result in adverse actions by state boards of pharmacy or other regulators. In addition, FDA inspections and related enforcement under the FDCA, including with respect to the exemptions applicable to compounders under Sections 503A and 503B, could result in warning letters, injunctions, fines, loss of exemptions, or other enforcement actions, any of which could involve significant costs and could adversely affect our business.

ImprimisRx was subject to an administrative action by the California State Board of Pharmacy relating to certain regulatory compliance matters and entered into a settlement to resolve that matter in November, 2025. As part of the settlement, effective February 1, 2026, ImprimisRx voluntarily surrendered its California nonresident 503B outsourcing facility license and California nonresident 503A compounding pharmacy license. The loss of these licenses restricts our ability to sell or dispense certain compounded products in California and has reduced revenues from that state. We believe that, based on our current sales concentration and geographic diversification, this loss is not material to our consolidated statement of operations. However, if additional states were to take similar actions, or if broader or longer-term restrictions were imposed, the cumulative effect could be material.

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

Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans. Payors continue to implement measures to manage utilization and contain costs, including step edits, prior authorization, formulary restrictions, increased patient cost sharing, and reimbursement rate reductions. These actions may reduce the number of patients for whom our products are reimbursed, delay or restrict patient access, and limit our ability to increase prices or maintain pricing levels, any of which could adversely affect our revenues and profitability.

In the U.S., legislative and regulatory actions continue to focus on reducing drug costs, including measures affecting Medicare reimbursement and manufacturer financial obligations. In addition, policymakers and CMS have advanced proposals that would reference prices in other economically comparable countries in determining Medicare beneficiary cost-sharing and/or additional manufacturer rebate obligations (sometimes described as “most-favored-nation” or international reference pricing policies). CMS has proposed mandatory demonstration models—GLOBE (Medicare Part B) and GUARD (Medicare Part D)—that would assess additional manufacturer rebates based on international benchmarks for certain therapeutic categories that include ophthalmology/ophthalmic agents. Because certain of our ophthalmic products are reimbursed under Medicare Part B, and we may develop or acquire additional products reimbursed by government programs, these and similar initiatives could be particularly relevant to our business. Moreover, because we do not own global rights to many of the products we market in the U.S. and generally do not control commercialization or pricing outside the U.S. for those products, we may have limited or no ability to affect non-U.S. pricing that could be used as a benchmark under most-favored-nation or international reference pricing initiatives, which could increase our exposure to such policies.

We cannot predict the scope, timing, or ultimate impact of these or other policy changes. However, to the extent payor actions or governmental measures decrease or modify coverage or reimbursement for our products, increase rebates, discounts, or other price concessions, shift additional costs to manufacturers, or otherwise limit utilization, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

At the state level, government actions or ballot initiatives can also affect how our branded products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, drug importation programs or other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases. For example, California law requires biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Similar laws exist in Oregon and Washington. Additional proposals directed at Medicaid seek to penalize manufacturers for pricing drugs above a certain threshold or limit spending on biopharmaceutical products. States are also seeking to change the way they pay for drugs for patients covered by state programs. New York has established a Medicaid drug spending cap, and Massachusetts implemented a new review and supplemental rebate negotiation process. Six states (Colorado, Maine, New Hampshire, Maryland, Oregon and Washington) have enacted laws that establish Prescription Drug Affordability Boards (“PDABs”) to study drug prices and identify drugs that pose affordability challenges, and in three states (Colorado, Maryland and Washington) include authority for the state PDABs to set upper payment limits on certain drugs in state regulated plans. Other states may consider implementing similar policies and laws. Additionally, Colorado, Florida, Maine, New Hampshire, New Mexico and Vermont have enacted laws, and several other states have proposed bills, to implement importation of drugs from Canada. The FDA has met with representatives from Colorado, Florida, Maine and New Mexico to discuss those states’ proposed importation programs, and the FDA may be working towards approving such plans. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.

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

Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, according to a 2024 press release from the Federal Trade Commission (“FTC”), the six largest PBMs manage nearly 95% of prescriptions filled in the United States. This high degree of consolidation among insurers and PBMs and other payors, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payors from our business. CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs), each have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payors could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the others in the federal administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities.

Guidelines and recommendations published by various organizations can reduce the use of our branded products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. Professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations and organizations involved in various diseases also publish guidelines and recommendations to healthcare providers, administrators and payors, as well as patient communities. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies. In addition, a growing number of organizations are providing assessments of the value and pricing of biopharmaceutical products, and even organizations whose guidelines have historically been focused on clinical matters have begun to incorporate analyses of the cost effectiveness of various treatments into their treatment guidelines and recommendations. Value assessments may come from private organizations that publish their findings and offer recommendations relating to the products’ reimbursement by government and private payors. Some companies and payors have announced pricing and payment decisions based in part on the assessments of private organizations. In addition, government health technology assessment organizations in many countries make reimbursement recommendations to payors in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service effects of new, emerging and existing medicines and treatments. Such health technology assessment organizations have recommended, and may in the future recommend, reimbursement for certain of our products for a narrower indication than was approved by applicable regulatory agencies or may recommend against reimbursement entirely. See “Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability”. Such recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could have a material adverse effect on our product sales, business and results of operations. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will result in decreased use and dosage of our products could adversely affect the market price of our common stock.

Change in U.S. trade policy, including tariffs or other import restrictions, could increase our costs, disrupt our supply chain, and adversely affect our business.

U.S. trade policy is subject to change and could include the imposition of new or increased tariffs, duties, quotas, sanctions, or other restrictions on finished pharmaceuticals, APIs, excipients, packaging components, equipment, or other inputs used in our products. Although a significant portion of our products (compounded and branded) are manufactured in the United States, we and our third-party manufacturers and suppliers rely on global supply chains for certain finished pharmaceuticals APIs, materials, components, and services.

If tariffs or other trade restrictions are enacted or expanded, we could experience higher input and logistics costs, delays at ports of entry, reduced availability of materials or components, supplier disruptions, and increased working-capital requirements, including the need to build additional inventory or make advance payments of duties. In addition, changes in trade policy may prompt retaliatory actions by foreign governments or cause suppliers to reallocate capacity, which could further constrain supply or increase costs.

We may seek to mitigate these risks through supply chain planning and other measures, including identifying alternative suppliers, qualifying additional sources, modifying sourcing strategies, and adjusting inventory levels. However, there can be no assurance that these efforts will be successful, timely, or sufficient to offset increased costs or disruptions. Any sustained increase in costs or disruption in our supply chain could adversely affect our business, financial condition, results of operations, and cash flows.

Risks Related to Competition

There are many competitive risks related to marketing and selling our proprietary formulations and operating our compounding pharmacy business.

The pharmaceutical and pharmacy industries are highly competitive. We compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are significantly smaller than some of our competitors. Currently we lack some of the financial and other resources needed to develop, produce, distribute and market our proprietary formulations at a level to capture a significant market share in these sectors. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. Although we prepare our compounded formulations in accordance with the standards provided by USP 795 and USP 797 and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, under federal and state laws applicable to our current compounding pharmacy operations, we are not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution of our formulations; instead, our compounded formulations must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies, on the other hand, are able to sell their FDA-approved products to large pharmaceutical wholesalers, which can in turn sell to and supply hospitals and retail pharmacies. Even if we are successful in registering certain of our facilities as outsourcing facilities, our business may not be scalable on the scope available to our competitors that produce FDA-approved drugs, which may limit our potential for profitable operations. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face.

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

Certain of our distributors, customers and payors have substantial purchasing leverage, due to the volume of our products they purchase or the number of patient lives for which they provide coverage. The substantial majority of our U.S. branded product sales are made through four pharmaceutical product wholesaler distributors: McKesson Corporation, Cencora Inc., Western Wellness and Cardinal Health, Inc. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, ambulatory surgical centers, hospitals and pharmacies. Similarly, as discussed above, there has been significant consolidation in the health insurance industry, including that a small number of PBMs now oversee a substantial percentage of total covered lives in the U.S. See “Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.” The three largest PBMs in the U.S. are now part of major health insurance providers. The growing concentration of purchasing and negotiating power by these entities has, and may continue to, put pressure on our pricing due to their ability to extract price discounts on our branded products, fees for other services or rebates, negatively affecting our bargaining position, sales and/or profit margins. In addition, decisions by these entities to purchase or cover less or none of our branded products in favor of competing products could have a material adverse effect on our branded product sales, business and results of operations due to their purchasing volume. Further, if one of our significant wholesale distributors encounters financial or other difficulties and becomes unable or unwilling to pay us all amounts that such distributor owes us on a timely basis, or at all, it could negatively affect our business and results of operations. In addition, if one of our significant wholesale distributors becomes insolvent or otherwise unable to continue its commercial relationship with us in its present form, it could significantly disrupt our business and adversely affect our product sales, our business and results of operations unless suitable alternatives are timely found or lost sales are absorbed by another distributor.

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

We are dependent on our CEO, Mark L. Baum and President and CFO, Andrew R. Boll, for the continued growth and development of our Company.

Our CEO, Mark L. Baum and our President and CFO, Andrew R. Boll, have played a primary role in the founding of our business along with creating and developing our current business model. We are highly dependent on these executives for the implementation of our business plan and the future development of our assets and our business, and the loss of their services and leadership could materially adversely impact our Company.

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

We may depend on the success of our drug candidates, which have not yet demonstrated efficacy for their target or any other indications. If we are unable to generate revenues from our drug candidates, our ability to create stockholder value may be limited.

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

Excluding any activities through our prior ownership interest in Eton, we have not received regulatory approval to market our drug candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and CROs, with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in our drug candidates for use in our clinical trials or for commercial product. In addition, we do not have the capability to manufacture any of our branded drug products and candidates as a finished drug product for commercial distribution. As a result, we are and will be obligated to rely on contract manufacturers.

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

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

●	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;

●	subjects for clinical testing failing to enroll or remain in our trials at the rate we expect;

●	a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of drug candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

●	inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or Institutional Review Boards (“IRBs”) finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

●	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	deviations of the clinical sites from trial protocols or dropping out of a trial;

●	adding new clinical trial sites;

●	the inability of the CRO to execute any clinical trials for any reason; and

●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $650,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Disruptions at the FDA, CMS, the SEC, and other government agencies—due to funding lapses, shutdowns, staffing constraints, reorganizations, or shifting policy priorities—could adversely affect our business and results of operations.

Our business depends in part on timely and predictable interactions with U.S. federal agencies, including the FDA, CMS, and the SEC. Periodic disruptions to agency operations—whether caused by lapses in appropriations or government shutdowns, reduced staffing levels, reorganizations, budget constraints, or shifts in policy priorities—may delay or limit an agency’s ability to perform its customary functions. The federal government has experienced recent funding-related disruptions, and future disruptions remain possible.

Such disruptions could, among other things, delay FDA review of submissions, scheduling or completion of inspections, issuance of guidance, or other regulatory actions; delay CMS coverage, reimbursement, or payment-policy activities; or constrain the SEC’s ability to review filings and registration statements and to conduct other oversight activities. During funding lapses, agency operations may be significantly curtailed under contingency plans, which can contribute to backlogs and extended timelines. In addition, announced federal reorganizations and workforce reductions affecting the U.S. Department of Health and Human Services and certain of its operating divisions, including the FDA and CMS, may create further uncertainty regarding agency capacity, timing, and priorities.

If agency capacity is reduced or agency priorities shift, we could experience greater regulatory uncertainty, slower review and decision timelines, increased compliance costs, and delays in executing aspects of our strategy. Further, funding lapses or broader governmental disruption could contribute to volatility in financial markets and reduced liquidity, which could adversely affect our ability to access capital on acceptable terms.

Risks Related to Our Indebtedness

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

In September 2025, we issued $250 million aggregate principal amount of 8.625% Senior Notes due September 2030 (the “2030 Notes”) and used the proceeds to refinance debt. All our prior debt was repaid in full. We may incur additional indebtedness in the future. Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, our debt instruments contain, or from time to time may contain, various restrictive covenants, including, among others, our obligation to deliver certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or repurchase any of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions. Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

We could enter into various transactions that could increase the amount of our outstanding debt or adversely affect our capital structure or credit rating.

Subject to certain limited exceptions, the terms of the 2030 Notes do not prevent us from entering into a variety of acquisition, divestiture, refinancing, recapitalization or other highly leveraged transactions. As a result, we could enter into any such transaction even though the transaction could increase the total amount of our outstanding indebtedness, adversely affect our capital structure or credit rating or otherwise adversely affect the holders of the 2030 Notes.

Risks Related to Our Common Stock

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could cause our stock price to fall.

Effective internal controls are necessary for us to provide reliable financial results. If we cannot provide reliable financial results, our consolidated financial statements could be misstated, our reputation may be harmed and the trading price of our common stock could decline. As we discuss in Item 9A of this Annual Report, our management concluded that our internal controls over financial reporting were effective as of December 31, 2025. However, our controls over financial processes and reporting may not continue to be effective or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or successfully implement required new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our stock price may be volatile.

The market price of our common stock has been and is likely to continue to be highly volatile. The market price could fluctuate widely in response to various factors, many of which are beyond our control, including our ability to execute our business plan; operating results that fall below expectations; industry or regulatory developments; investor perception of our industry or our prospects; economic and other external factors; and the other risk factors discussed in this “Risk Factors” section.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are subject to cybersecurity threats that could have a material adverse impact on our results of operations, financial condition and cash flows, as well as our operations—including our manufacturing and marketing capabilities. We operate a risk-based cybersecurity program which is designed to: (i) ensure the security, confidentiality, integrity and availability of our information and systems; (ii) protect against anticipated or actual cyber threats to our information and systems; and (iii) protect against unauthorized access and/or use of our information and systems. Overall cybersecurity risk reporting is integrated with our enterprise risk management program, is included in discussions with the Audit Committee of our Board of Directors and disclosed where appropriate. Our information technology and cybersecurity function is headed by our CEO, and Vice President of Information Technology, who are responsible for managerial oversight of our cybersecurity program. Our VP of Information Technology is an IT leader with over 20 years of experience. He holds a degree in Business Management - Administrative Data Systems and combines high-level security expertise including Microsoft Certified Solutions Expert (MCSE) and Fortinet Network Security Expert (NSE) certifications with a proven track record of securing enterprise-level data systems and optimizing technical operations.

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

For more information about the cybersecurity risks and other information technology and data privacy risks we face, see Item 1A. “Risk Factors including the risk factor titled “A breakdown of our information technology systems, or a cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems, network-connected control systems and/or our data, interrupt the operation of our business and/or affect our reputation.”

ITEM 2. PROPERTIES

We lease approximately 17,700 square feet of office space in Nashville, Tennessee for our corporate headquarters. The current lease term expires on June 30, 2032 and includes the option to extend the term for two additional, consecutive five-year terms. This office serves as our corporate headquarters.

We lease approximately 11,600 square feet of lab and other office space in Nashville, Tennessee. The current lease term commenced in June 2022 and expires in June 2027. This office generally serves as ImprimisRx’s customer service center and analytical laboratory.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “HROW”.

Performance Graph

Our common stock is traded on The Nasdaq Stock Market LLC and is a component of both the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The following graph shows cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock over the period commencing December 31, 2020 and ending on December 31, 2025, to that of the total return for the Nasdaq Composite Index and the Nasdaq Biotechnology Index, assuming an investment of $100 on December 31, 2020. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harrow Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

*$100 Invested on 12/31/2020 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

The graph and related information is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed “soliciting material” or be “filed” with the SEC and shall not be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

Holders

As of February 25, 2026, there were approximately 56 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, the Company withheld shares of common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October1 – October 31	631	39.36	-	-
November 1 – November 30	73	37.77	-	-
December 1 – December 31	-	$-	-	-
Total	704	$39.20	-	-

(a)	Represents shares withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the year ended December 31, 2025.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes contained in this Annual Report on Form 10-K (this “Annual Report”). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the U.S. (GAAP). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in the “Risk Factors” section and elsewhere in this Annual Report. Additional information related to the comparison of our results of operations and liquidity and capital resources between the years 2024 and 2023 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K filed with the SEC and is incorporated by reference herin.

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, including Imprimis RxNJ, LLC, Imprimis NJOF, LLC, ImprimisRx, LLC, Harrow IP, LLC and Harrow Eye, LLC.

Overview

We are a leading provider of ophthalmic disease management solutions in North America, and were founded with a commitment to deliver safe, effective, accessible, and affordable medications that enhance patient compliance and improve clinical outcomes. For over a decade, we have partnered with U.S. eyecare professionals to develop a comprehensive portfolio of high-quality products used to manage ophthalmic conditions affecting both the front and back of the eye, such as dry eye disease, wet (or neovascular) age-related macular degeneration, cataracts, refractive errors, glaucoma, and a range of other ocular surface conditions and retina diseases. By prioritizing clinical value – to the provider and the patient – Harrow empowers professionals to enhance patient outcomes and preserve vision. By combining our culture of creativity, entrepreneurship and groundbreaking innovation with operational discipline and strong financial performance, we are building a future where life-changing ophthalmic treatments are within reach for all.

Factors Affecting Our Performance

We believe the primary factors affecting our performance are our ability to increase revenues of our branded pharmaceutical products, grow and gain operating efficiencies in our operations, avoid or mitigate any potential regulatory-related restrictions, optimize pricing and obtain reimbursement options for our drug products, and continue to pursue development and commercialization opportunities for certain assets that we have not yet made commercially available. We believe we have built a tangible and intangible infrastructure that will allow us to scale revenues efficiently in the near and long-term. All of these activities will require significant costs and other resources, which we may not have or be able to obtain from operations or other sources. See “Liquidity and Capital Resources” below.

Recent Developments

The following describes certain developments in 2025 and 2026 to date that are important to understand our financial condition, results of operations, and expectations. See the notes to our consolidated financial statements included in this Annual Report for additional information about certain developments.

Commercial and Sales Force Expansions

In February 2026, we announced several commercial investments expected to be implemented during 2026 to support growth across key products. For VEVYE, following recent payor-coverage wins effective January 1, 2026, we began recruiting efforts to expand our commercial sales team from approximately 50 to 100 U.S. sales territories by late May 2026. For IHEEZO, we have begun expanding our commercial focus beyond retina practices into office-based ophthalmic procedures, targeting a broader set of anesthesia-dependent, reimbursed use cases, including non-retina intravitreal and subconjunctival injections, YAG/laser procedures, foreign body removals, and selected ocular surface and eyelid procedures. For TRIESENCE, we expect to increase the size of our dedicated sales force for this product during the coming months in response to favorable surgeon feedback and improving demand indicators, including increased interest in adoption and reordering for on-label uses in both office and surgical settings.

Acquisition of Remaining Interests in Melt Pharmaceuticals, Inc.

In September 2025, we entered into the Merger Agreement by and among Harrow, Harrow Acquisition Sub, Inc., a wholly owned subsidiary of Harrow, Melt, and D. Brad Osborne, as stockholder representative. Under the terms of the Merger Agreement and a related milestone payment agreement, we agreed to acquire the remaining equity interests of Melt in exchange for an initial cash payment of approximately $4,300,000 at closing, and contingent consideration consisting of cash and Company equity upon achievement of (i) FDA approval of the MELT-300 drug candidate, (ii) coding and reimbursement of the MELT-300 drug candidate, and (iii) various one-time sales milestones, as follows:

●	Upon FDA approval of MELT-300, we shall pay an aggregate amount in cash of approximately $87,200,000.

●	Upon receipt of pass-through status awarded and J-Code (or any other similar designation) issued by CMS for MELT-300, we shall issue an aggregate of approximately 1,112,000 shares of our common stock.

●

Upon achievement of various annual net sales milestones ranging from $100,000,000 to $1,000,000,000 per year, we shall make various one-time cash payments that in the aggregate total up to approximately $260,000,000 if all annual net sales milestones are achieved.

The regulatory and commercial milestones must be achieved, if at all, on or before December 31, 2035.

The Melt acquisition closed on November 17, 2025, and was treated as an asset acquisition for accounting purposes. As a result of such transaction, Melt’s drug candidates are now owned by Harrow and its R&D activities subsequent to the acquisition are included in Harrow’s consolidated financial results as of the year ended December 31, 2025.

Fifth Third Revolving Credit Facility

In September 2025, we entered into a Credit Agreement (the “5/3 Revolver”) with Fifth Third Bank, National Association, as administrative agent for itself and the other lenders (collectively, “Fifth Third”) providing for a senior secured revolving credit facility in the initial principal amount of $40,000,000, together with an uncommitted incremental revolving line of credit in the principal amount of up to $20,000,000. The 5/3 Revolver will mature on September 26, 2030, or, if earlier, the date that is 91 days prior to the earliest maturity date of the Company’s 2030 Notes.

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

8.625% Senior Notes Due 2030 and Payoff of Prior Debt

In September 2025, we closed a private offering of $250,000,000, aggregate principal amount of 8.625% senior notes due 2030. The 2030 Notes offering resulted in net proceeds to us of approximately $242,748,000 after deducting underwriting discounts and commissions and other offering expenses of $7,252,000.

The 2030 Notes are senior unsecured obligations and are effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2030 Notes are guaranteed on a senior unsecured basis by us, subject to certain exceptions. The 2030 Notes bear interest at the rate of 8.625% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The issuance costs were recorded as a debt discount and are being amortized as interest expense over the term of the 2030 Notes using the effective interest rate method.

We used the net proceeds from the 2030 Notes offering to prepay all then outstanding senior debt borrowings, exit costs, and accrued interest including $107,500,000 in total principal loan amount borrowed under the Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”), $75,000,000 in total principal amount senior notes due 2026 (the “2026 Notes”), and $40,250,000 in total principal amount senior notes due 2027 (the “2027 Notes”). The 2026 Notes and 2027 Notes were listed on The Nasdaq Stock Market under the symbols “HROWL” and “HROWM”, respectively. The 2026 Notes were delisted on October 10, 2025 and the 2027 Notes were delisted on October 8, 2025.

BYOOVIZ® and OPUVIZTM – Commercialization Agreement

In July 2025, we entered into a development and commercialization agreement (the “Samsung Agreement”) with Samsung Bioepis Co., Ltd. (“Samsung”). Under the terms of the Samsung Agreement, following completion of the transition of commercial rights from Biogen, Inc. back to Samsung, Samsung will develop, manufacture, and supply BYOOVIZ (ranibizumab-nuna) and OPUVIZ (aflibercept-yszy) (individually, a “Product” and together, the “Products”) for Harrow to commercialize in the U.S. market (the “Rights”). In consideration of the Rights, we made a one-time upfront payment to Samsung of $4,000,000 in February 2026, and Samsung will be eligible to receive additional one-time payments based on the achievement of net sales-based milestones of the Products. In addition to other mutually agreed terms, we shall pay to Samsung a share of net sales from the Products generated in the U.S. market. We expect BYOOVIZ to be available in the middle of 2026 and OPUVIZ to be available in the middle of 2027.

Acquisition of Commercial Rights to BYQLOVITM

In June 2025, we announced a licensing agreement whereby we acquired the exclusive U.S. commercial rights to BYQLOVI (clobetasol propionate ophthalmic suspension) 0.05% from Taiwan-based Formosa Pharmaceuticals. BYQLOVI was recently approved by the FDA for the treatment of post-operative inflammation and pain following ocular surgery and is the first new ophthalmic steroid in its class in over 15 years. Harrow expects BYQLOVI to be available to launch in the US in the middle of 2026.

VEVYE Access for All

In March 2025, we announced a patient access program called VEVYE Access for All. The program is designed to increase patient access to VEVYE at an out-of-pocket cost of $59 or below and, in many cases, reduce the need for prior authorizations, step edits, and other treatment obstacles facing dry eye patients and their prescribers.

Project Beagle

In March 2025, we initiated a 360-degree review of opportunities to offer ImprimisRx customers a Harrow-owned FDA-approved product alternative to a compounded formulation. We call this initiative Project Beagle. In that vein, we began implementing a continuity of care program to transition approximately 25,000 ImprimisRx patients from our Klarity-C (0.1% cyclosporine) compounded formulation to VEVYE (0.1% cyclosporine), and we discontinued compounding Klarity-C during 2025. We are also discontinued another related compounded formulation called Klarity PF. Klarity PF is primarily purchased by a concentrated group of customers who we expect to continue accepting our FRESHKOTE product as an alternative. In February 2026, we announced the launch of PharmaPack™, a direct-to-prescriber cash-pay offering designed to expand access to affordable, FDA-approved branded ophthalmic therapies as alternatives to compounded formulations. As we work through Project Beagle, we will continue to review opportunities to reduce the size of our compounded formulary, improve and simplify our compounding capabilities, and transition other ImprimisRx customers from compounded formulations to Harrow’s FDA-approved products.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for any future period.

Comparison of Years Ended December 31, 2025 and 2024

Revenues

Our revenues include amounts recorded from sales of branded products to wholesalers through a third-party logistics facility, sales of proprietary compounded formulations, and revenues received from royalty payments owed to us pursuant to out-license and like arrangements. The following table presents our revenues for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,		$
	2025	2024	Variance
IHEEZO net sales	$81,348,000	$49,303,000	$32,045,000
VEVYE net sales	88,688,000	28,061,000	60,627,000
Other branded products net sales	25,326,000	37,836,000	(12,510,000)
Other revenues, net	394,000	915,000	(521,000)
Branded revenue, net	195,756,000	116,115,000	79,641,000
ImprimisRx revenue, net	76,547,000	83,499,000	(6,952,000)
Total revenues, net	$272,303,000	$199,614,000	$72,689,000

The increase in Branded revenues from product sales between the years ended December 31, 2025 and 2024 was primarily related to an increase in sales and units sold of IHEEZO and VEVYE resulting from increased marketing efforts. These increases were partially offset by lower sales of other brands and lower Imprimis revenue.

The decrease in ImprimisRx revenue was primarily due to a decrease in volume for the year ended December 31, 2025 compared to 2024.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including API, personnel costs, packaging, storage, royalties, shipping and handling costs, manufacturing equipment and tenant improvements depreciation, the write-off of obsolete inventory, amortization of acquired product NDAs, and other related expenses.

The following table presents our cost of sales for the years ended December 31, 2025 and 2024:

Branded

	For the Years Ended December 31,		$
	2025	2024	Variance
Cost of sales	$37,230,000	$21,667,000	$15,563,000

The increase in Branded cost of sales was primarily attributable to an increase in units sold of IHEEZO and VEVYE during the years ended December 31, 2025 and 2024 as well as an increase in intangible asset amortization related to acquired product rights for TRIESENCE and royalties related to VEVYE and IHEEZO.

ImprimisRx

	For the Years Ended December 31,		$
	2025	2024	Variance
Cost of sales	$30,704,000	$27,578,000	$3,126,000

The increase in ImprimisRx costs of sales between the years ended December 31, 2025 and 2024 was primarily attributable to product mix that included more sales of lower gross margin products and inventory losses.

Gross Profit and Margin

Branded

	For the Years Ended December 31,		$
	2025	2024	Variance
Gross profit	$158,526,000	$94,448,000	$64,078,000
Gross margin	81.0%	81.3%	(0.3)%

Gross Margin increased due to increased sales. The slight decrease in Branded gross margin percentage between the years ended December 31, 2025 and 2024 was primarily attributable to an increase in our fixed expenses, in particular, acquired product rights amortization related to the launch of TRIESENCE and a related contingent milestone payment that was capitalized in the fourth quarter of 2024.

ImprimisRx

	For the Years Ended December 31,		$
	2025	2024	Variance
Gross profit	$45,843,000	$55,921,000	$(10,078,000)
Gross margin	59.9%	67.0%	(7.1)%

ImprimisRx gross margin decreased during the year ended December 31, 2025 compared to 2024 due to the previously mentioned change in product mix as well as inventory losses from lower manufacturing efficiency.

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

The following table presents our SG&A expenses for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,		$
	2025	2024	Variance
Selling, general and administrative	$152,914,000	$129,064,000	$23,850,000

The increase in SG&A expenses between the years ended December 31, 2025 and 2024 was primarily attributable to (1) increased payroll and related expenses of $15,092,000 due to the addition of new employees in sales, marketing and other departments to support current and expected growth, (2) increased marketing and advertising expense of $3,600,000 and (3) increased audit fees as a result of the Company being subject to the audit attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. These increases were partially offset by a decrease in stock-based compensation expense of $5,114,000 between the periods.

Research and Development Expenses

Our R&D expenses primarily included personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following table presents our R&D expenses for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,		$
	2025	2024	Variance
Research and development	$20,940 ,000	$12,230,000	$8,710,000

The increase in R&D expenses between the years ended December 31, 2025 and 2024 was primarily attributable to one time in-process R&D expense related to the acquisition of Melt of $8,450,000 during the fourth quarter of 2025. In addition, increased development activity related to our branded product portfolio, new product candidate development efforts, and clinical and medical support. During the fourth quarter of 2024, we recorded $2,000,000 of one-time R&D costs associated with the product development of TRIESENCE.

Impairment and Disposal of Long-Lived Assets

During the year ended December 31, 2025, there were no impairments or disposals of long-lived assets. During the year ended December 31, 2024, we recognized an impairment loss of $253,000 related to intellectual property that we expect to no longer utilize in future revenue generating products and compounded formulations.

Interest Expense, net

Interest expense, net was $24,180,000 during the year ended December 31, 2025, compared to $22,786,000 during the year ended December 31, 2024. The increase was primarily due to an increase in the principal balance of our loans over the periods presented.

Investment Gain (Loss) from Eton

During the year ended December 31, 2025, there was no gain (loss) from investments. During the year ended December 31, 2024, we recorded a loss of $3,171,000 related to the change in fair market value of Eton’s common stock at the time of its sale, including trading expenses and commissions of approximately $436,000. In April 2024, we sold all of our remaining shares in Eton.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2025, we recorded a loss on extinguishment of debt of $7,750,000 related to the payoff of a loan. There were no extinguishments of debt during the year ended December 31, 2024.

Other Income (Expense), net

During the year ended December 31, 2025, other income of $47,000 represents foreign exchange gains on settlement of foreign-denominated payables. During the year ended December 31, 2024, we recorded other expense, net, of $185,000 related primarily to income from the sublease of office space in Nashville, offset by a loss associated with a cybersecurity incident.

Tax Expense

During the years ended December 31, 2025 and 2024, we recorded income tax expense of $3,771,000 and $161,000, respectively. The increase in income tax expense in 2025 was primarily related to limitations of stock-based compensation expense under Section 179(m) of the Internal Revenue Code.

The following table presents our net loss for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Net loss	$(5,139,000)	$(17,481,000)
Net loss per share, basic and diluted	$(0.14)	$(0.49)

Liquidity and Capital Resources

Liquidity

Our cash on hand at December 31, 2025 was $72,927,000, compared to $47,247,000 at December 31, 2024.

As of the date of this Annual Report, we believe that cash and cash equivalents of $72,927,000 at December 31, 2025 will be sufficient to sustain our planned level of operations and capital expenditures for fiscal year 2026 and the foreseeable future. We may consider the sale of certain assets including, but not limited to, part of, or all of, our investment in Surface and any of our consolidated subsidiaries. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flows

The following provides detailed information about our net cash flows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$43,864,000	$(22,202,000)	$3,840,000
Investing activities	(5,460,000)	(33,164,000)	(152,553,000)
Financing activities	(12,724,000)	28,528,000	126,528,000
Net change in cash and cash equivalents	25,680,000	(26,838,000)	(22,185,000)
Cash and cash equivalents at beginning of the period	47,247,000	74,085,000	96,270,000
Cash and cash equivalents at end of the year	$72,927,000	$47,247,000	$74,085,000

Operating Activities

Net cash provided by operating activities was $43,864,000 in 2025, compared to cash used in of $22,202,000 in the prior year. The increase in net cash provided by operating activities between the periods was mainly attributed to better operating results and collections of $5,010,000 of accounts receivable as a result of collection efforts partially offset by settlement of accrued accounts payable invoices of $4,608,000.

Net cash used in operating activities was $22,202,000 in 2024, compared to cash provided by of $3,840,000 in the prior year. The decrease in net cash provided by operating activities between the periods was mainly attributed to changes in our working capital balances including accounts payable, prepaid expenses, inventories and most notably, accounts receivable. Our accounts receivable balance between periods increased significantly due to an increase in our branded product sales, which have a longer revenue cycle compared to our ImprimisRx product sales. In addition, during 2024, we extended additional terms to our largest distributor to allow for downstream and end users (e.g. hospitals, clinics and ambulatory surgery centers) of certain of our branded products additional time to pay for our branded products.

Investing Activities

Net cash used in investing activities in 2025 and 2024 was $5,460,000 and $33,164,000, respectively. Cash used in investing activities in 2025 was primarily due the acquisition of Melt for $4,358,000 and equipment and software purchases of $887,000. Cash used in investing activities in 2024 was primarily due to the milestone payment of $37,000,000 related to TRIESENCE partially offset by cash received from the sale of our investment in Eton for $5,510,000. Cash used in investing activities in 2023 was primarily associated with product acquisitions.

Financing Activities

Net cash used in financing activities in 2025 was $12,724,000 and cash provided by financing activities in 2024 was $28,528,000. Cash used in financing activities during the year ended December 31, 2025 was primarily due to repayment of debt and payment of payroll taxes upon vesting of stock compensation mostly offset by proceeds from issuance of new debt. Cash provided by financing activities during the year ended December 31, 2024 was primarily due to additional borrowings under our long-term debt facility with Oaktree of $29,780,000, net of issuance costs, and proceeds from the exercise of stock options, offset by the payment of taxes associated with the vesting and exercise of share-based awards. Cash provided by financing activities during the year ended December 31, 2023 was primarily related to proceeds received from the issuance of the Oaktree Loan and Oaktree Amendment, issuance of unsecured debt and sale of our equity, offset by payment of payroll taxes upon vesting of PSUs in exchange for shares withheld from employees.

Sources of Capital

During the year ended December 31, 2025, our principal sources of cash came from cash generated by our operating activities. In future periods, including the year ending December 31, 2026, we expect cash to be provided from our operating activities, but our forecasts may not be accurate and our plans may change. We may also sell some or all of our ownership interests in Surface or our other subsidiaries

In September 2025, we completed the sale of the 2030 Notes in a private offering and received net proceeds of $242,748,000. We used the net proceeds from the 2030 Notes to prepay all outstanding borrowings under the Oaktree Loan, the 2027 Notes, and the 2026 Notes, and to pay certain exit costs related thereto. The remaining funds will be used for general corporate purposes, which may include funding future strategic business development opportunities and related investments. We also entered into the 5/3 Revolver with Fifth Third in September 2025, which provided the Company with a secured revolving credit facility of $40,000,000, with an additional $20,000,000 of uncommitted incremental revolving line of credit. We have not drawn down any amounts under the 5/3 Revolver. The Company is in compliance with all debt covenants and expects to remain compliant for at least the next 12 months.

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

Revenue Recognition

We account for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. We have two primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, and (2) revenue recognized from intellectual property licenses.

Product Revenues

We recognize revenue from product sales at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt or acceptance by our customer.

Sales of branded pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

We record reserves for rebates, chargebacks, discounts, distribution fees and product returns at the time revenue is recognized. These reserves are inherently uncertain because they depend on future utilization patterns, payor mix, wholesaler inventory levels, and contractual terms that vary across customers and programs. We use historical experience (where available), current-period data from distributors and payors, and forecasted sales volumes to estimate these amounts.

At December 31, 2025, our sales deduction and returns reserves totaled $68,381,000 compared to $59,631,000 at December 31, 2024. The increase primarily reflects (i) higher ophthalmic product sales, (ii) expanded commercial rebate programs, and (iii) higher expected product returns associated with the timing of lot expirations, partially offset by lower co-pay assistance costs.

Our estimates are sensitive to changes in payor mix and program utilization. For example, if our aggregate rebate and discount rate for 2025 had been 2 percentage points higher, product revenue would have been approximately $10.6 million lower, and if it had been 2 percentage points lower, product revenue would have been approximately $10.6 million higher.

Income Taxes

As part of the process of preparing our consolidated financial statements, we must estimate the actual current tax assets and liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, results of recent operations, and our historical earnings experience by taxing jurisdiction. Significant judgment is required in making this assessment.

We recognize the financial statement effects of a tax position when our assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. Significant judgment is required in making this assessment, and, therefore, we re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities, and changes in facts or circumstances related to a tax position. We adjust the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions.

Intangible Assets

Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in connection with an asset acquisition are recorded at cost. Payments to acquire intangible assets in an asset acquisition may include up-front payments and contingent consideration. With regard to contingent consideration in an asset acquisition, the Company recognizes regulatory milestones upon achievement, royalties in the period in which the underlying sales occur, and sales-based milestones when the milestone is deemed probable by the Company of being achieved. Significant judgment is involved in assessing the probability of achievement of milestones. If contingent consideration is recognized subsequent to the acquisition date in an asset acquisition, the amount of such consideration is recorded as an addition to the cost basis of the intangible asset and amortization expense is recorded prospectively over the remaining useful life of the asset.

Impairment of Intangible Assets

We hold significant definite lived intangible assets including; product rights, licensed intangible assets, and other intangible assets. Under GAAP, we evaluate these assets if events or changes in circumstances indicate that the carrying amount may not be recoverable (e.g., lower-than-expected sales, adverse regulatory or competitive developments, higher required returns, or changes in macroeconomic conditions).

When we test definite-lived assets, we compare the carrying value to the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If those cash flows are less than the carrying amount, we recognize an impairment equal to the amount by which the carrying value exceeds fair value.

As a result of its assessment in 2024 and 2023, we recorded an impairment charge of $253,000 and $380,000, respectively, related to the impairment of certain licenses, trademarks, patents and patent applications (see Note 11 to our consolidated financial statements). We did not recognize any impairment charges for the year ended December 31, 2025.

Stock-Based Compensation

We measure stock-based compensation for stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), warrants, and restricted stock at fair value on the grant date and recognize the associated expense over the requisite service period. Estimating the grant-date fair value requires significant judgment because the valuation models we use—including the Black-Scholes-Merton option-pricing model and Monte Carlo simulation models for certain performance awards—depend on several subjective assumptions such as expected volatility, expected term, risk-free interest rates, dividend yield, and, for PSUs, the probability of achieving market-based performance targets.

These assumptions are inherently uncertain because they rely on forward-looking estimates of employee exercise behavior, future share price volatility, and performance outcomes that may differ from actual experience. For example, expected volatility is based on historical volatility of our stock and those of comparable companies, which may not be indicative of future results. Likewise, the estimated forfeiture rate reflects management’s judgment regarding employee turnover and achievement of service or performance conditions and is revised when actual results differ from initial expectations.

Our stock-based compensation expense is sensitive to changes in these inputs. Holding all other assumptions constant, a 10% increase in the expected volatility used to value stock option grants would increase the grant-date fair value of such awards by approximately 7%, and a 10% decrease in the expected term would decrease the fair value by approximately 7%. Actual outcomes that differ from our assumptions, including changes in share price performance or employee turnover, could materially affect the amount and timing of stock-based compensation expense in future periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Our exposure to market risk is limited and relates primarily to interest rate risk on our cash and cash equivalents and the fair value of our outstanding fixed-rate indebtedness

Interest Rate Risk

As of December 31, 2025, all of our outstanding indebtedness bears interest at fixed rates. Accordingly, changes in market interest rates do not affect our contractual cash interest obligations or debt service requirements. However, changes in interest rates may affect the fair value of our fixed-rate debt. Based on our outstanding fixed-rate indebtedness as of December 31, 2025, a hypothetical 100 basis point movement in market interest rates would change the estimated fair value of such debt by approximately $2.5 million. These estimated changes would not impact our consolidated statements of operations or cash flows unless the debt is refinanced, repurchased, or otherwise settled prior to the maturity.

Our cash and cash equivalents consist primarily of demand deposits and other highly liquid instruments with short-term maturities. As a result, interest income earned on these balances may fluctuate with changes in short-term interest rates. We do not believe that reasonably likely changes in interest rates would have a material effect on our consolidated financial position, results of operations, or cash flows.

We do not use derivative financial instruments, including interest rate swaps, to manage interest rate risk.

Foreign Currency and Other Market Risks

We do not have material exposure to foreign currency exchange rate risk, commodity price risk, or other market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Annual Report beginning on page F-1 immediately following the signature page hereto and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our CEO, our principal executive officer, and our CFO, our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures mean controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements for 2025, has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting which is included herein. The report by Deloitte & Touche LLP is included in our consolidated financial statements beginning on page F-1 of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Corporate Governance — Delinquent Section 16(a) Reports,” and “Corporate Governance — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

2.1

Agreement and Plan of Merger, dated September 24, 2025, by and among the Company, Harrow Acquisition Sub, Inc., Melt Pharmaceuticals, Inc., and D. Brad Osborne, as stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on October 1, 2025).

3.1

Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).

3.2

Amended and Restated Bylaws of the Company, dated as of August 21, 2025 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on August 25, 2025).

4.1*	Description of the Company’s Securities.
4.2

Indenture dated April 20, 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).

4.3

First Supplemental Indenture dated April 20, 2021 between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on April 20, 2021).

4.4	Form of 8.625% Senior Note due 2026 (included as Exhibit A in Exhibit 4.3).
4.5

Second Supplemental Indenture dated December 20, 2022 between the Company and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on December 20, 2022).

4.6	Form of 11.875% Senior Note due 2027 (included as Exhibit A in Exhibit 4.5).
4.7

Indenture, dated September 12, 2025 by and among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 12, 2025).

4.8	Form of 8.625% Senior Note due 2030 (included in Exhibit 4.7).
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

65

10.4#

Harrow, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on August 25, 2017).

10.5#

First Amendment to the Harrow, Inc. 2017 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to Harrow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2021).

10.6#	2025 Incentive Stock and Awards Plan (incorporated herein by reference to Appendix A to Harrow Inc.’s Definitive Proxy Statement filed with the SEC on April 25, 2025).
10.7#

Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 11, 2025).

10.8#

Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 11, 2025).

10.9#

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 11, 2025).

10.10#

Employment Agreement, dated as of April 25, 2016, by and between Imprimis Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016).

10.11#

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

10.13#

Offer Letter Agreement, dated as of November 18, 2024, by and between the Company and Amir H. Shojaei (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 27, 2025).

10.14#

Offer Letter Agreement, dated as of August 15, 2025, by and between the Company and Randall E. Pollard (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 10, 2025).

10.15#*	Offer Letter Agreement, dated as of October 6, 2025, by and between the Company and Frank W. Mullery.
10.16

Offer Letter dated January 30, 2026 by and between the Company and Patrick W. Sullivan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on February 2, 2026).

10.17#

Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Mark L. Baum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018).

10.18#

Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and Andrew R. Boll (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018).

10.19#

Consulting Agreement dated May 1, 2018 between Melt Pharmaceuticals, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Imprimis Pharmaceuticals, Inc. filed with the Securities and Exchange Commission on November 13, 2018).

10.20

License and Supply Agreement dated July 25, 2021 between Harrow, Inc. and Sintetica, S.A. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on August 10, 2021).

10.21*+	First Amendment to License and Supply Agreement dated November 15, 2022 between Harrow IP, LLC and Sintetica S.A.
10.22

Second Amendment to License and Supply Agreement dated August 4, 2023 between Harrow IP, LLC and Sintetica S.A. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 13, 2023).

66

10.23

Third Amendment to License and Supply Agreement dated February 6, 2024 between Harrow IP, LLC and Sintetica S.A. (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 19, 2024).

10.24

Purchase Agreement, dated September 8, 2025, by and among the Company, the guarantors named therein and BTIG, LLC, as representative of the several initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 12, 2025).

10.25

Milestone Payment Agreement, dated September 24, 2025, by and between Harrow, Inc. and Melt Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on October 1, 2025).

10.26

Commitment Letter, dated September 5, 2025, by and between the Company and Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 10, 2025).

10.27

Credit Agreement, dated as of September 26, 2025, by and among the Company, certain subsidiaries of the Company, as guarantors, the other lenders as may from time to time become parties thereunder, and Fifth Third Bank, National Association, as administrative agent for itself and the other lenders, the letter of credit issuer, the swing line lender, the sole lead arranger and the sole bookrunner (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Harrow, Inc. filed with the Securities and Exchange Commission on November 10, 2025).

10.28*+	License Agreement dated June 6, 2023 between Harrow, Inc., Harrow Eye, LLC, Harrow IP, LLC and Novaliq GmbH.
10.29*+	First Amendment to the License Agreement dated June 6, 2023 by and between Harrow, Inc., Harrow Eye, LLC, Harrow IP, LLC and Novaliq GmbH
10.30#*	Consulting Agreement dated March 1, 2026 between Harrow, Inc. and John P. Saharek
16.1	Letter from Crowe LLP (incorporated herein by reference to Exhibit 16 to Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 19, 2025).
16.2	Letter from KMJ Corbin & Company LLP (incorporated herein by reference to Exhibit 16 to Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on June 26, 2024).
19

Harrow, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 27, 2025).

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
23.2*	Consent of Independent Registered Public Accounting Firm - Crowe LLP
23.3*	Consent of Independent Registered Public Accounting Firm – KMJ Corbin & Company LLP
24.1*	Power of Attorney (included on the signature page to this Annual Report)
31.1*

Certification of Mark L. Baum, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Andrew R. Boll, President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew R. Boll, President and Chief Financial Officer.
97

Harrow, Inc. Policy Regarding the Mandatory Recovery of Compensation (incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 19, 2024).

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL (included as Exhibit 101)

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+

Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and/or the redacted exhibit rules under Item 601(b)(2) and/or Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type of information that the registrant customarily and actually treats as private or confidential / and would likely cause competitive harm if publicly disclosed. The registrant agrees to furnish supplementally an unredacted copy of any exhibit marked with “+” to the SEC upon request.

Omitted schedules/attachments: Schedules and similar attachments to exhibits have been omitted pursuant to Item 601(a)(5). The registrant hereby undertakes to furnish copies of any omitted schedules or attachments to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARROW, INC.

By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer (Principal Executive Officer)

Date:	March 2, 2026

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

Signature	Title	Date

/s/ Mark L. Baum	Chief Executive Officer and Chairman of the Board	March 2, 2026
Mark L. Baum	(Principal Executive Officer)

/s/ Andrew R. Boll	President and Chief Financial Officer	March 2, 2026
Andrew R. Boll	(Principal Financial Officer)

/s/ Randall E. Pollard	Chief Accounting Officer	March 2, 2026
Randall E. Pollard	(Principal Accounting Officer)

/s/ Adrienne L. Graves	Director	March 2, 2026
Adrienne L. Graves

/s/ Lauren P. Silvernail	Director	March 2, 2026
Lauren P. Silvernail

/s/ Perry J. Sternberg	Director	March 2, 2026
Perry J. Sternberg

68

FINANCIAL STATEMENTS

Harrow, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Harrow, Inc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harrow, Inc (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee

March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Harrow, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Harrow, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues – Estimates of Government Rebate Accruals – Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s revenues for branded pharmaceutical products are subject to variable consideration, including government rebates. Reserves for rebates are estimated at the time revenue is recognized and are recorded as a reduction to gross revenues and an increase to accrued rebates to governmental agencies for utilization of the Company’s products by beneficiaries under such governmental programs. Estimating these reserves requires significant management judgment because they depend on assumptions such as future utilization patterns, payor mix, wholesaler inventory levels, and contractual terms that vary across customers and programs. The Company uses historical experience (where available), current-period data from distributors and payors, and forecasted sales volumes to estimate these amounts.

We identified the estimates for government rebate reserves as a critical audit matter due to the judgments required and complexity involved in determining the significant assumptions used in calculating the accruals. Auditing these estimates involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to government rebate accruals included the following, among others:

●	We tested the effectiveness of internal controls over government rebate accruals, including management’s controls over the underlying assumptions used to estimate government rebate reserves.

●	We evaluated the Company’s methods and assumptions used to calculate government rebate accruals, including assumptions of utilization patterns, payor mix, wholesaler inventory levels, and contractual terms.

●	We evaluated the Company’s ability to estimate government rebate accruals accurately by comparing actual amounts incurred for government rebate accruals to historical estimates.

●	We tested the reasonableness of the government rebate accruals recorded at period end by developing an independent expectation for comparison to actual recorded balances.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

March 2, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Harrow, Inc.

Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Harrow, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We served as the Company’s auditor from 2024 to 2025.

Costa Mesa, California

March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Harrow, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Harrow, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Glendora, California
March 19, 2024 (March 27, 2025 as to Note 19)

HARROW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$72,927,000	$47,247,000
Accounts receivable, net	110,895,000	116,373,000
Inventories	13,523,000	10,702,000
Prepaid expenses and other current assets	14,405,000	15,329,000
Total current assets	211,750,000	189,651,000
Property, plant and equipment, net	3,260,000	3,734,000
Capitalized software costs, net	1,183,000	1,751,000
Operating lease right-of-use assets, net	7,783,000	8,554,000
Intangible assets, net	175,174,000	184,949,000
Goodwill	332,000	332,000
TOTAL ASSETS	$399,482,000	$388,971,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,959,000	$41,406,000
Accrued rebates and copay assistance	42,236,000	39,900,000
Accrued payroll and related liabilities	10,432,000	9,496,000
Deferred revenue and customer deposits	788,000	44,000
Current portion of operating lease obligations	887,000	497,000
Total current liabilities	96,302,000	91,343,000
Operating lease obligations, net of current portion	7,905,000	8,792,000
Notes payable, net of unamortized debt discount	243,184,000	219,539,000
TOTAL LIABILITIES	347,391,000	319,674,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized; 37,229,159 and 35,622,214 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	37,000	35,000
Additional paid-in capital	208,933,000	221,002,000
Accumulated deficit	(156,524,000)	(151,385,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	52,446,000	69,652,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	52,091,000	69,297,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,482,000	$388,971,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$271,909,000	$198,619,000	$117,447,000
Other revenues	394,000	995,000	12,746,000
Total revenues	272,303,000	199,614,000	130,193,000
Cost of sales	(67,934,000)	(49,245,000)	(39,640,000)
Gross profit	204,369,000	150,369,000	90,553,000
Operating expenses:
Selling, general and administrative	152,914,000	129,064,000	83,090,000
Research and development	20,940,000	12,230,000	6,652,000
Impairment of long-lived assets	-	253,000	380,000
Total operating expenses	173,854,000	141,547,000	90,122,000
Income from operations	30,515,000	8,822,000	431,000
Other (expense) income:
Interest expense, net	(24,180,000)	(22,786,000)	(21,324,000)
Investment (loss) gain from Eton Pharmaceuticals	-	(3,171,000)	3,092,000
Loss on extinguishment of debt	(7,750,000)	-	(5,465,000)
Other income (expense), net	47,000	(185,000)	(444,000)
Total other expense, net	(31,883,000)	(26,142,000)	(24,141,000)
Loss before income taxes	(1,368,000)	(17,320,000)	(23,710,000)
Income tax expense	(3,771,000)	(161,000)	(701,000)
Net loss	$(5,139,000)	$(17,481,000)	$(24,411,000)
Basic and diluted net loss per share of common stock	$(0.14)	$(0.49)	$(0.75)
Weighted-average number of common stock outstanding, basic and diluted	36,760,461	35,650,714	32,616,777

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at January 1, 2023	29,901,530	$30,000	$137,058,000	$(109,493,000)	$27,595,000	$(355,000)	$27,240,000

Issuance of common stock in connection with:
Public offering, net of offering costs	3,887,324	4,000	64,516,000	-	64,520,000	-	64,520,000
Exercise of consultant stock-based options	10,000	-	85,000	-	85,000	-	85,000
Exercise of employee stock-based options	235,975	-	294,000	-	294,000	-	294,000
Vesting of RSUs and PSUs	1,847,876	2,000	(2,000)		-	-	-
Shares withheld related to net share settlement of equity awards	(714,445)	(1,000)	(13,012,000)		(13,013,000)	-	(13,013,000)
Stock-based compensation expense	-	-	15,696,000	-	15,696,000	-	15,696,000
Net loss	-	-	-	(24,411,000)	(24,411,000)	-	(24,411,000)
Balance at December 31, 2023	35,168,260	$35,000	$204,635,000	$(133,904,000)	$70,766,000	$(355,000)	$70,411,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	259,024	-	1,110,000	-	1,110,000	-	1,110,000
Vesting of RSUs and PSUs	332,517	-	-	-	-	-	-
Shares withheld related to net share settlement of equity awards	(137,587)	-	(2,362,000)	-	(2,362,000)	-	(2,362,000)
Stock-based compensation expense	-	-	17,619,000	-	17,619,000	-	17,619,000
Net loss	-	-	-	(17,481,000)	(17,481,000)	-	(17,481,000)
Balance at December 31, 2024	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	958,226	1,000	466,000	-	467,000	-	467,000
Vesting of PSUs and RSUs	1,656,259	2,000	(2,000)	-	-	-	-
Shares withheld related to net share settlement of equity awards	(1,007,540)	(1,000)	(25,035,000)	-	(25,036,000)	-	(25,036,000)
Stock-based compensation expense	-	-	12,502,000	-	12,502,000	-	12,502,000
Net loss	-	-	-	(5,139,000)	(5,139,000)	-	(5,139,000)
Balance at December 31, 2025	37,229,159	$37,000	$208,933,000	$(156,524,000)	$52,446,000	$(355,000)	$52,091,000

The accompanying notes are an integral part of these consolidated financial statements

HARROW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,139,000)	$(17,481,000)	$(24,411,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	1,915,000	1,850,000	1,530,000
Amortization of intangible assets	16,991,000	11,783,000	10,082,000
Non-cash lease expense	771,000	904,000	728,000
Acquisition of Melt Pharmaceuticals	4,358,000	-	-
Provision for credit losses	468,000	120,000	332,000
Amortization of debt issuance costs and debt discount	4,050,000	4,205,000	4,097,000
Investment loss (gain) from investment in Eton	-	3,171,000	(3,092,000)
Loss on disposal of equipment	13,000	-	168,000
Impairment of intangible assets	-	253,000	380,000
Loss on extinguishment of debt	7,750,000	-	5,465,000
Stock-based compensation	12,502,000	17,619,000	15,696,000
Changes in assets and liabilities:
Accounts receivable	5,010,000	(80,232,000)	(30,344,000)
Inventories	(2,821,000)	165,000	(4,326,000)
Prepaid expenses and other current assets	924,000	(6,072,000)	(5,647,000)
Accounts payable, accrued expenses, accrued rebates and copay assistance	(4,608,000)	37,498,000	31,795,000
Accrued payroll and related liabilities	936,000	4,046,000	1,425,000
Deferred revenue and customer deposits	744,000	(31,000)	(38,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,864,000	(22,202,000)	3,840,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds on sale of investment in Eton Pharmaceuticals	-	5,510,000	-
Acquisition of Melt Pharmaceuticals	(4,358,000)	-	-
Investment in patent and trademark assets	-	(79,000)	(18,000)
Purchase of product rights and related patents	(215,000)	(37,000,000)	(151,075,000)
Purchases of property, plant and equipment	(887,000)	(1,595,000)	(1,460,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,460,000)	(33,164,000)	(152,553,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from 11.875% notes payable, net of costs	-	-	4,961,000
Net proceeds from public offering	-	-	73,552,000
Proceeds from new debt, net of costs	244,375,000	29,780,000	55,879,000
Repayment of notes payable, inclusive of costs	(230,903,000)	-	(59,750,000)
Payment of payroll taxes upon vesting of PSUs, RSUs and exercise of stock options	(25,036,000)	(2,362,000)	(13,013,000)
Proceeds from exercise of stock options	467,000	1,110,000	379,000
Payment of debt issuance costs	(1,627,000)	-	-
Proceeds from public offering of common stock, net of offering costs	-	-	64,520,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,724,000)	28,528,000	126,528,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,680,000	(26,838,000)	(22,185,000)
CASH AND CASH EQUIVALENTS, beginning of period	47,247,000	74,085,000	96,270,000
CASH AND CASH EQUIVALENTS, end of period	$72,927,000	$47,247,000	$74,085,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$93,000	$374,000	$-
Cash paid for interest	$18,718,000	$20,594,000	$18,887,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of milestone payment	$7,000,000	$-	$-
Reclassification of deferred financing costs	$-	$-	$1,950,000
Accrual of exit fee related to Oaktree Loan	$-	$1,050,000	$2,713,000
Purchase of property, plant and equipment included in accounts payable and accrued expenses	$-	$81,000	$299,000
Change in right-of-use assets for operating lease obligations assumptions	$-	$(557,000)	$-
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$3,230,000	$-
Reclass of deferred commitment fees from prepaid expenses into debt issuance costs	$-	$331,000	$-
Insurance premium financed	$-	$-	$873,000

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

Accounts receivable at December 31, 2025 and 2024 are net of allowances for credit losses of $884,000 and $416,000, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2025 and 2024:

Balance at January 1, 2023	$73,000
Change in expected credit losses	332,000
Write-offs, net of recoveries	(34,000)
Balance at December 31, 2023	371,000
Change in expected credit losses	120,000
Write-offs, net of recoveries	(75,000)
Balance at December 31, 2024	416,000
Change in expected credit losses	555,000
Write-offs, net of recoveries	(87,000)
Balance at December 31, 2025	$884,000

Business Combinations and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether the Company has acquired inputs, process, and output, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”).

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

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, Business Combinations – Related Issues, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity or a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s financial statements. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired, and liabilities assumed, whichever is more clearly evident and more reliably measurable. The obligation for contingent consideration payments is recorded when the contingency is resolved and is probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired and any subsequent changes in the recorded amount of contingent consideration are recognized as an adjustment to the cost basis of the acquired assets and allocated to the acquired assets based on the relative fair value at the date of acquisition. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

The noncontrolling interests in the consolidated balance sheets as of December 31, 2025 and 2024, relate to consolidated subsidiaries for which the Company does not own 100% of the equity interests, and that no longer have active operations, assets and related financial activity.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3).

Cost of Sales

Cost of sales includes direct and indirect costs to manufacture formulations and other products sold, including APIs, personnel costs, packaging, storage, royalties, shipping and handling costs, depreciation and amortization of certain intangible assets and the write-off of obsolete inventory.

Research and Development

Research and development (“R&D”) expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, other overhead expenses, and costs related to clinical trials, contract services and outsourced contracts. The Company expenses all costs related to R&D as they are incurred.

Upfront and milestone payments related to the acquisition and licensing of technology for drug and product candidates that are not yet approved by the FDA are considered acquisition of in-process R&D and expensed as R&D in the period in which the expense occurs.

Advertising Expense

Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations. Advertising expense was $8,078,000, $6,314,000 and $3,689,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Debt Issuance Costs and Debt Discount

Debt issuance costs and the debt discount are recorded net of notes payable in the consolidated balance sheets. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the related debt and is recorded in interest expense in the accompanying consolidated statements of operations.

Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where the Company has identified an alternative future use for the acquired rights. Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain (see “Intangible Assets, including Goodwill” below). If not capitalized, the costs are expensed as incurred.

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company must estimate the actual tax assets and liabilities and assess permanent and temporary differences that result from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established which reduces the amount of deferred tax assets recorded on the consolidated balance sheets. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the consolidated statements of operations.

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. As of December 31, 2025 and 2024, there was $307,000 and $2,858,000, respectively, of unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an accrual for interest or penalties of $82,000 and $69,000 in the consolidated balance sheets at December 31, 2025 and 2024, respectively, and have recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2025 and 2024 of $13,000 and $69,000, respectively. The Company is subject to taxation in the U.S., New Jersey, Tennessee, and various other states. The Company’s tax years since 2000 may be subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses.

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

Accounts Receivable

Accounts receivable is stated net of allowances for credit losses and contractual adjustments. The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. The Company’s gross product revenues are subject to a variety of contractual deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Accounts receivable at December 31, 2025 are presented net of allowances for credit losses of $884,000 and $26,145,000 for contractual adjustments (in aggregate $27,029,000) and at December 31, 2024, net of allowances for credit losses of $416,000 and $19,731,000 for contractual adjustments (in aggregate $20,147,000).

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

The Company also regularly evaluates its inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales or use in production compared to quantities on hand and the remaining shelf life of products and APIs on hand. The Company establishes reserves for excess and obsolete inventories as required based on its analyses.

Investment in Surface Ophthalmics, Inc. – Related Party

The Company owns 3,500,000 common shares of Surface Ophthalmics, Inc. (“Surface”), representing approximately 20% of Surface’s outstanding equity. The Company accounts for this investment under the equity method of accounting, as management has concluded that the Company has the ability to exercise significant influence over Surface’s operating and financial policies.

Under the equity method, the Company recognizes its proportionate share of Surface’s net earnings or losses in its consolidated statements of operations and adjusts the carrying amount of its investment accordingly. The Company’s share of earnings or losses is based on its ownership interest in Surface, and intra-entity profits and losses are eliminated.

During the year ended December 31, 2021, the Company reduced the carrying value of its investment in Surface to zero after recognizing cumulative equity method losses equal to its investment balance of $5,320,000. The Company does not have any contractual commitments to provide additional funding or financial support to Surface and has not guaranteed any obligations of Surface. Accordingly, the Company has not recognized additional losses in excess of its investment balance. As of December 31, 2025 and 2024, the Company’s cumulative share of Surface’s net losses exceeded the carrying value of the investment; however, such unrecognized losses were not material to the Company’s consolidated financial statements. Future equity method income, if any, will be recognized only to the extent it exceeds the cumulative unrecognized losses.

The following table summarizes the Company’s investment in Surface as of December 31, 2025 and 2024:

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

Intangible Assets, including Goodwill

Patents and trademarks are recorded at cost and capitalized at a time when the future economic benefits of such patents and trademarks become more certain. At that time, the Company capitalizes third-party legal costs and filing fees associated with obtaining and successfully prosecuting claims related to its patents and trademarks. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Acquired product rights, including new drug applications (“NDAs”), are amortized over their estimated useful lives based on a straight-line method. Trademarks are an indefinite-lived intangible asset and are assessed for impairment based on future projected cash flows as further described below.

We review our goodwill and indefinite-lived intangible assets for impairment annually as of January 1 of each year and when an event or a change in circumstances indicates the fair value of a reporting unit for goodwill or individual asset for indefinite-lived intangible assets may be below its carrying amount. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or individual asset is less than its carrying amount. In performing this assessment, we consider factors such as macroeconomic conditions, industry and market trends, cost factors, overall financial performance, changes in management or strategy, and other relevant events or circumstances. If, after evaluating these factors, we conclude that it is more likely than not that the fair value exceeds its carrying amount, no further analysis is required.

If the qualitative assessment indicates that a quantitative impairment test is necessary, we estimate the fair value of the reporting unit or individual asset and compare it to its carrying amount. Fair value is determined using a discounted cash flow analysis or other appropriate valuation techniques.

If the fair value of the reporting unit or individual asset exceeds its carrying amount, the intangible asset is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we recognize a goodwill impairment loss for the amount of the excess, limited to the total amount of goodwill allocated to that reporting unit. Indefinite-lived intangible asset impairment is measured by comparing the individual asset’s estimated fair value with its carrying amount, with any excess of carrying amount over fair value recognized as an impairment loss.

As a result of our assessments in 2025 and 2024, we concluded that goodwill and indefinite-lived intangible assets are not impaired as of December 31, 2025 and 2024.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months of less) and (ii) combines lease and non-lease elements of its operating leases as a single lease component. As of December 31, 2025 and 2024, the Company did not have any finance leases.

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

The 2030 Notes (as defined in Note 13) are carried at face value less unamortized debt issuance costs. The Company fully repaid principal balances under the Oaktree Loan (as defined in Note 13) and the 2026 and 2027 Notes (each as defined in Note 13) in September 2025. The Company’s 2026 Notes were carried at face value, including the unamortized premium, less unamortized debt issuance costs, the 2027 Notes were carried at face value less unamortized debt issuance costs, and the Oaktree Loan was carried at face value less the original issue discount and unamortized debt issuance costs on the consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2026 Notes and the 2027 Notes were classified as Level 1 instruments as the fair value was determined using quoted market prices in active markets for the same securities. The 2030 Notes are classified as Level 1 instruments. The Oaktree Loan was classified as a Level 2 instrument as the fair value is determined through an income approach that considers collateral coverage, yield calibration, yield analysis and any adjustments to implied yield associated with the Company’s fundamental measures.

The following table presents the estimated fair values and the carrying values:

	December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2030 Notes	$243,184,000	$262,500,000	-	-
2026 Notes	$-	$-	$74,002,000	$75,840,000
2027 Notes	$-	$-	$38,130,000	$42,198,000
Oaktree Loan	$-	$-	$107,407,000	$112,932,000

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

Common stock equivalents (using the treasury stock or “if converted” method) from stock options, unvested RSUs, and unvested PSUs were 3,363,016, 4,390,124, and 4,642,259 at December 31, 2025, 2024 and 2023, respectively, and are excluded in the calculation of diluted net loss per share for the periods presented, because the effect is anti-dilutive for that time period. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director resigns. The number of shares underlying vested but unissued RSUs at December 31, 2025, 2024 and 2023 was 216,483, 211,020 and 215,539, respectively.

Reclassifications

The December 31, 2024 balances in the schedule of deferred tax assets and liabilities in Note 16 - Income Taxes have been reclassified to conform to current year presentation.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The Company adopted ASU 2023-09 as of December 31, 2025. The adoption did not impact the Company’s consolidated financial results of operations, financial position or cash flows.

Accounting Guidance Issued but Not Adopted at December 31, 2025

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

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers. The Company has two primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, and (2) revenue recognized from intellectual property licenses.

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

Returns

A returns policy is in place that allows customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. Product returns are settled through the issuance of a credit to the customer. The estimate for returns is based upon historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. The Company continually monitors estimates for returns and adjusts when it is expected that actual product returns may differ from the established accruals. Accruals for returns are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to accrued expenses in the consolidated balance sheets.

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

Co-payment Assistance

Patients who meet certain eligibility requirements may receive co-payment assistance funded by the Company. The Company records contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded and revenue is reduced on unredeemed co-payment assistance related to products for which control has been transferred to the customer.

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

The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2022 (1)	$256,000	$-	$49,000	$370,000	$-	$31,000	$706,000
Accruals/Adjustments	6,093,000	5,153,000	1,576,000	33,498,000	1,310,000	1,542,000	49,172,000
Credits Taken Against Reserve	(3,539,000)	(1,568,000)	(854,000)	(9,799,000)	(339,000)	(472,000)	(16,571,000)
Balance at December 31, 2023 (1)	2,810,000	3,585,000	771,000	24,069,000	971,000	1,101,000	33,307,000
Accruals/Adjustments	8,607,000	11,968,000	9,089,000	81,722,000	98,052,000	5,941,000	215,379,000
Credits Taken Against Reserve	(10,457,000)	(3,193,000)	(8,411,000)	(72,918,000)	(89,411,000)	(4,665,000)	(189,055,000)
Balance at December 31, 2024 (1)	960,000	12,360,000	1,449,000	32,873,000	9,612,000	2,377,000	59,631,000
Accruals/Adjustments	40,610,000	31,627,000	15,619,000	89,952,000	40,991,000	5,792,000	224,591,000
Credits Taken Against Reserve	(30,543,000)	(15,770,000)	(9,050,000)	(106,285,000)	(48,518,000)	(5,675,000)	(215,841,000)
Balance at December 31, 2025 (1)	$11,027,000	$28,217,000	$8,018,000	$16,540,000	$2,085,000	$2,494,000	$68,381,000

(1)	Chargebacks and other allowances are included as an offset to accounts receivable in the consolidated balance sheets. Administrative Fees and Other Rebates, Prompt Payment Discounts and Returns are included as a reduction to accounts receivable, net of chargebacks and other allowances or accrued expenses and other in the consolidated balance sheets. Government Rebates are included in accrued government rebates and copay assistance in the consolidated balance sheets.

Revenues From Transfer of Acquired Product Sales and Profits

During 2024 and 2023, the Company was a party to agreements whereby it purchased the exclusive commercial rights to assets associated with certain ophthalmic products from other pharmaceutical companies (the “Sellers”). During a temporary, transition period, the Sellers continue to manufacture and market these products and transfer the net profit from the sale of the products to the Company. The revenue recognized by the Company from the transfer of net profit was recognized at the time profit from the product sales were calculated by the Sellers and confirmed by the Company, typically on a monthly basis, at which point there is no future performance obligation required by the Company and no consequential continuing involvement on the Company’s part to recognize the associated revenue. On a quarterly basis, the Sellers invoice the Company for all credits and reimbursements (“Chargebacks”) made to customers related to the products. The Company uses historical actual experience to estimate Chargebacks associated with the net sales and profit transferred. The estimated Chargebacks are recorded as a reduction in revenues from transfer of acquired product sales and profits in the Company’s consolidated statements of operations, and recorded as a reduction to accounts receivable in the consolidated balance sheets, at the time the revenue is recognized.

Other Revenue: Intellectual Property License and Related Arrangements

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

Deferred revenue and customer deposits at December 31, 2025 and 2024, were $788,000 and $44,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2024 were recognized as revenue during the year ended December 31, 2025.

NOTE 4. RECENT PRODUCT ACQUISITIONS AND LICENSES

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

During the years ended December 31, 2025, 2024 and 2023, $9,526,000, $4,126,000 and $647,000, respectively, were incurred under these agreements as royalty expenses. During the years ended December 31, 2025 and 2024, $7,000,000 and $37,000,000, respectively, was incurred under these agreements related to upfront and milestone payments under these agreements. As of December 31, 2025, the remaining contingent consideration payable pursuant to these agreements were not considered payable as the contingency is not resolved and therefore, no amount was accrued related to these contingent obligations during the year ended December 31, 2025. At the time contingent consideration becomes payable when the contingency is resolved, the additional consideration, if any, paid will be allocated to the assets based on their initial estimated fair values as a percent of the total purchase price.

BYOOVIZ® and OPUVIZTM – Commercialization Agreement

In July 2025, the Company entered into a development and commercialization agreement (the “Samsung Agreement”) with Samsung Bioepis Co., Ltd. (“Samsung”). Under the terms of the Samsung Agreement, following completion of the transition of commercial rights from Biogen, Inc. back to Samsung, Samsung will develop, manufacture, and supply BYOOVIZ (ranibizumab-nuna) and OPUVIZ (aflibercept-yszy) (individually, a “Product” and together, the “Products”) for Harrow to commercialize in the U.S. market (the “Rights”). The Company accounted for the transaction as an acquisition of assets and capitalized the one-time upfront payment of $4,000,000 to Samsung in February 2026 following the License Effective Date in January 2026. Samsung will also be eligible to receive additional one-time payments based on the achievement of net sales-based milestones of the Products. In addition to other mutually agreed terms, Harrow shall pay to Samsung a share of net sales from the Products generated in the U.S. market.

Contingent consideration related to the transaction will be recognized only when the contingency is resolved and the consideration is considered payable.

Acquisition of Commercial Rights to BYQLOVITM

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

Acquisition of VEVYE® U.S. and Canadian Commercial Rights

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

During the year ended December 31, 2025, the Company capitalized a commercial milestone of $7,000,000 related to sales of VEVYE. Remaining contingent consideration related to the transaction will be recognized only when the contingency is resolved and the consideration is considered payable.

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

The Company incurred $139,000 in costs associated with the Santen Products Acquisition, the payment of $8,000,000 at closing and a near term milestone of $500,000. The total purchase price of the Santen Products Acquisition was $8,639,000 and was accounted for as an asset acquisition. Subsequent to December 31, 2025, two contract amendments were executed which resulted in payment of the remaining contingent consideration available under both Santen Agreements. Refer to Note 20. Subsequent Events for additional information.

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

The Company incurred $558,000 in costs associated with the NVS 5 Acquisition. Including such acquisition costs and the payment of $130,000,000 at closing, the total purchase price of the NVS 5 Acquisition was $130,558,000 and was accounted for as an asset acquisition. At the time of the NVS 5 Acquisition and as of December 31, 2023, the contingent consideration due related to the commercial availability of TRIESENCE was not considered probable and reasonably estimable and, therefore, no amount was included in the purchase price of the NVS 5 Acquisition. In 2024, the Company determined the milestone related to the commercial availability of TRIESENCE was probable of being achieved, and recognized the $37,000,000 milestone payment as an increase in the amount of intangible assets and allocated to all of the assets on a pro rata basis based on their initial estimated fair values as a percentage of the total purchase price. The Company does not consider any amounts related to TRIESENCE to be in-process research and development (IPR&D) as considered within the scope of ASC 730, Research and Development.

NOTE 5. INVESTMENT IN MELT PHARMACEUTICALS, INC. AND AGREEMENTS – RELATED PARTY TRANSACTIONS

In December 2018, the Company entered into an asset purchase agreement (the “Melt APA”) with Melt Pharmaceuticals, Inc. (“Melt”). Pursuant to the terms of the Melt APA, Melt was assigned certain intellectual property and related rights from the Company to develop, formulate, make, sell, and sub-license certain Company conscious sedation and analgesia related formulations (collectively, the “Melt Products”). Under the terms of the Melt APA, Melt was required to make mid-single digit royalty payments to the Company on net sales of the Melt Products while any patent rights remain outstanding, as well as other conditions.

In connection with the settlement of a Note receivable from Melt of $18,395,000 in 2023, the Company received 2,260,000 shares of Melt’s Series B-1 Preferred Stock and 74,256 shares of Melt’s Series B Preferred Stock (which both series have similar rights and preferences) in consideration for the full payment of all outstanding amounts under the Melt Loan Agreement. The Settlement Agreement contains customary representations, warranties and releases of the parties and requires the parties to enter into a registration rights agreement providing the Company with rights consistent with other holders of preferred stock of Melt. The Company concluded the Settlement Agreement was in substance a funding of the Company’s share of prior unrecorded losses and, therefore, those suspended losses must be recognized first against the value of the new preferred stock investments. This resulted in reducing the carrying value of the Company’s investment in Melt, including the carrying value of the Preferred Stock received, to zero (the consideration received in the form of an equivalent fair value of Melt’s Preferred Stock to settle the full outstanding note receivable balance of $18,400,000 is offset by an equal amount of the funding of prior unrecorded losses).

In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the carrying amount of the note receivable and other investments in Melt have been reduced to zero by the Company’s allocated share of Melt’s losses based on its ownership of Melt and its total indebtedness (see Note 2).

Acquisition of Remaining Interests in Melt Pharmaceuticals, Inc. - Related Party

In September 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Harrow Acquisition Sub, Inc., a wholly owned subsidiary of the Company, Melt Pharmaceuticals, Inc. (“Melt”), and D. Brad Osborne, as stockholder representative. The transaction closed on November 17, 2025.

Under the terms of the Merger Agreement and related milestone payment agreement, the Company agreed to acquire the remaining equity interests of Melt in exchange for an initial cash payment of approximately $4,300,000 at closing, and contingent consideration consisting of cash and Company equity upon achievement of (i) FDA approval of the MELT-300 product candidate, (ii) coding and reimbursement of the MELT-300 product candidate, and (iii) various one-time sales milestones, as follows:

●	Upon FDA approval of MELT-300, the Company shall pay an aggregate amount in cash of approximately $87,200,000.

●	Upon receipt of pass-through status awarded and J-Code (or any other similar designation) issued by the Center for Medicare & Medicaid Services for MELT-300 the Company shall issue an aggregate of approximately 1,112,000 shares of the Company’s common stock.

●	Upon achievement of various annual net sales milestones ranging from $100,000,000 to $1,000,000,000 per year, the Company shall make one-time cash payments that in the aggregate may total up to approximately $260,000,000 if all annual net sales milestones are achieved.

The regulatory and commercial milestones must be achieved on or before December 31, 2035.

The Company accounted for the Melt transaction as an asset acquisition and expensed the one-time upfront consideration of $4,358,000 and other costs of $4,092,000 associated with the transaction as acquired IPR&D.

NOTE 6. INVESTMENT IN SURFACE OPHTHALMICS, INC. AND AGREEMENTS - RELATED PARTY TRANSACTIONS

The Company entered into an asset purchase and license agreement with Surface in 2017 and amended it in April 2018 (the “Surface License Agreements”). Pursuant to the terms of the Surface License Agreements, the Company assigned and licensed to Surface certain intellectual property and related rights associated with Surface’s drug candidates (collectively, the “Surface Products”). Surface is required to make mid-single digit royalty payments to the Company on net sales of the Surface Products while any patent rights remain outstanding The Company has not received any royalties related to the Surface License Agreements.

As of December 31, 2025 and 2024, the Company owned 3,500,000 shares of Surface common stock. Adrienne Graves and Perry J. Sternberg, directors of the Company, also are directors of Surface. Mark L. Baum, who is the Company’s Chief Executive Officer, was previously a member of the Surface board of directors and resigned from his position as a director of Surface on March 31, 2023.

NOTE 7. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partners, related laboratory supplies and APIs. The composition of inventories as of December 31, 2025 and 2024 was as follows:

	2025	2024
Raw materials	$6,958,000	$5,362,000
Work in progress	1,036,000	858,000
Finished goods	5,529,000	4,482,000
Total inventories	$13,523,000	$10,702,000

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Prepaid insurance	$2,185,000	$1,326,000
Prepaid computer software related expenses	598,000	765,000
Prefunded Co-Pay assistance	3,342,000	4,514,000
Other prepaid expenses	1,825,000	1,435,000
Receivable due from Melt	-	228,000
Annual user fees (PDUFA)	4,327,000	3,651,000
Deposits and other current assets	2,128,000	3,410,000
Total prepaid expenses and other current assets	$14,405,000	$15,329,000

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Computer hardware	$1,160,000	$1,195,000
Furniture and equipment	970,000	956,000
Lab and pharmacy equipment	5,924,000	5,306,000
Leasehold improvements	7,430,000	7,291,000
	15,484,000	14,748,000
Accumulated depreciation	(12,224,000)	(11,014,000)
Total property, plant and equipment, net	$3,260,000	$3,734,000

The Company recorded depreciation and amortization expense of $1,315,000, $1,269,000 and $1,055,000 during the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 10. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Capitalized internal-use software development costs	$3,413,000	$3,395,000
Acquired third-party software license for internal use	219,000	205,000
Total gross capitalized software for internal use	3,632,000	3,600,000
Accumulated amortization	(2,449,000)	(1,849,000)
	$1,183,000	$1,751,000

The Company recorded amortization expense of $600,000, $581,000 and $475,000 during the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 11. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2025 consisted of the following:

	Weighted-average		Accumulated	Net
	useful life (in years)	Cost	amortization	Carrying value
Patents	19	$228,000	$(66,000)	$162,000
Licenses	20	50,000	(39,000)	11,000
Trademarks	Indefinite	328,000	-	328,000
Acquired product rights	14	214,482,000	(39,921,000)	174,561,000
Customer relationships	7	190,000	(149,000)	41,000
Trade name	5	70,000	(3,000)	67,000
State pharmacy licenses	25	8,000	(4,000)	4,000
		$215,356,000	$(40,182,000)	$175,174,000

The Company’s intangible assets at December 31, 2024 consisted of the following:

	Weighted-average				Net
	useful life		Accumulated		Carrying
	(in years)	Cost	amortization	Impairment	value
Patents	19	$611,000	$(216,000)	$(253,000)	$142,000
Licenses	20	50,000	(36,000)	-	14,000
Trademarks	Indefinite	230,000	-	-	230,000
Acquired product rights	14	207,398,000	(22,962,000)	-	184,436,000
Customer relationships	7	596,000	(542,000)	-	54,000
Trade name	5	75,000	(7,000)	-	68,000
Non-competition clause	4	50,000	(50,000)	-	-
State pharmacy licenses	25	8,000	(3,000)	-	5,000
		$209,018,000	$(23,816,000)	$(253,000)	$184,949,000

During the years ended December 31, 2025, 2024 and 2023, the Company recorded a charge of $0, $253,000 and $380,000, respectively, related to the impairment of certain licenses, trademarks, patents and patent applications. The Company determined that the sum of the expected undiscounted cash flows attributable to these intangible assets was less than their carrying value and that an impairment charge was required. Accordingly, the Company calculated the estimated fair value of the intangible assets based on the present value of the expected cash flows over their estimated lives. The impairment amount was calculated by deducting the present value of the expected cash flows from the carrying value. Significant estimates and assumptions used by the Company included sales and expense growth rates, and discounted projected cash flows. The estimates and assumptions used in the Company’s assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The assumptions used in the impairment analysis are inherently subject to uncertainty and, therefore, changes in these assumptions could have a significant impact on the concluded fair value.

Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Patents	$12,000	$56,000	$84,000
Licenses	3,000	35,000	7,000
Acquired product rights	16,962,000	11,669,000	9,937,000
Customer relationships	13,000	22,000	54,000
Trade name	1,000	1,000	-
	$16,991,000	$11,783,000	$10,082,000

Estimated future amortization expense for the Company’s intangible assets at December 31, 2025 is as follows:

Years ending December 31,
2026	$16,712,000
2027	16,421,000
2028	16,014,000
2029	16,212,000
2030	15,188,000
Thereafter	94,299,000
$174,846,000

In connection with the license agreement with Novaliq, the Company recognized a commercial milestone of $7,000,000 related to sales of VEVYE during 2025. In connection with an asset purchase agreement between Novartis and the Company, the Company recognized a $37,000,000 milestone payment during 2024 following the release of the first commercially available batch of TRIESENCE. These milestone and upfront payments were recognized as an increase in the amount of intangible assets for acquired product rights.

There were no changes in the carrying value of the Company’s goodwill during the years ended December 31, 2025 and 2024.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Accounts payable	$35,355,000	$38,762,000
Accrued interest	6,498,000	2,538,000
Other	106,000	106,000
Total accounts payable and accrued expenses	$41,959,000	$41,406,000

NOTE 13. DEBT

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

Deferred financing costs of $675,000 were recorded and will be amortized to interest expense over the term of agreement. The commitment fee related to the unused line of credit will be expensed as incurred.

As of December 31, 2025, there were no borrowings drawn or outstanding under the 5/3 Revolver. The Company was in compliance with all covenants and the entire initial principal amount is available as of December 31, 2025.

8.625% Senior Notes Due 2030

In September 2025, the Company closed a private offering of $250,000,000, aggregate principal amount of 8.625% senior notes due 2030 (the “2030 Notes”). The 2030 Notes offering resulted in net proceeds to the Company of approximately $242,748,000 after deducting underwriting discounts of $5,625,000 and commissions and other offering expenses of $1,627,000.

The 2030 Notes are senior unsecured obligations of the Company. The 2030 Notes are effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2030 Notes are guaranteed on a senior unsecured basis by the Company, subject to certain exceptions. The 2030 Notes bear interest at the rate of 8.625% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2026. The issuance costs were recorded as a debt discount and are being amortized as interest expense over the term of the 2030 Notes using the effective interest rate method. The Indenture governing the 2030 Notes contains customary high-yield restrictive covenants including the payment of dividends, subject to specified exceptions, and requires an offer to repurchase the Notes upon the occurrence of certain change of control triggering events.

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

Interest expense related to the 2030 Notes totaled $6,934,000 for the year ended December 31, 2025, and included the amortization of debt issuance costs and discount of $436,000.

The terms of our 2030 Notes contain customary affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all such covenants.

Oaktree Loan Due 2026 – Paid in Full

In March 2023, the Company entered into a Credit Agreement and Guaranty (the “Oaktree Loan”) with Oaktree Fund Administration, LLC, as administrative agent for the lenders (together, “Oaktree”). Including through subsequent amendments to the Oaktree Loan, the Company had drawn down a total principal loan amount of $107,500,000. The Oaktree Loan carried an interest rate equal to SOFR plus 6.5% per annum, and included an exit fee equal to 3.5% of the aggregate principal amount owed, payable at maturity. In addition to the exit fee, the Oaktree Loan required a make-whole premium to be paid on early principal amount payments prior to its maturity in January 2026. The exit fee of $3,763,000 was recorded as a debt discount and recognized as interest expense using the effective interest method over the term of the loan.

In September 2025, the Company repaid the $107,500,000 principal balance owed under the Oaktree Loan and all accrued interest as of the date the loan was repaid. In connection with the loan repayment, the Company agreed to pay an exit fee and a make-whole premium to Oaktree. During the year ended December 31, 2025, the Company recorded the unaccrued exit fee of $268,000, make-whole premium of $1,861,000, and write-off of unamortized debt issuance costs of $1,289,000 as a loss on debt extinguishment of $3,418,000 in the aggregate.

Interest expense related to the Oaktree Loan totaled $10,826,000, $12,568,000 and $8,804,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and included the amortization of debt issuance costs and discount of $2,567,000, $2,705,000 and $1,680,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Also included in interest expense is the amortization of deferred commitment fees of $601,000 and $543,000 for the years ended December 31, 2024 and 2023, respectively.

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

In September 2025, the Company fully repaid the principal balance of $75,000,000, along with all accrued interest owed under the 2026 Notes through US Bank Trust Company National Association as Trustee. The 2026 Notes were considered legally extinguished upon such repayment. In connection with the 2026 Notes repayment, the Company paid a make-whole premium of $907,000, recorded $449,000 of unaccrued interest and wrote off $452,000 of unamortized debt issuance costs. During the twelve months ended December 31, 2025, the make-whole premium, unaccrued interest paid after the redemption notice date, and unamortized debt issuance costs were recorded as a loss on debt extinguishment equal to $1,808,000 in the aggregate. The 2026 Notes listed on The Nasdaq Stock Market under the symbol “HROWL” were delisted on October 10, 2025.

Interest expense related to the 2026 Notes totaled $5,074,000, $7,253,000 and $7,251,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and included amortization of debt issuance costs and discount of $546,000, $784,000 and $782,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In September 2025, the Company fully repaid the principal balance of $40,250,000, along with all accrued interest owed under the 2027 Notes through US Bank Trust Company National Association as Trustee. The 2027 Notes were considered legally extinguished upon such repayment. In connection with the 2027 Notes repayment, the Company paid a prepayment penalty of $805,000, recorded unaccrued interest of $98,000 and wrote off $1,621,000 of unamortized debt issuance costs. During the year ended December 31, 2025, the prepayment penalty, unaccrued additional interest paid after the redemption notice date and the unamortized debt issuance costs were recorded as a loss on debt extinguishment equal to $2,524,000 in the aggregate. The 2027 Notes listed on The Nasdaq Stock Market under the symbol “HROWM” were delisted on October 8, 2025.

Interest expense related to the 2027 Notes totaled $3,845,000, $5,496,000 and $5,516,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and included the amortization of debt issuance costs and discount of $499,000, $716,000 and $736,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company recognized a loss on extinguishment of debt in 2025 of $7,750,000 related to the Oaktree Loan, the 2026 Notes and 2027 Notes, $0 in 2024 and $5,465,000 related to the BR Loan in 2023.

A summary of the Company’s debt at December 31, 2025 and 2024 is described as follows:

	2025	2024
8.625% Senior Notes due April 2026	$-	$75,000,000
8.625% Senior Notes due September 2030	250,000,000	-
11.875% Senior Notes due December 2027	-	40,250,000
Oaktree Loan due January 2026	-	111,263,000
	250,000,000	226,513,000
Less: Unamortized debt issuance costs	(6,816,000)	(6,974,000)
	$243,184,000	$219,539,000

The total effective interest rate of the Company’s debt was 9.2%, 10.74% and 10.58% as of December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, future minimum payments under the Company’s debt were as follows:

Amount
2026	$-
2027	-
2028	-
2029	-
2030	250,000,000
Thereafter	-
Total minimum payments	250,000,000
Less: unamortized discount, net of premium	(6,816,000)
Notes payable, net of unamortized discount	$243,184,000

NOTE 14. LEASES

The Company leases office and laboratory space under the non-cancelable operating leases listed below. These lease agreements have remaining terms between one to five years and contain various clauses for renewal at the Company’s option.

●	An operating lease for 5,800 square feet of office space in Carlsbad, California, which commenced in January 2022 and expired in March 2025.
●	An operating lease for 38,200 square feet of lab, warehouse and office space in Ledgewood, New Jersey that expires in July 2027, with an option to extend the term for two additional five-year periods. This lease was amended, effective July 2020, to extend the term of the original lease and add 1,400 of additional square footage to the lease, amended again in May 2021 to extend the term of the lease to July 2027 and add 8,900 square feet of space, and amended in May 2023 to add another 2,861 square feet of space to the existing lease, which the Company took possession of in January 2024.
●	An operating lease for 17,700 square feet of office space in Nashville, Tennessee that expires in June 2032, and includes options to extend the lease term to June 2042.
●	An operating lease for 11,600 square feet of lab and office space in Nashville, Tennessee which commenced in September 2022 and expires in September 2027.

At December 31, 2025 and 2024, the weighted-average discount rate and the weighted-average remaining lease term for the operating leases held by the Company were 8.0% and 8.0%, respectively, and 9.3 years and 10.2 years, respectively.

During the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included for the operating lease liabilities were $1,169,000, $1,301,000 and $1,231,000, respectively. The Company recorded operating lease expense of $1,462,000, $1,515,000 and $1,232,000 during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in selling, general and administrative expenses.

Future lease payments under operating leases as of December 31, 2025 were as follows:

Year Ending December 31,
2026	$1,551,000
2027	1,425,000
2028	1,288,000
2029	1,304,000
2030	1,320,000
Thereafter	5,343,000
Total minimum lease payments	12,231,000
Less: amount representing interest payments	(3,439,000)
Total operating lease liabilities	8,792,000
Less: current portion, operating lease liabilities	(887,000)
Operating lease liabilities, net of current portion	$7,905,000

NOTE 15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Preferred Stock

At December 31, 2025 and 2024, the Company had 5,000,000 shares of preferred stock, $0.001 par value, authorized and no shares of preferred stock issued and outstanding.

Common Stock

The Company primarily issues common stock through the exercise of stock options and the vesting of performance stock awards and restricted stock awards, and allows participants to net-share settle the acquisition price and tax withholding liabilities. During the years ended December 31, 2025, 2024 and 2023, the net shares issued in satisfaction of these share-based compensation awards was 1,606,945, 453,954 and 1,379,406, respectively. During the year ended December 31, 2023, the Company closed a public offering of shares of its common stock at an offering price of $17.75 per share (the “Offering”). The Company sold 3,887,324 shares of its common stock in the Offering, resulting in the Company receiving aggregate net proceeds of $64,520,000, after deducting underwriting discounts and commissions and other offering expenses of $4,480,000.

Stock Option Plan

On September 17, 2007, the Company’s Board of Directors and stockholders adopted the Company’s 2007 Incentive Stock and Awards Plan, as subsequently amended (the “2007 Plan:). The 2007 Plan reached its term in September 2017, and the Company can no longer issue additional awards under this plan, however, options previously issued under the 2007 Plan will remain outstanding until they are exercised, reach their maturity or are otherwise cancelled/forfeited. On June 13, 2017, the Company’s Board of Directors and stockholders adopted the Company’s 2017 Incentive Stock and Awards Plan which was subsequently amended on June 3, 2021 (as amended, the “2017 Plan”). The 2017 Plan provides for the issuance of a maximum of 6,000,000 shares of the Company’s common stock and expires in June 2027. In connection with the approval of the 2025 Plan (as described below), the Company can no longer issue additional awards under the 2017 Plan, however, equity awards previously issued under the 2017 Plan will remain outstanding pursuant to their terms. On June 18, 2025, the Company’s stockholders adopted the Company’s 2025 Incentive Stock and Awards Plan (the “2025 Plan” and together with the 2007 Plan and 2017 Plan, the “Plans”). As of December 31, 2025, the 2025 Plan provides for the issuance of a maximum of 3,950,000 shares of the Company’s common stock. The purpose of the Plans is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock units and restricted stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company had no shares available for future issuances under the 2017 Plan and 3,720,718 shares available for future issuance under the 2025 plan as of December 31, 2025.

Stock Options

A summary of stock option activity under the Plan for the year ended December 31, 2025 is as follows:

	Number of shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding – January 1, 2025	2,469,099	$6.49
Options granted	216,500	$36.92
Options exercised	(958,240)	$6.76
Options cancelled/forfeited	(90,287)	$15.49
Options outstanding – December 31, 2025	1,637,072	$9.86	4.01	$64,078,000
Options exercisable	1,341,120	$5.08	2.88	$58,909,000
Options vested and expected to vest	1,593,947	$9.20	3.86	$63,434,000

The aggregate intrinsic value in the tables above represents the total pre-tax amount of the proceeds, net of exercise price, which would have been received by option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price on December 31, 2025, based on the closing price of the Company’s common stock of $49.00 on that date.

The intrinsic value of the options exercised in 2025, 2024 and 2023 was $32,143,000, $7,011,000 and $4,580,000, respectively. During 2025, 2024 and 2023, the Company recognized no tax benefit from stock options exercised during these periods.

During the year ended December 31, 2025, the Company granted stock options to certain employees. The stock options were granted with an exercise price equal to the current market price of the Company’s common stock, as reported by the securities exchange on which the common stock was then listed, at the grant date and have contractual terms of 10 years. Vesting terms for options granted to employees during the year ended December 31, 2025 generally included one of the following vesting schedules: 25% of the shares subject to the option vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the shares subject to the option vest and become exercisable quarterly in equal installments thereafter over three years; and 100% of the shares subject to the option vest on a quarterly basis in equal installments over three years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) and in the event of certain modifications to the option award agreement.

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

The table below illustrates the fair value per share determined using the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

	2025	2024	2023
Weighted-average fair value of options granted	$23.92	$11.46	$11.49
Expected terms (in years)	6.11	6.11	6.11
Expected volatility	71%	68 – 73%	68 – 70%
Risk-free interest rate	3.84 – 4.53%	3.72– 4.48%	3.59 – 4.80%
Dividend yield	-	-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.47 - 1.70	31,000	0.78	$1.68	31,000	$1.68
$1.73 - 1.73	250,000	2.00	$1.73	250,000	$1.73
$2.23 - 2.23	270,000	1.09	$2.23	270,000	$2.23
$2.40 - 5.72	113,850	3.05	$5.05	113,850	$5.05
$6.30	285,000	2.79	$6.30	285,000	$6.30
$6.75 - 6.85	28,899	6.53	$6.77	22,274	$6.77
$7.30	274,500	4.01	$7.30	274,500	$7.30
$7.60 - 30.41	183,823	7.67	$14.98	88,996	$10.81
$30.77 - 45.64	167,000	9.44	$36.76	5,500	$42.23
$48.18	33,000	9.75	$48.18	-	$-
$1.47 - 48.18	1,637,072	4.01	$9.86	1,341,120	$5.08

As of December 31, 2025, there was approximately $6,753,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 3.25 years. The stock-based compensation for all stock options was $1,103,000, $624,000 and $782,000 during the years ended December 31, 2025, 2024 and 2023, respectively.

Performance Stock Units

Grants During the Year Ended December 31, 2025

In July 2025, the Company granted an aggregate of 1,295,250 performance stock units to Mark L. Baum, Chief Executive Officer, and Andrew R. Boll, President and Chief Financial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2025 PSUs”). The vesting of the 2025 PSUs require (i) a minimum of a three-year service period and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets ranging between $50 to $100 per share, broken out into four separate tranches as described further in the table below.

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

The aggregate fair value of the 2025 PSUs was $32,465,000 using a Monte Carlo Simulation with a five years life, 72% volatility and a risk-free interest rate of 3.8%. This amount is being amortized over a three years derived service period.

Grants During the Year Ended December 31, 2023

In April 2023, the Company granted an aggregate of 1,567,913 PSUs to members of its senior management including Mark Baum, Chief Executive Officer, Andrew Boll, Chief Financial Officer, and John Saharek, Chief Commercial Officer, which are subject to the satisfaction of certain market-based and continued service conditions (the “2023 PSUs”). The vesting of the 2023 PSUs required (i) a minimum of a two-year service period and (ii) during a five-year term, the achievement and maintenance of Company common stock price targets for ten consecutive trading days ranging between $25.00 to $50.00 per share. In 2025, all of the vesting conditions were met and the Company issued all of the shares, less 546,583 withheld to satisfy minimum statutory withholding taxes.

The aggregate fair value of the 2023 PSUs was $29,106,000 using a Monte Carlo Simulation with a five years life, 65% volatility and a risk-free interest rate of 10.34%. This amount is being amortized over a two years derived service period.

A summary of the Company’s PSU activity and related information for the year ended December 31, 2025 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
PSUs unvested – January 1, 2025	1,567,913	$18.56
PSUs granted	1,295,250	$25.06
PSUs vested	(1,567,913)	$18.56
PSUs cancelled/forfeited	-	$-
PSUs unvested – December 31, 2025	1,295,250	$25.06

As of December 31, 2025, the total unrecognized compensation expense related to unvested PSUs was approximately $29,759,000 which is expected to be recognized over 2.5 years, based on estimated vesting schedules. The stock-based compensation for PSUs was $9,049,000, $14,553,000 and $13,753,000 during the years ended December 31, 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, the Company recognized no tax benefit from the vesting of PSUs during these periods.

Restricted Stock Units

RSU awards are granted subject to certain vesting requirements and other restrictions, including performance and market-based vesting criteria. The grant date fair value of the RSUs, which has been determined based upon the market value of the Company’s common stock on the grant date, is expensed over the vesting period of the RSUs.

Grants During the Year Ended December 31, 2025

During the year ended December 31, 2025, the Company’s non-employee members of the Board of Directors were granted 29,356 time-based vesting RSUs with a fair market value of $901,000, which vest over one year. The Company also granted 97,188 time-based vesting RSUs with a fair market value of $3,079,000 to certain employees and consultants. Vesting terms for RSUs granted to employees and consultants during the year ended December 31, 2025 generally vest in equal installments over three years or four years and vest in equal quarterly installments over one year.

Grants During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company’s non-employee members of the Board of Directors were granted 43,961 time-based vesting RSUs with a fair market value of $790,000, which vest in equal quarterly installments over one year. The Company also granted 283,870 time-based vesting RSUs with a fair market value of $7,286,000 to certain employees and consultants. Vesting terms for RSUs granted to employees and consultants during the year ended December 31, 2024 generally vest in equal installments over three years or four years and vest in equal quarterly installments over one year.

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

A summary of the Company’s RSU activity and related information for the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs unvested – January 1, 2025	353,112	$22.55
RSUs granted	126,544	$31.45
RSUs vested	(98,444)	$21.64
RSUs cancelled/forfeited	(167,000)	$24.00
RSUs unvested at December 31, 2025	214,212	$27.09

As of December 31, 2025, the total unrecognized compensation expense related to unvested RSUs was approximately $4,374,000 which is expected to be recognized over a weighted-average period of 1.3 years, based on estimated vesting schedules. The stock-based compensation for RSUs was $2,352,000, $2,442,000 and $1,161,000 during the years ended December 31, 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, the Company recognized a tax benefit of $265,000, $12,000 and $0, respectively, from the vesting of RSUs during the period.

The Company recorded total stock-based compensation (including issuance of common stock for services and accrual for stock-based compensation) related to equity instruments granted to employees, directors and consultants as follows:

	For the Years Ended December 31,
	2025	2024	2023
Employees - selling, general and administrative	$10,846,000	$14,812,000	$13,279,000
Employees - R&D	422,000	1,722,000	1,662,000
Directors - selling, general and administrative	807,000	800,000	688,000
Consultants - selling, general and administrative	427,000	285,000	67,000
Total	$12,502,000	$17,619,000	$15,696,000

NOTE 16. INCOME TAXES

The Company is subject to taxation in the U.S., New Jersey, Tennessee, and various other states. All of the Company’s pre-tax income is generated in the U.S. The Company’s income tax provision consists of the following for the year ended December 31, 2025:

2025
Current
Federal	$2,206,000
State and Local	1,565,000
Foreign	-
Total current	3,771,000
Deferred
Federal	-
Foreign	-
State and Local	-
Total deferred	-
Income Tax Provision	$3,771,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(287,000)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	1,248,000	(91.23)
Tax Credits
Research and Development Credits	(356,000)	26.02
Changes in Valuation Allowances	(783,000)	57.24
Nontaxable or Nondeductible Items
Executive Compensation Limitations	8,691,000	(635.31)
Stock Compensation Windfalls	(6,979,000)	510.16
Transaction Fees	1,774,000	(129.68)
Incentive Stock Options	(81,000)	5.92
Meals and Entertainment	531,000	(38.82)
Other Permanent Adjustments	1,000	(0.07)
Changes in Unrecognized Tax Benefits	(19,000)	1.39
Other Adjustments
Return to Provision	31,000	(2.27)
Effective Income Tax Rate	$3,771,000	(275.66)%

(1)	The state that contributed to the majority (greater than 50%) of the tax effect in this category was Tennessee for 2025.

The Company’s income tax provision consists of the following for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Current:
Federal	$46,000	$-
State	115,000	701,000
Total current	$161,000	$701,000

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Income tax provision	$161,000	$701,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision to the income tax provision for the years ended December 31, 2024 and 2023 is as follows:

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets
Net operating loss carryforwards	$12,332,000	$2,448,000
Interest expense limitation carryforwards	4,768,000	4,605,000
Capitalized research & experimentation	4,791,000	2,276,000
Amortization	2,870,000	1,753,000
Accrued chargebacks & returns	2,035,000	290,000
Stock compensation	1,313,000	1,523,000
Investment in Melt Pharmaceuticals	-	3,620,000
Accrued rebates	1,454,000	438,000
Lease liability	2,232,000	2,304,000
Accrued bonus	1,881,000	-
Obsolete inventory reserve	431,000	354,000
Accrued vacation	455,000	346,000
Research credit carryforwards	78,000	577,000
Other accruals and reserves	336,000	974,000
Total deferred tax assets	34,976,000	21,508,000
Valuation allowances	(29,247,000)	(17,610,000)
Net deferred tax assets	5,729,000	3,898,000

Deferred tax liabilities
Prepaid expenses	2,383,000	1,777,000
Tax accounting method change	1,347,000	-
Depreciation	23,000	-
Right-of-use assets	1,976,000	2,121,000
Total deferred tax liabilities	5,729,000	3,898,000
Net deferred tax liability	$-	$-

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $37,124,000 which will be carried forward indefinitely and may be used to offset up to 80% of federal taxable income. During 2025, $36,069,000 federal net operating loss carryforwards were acquired from Melt Pharmaceuticals and are subject to a Section 382 limitation. In addition, the Company has state net operating loss carryforwards of $75,332,000, of which $74,546,000 will begin to expire in 2032 and the remainder will be carried forward indefinitely. During 2025, $49,302,000 of state net operating loss carryforwards were acquired from Melt Pharmaceuticals and are subject to Section 382 limitations. Additionally, the Company has state research and development credit carryforwards of $100,000.

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance has been recorded for the amount of the net deferred tax assets. A rollforward of the valuation allowance is as follows:

	2025	2024
Beginning balance	$17,610,000	$15,631,000
Increases to the valuation allowance	11,637,000	1,979,000
Decreases to the valuation allowance	-	-
Ending balance	$29,247,000	$17,610,000

During the year ended December 31, 2025, the Company did not pay any Federal income tax and paid $93,000 of state income taxes, as follows:

Tennessee	$57,000
Colorado	17,000
New Jersey	10,000
Massachusetts	8,000
Other	1,000
$93,000

As of December 31, 2025 and 2024, the Company had approximately $307,000 and $2,858,000, respectively of unrecognized tax benefits which, if fully recognized, would decrease its effective tax rate. Interest or penalties of $13,000 and $69,000 were accrued relating to unrecognized tax benefits as of December 31, 2025 and 2024, respectively.

A reconciliation of the change in the unrecognized tax benefits balance for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Beginning balance	$2,858,000	$2,822,000
Additions for tax positions related to current year	101,000	5,000
Additions (reductions) for tax positions related to prior years	(2,522,000)	32,000
Reductions to tax positions related to lapse of statute	(130,000)	-
Ending balance	$307,000	$2,858,000

NOTE 17. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. The Company contributed approximately $1,359,000, $953,000 and $594,000 to the plan during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Certain recent developments concerning the Company’s legal proceedings it believes are or were material to its business and other matters are discussed below:

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint had been amended and OSRX added counterclaims alleging ImprimisRx, LLC was violating the Lanham Act with false advertising. The Court granted cross motions for summary judgment on each party’s Lanham Act claims, thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement, and unfair competition claims for trial. Following a jury trial in November 2024, a jury found OSRX acted with malice, fraud, or oppression, willfully engaging in trademark infringement and unfair competition under California and federal law, and ImprimisRx, LLC received a $34,900,000 jury verdict award, which included $20,400,000 in punitive damages and $14,500,000 in actual damages. An amended final judgment was entered on October 1, 2025, which reduced the OSRX liability to $11,249,000, plus post-judgment interest, and required OSRX to cease use of certain trademarks. OSRX filed notice of appeal on October 9, 2025. No collection activity is allowed during the appeal. The Company will vigorously pursue its interest during the appeal process however, due to uncertainty regarding the probability of collection, the Company has not recognized any amounts associated with the judgment during the year ended December 31, 2025.

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

During the years ended December 31, 2025, 2024 and 2023, $9,526,000, $4,126,000 and $647,000, respectively, were incurred under these agreements as royalty expenses. During the years ended December 31, 2025 and 2024, $7,000,000 and $37,000,000, respectively, was incurred under these agreements related to upfront and milestone payments under these agreements. As of December 31, 2025, the remaining contingent consideration payable pursuant to these agreements were not considered payable as the contingency is not resolved and therefore, no amount was accrued related to these contingent obligations during the year ended December 31, 2025.

Contract Manufacturing

The Company has entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $10,723,000 related to contract manufacturing agreements for the year ended December 31, 2026.

NOTE 19. SEGMENTS AND CONCENTRATIONS

The chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM does not review segment assets when assessing segment performance and deciding how to allocate resources. The Company reports on two reportable segments which were generally determined based on the decision-making structure of the Company and the grouping of similar products and services: Branded and ImprimisRx.

●	The Branded segment includes activities of the Company’s FDA approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.

●	The ImprimisRx segment represents activities in the Company’s ophthalmology-focused pharmaceutical compounding business.

The CODM evaluates segment performance and makes resource-allocation decisions primarily on the basis of segment contribution. Segment contribution is the internal measure of profitability that the CODM reviews on a regular basis to assess the operational performance of each segment, determine the appropriate level of sales and marketing investments, evaluate pricing decisions, and prioritize capital deployment among branded product initiatives and the ImprimisRx compounding operations.

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other like shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses that are not segment specific including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Year Ended December 31, 2025
	Branded	ImprimisRx	Consolidated
Product sales, net	$195,362,000	$76,547,000	$271,909,000
Other revenues	394,000	-	394,000
Total revenues	195,756,000	76,547,000	272,303,000
Cost of sales	(37,230,000)	(30,704,000)	(67,934,000)
Gross profit	158,526,000	45,843,000	204,369,000
Operating expenses:
Selling, general and administrative	86,324,000	29,373,000	115,697,000
Research and development	18,667,000	1,346,000	20,013,000

Segment contribution	$53,535,000	$15,124,000	68,659,000

Corporate			37,217,000
Research and development			927,000
Income from operations			$30,515,000

	Year Ended December 31, 2024
	Branded	ImprimisRx	Consolidated
Product sales, net	$115,120,000	$83,499,000	$198,619,000
Other revenues	995,000	-	995,000
Total revenues	116,115,000	83,499,000	199,614,000
Cost of sales	(21,667,000)	(27,578,000)	(49,245,000)
Gross profit	94,448,000	55,921,000	150,369,000
Operating expenses:
Selling, general and administrative	62,301,000	23,607,000	85,908,000
Research and development	2,890,000	386,000	3,276,000
Segment contribution	$29,257,000	$31,928,000	61,185,000
Corporate			43,409,000
Research and development			8,954,000
Income from operations			$8,822,000

	Year Ended December 31, 2023
	Branded	ImprimisRx	Consolidated
Product sales, net	$37,512,000	$79,935,000	$117,447,000
Other revenues	12,746,000	-	12,746,000
Total revenues	50,258,000	79,935,000	130,193,000
Cost of sales	(12,662,000)	(26,978,000)	(39,640,000)
Gross profit	37,596,000	52,957,000	90,553,000
Operating expenses:
Selling, general and administrative	18,126,000	29,210,000	47,336,000
Research and development	641,000	966,000	1,607,000
Segment contribution	$18,829,000	$22,781,000	41,610,000
Corporate			36,134,000
Research and development			5,045,000
Income from operations			$431,000

Substantially all revenue is attributable to the U.S. All long-lived assets at December 31, 2025 and 2024 were located in the U.S.

Revenues by segment are further described as follows:

	For the Years Ended December 31,
	2025	%	2024	%	2023	%
IHEEZO	$81,348,000	30%	$49,303,000	25%	$20,621,000	16%
VEVYE	88,688,000	33%	28,061,000	14%	1,766,000	1%
Other branded products	25,326,000	9%	37,836,000	19%	15,125,000	12%
Other revenues, net	394,000	0%	915,000	0%	12,746,000	10%
Branded revenue, net	195,756,000	72%	116,115,000	58%	50,258,000	39%
ImprimisRx revenue, net	76,547,000	28%	83,499,000	42%	79,935,000	61%
Total revenues, net.	$272,303,000	100%	$199,614,000	100%	$130,193,000	100%

Other than IHEEZO, VEVYE, and one ImprimisRx product, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were two customers who comprised more than 10% of the Company’s Branded revenues for the years ended December 31, 2025 and 2024 and one customer in 2023. There were no customers who comprised more than 10% of ImprimisRx revenues for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and December 31, 2024, accounts receivable from three customers and two customers accounted for 90% and 94%, respectively, of total consolidated accounts receivable.

The Company received its manufacturing supplies from three main suppliers during the years ended December 31, 2025 and 2023 and two main suppliers during the year ended December 31, 2024. These suppliers collectively accounted for 54%, 42% and 64% of manufacturing supplies purchases during the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 20. SUBSEQUENT EVENTS

In January 2026, the Company and Santen agreed to amend the Santen Agreements. Pursuant to the amendment, the parties agreed to a full and final settlement of all contingent milestone obligations related to specified manufacturing-related events for the Santen Products in exchange for a one-time lump sum payment by the Company of $7,000,000. Following this payment, no further milestone payments will be due under the Santen Agreements. The Company expects to capitalize this payment as an intangible asset within acquired product rights in its consolidated balance sheet in 2026.

Subsequent to December 31, 2025, options to purchase 546 shares of common stock were exercised at a weighted-average exercise price of $7.51 per share.

