Form 10-Q
period 2026-03-31
HARROW, INC.
filed 2026-05-11
CIK 1360214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 37,275,107 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$94,644,000	$72,927,000
Accounts receivable, net	101,259,000	110,895,000
Inventories	16,496,000	13,523,000
Prepaid expenses and other current assets	13,985,000	14,405,000
Total current assets	226,384,000	211,750,000
Property, plant and equipment, net	3,130,000	3,260,000
Capitalized software costs, net	1,052,000	1,183,000
Operating lease right-of-use assets, net	7,591,000	7,783,000
Intangible assets, net	181,054,000	175,174,000
Goodwill	332,000	332,000
TOTAL ASSETS	$419,543,000	$399,482,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$30,017,000	$41,959,000
Accrued rebates and copay assistance	51,127,000	42,236,000
Accrued payroll and related liabilities	9,231,000	10,432,000
Deferred revenue and customer deposits	149,000	788,000
Current portion of operating lease obligations	915,000	887,000
Total current liabilities	91,439,000	96,302,000
Operating lease obligations, net of current portion	7,666,000	7,905,000
Notes payable, net of unamortized debt discount	292,087,000	243,184,000
TOTAL LIABILITIES	391,192,000	347,391,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 37,269,400 and 37,229,159 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	37,000	37,000
Additional paid-in capital	212,795,000	208,933,000
Accumulated deficit	(184,126,000)	(156,524,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	28,706,000	52,446,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	28,351,000	52,091,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,543,000	$399,482,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$44,130,000	$47,745,000
Other revenues	73,000	86,000
Total revenues	44,203,000	47,831,000
Cost of sales	(17,158,000)	(15,524,000)
Gross profit	27,045,000	32,307,000
Operating expenses:
Selling, general and administrative	43,230,000	40,513,000
Research and development	5,895,000	3,026,000
Total operating expenses	49,125,000	43,539,000
Loss from operations	(22,080,000)	(11,232,000)
Interest expense, net	(5,497,000)	(6,548,000)
Loss before income taxes	(27,577,000)	(17,780,000)
Income tax expense	(25,000)	-
Net loss	$(27,602,000)	$(17,780,000)
Basic and diluted net loss per share of common stock	$(0.74)	$(0.50)
Weighted average number of shares of common stock outstanding, basic and diluted	37,231,321	35,826,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at January 1, 2025	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	2,743	-	23,000	-	23,000	-	23,000
Vesting of RSUs	29,214	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,556,000	-	4,556,000	-	4,556,000
Net loss	-	-	-	(17,780,000)	(17,780,000)	-	(17,780,000)
Balance at March 31, 2025	35,654,171	$35,000	$225,581,000	$(169,165,000)	$56,451,000	$(355,000)	$56,096,000

					Total	Total
	Common Stock		Additional		Harrow, Inc.	Noncontrolling	Total
		Par	Paid-in	Accumulated	Stockholders’	Interest	Stockholders’
	Shares	Value	Capital	Deficit	Equity	Equity	Equity
Balance at January 1, 2026	37,229,159	$37,000	$208,933,000	$(156,524,000)	$52,446,000	$(355,000)	$52,091,000

Issuance of common stock in connection with:
Exercise of employee stock-based options	40,241	-	25,000	-	25,000	-	25,000
Stock-based compensation expense	-	-	3,837,000	-	3,837,000	-	3,837,000
Net loss	-	-	-	(27,602,000)	(27,602,000)	-	(27,602,000)
Balance at March 31, 2026	37,269,400	$37,000	$212,795,000	$(184,126,000)	$28,706,000	$(355,000)	$28,351,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,602,000)	$(17,780,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	455,000	465,000
Amortization of intangible assets	5,129,000	4,226,000
Noncash lease expense	192,000	217,000
(Recovery of) Provision for credit losses	(195,000)	114,000
Amortization of debt issuance costs and debt discount	451,000	1,275,000
Stock-based compensation	3,837,000	4,556,000
Changes in assets and liabilities:
Accounts receivable	9,831,000	39,196,000
Inventories	(2,973,000)	(14,000)
Prepaid expenses and other current assets	346,000	299,000
Accounts payable, accrued expenses, accrued rebates and copay assistance	3,377,000	(11,096,000)
Accrued payroll and related liabilities	(1,201,000)	(1,891,000)
Deferred revenue and customer deposits	(639,000)	101,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,992,000)	19,668,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(9,000)	(42,000)
Purchase of product rights	(18,000,000)	-
Purchases of property, plant and equipment	(194,000)	(170,000)
NET CASH USED IN INVESTING ACTIVITIES	(18,203,000)	(212,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from 8.625% notes payable, net of commissions	49,000,000	-
Payment of debt issuance costs	(113,000)	-
Proceeds from exercise of stock options	25,000	23,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,912,000	23,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,717,000	19,479,000
CASH AND CASH EQUIVALENTS, beginning of period	72,927,000	47,247,000
CASH, CASH EQUIVALENTS, end of period	$94,644,000	$66,726,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$38,000
Cash paid for interest	$10,960,000	$6,392,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid debt issuance costs	$361,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.

Harrow consolidates entities in which it has a controlling financial interest. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity. The Company consolidates (i) entities in which it holds and/or controls, directly or indirectly, more than 50% of the voting rights, and (ii) VIEs for which the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended March 31, 2026 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Risks, Uncertainties and Liquidity

The Company is subject to certain regulatory standards, approvals, guidelines and inspections which could impact the Company’s ability to make, dispense, and sell certain products. If the Company was required to cease compounding and selling certain products because of regulatory guidelines or inspections, this may have a material impact on the Company’s financial condition, liquidity and results of operations.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected at March 31, 2026:

Balance, January 1, 2026	$884,000
Change in expected credit losses	(195,000)
Write-offs, net of recoveries	(38,000)
Balance, March 31, 2026	$651,000

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

The Company’s 2030 Notes (as defined in Note 8) are carried at face value, including the unamortized premium, less unamortized debt issuance costs on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2030 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities.

The following table presents the estimated fair values and the carrying values:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2030 Notes	$292,087,000	$303,750,000	$243,184,000	$262,500,000

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits and operating lease liabilities. The carrying amount of these financial instruments, except for operating lease liabilities, approximates fair value due to the short-term maturity of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the operating lease liabilities approximate their respective fair values.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock or “if converted” method) from stock options, unvested RSUs, unvested PSUs were 1,556,232 and 4,367,766 at March 31, 2026 and 2025, respectively, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director ceases providing services to the Company. The number of shares underlying vested RSUs at March 31, 2026 and 2025 was 195,785 and 199,216, respectively.

Accounting Guidance Issued but Not Adopted at March 31, 2026

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to improve the disclosures by a public business entity about the types of expenses in commonly presented expense captions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Except for expanded footnote disclosure, the Company does not expect the adoption of ASU 2024-03 will have a material effect on its consolidated financial statements.

NOTE 3. REVENUES

The Company accounts for contracts with customers in accordance with ASC 606, Revenues from Contracts with Customers (“ASC 606”). The Company has two primary streams of revenue: (1) product revenues, including revenue recognized from sales of products through its pharmacy and outsourcing facility and sales of branded products to wholesalers through a third-party logistics (“3PL”) partner, and (2) revenue recognized from intellectual property licenses and related arrangements.

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

Estimates for chargebacks, distribution service fees, wholesaler fees, and other commercial deductions may also be affected by timing differences, duplicate deductions, incorrect unit data, misapplied contractual rates, and other reconciliation matters, and the Company adjusts such estimates as claims are reconciled, disputed, settled, credited, refunded, offset, recouped, recovered, or otherwise resolved.

Rebates

Rebates include estimated amounts payable to certain group purchasing organizations (“GPOs”) and under government rebate programs. GPO rebates are generally based on contractual rebate arrangements and are estimated using eligible sales volume, customer and channel mix, and available purchasing or utilization information. Rebates reserve consists of estimated payments due to governmental agencies or their administrators for utilization of the Company’s products by beneficiaries under such governmental programs. The two largest government programs are Medicaid and Medicare.

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

Many of the Company’s branded products are also covered under Medicare. Beginning in 2025, the Medicare Part D benefit was redesigned under the Inflation Reduction Act, and the Coverage Gap Discount Program was replaced by the Medicare Part D Manufacturer Discount Program. To the extent the Company’s applicable branded products are covered under Medicare Part D, the Company is required to provide manufacturer discounts under that program during the applicable phases of the redesigned Part D benefit. The Company may also be subject to Medicare Part B and Medicare Part D inflation rebates and other statutory government pricing obligations, including under the Inflation Reduction Act, as applicable. Estimates for these rebates and discounts are based on historical experience with Medicare rebates for products available utilization data, applicable statutory formulas and program guidance, and other information available at the time the reserve is estimated. Medicare rebates and discounts are billed quarterly for drugs dispensed to Medicare beneficiaries in the prior quarter, which is typically 120 days after the product is shipped. As a result of the delay between selling the products, dispensing the products and rebate billing, Medicare rebate reserve includes both an estimate of outstanding claims for end-customer sales that have occurred but for which the related claim has not been billed, as well as an estimate for future claims that will be made when inventory in the distribution channel is sold through to Medicare beneficiaries.

Government rebate reserves require significant judgment and may be affected by incomplete or delayed claims data, changes in utilization or payor mix, channel inventory levels, labeler-code or product attribution, statutory or regulatory interpretations, and claims submitted by governmental agencies, customers, former product owners, or other third parties. From time to time, the Company may receive claims, invoices, or rebate demands that it believes are unsupported, duplicative, overstated, not attributable to the Company or its products, or otherwise inconsistent with applicable program requirements. The Company evaluates such matters as part of its estimate of variable consideration under ASC 606 and adjusts reserves when additional information becomes available or when claims are validated, settled, credited, refunded, offset, recouped, or otherwise resolved.

To evaluate the adequacy of the government rebate reserves, reserves are reviewed on a quarterly basis against actual claims data and other available information to assess whether the liability is appropriately stated. The Company continually monitors the government rebate reserve and adjusts estimates if it is expected that actual government rebates may differ from established accruals. Accruals for government rebates are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to accrued rebates in the consolidated balance sheets.

Returns

A returns policy is in place that allows customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. Product returns are settled through the issuance of a credit to the customer. The estimate for returns is based upon historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. The Company continually monitors estimates for returns and adjusts when it is expected that actual product returns may differ from the established accruals. Accruals for returns are recorded as a reduction to gross revenues in the consolidated statements of operations and as a decrease to accounts receivable in the consolidated balance sheets.

Administrative Fees and Other Rebates

Administrative fees and/or rebates are offered to wholesalers and indirect customers. Fees and rebates are accrued, by product by wholesaler, at the time of sale based on contracted rates and NPP. To evaluate the adequacy of the administrative fee accruals, on-hand inventory counts are obtained from the wholesalers. The Company continually monitors administrative fee activity and adjusts accruals when it is expected that actual administrative fees may differ from the accruals. Accruals for administrative fees and other rebates are recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable or accrued expenses in the consolidated balance sheets.

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

Prompt Payment Discounts

Sales discounts may be granted to customers for prompt payment. The reserve for prompt payment discounts is based on invoices outstanding. Based on past experience, it is assumed that all available discounts will be taken. Accruals for prompt payment discounts are recorded as a reduction in both gross revenues in the consolidated statements of operations and accounts receivable in the condensed consolidated balance sheets.

The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the consolidated financial statements for the three months ended March 31, 2026 and 2025:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2024(1)	$960,000	$12,360,000	$1,449,000	$32,873,000	$9,612,000	$2,377,000	$59,631,000
Accruals/Adjustments	5,325,000	5,857,000	2,670,000	14,907,000	20,824,000	1,058,000	50,641,000
Credits Taken Against Reserve	(3,687,000)	(3,136,000)	(2,590,000)	(28,698,000)	(27,109,000)	(1,943,000)	(67,163,000)
Balance at March 31, 2025(1)	$2,598,000	$15,081,000	$1,529,000	$19,082,000	$3,327,000	$1,492,000	$43,109,000

Balance at December 31, 2025(1)	$11,027,000	$28,217,000	$8,018,000	$16,540,000	$2,085,000	$2,494,000	$68,381,000
Accruals/Adjustments	505,000	8,388,000	(337,000)	35,731,000	6,496,000	363,000	51,146,000
Credits Taken Against Reserve	(5,272,000)	(9,514,000)	(2,076,000)	(26,376,000)	(7,058,000)	(1,584,000)	(51,880,000)
Balance at March 31, 2026(1)	$6,260,000	$27,091,000	$5,605,000	$25,895,000	$1,523,000	$1,273,000	$67,647,000

(1)	Chargebacks and other allowances are included as an offset to accounts receivable in the condensed consolidated balance sheets. Administrative Fees and Other Rebates, Prompt Payment Discounts and Returns are included as a reduction to accounts receivable, net of chargebacks and other allowances or accrued expenses and other in the condensed consolidated balance sheets. Government rebates are included in accrued government rebates and copay assistance in the condensed consolidated balance sheets.

Deferred revenue and customer deposits at March 31, 2026 and December 31, 2025 were $149,000 and $788,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2025 were recognized as revenue during the three months ended March 31, 2026.

NOTE 4. INVENTORIES

Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Raw materials	$7,481,000	$6,958,000
Work in progress	589,000	1,036,000
Finished goods	8,426,000	5,529,000
Total inventories	$16,496,000	$13,523,000

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance	$929,000	$2,185,000
Prepaid computer software licenses and related expenses	1,224,000	598,000
Prefunded co-pay assistance	3,377,000	3,342,000
Other prepaid expenses	4,241,000	1,825,000
Annual Prepaid Prescription Drug User (“PDUFA”) fees	2,885,000	4,327,000
Deposits and other current assets	1,329,000	2,128,000
Total prepaid expenses and other current assets	$13,985,000	$14,405,000

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2026 consisted of the following:

	Weighted-average useful life (in years)	Cost	Accumulated Amortization	Net Carrying Value
Definite-lived Intangibles
Patents	19	$239,000	$(70,000)	$169,000
Licenses	20	50,000	(39,000)	11,000
Acquired product rights	14	225,480,000	(45,042,000)	180,438,000
Customer relationships	7	190,000	(152,000)	38,000
Trade name	5	70,000	(4,000)	66,000
State pharmacy licenses	25	8,000	(4,000)	4,000
Indefinite-lived Intangibles
Trademarks	Indefinite	328,000	-	328,000
		$226,365,000	$(45,311,000)	$181,054,000

Amortization expense for intangible assets for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Patents	$5,000	$3,000
Acquired NDAs	5,121,000	4,220,000
Customer relationships	3,000	3,000
	$5,129,000	$4,226,000

Estimated future amortization expense for the Company’s intangible assets at March 31, 2026 was as follows:

Remainder of 2026	$16,334,000
2027	19,369,000
2028	16,414,000
2029	16,244,000
2030	15,739,000
Thereafter	96,626,000
$180,726,000

In January 2026, the Company amended the Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the amendment, the parties agreed to a full and final settlement of all contingent milestone obligations related to specified manufacturing-related events for the Santen products in exchange for a one-time lump sum payment by the Company of $7,000,000. Following this payment, no further milestone payments will be due under the Santen Agreements. The Company capitalized this payment as an intangible asset within acquired product rights.

In February 2026, the Company made a one-time upfront payment of $4,000,000 to Samsung Bioepis Co., Ltd. (“Samsung”) upon the license effective date related to the development and commercialization agreement with Samsung entered into in July 2025. The milestone was capitalized as an intangible asset within acquired product rights.

In March 2026, the Company paid a commercial milestone payment of $7,000,000 related to the sales of VEVYE during 2025. The milestone payment was included in accounts payable and accrued expenses on the December 31, 2025 condensed consolidated balance sheet and was capitalized in acquired product rights.

There were no changes to the carrying value of the Company’s goodwill during the three months ended March 31, 2026 and 2025.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$26,125,000	$35,355,000
Income taxes payable	2,564,000	-
Accrued interest	1,222,000	6,498,000
Other accrued expenses	106,000	106,000
Total accounts payable and accrued expenses	$30,017,000	$41,959,000

NOTE 8. DEBT

8.625% Senior Notes Due 2030

In March 2026, the Company entered into the First Supplemental Indenture to the Indenture dated September 12, 2025 pursuant to which the Company issued $50,000,000 aggregate principal amount of additional 8.625% Senior Notes due 2030 (the “New Notes”). The New Notes were issued at 100.25% of par value and resulted in net proceeds to the Company of $48,526,000 after deducting underwriting discounts, commissions and other unpaid offering expenses of $1,474,000. The New Notes, together with the 8.625% Senior Notes due 2030 issued in September 2025 (the “Existing Notes”) (together, the “2030 Notes”) are treated as a single series and have the same terms as the Existing Notes. The issuance costs and premium relating to the 2030 Notes were deferred and will be recognized to interest expense using the effective-interest method (9.35%) over the remaining term of the debt.

Interest expense totaled $5,992,000 for the three months ended March 31, 2026, and included the amortization of debt issuance costs and premium of $451,000.

A summary of the Company’s debt at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
8.625% Senior Notes due September 2030	$300,000,000	$250,000,000
Less: Unamortized debt issuance costs	(7,913,000)	(6,816,000)
	$292,087,000	$243,184,000

At March 31, 2026, future minimum principal payments under the Company’s debt were as follows:

Remainder of 2026	$-
2027	-
2028	-
2029	-
2030	300,000,000
Total minimum principal payments	300,000,000
Less: unamortized issue costs and premium	(7,913,000)
Notes payable, net	$292,087,000

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal

General and Other

In the ordinary course of business, the Company is involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See also Part II, Item 1A. Risk Factors. The Company describes legal proceedings and other matters that are/were significant or that it believes could become significant in this footnote.

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

The Company’s legal proceedings involve various aspects of its business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. Typically, a number of matters pending against the Company are at early stages of the legal process, which in complex proceedings of the sort the Company face often extend for several years. While it is not possible to accurately predict or determine the eventual outcomes of matters that have not concluded, an adverse determination in one or more of these matters (whether discussed in this footnote or not) currently pending may have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. Legal costs incurred for loss contingencies are expensed as incurred.

Certain recent developments concerning legal proceedings the Company believes are or were material to its business and other matters are discussed below:

Ocular Science, Inc. et. al

In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint had been amended and OSRX added counterclaims alleging ImprimisRx, LLC was violating the Lanham Act with false advertising. The Court granted cross motions for summary judgment on each party’s Lanham Act claims, thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement, and unfair competition claims for trial. Following a jury trial in November 2024, a jury found OSRX acted with malice, fraud, or oppression, willfully engaging in trademark infringement and unfair competition under California and federal law, and ImprimisRx, LLC received a $34,900,000 jury verdict award, which included $20,400,000 in punitive damages and $14,500,000 in actual damages. An amended final judgment was entered on October 1, 2025, which reduced the OSRX liability to $11,249,000, plus post-judgment interest, and required OSRX to cease use of certain trademarks. In October 2025, OSRX filed an appeal. No collection activity is allowed during the appeal. The Company intends to vigorously pursue enforcement of its judgment during the appeal process. However, due to uncertainty regarding the probability of collection, the Company has not recognized any amounts associated with the judgment during the three months ended March 31, 2026.

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

Asset Purchase, License and Related Agreements

FDA Approved Product Acquisitions

In recent years, the Company has acquired commercial and product rights to various FDA-approved ophthalmic medications and products through asset purchase, licenses, supply and/or other related agreements. In general, in exchange for product and commercial rights these agreements provide the counterparties with certain upfront and contingent milestone payments typically related to certain annual sales amounts and manufacturing events, and in certain cases, per unit transfer prices and royalties on sales of some of the products.

During the three months ended March 31, 2026 and 2025, $2,377,000 and $2,173,000, respectively, were incurred under these agreements as royalty expenses. During the three months ended March 31, 2026 and 2025, $11,000,000 and $0, respectively, were incurred under these agreements related to upfront and milestone payments under these agreements. As of March 31, 2026, the remaining contingent considerations payable pursuant to these agreements were not considered probable as the contingency is not resolved and therefore, no amount was accrued related to these contingent considerations during the three months ended March 31, 2026.

Contract Manufacturing

The Company has entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA-approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $10,723,000 related to contract manufacturing agreements for the year ending December 31, 2026.

NOTE 10. SEGMENTS AND CONCENTRATIONS

The chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM does not review segment assets when assessing segment performance and deciding how to allocate resources. The Company reports on two reportable segments which are generally determined based on the decision-making structure of the Company and the grouping of similar products and services: Branded and Compounding.

●	The Branded segment includes activities of the Company’s FDA-approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.

●	The Compounding segment represents activities in the Company’s ophthalmology-focused pharmaceutical compounding business.

The CODM evaluates segment performance and makes resource-allocation decisions primarily on the basis of segment contribution. Segment contribution is the internal measure of profitability that the CODM reviews on a regular basis to assess the operational performance of each segment, determine the appropriate level of sales and marketing investments, evaluate pricing decisions, and prioritize capital deployment among branded product initiatives and the compounding operations.

Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:

●	Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other similar shared expenses.

●	Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

●	Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended March 31, 2026
	Branded	Compounding	Consolidated
Product sales, net	$30,631,000	$13,499,000	$44,130,000
Other revenues	73,000	-	73,000
Total revenues	30,704,000	13,499,000	44,203,000
Cost of sales	10,954,000	6,204,000	17,158,000
Gross profit	19,750,000	7,295,000	27,045,000
Operating expenses
Selling, general and administrative	25,759,000	6,742,000	32,501,000
Research and development	5,621,000	210,000	5,831,000
Segment contribution	$(11,630,000)	$343,000	(11,287,000)

Corporate	-	-	10,729,000
Research and development			64,000
Loss from operations			$(22,080,000)

	Three Months Ended March 31, 2025
	Branded	Compounding	Consolidated
Product sales, net	$27,694,000	$20,051,000	$47,745,000
Other revenues	86,000	-	86,000
Total revenues	27,780,000	20,051,000	47,831,000
Cost of sales	8,181,000	7,343,000	15,524,000
Gross profit	19,599,000	12,708,000	32,307,000
Operating expenses
Selling, general and administrative	20,682,000	7,522,000	28,204,000
Research and development	1,993,000	224,000	2,217,000
Segment contribution	$(3,076,000)	$4,962,000	1,886,000

Corporate	-	-	12,309,000
Research and development			809,000
Loss from operations			$(11,232,000)

Substantially all revenue is attributable to the U.S. All long-lived assets at March 31, 2026 and December 31, 2025 were located in the U.S.

Revenues by segment are further described as follows:

	For the Three Months Ended March 31,
	2026	2025
IHEEZO	$1,851,000	$5,222,000
VEVYE	20,947,000	21,516,000
Other branded products	7,833,000	956,000
Other revenues	73,000	86,000
Branded revenue, net	30,704,000	27,780,000
Compounding revenue, net	13,499,000	20,051,000
Total revenues, net	$44,203,000	$47,831,000

Other than IHEEZO for the three months ended March 31, 2025 and VEVYE, no other products accounted for more than 10% of total revenues for the periods presented.

Customer and Supplier Concentrations

Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were two customers who comprised more than 10% of the Company’s Branded revenues for the three months ended March 31, 2026 and one customer who comprised more than 10% of the Company’s Branded revenues for the three months ended March 31, 2025. There were no customers who comprised more than 10% of Compounding revenues for either the three months ended March 31, 2026 or 2025. As of March 31, 2026, accounts receivable from three customers accounted for 95% of total consolidated accounts receivable. As of December 31, 2025, accounts receivable from two customers accounted for 90% of total consolidated accounts receivable.

The Company received its active pharmaceutical ingredients from three main suppliers during each of the three months ended March 31, 2026 and 2025. These suppliers collectively accounted for 69% and 67% of manufacturing supplies purchases during the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Our condensed consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with GAAP.

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports, which discuss our business in greater detail. As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Harrow,” “we,” “us” and “our” refer to Harrow, Inc. and its consolidated subsidiaries, including ImprimisRx, LLC, ImprimisRx NJ, LLC dba ImprimisRx, Imprimis NJOF, LLC, Harrow IP, LLC and Harrow Eye, LLC. In this discussion and analysis, we refer to our consolidated subsidiaries ImprimisRx, LLC, ImprimisRx NJ, LLC and Imprimis NJOF, LLC collectively as “ImprimisRx.”

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

Recent Developments

The following 2026 activity is important to understanding our financial condition and results of operations. See the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information about each of these developments.

8.625% Senior Notes Due 2030

In March 2026, we entered into the First Supplemental Indenture to the Indenture dated September 12, 2025 pursuant to which we issued $50,000,000 aggregate principal amount of additional 8.625% Senior Notes due 2030 (the “New Notes”). The New Notes were issued at 100.25% of par value and resulted in net proceeds to us of $48,526,000 after deducting underwriting discounts, commissions and other unpaid offering expenses of $1,474,000. The New Notes, together with the 8.625% Senior Notes due 2030 issued in September 2025 (the “Existing Notes”) (together, the “2030 Notes”) are treated as a single series and have the same terms as the Existing Notes. The issuance costs and premium relating to the New Notes were deferred and will be recognized to interest expense using the effective-interest method over the remaining term of the debt.

Results of Operations

The following period-to-period comparisons of our financial results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results for any future period.

Revenues

Our revenues include amounts recorded from sales of proprietary compounded formulations, sales of branded products to wholesalers through a third-party logistics facility, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements. Revenues are recognized net of estimates for variable consideration, including government rebates, commercial rebates, chargebacks, wholesaler and distribution service fees, returns, patient assistance programs and other revenue deductions, and these estimates may be affected by delayed or incomplete claims data, channel inventory, product utilization, payor mix, labeler-code or product attribution, government program requirements, contractual interpretation, and disputed or reconciled deductions. From time to time, we receive claims, invoices or deductions from government agencies, wholesalers, distributors, customers, former product owners or other third parties that we believe are unsupported, overstated, duplicative, attributable to another party or product, or otherwise inconsistent with applicable requirements, and if our estimates differ from actual results or disputed amounts are resolved adversely to us, we may be required to record adjustments to net revenues, gross margin, operating income, cash flows or related balance sheet accounts in future periods.

The following presents our revenues for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025	Variance
IHEEZO	$1,851,000	$5,222,000	$(3,371,000)
VEVYE	20,947,000	21,516,000	(569,000)
Other branded products	7,833,000	956,000	6,877,000
Other revenue, net	73,000	86,000	(13,000)
Branded revenue, net	30,704,000	27,780,000	2,924,000
Compounding revenue, net	13,499,000	20,051,000	(6,552,000)
Total revenues, net	$44,203,000	$47,831,000	$(3,628,000)

The increase in Branded revenues from product sales was primarily related to a change in our customer mix, offset by a decrease in IHEEZO volume. The decrease in compounding revenue was primarily due to a decrease in volume and the discontinuation of sales of our Klarity-C compounded formulation which occurred during the second quarter of 2025. Our revenue for VEVYE decreased slightly from the three months ended March 31, 2025 as we recognized an increase in the gross-to-net revenue deductions associated with our recent coverage wins and our cash pay program.

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

Branded

	Three Months Ended March 31,
	2026	2025	$ Variance
Cost of sales	$10,954,000	$8,181,000	$2,773,000
Gross profit	$19,750,000	$19,599,000	$151,000
Gross margin	64.3%	70.6%	(6.3)%

The increase in Branded cost of sales was primarily attributable to an increase in units sold during the three months ended March 31, 2026 compared to the prior year period and an increase in our fixed expenses. The decrease in the gross margin as a percent of revenue was primarily due to a decrease in sales of products that have a higher gross margin profile and an increase in gross-to-net revenue deductions associated with VEVYE as a result of our recent coverage wins and our cash pay program which reduced the gross margin profile for the product.

Compounding

	Three Months Ended March 31,
	2026	2025	$ Variance
Cost of sales	$6,204,000	$7,343,000	$(1,139,000)
Gross profit	$7,295,000	$12,708,000	$(5,413,000)
Gross margin	54.0%	63.4%	(9.4)%

The decrease in Compounding costs of sales between the three months ended March 31, 2026 and 2025 was primarily attributable to a decrease in units sold. The decrease in the gross margin as a percent of revenue was largely due to a decrease in the utilization of our compounding facility during the three months ended March 31, 2026 compared to the same period in 2025.

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

The following presents our selling, general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Variance
Selling, general and administrative	$43,230,000	$40,513,000	$2,717,000

The increase in selling, general and administrative expenses between periods was primarily due to an increase in personnel costs of $3,800,000 as we increased our headcount in sales, marketing and other departments to support current and expected growth partially offset by a decrease in stock-based compensation of $721,000 primarily due to market-based performance awards recognized in the three months ended March 31, 2025.

Research and Development Expenses

Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Variance
Research and development	$5,895,000	$3,026,000	$2,869,000

The increase in R&D expenses of $2,869,000 in the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to clinical trials associated with the Melt Pharmaceuticals, Inc. drug candidate we acquired in November 2025.

Interest Expense, Net

Interest expense, net was $5,497,000 for the three months ended March 31, 2026, compared to $6,548,000 for the same period in 2025. The decrease of $1,051,000 was primarily due to a lower effective interest rate during the three months ended March 31, 2026 compared to the same period in 2025.

Liquidity and Capital Resources

Liquidity

Our cash on hand at March 31, 2026 was $94,644,000 compared to $72,927,000 at December 31, 2025.

We believe that cash and cash equivalents of $94,644,000 at March 31, 2026 will be sufficient to sustain our planned level of operations and capital expenditures for at least the next 12 months. We may consider the sale of certain assets including, but not limited to, part of, or all of, our investments and any of our consolidated subsidiaries. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.

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

Net Cash Flow

The following provides detailed information about our net cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(8,992,000)	$19,668,000
Investing activities	(18,203,000)	(212,000)
Financing activities	48,912,000	23,000
Net change in cash and cash equivalents	21,717,000	19,479,000
Cash and cash equivalents at beginning of the period	72,927,000	47,247,000
Cash and cash equivalents at end of the period	$94,644,000	$66,726,000

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $8,992,000 compared to net cash provided by operating activities of $19,668,000 during the same period in the prior year. The variance was primarily due to an increase in our net loss of $9,822,000. Additionally, we collected $39,196,000 in accounts receivable during the three months ended March 31, 2025 due to increased collection efforts.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $18,203,000 compared to $212,000 during the same period in the prior year. Cash used in investing activities in 2026 was primarily related to investments in our acquired product rights.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 and 2025 was $48,912,000 and $23,000, respectively. We completed the sale of $50,000,000 in principal amount of 2030 Notes during the three months ended March 31, 2026.

Sources of Capital

During the three months ended March 31, 2026, our principal source of cash was from our financing activities. We expect future cash needs to be provided by operating activities, but our forecasts may not be accurate, and our plans may change. We may also sell some of our assets, or some or all of our ownership interests in our consolidated subsidiaries.

In September 2025, we refinanced our long-term debt and entered into a revolving line of credit with Fifth Third Bank. The line of credit provides for an initial amount of $40,000,000 with an additional uncommitted amount of up to $20,000,000. The line of credit will mature in September 2030, or, if earlier, the date that is 91 days prior to the earliest maturity of our 2030 Notes. As of March 31, 2026, we have not drawn down on the line of credit.

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

Credit Ratings

As of March 26, 2026, Moody’s Investors Service affirmed a Long-Term Corporate Family Rating of B3 to Harrow, Inc. and affirmed a Stable outlook. As of March 26, 2026, Fitch Ratings affirmed a Long-Term Issuer Default Rating of B- (Outlook Stable) to Harrow, Inc., and a rating of B to our senior unsecured notes due September 2030 with a Recovery Rating of RR3. Credit ratings are subject to revision or withdrawal at any time by the issuing agencies and should not be construed as a recommendation to purchase, hold or sell securities or as a guarantee of our future performance. To the best of our knowledge, there have been no further changes to these ratings as of the date of this filing. Any downgrade in our corporate or senior unsecured debt rating may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Our exposure to market risk is limited and relates primarily to interest rate risk on our cash and cash equivalents and the fair value of our outstanding fixed-rate indebtedness.

Interest Rate Risk

As of March 31, 2026, all of our outstanding indebtedness bears interest at fixed rates. Accordingly, changes in market interest rates do not affect our contractual cash interest obligations or debt service requirements. However, changes in interest rates may affect the fair value of our fixed-rate debt. Based on our outstanding fixed-rate indebtedness as of March 31, 2026, a hypothetical 100 basis point movement in market interest rates would change the estimated fair value of such debt by approximately $3.0 million. These estimated changes would not impact our condensed consolidated statements of operations or cash flows unless the debt is refinanced, repurchased, or otherwise settled prior to maturity.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2026, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report you should consider the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2025, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Below we provide, in supplemental form, material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, which are incorporated herein by reference.

The following risk factor amends and restates in its entirety the risk factor titled “Our sales depend on coverage and reimbursement from government and commercial third-party payors, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the United States, legislative and regulatory actions continue to focus on reducing drug costs, including measures affecting Medicare reimbursement and manufacturer financial obligations. In addition, policymakers and CMS have advanced proposals that would reference prices in other economically comparable countries in determining Medicare beneficiary cost-sharing and/or additional manufacturer rebate obligations, sometimes described as “most-favored-nation” or international reference pricing policies. CMS has proposed mandatory demonstration models, including GLOBE for Medicare Part B and GUARD for Medicare Part D, that would assess additional manufacturer rebates based on international benchmarks for certain therapeutic categories that include ophthalmology or ophthalmic agents. Because certain of our ophthalmic products are reimbursed under Medicare Part B, and we may develop or acquire additional products reimbursed by government programs, these and similar initiatives could be particularly relevant to our business. Moreover, because we do not own global rights to many of the products we market in the United States and generally do not control commercialization or pricing outside the United States for those products, we may have limited or no ability to affect non-U.S. pricing that could be used as a benchmark under most-favored-nation or international reference pricing initiatives, which could increase our exposure to such policies.

Our reported revenues also depend on significant estimates of variable consideration, including estimates for government rebates, commercial rebates, chargebacks, wholesaler fees, distribution service fees, returns, administrative fees, patient assistance programs, and other gross-to-net revenue deductions. These estimates require judgment and are based on available information regarding contractual terms, channel inventory, product utilization, payor mix, wholesaler and distributor data, government program requirements, and historical and expected claims activity. Actual deductions may differ from our estimates, and we may be required to adjust revenues in future periods as new information becomes available or as claims are submitted, reconciled, disputed, validated, settled, or otherwise resolved.

From time to time, we may receive rebate claims, chargebacks, fee-for-service deductions, invoices, or other claims from government agencies, wholesalers, distributors, customers, former product owners, or other third parties that we believe are unsupported, overstated, duplicative, attributable to another party or product, or otherwise inconsistent with applicable contracts, statutes, regulations, or program requirements. The resolution of these matters may require significant management judgment, data reconciliation, legal analysis, and interaction with third parties, and may involve uncertainty regarding matters such as product attribution, labeler codes, utilization data, 340B exclusions, Medicaid and Medicare program rules, wholesaler deduction timing, and other assumptions. If our estimates are inaccurate, if disputed amounts are ultimately resolved adversely to us, or if we are unable to obtain credits, offsets, refunds, recoupments, or other recoveries for amounts we believe were improperly claimed or deducted, our revenues, gross margins, cash flows, financial condition, and results of operations could be adversely affected.

We cannot predict the scope, timing, or ultimate impact of these or other policy, payor, reimbursement, pricing, or gross-to-net developments. If such developments decrease coverage or reimbursement, increase rebates or other price concessions, limit utilization, or result in revenue adjustments that differ materially from our estimates, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2026, we did not repurchase any shares of common stock as part of a publicly announced repurchase program or otherwise.

Dividends

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on September 29, 2023).

3.2	Amended and Restated Bylaws of the Company, dated as of August 21, 2025 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on August 25, 2025).

4.1	First Supplemental Indenture, dated as of March 27, 2026, by and between the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 27, 2026).

4.2	Form of 8.625% Senior Note due 2030 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 27, 2026).

10.1

Offer Letter dated January 30, 2026 by and between the Company and Patrick W. Sullivan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on February 2, 2026).

10.2	Consulting Agreement dated March 1, 2026 between Harrow, Inc. and John P. Saharek (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2025 of Harrow, Inc. filed with the Securities and Exchange Commission on March 2, 2026).

10.3	Purchase Agreement, dated March 24, 2026, by and among the Company, the guarantors named therein and BTIG, LLC, as representative of the several initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Harrow, Inc. filed with the Securities and Exchange Commission on March 27, 2026).

31.1*	Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Andrew R. Boll, principal financial officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.

Dated: May 11, 2026	By:	/s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll
President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Randall E. Pollard
Randall E. Pollard
Chief Accounting Officer (Principal Accounting Officer)

