Form 10-Q
period 2026-06-30
HARROW, INC.
filed 2026-08-10
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, there were 37,487,850 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$83,889,000	$72,927,000
Accounts receivable, net	118,559,000	110,895,000
Inventories	16,910,000	13,523,000
Prepaid expenses and other current assets	9,949,000	14,405,000
Total current assets	229,307,000	211,750,000
Property, plant and equipment, net	2,960,000	3,260,000
Capitalized software costs, net	1,253,000	1,183,000
Operating lease right-of-use assets, net	7,394,000	7,783,000
Intangible assets, net	175,570,000	175,174,000
Goodwill	332,000	332,000
TOTAL ASSETS	$416,816,000	$399,482,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,062,000	$41,959,000
Accrued rebates and copay assistance	55,481,000	42,236,000
Accrued payroll and related liabilities	11,578,000	10,432,000
Deferred revenue and customer deposits	106,000	788,000
Current portion of operating lease obligations	944,000	887,000
Total current liabilities	102,171,000	96,302,000
Operating lease obligations, net of current portion	7,421,000	7,905,000
Notes payable, net	292,379,000	243,184,000
TOTAL LIABILITIES	401,971,000	347,391,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 37,484,233 and 37,229,159 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	37,000	37,000
Additional paid-in capital	216,559,000	208,933,000
Accumulated deficit	(201,396,000)	(156,524,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	15,200,000	52,446,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	14,845,000	52,091,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,816,000	$399,482,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$70,571,000	$63,657,000	$114,701,000	$111,402,000
Other revenues	90,000	85,000	163,000	171,000
Total revenues	70,661,000	63,742,000	114,864,000	111,573,000
Cost of sales	(20,298,000)	(16,230,000)	(37,456,000)	(31,754,000)
Gross profit	50,363,000	47,512,000	77,408,000	79,819,000
Operating expenses:
Selling, general and administrative	53,298,000	33,235,000	96,528,000	73,748,000
Research and development	8,072,000	2,868,000	13,967,000	5,894,000
Total operating expenses	61,370,000	36,103,000	110,495,000	79,642,000
(Loss) income from operations	(11,007,000)	11,409,000	(33,087,000)	177,000
Interest expense, net	(6,263,000)	(6,408,000)	(11,760,000)	(12,956,000)
Other (expense) income, net	—	(6,000)	—	(6,000)
(Loss) income before income taxes	(17,270,000)	4,995,000	(44,847,000)	(12,785,000)
Income tax expense	—	—	(25,000)	—
Net (loss) income	$(17,270,000)	$4,995,000	$(44,872,000)	$(12,785,000)
Basic net (loss) income per share of common stock	$(0.46)	$0.14	$(1.20)	$(0.35)
Diluted net (loss) income per share of common stock	$(0.46)	$0.13	$(1.20)	$(0.35)
Weighted average number of shares of common stock outstanding, basic	37,350,401	36,790,306	37,291,190	36,304,787
Weighted average number of shares of common stock outstanding, diluted	37,350,401	38,853,855	37,291,190	36,304,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at January 1, 2025	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	10,618	—	125,000	—	125,000	—	125,000
Vesting of RSUs	1,634,009	2,000	(2,000)	—	—	—	—
Shares withheld related to net share settlement of equity awards	(552,162)	(1,000)	(12,768,000)	—	(12,769,000)	—	(12,769,000)
Stock-based compensation expense	—	—	5,431,000	—	5,431,000	—	5,431,000
Net loss	—	—	—	(12,785,000)	(12,785,000)	—	(12,785,000)
Balance at June 30, 2025	36,714,679	$36,000	$213,788,000	$(164,170,000)	$49,654,000	$(355,000)	$49,299,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at January 1, 2026	37,229,159	$37,000	$208,933,000	$(156,524,000)	$52,446,000	$(355,000)	$52,091,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	265,094	—	1,102,000	—	1,102,000	—	1,102,000
Vesting of RSUs	20,500	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(30,520)	—	(1,101,000)	—	(1,101,000)	—	(1,101,000)
Stock-based compensation expense	—	—	7,625,000	—	7,625,000	—	7,625,000
Net loss	—	—	—	(44,872,000)	(44,872,000)	—	(44,872,000)
Balance at June 30, 2026	37,484,233	$37,000	$216,559,000	$(201,396,000)	$15,200,000	$(355,000)	$14,845,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at April 1, 2025	35,654,171	$35,000	$225,581,000	$(169,165,000)	$56,451,000	$(355,000)	$56,096,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	7,875	—	102,000	—	102,000	—	102,000
Vesting of RSUs	1,604,795	2,000	(2,000)	—	—	—	—
Shares withheld related to net share settlement of equity awards	(552,162)	(1,000)	(12,768,000)	—	(12,769,000)	—	(12,769,000)
Stock-based compensation expense	—	—	875,000	—	875,000	—	875,000
Net income	—	—	—	4,995,000	4,995,000	—	4,995,000
Balance at June 30, 2025	36,714,679	$36,000	$213,788,000	$(164,170,000)	$49,654,000	$(355,000)	$49,299,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at April 1, 2026	37,269,400	$37,000	$212,795,000	$(184,126,000)	$28,706,000	$(355,000)	$28,351,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	224,853	—	1,077,000	—	1,077,000	—	1,077,000
Vesting of RSUs	20,500	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(30,520)	—	(1,101,000)	—	(1,101,000)	—	(1,101,000)
Stock-based compensation expense	—	—	3,788,000	—	3,788,000	—	3,788,000
Net loss	—	—	—	(17,270,000)	(17,270,000)	—	(17,270,000)
Balance at June 30, 2026	37,484,233	$37,000	$216,559,000	$(201,396,000)	$15,200,000	$(355,000)	$14,845,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,872,000)	$(12,785,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	915,000	961,000
Amortization of intangible assets	10,656,000	8,452,000
Noncash lease expense	389,000	399,000
(Recovery of) Provision for credit losses	(295,000)	340,000
Amortization of debt issuance costs, discount and premium, net	851,000	2,564,000
Stock-based compensation	7,625,000	5,431,000
Changes in assets and liabilities:
Accounts receivable	(7,369,000)	37,211,000
Inventories	(3,387,000)	(850,000)
Prepaid expenses and other current assets	4,355,000	3,776,000
Accounts payable, accrued expenses, accrued rebates and copay assistance	11,921,000	(24,009,000)
Accrued payroll and related liabilities	1,146,000	(2,672,000)
Deferred revenue and customer deposits	(682,000)	47,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,747,000)	18,865,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(52,000)	(169,000)
Purchase of product rights	(18,000,000)	—
Purchases of property, plant and equipment	(685,000)	(336,000)
NET CASH USED IN INVESTING ACTIVITIES	(18,737,000)	(505,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from 8.625% notes payable, net of commissions	49,000,000	—
Payment of debt issuance costs	(555,000)	—
Proceeds from exercise of stock options	836,000	125,000
Payment of payroll taxes upon exercise and issuance of equity awards	(835,000)	(12,769,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,446,000	(12,644,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,962,000	5,716,000
CASH AND CASH EQUIVALENTS, beginning of period	72,927,000	47,247,000
CASH AND CASH EQUIVALENTS, end of period	$83,889,000	$52,963,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,275,000	$38,000
Cash paid for interest	$10,960,000	$12,180,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid acquisitions of property, plant and equipment	$—	$130,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company and Background
Harrow, Inc. (together with its consolidated subsidiaries, unless the context indicates or otherwise requires, the “Company” or “Harrow”) is a leading eyecare pharmaceutical company engaged in the discovery, development, and commercialization of innovative ophthalmic pharmaceutical products for the U.S. market. Harrow helps U.S. eyecare professionals preserve the gift of sight by making its comprehensive portfolio of prescription and non-prescription pharmaceutical products accessible and affordable to millions of Americans each year. The Company owns commercial rights to one of the largest portfolios of branded ophthalmic pharmaceutical products in North America, all of which are marketed under its Harrow name. The Company also owns and operates ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical-compounding businesses.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following represents an update for the three and six months ended June 30, 2026 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected at June 30, 2026:

Balance, January 1, 2026	$884,000
Recovery of expected credit losses	(295,000)
Write-offs, net of recoveries	(76,000)
Balance, June 30, 2026	$513,000
Fair Value Measurements
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:
•Level 1: Applies to assets or liabilities for which there are quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.
•Level 2: Applies to assets or liabilities for which there are significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Applies to assets or liabilities for which there are significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, Level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

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
The following table presents the estimated fair values and the carrying values:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2030 Notes	$292,379,000	$306,000,000	$243,184,000	$262,500,000
The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits and operating lease liabilities. The carrying amount of these financial instruments, except for operating lease liabilities, approximates fair value due to the short-term maturity of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the operating lease liabilities approximates their respective fair values.
Basic and Diluted Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock or “if converted” method) from stock options, unvested RSUs, and unvested PSUs were 329,553 and 288,659 for the three and six months ended June 30, 2026, respectively, and 2,816,409 for the six months ended June 30, 2025, and are excluded in the calculation of diluted net loss per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but for which the issuance and delivery of the shares are deferred until the director ceases providing services to the Company. The number of shares underlying vested RSUs at June 30, 2026 and 2025 was 243,802 and 212,452, respectively.
The following table reconciles the number of weighted-average shares outstanding used to calculate diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average number of shares outstanding, basic	37,350,401	36,790,306	37,291,190	36,304,787
Dilutive common equivalents	—	2,063,549	—	—
Weighted average number of shares outstanding, diluted	37,350,401	38,853,855	37,291,190	36,304,787

Accounting Guidance Issued but Not Adopted at June 30, 2026
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of topics in the codification by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the codification and will not become effective. Early adoption of this ASU is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the disclosures or presentation in its consolidated financial statements.
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
NOTE 3. REVENUES
The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the consolidated financial statements for the six months ended June 30, 2026 and 2025:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2024(1)	$960,000	$12,360,000	$1,449,000	$32,873,000	$9,612,000	$2,377,000	$59,631,000
Accruals/adjustments	11,163,000	11,128,000	4,615,000	40,093,000	30,771,000	2,346,000	100,116,000
Credits taken against reserve	(7,706,000)	(7,696,000)	(4,828,000)	(53,480,000)	(37,193,000)	(3,185,000)	(114,088,000)
Balance at June 30, 2025(1)	$4,417,000	$15,792,000	$1,236,000	$19,486,000	$3,190,000	$1,538,000	$45,659,000

Balance at December 31, 2025(1)	$11,027,000	$28,217,000	$8,018,000	$16,540,000	$2,085,000	$2,494,000	$68,381,000
Accruals/adjustments	9,032,000	20,934,000	2,177,000	70,944,000	10,870,000	1,698,000	115,655,000
Credits taken against reserve	(12,036,000)	(15,468,000)	(5,834,000)	(63,632,000)	(12,743,000)	(3,258,000)	(112,971,000)
Balance at June 30, 2026(1)	$8,023,000	$33,683,000	$4,361,000	$23,852,000	$212,000	$934,000	$71,065,000
________________
(1)Chargebacks and other allowances are included as an offset to accounts receivable in the condensed consolidated balance sheets. Administrative Fees and Other Rebates, Prompt Pay Discounts and Returns are included as a reduction to accounts receivable, net of chargebacks and other allowances, or accrued expenses and other in the condensed consolidated balance sheets. Government rebates are included in accrued rebates and copay assistance in the condensed consolidated balance sheets.
Deferred revenue and customer deposits at June 30, 2026 and December 31, 2025 were $106,000 and $788,000, respectively. All deferred revenue and customer deposit amounts at December 31, 2025 were recognized as revenue during the six months ended June 30, 2026.
NOTE 4. INVENTORIES
Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s 3PL partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Raw materials	$6,297,000	$6,958,000
Work in progress	1,219,000	1,036,000
Finished goods	9,394,000	5,529,000
Total inventories	$16,910,000	$13,523,000

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance	$403,000	$2,185,000
Prepaid computer software licenses and related expenses	1,200,000	598,000
Prefunded co-pay assistance	1,737,000	3,342,000
Other prepaid expenses	3,739,000	1,825,000
Prescription Drug User Fee Act (“PDUFA”) program fees	1,442,000	4,327,000
Deposits and other current assets	1,428,000	2,128,000
Total prepaid expenses and other current assets	$9,949,000	$14,405,000
NOTE 6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets at June 30, 2026 consisted of the following:

	Weighted-average useful life (in years)	Cost	Accumulated Amortization	Net Carrying Value
Definite-lived Intangibles
Patents	19	$269,000	$(83,000)	$186,000
Licenses	20	50,000	(40,000)	10,000
Acquired product rights	14	225,481,000	(50,552,000)	174,929,000
Customer relationships	7	190,000	(155,000)	35,000
Trade name	5	70,000	(4,000)	66,000
State pharmacy licenses	25	8,000	(4,000)	4,000
Indefinite-lived Intangibles
Trademarks	Indefinite	340,000	—	340,000
		$226,408,000	$(50,838,000)	$175,570,000
Amortization expense for intangible assets for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Patents	$12,000	$3,000	$17,000	$6,000
Acquired product rights	5,512,000	4,220,000	10,633,000	8,440,000
Customer relationships	3,000	3,000	6,000	6,000
	$5,527,000	$4,226,000	$10,656,000	$8,452,000

Estimated future amortization expense for the Company’s intangible assets at June 30, 2026 was as follows:

Remainder of 2026	$11,238,000
2027	20,241,000
2028	17,112,000
2029	17,013,000
2030	16,582,000
Thereafter	93,044,000
$175,230,000
In January 2026, the Company amended the Asset Purchase Agreement with Eyevance Pharmaceuticals, LLC and the License Agreement with Santen S.A.S. (collectively, the “Santen Agreements”), each a subsidiary of Santen Pharmaceuticals Co., Ltd. (collectively, “Santen”). Pursuant to the amendment, the parties agreed to a full and final settlement of all contingent milestone obligations related to specified manufacturing-related events for the Santen products in exchange for a one-time lump sum payment by the Company of $7,000,000. Following this payment, no further milestone payments will be due under the Santen Agreements. The Company capitalized this payment as an intangible asset within acquired product rights.
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
There were no changes to the carrying value of the Company’s goodwill during the three and six months ended June 30, 2026 and 2025.
NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$26,265,000	$35,355,000
Accrued interest	7,691,000	6,498,000
Other accrued expenses	106,000	106,000
Total accounts payable and accrued expenses	$34,062,000	$41,959,000
NOTE 8. DEBT
8.625% Senior Notes Due 2030
In March 2026, the Company entered into the First Supplemental Indenture to the Indenture dated September 12, 2025 pursuant to which the Company issued $50,000,000 aggregate principal amount of additional 8.625% Senior Notes due 2030 (the “New Notes”). The New Notes were issued at 100.25% of par value and resulted in net proceeds to the Company of $48,445,000 after deducting underwriting discounts, commissions and other offering expenses of $1,555,000. The New Notes, together with the 8.625% Senior Notes due 2030 issued in September 2025 (the “Existing Notes”) (together, the “2030 Notes”) are treated as a single series and have the same terms as the Existing Notes. The issuance costs and premium relating to the New Notes were deferred and will be recognized as interest expense using the effective-interest method (9.36%) over the remaining term of the debt.
Interest expense totaled $6,874,000 and $12,866,000 for the three and six months ended June 30, 2026, respectively, and included the amortization of debt issuance costs and premium of $400,000 and $851,000, respectively.

A summary of the Company’s debt at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
8.625% Senior Notes due September 2030	$300,000,000	$250,000,000
Less: Unamortized debt issuance costs, discount and premium, net	(7,621,000)	(6,816,000)
	$292,379,000	$243,184,000
At June 30, 2026, future minimum principal payments under the Company’s debt were as follows:

Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	300,000,000
Total minimum principal payments	300,000,000
Less: unamortized debt issuance costs, discount and premium, net	(7,621,000)
Notes payable, net	$292,379,000
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal
General and Other
In the ordinary course of business, the Company is involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See also Part II, Item 1A. Risk Factors. The Company describes legal proceedings and other matters that are, or were, significant or that it believes could become significant in this footnote.
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
Ocular Science, Inc. et. al.
In July 2021, ImprimisRx, LLC, a subsidiary of the Company, filed a lawsuit against Ocular Science, Inc. and OSRX, Inc. (together, “OSRX”) in the U.S. District Court for the Southern District of California, asserting claims for copyright infringement, trademark infringement, unfair competition and false advertising (Lanham Act). Since July 2021, the complaint has been amended and OSRX added counterclaims alleging ImprimisRx, LLC was violating the Lanham Act with false advertising. The Court granted cross motions for summary judgment on each party’s Lanham Act claims, thus leaving only ImprimisRx, LLC’s copyright infringement, trademark infringement, and unfair competition claims for trial. Following a jury trial in November 2024, a jury found OSRX acted with malice, fraud, or oppression, willfully engaging in trademark infringement and unfair competition under California and federal law, and ImprimisRx, LLC received a $34,900,000 jury verdict award, which included $20,400,000 in punitive damages and $14,500,000 in actual damages. An amended final judgment was entered on October 1, 2025, which reduced the OSRX liability to $11,249,000, plus post-

judgment interest, and required OSRX to cease use of certain trademarks. In October 2025, OSRX filed an appeal. No collection activity is allowed during the appeal. The Company intends to vigorously pursue enforcement of its judgment during the appeal process. However, due to uncertainty regarding the probability of collection, the Company has not recognized any amounts associated with the judgment during the three and six months ended June 30, 2026.
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
During the three and six months ended June 30, 2026, $3,476,000 and $5,853,000, respectively, were incurred under these agreements as royalty expenses. During the three and six months ended June 30, 2025, $2,201,000 and $4,374,000, respectively, were incurred as royalty expenses. During the six months ended June 30, 2026, $18,000,000 was paid under these agreements related to upfront and milestone payments. As of June 30, 2026, the remaining contingent considerations payable pursuant to these agreements were not considered probable as the contingency is not resolved and therefore, no amount has been recognized related to these contingent considerations as of June 30, 2026.
Contract Manufacturing
The Company has entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA-approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $10,723,000 related to contract manufacturing agreements for the year ending December 31, 2026. Minimum annual quantities carry no payment obligation for quantities not purchased; the supplier's sole remedy for a shortfall is prospective repricing and, if no agreement on pricing can be reached, termination of the agreement. No liability has been recorded, and no commitment loss has been recognized under ASC 330, as of June 30, 2026.

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
•The Branded segment includes activities of the Company’s FDA-approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of our branded products.
•The Compounding segment represents activities in the Company’s ophthalmology-focused pharmaceutical compounding business.
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
Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:
•Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g. investor relations), Board of Directors and principal executive officers and other similar shared expenses.
•Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.
•Other select revenues and operating expenses including research and development expenses, amortization, and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.
Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$56,015,000	$14,556,000	$70,571,000	$42,189,000	$21,468,000	$63,657,000
Other revenues	90,000	—	90,000	85,000	—	85,000
Total revenues	56,105,000	14,556,000	70,661,000	42,274,000	21,468,000	63,742,000
Cost of sales	13,434,000	6,864,000	20,298,000	8,734,000	7,496,000	16,230,000
Gross profit	42,671,000	7,692,000	50,363,000	33,540,000	13,972,000	47,512,000
Operating expenses
Selling, general and administrative	36,177,000	7,009,000	43,186,000	20,330,000	7,098,000	27,428,000
Research and development	7,674,000	339,000	8,013,000	2,390,000	442,000	2,832,000
Segment contribution	$(1,180,000)	$344,000	(836,000)	$10,820,000	$6,432,000	17,252,000

Corporate			10,112,000			5,807,000
Research and development			59,000			36,000
Loss from operations			$(11,007,000)			$11,409,000

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$86,646,000	$28,055,000	$114,701,000	$69,883,000	$41,519,000	$111,402,000
Other revenues	163,000	—	163,000	171,000	—	171,000
Total revenues	86,809,000	28,055,000	114,864,000	70,054,000	41,519,000	111,573,000
Cost of sales	24,389,000	13,067,000	37,456,000	16,915,000	14,839,000	31,754,000
Gross profit	62,420,000	14,988,000	77,408,000	53,139,000	26,680,000	79,819,000
Operating expenses
Selling, general and administrative	62,075,000	14,050,000	76,125,000	41,012,000	14,620,000	55,632,000
Research and development	13,295,000	549,000	13,844,000	4,383,000	666,000	5,049,000
Segment contribution	$(12,950,000)	$389,000	(12,561,000)	$7,744,000	$11,394,000	19,138,000

Corporate			20,403,000			18,116,000
Research and development			123,000			845,000
Loss from operations			$(33,087,000)			$177,000
Substantially all revenue is attributable to the U.S. All long-lived assets at June 30, 2026 and December 31, 2025 were located in the U.S.
Revenues by segment are further described as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
IHEEZO	$15,619,000	$18,336,000	$17,535,000	$23,558,000
VEVYE	29,387,000	18,641,000	50,335,000	40,156,000
Other branded products	11,009,000	5,212,000	18,776,000	6,169,000
Other revenues	90,000	85,000	163,000	171,000
Branded revenue, net	56,105,000	42,274,000	86,809,000	70,054,000
Compounding revenue, net	14,556,000	21,468,000	28,055,000	41,519,000
Total revenues, net	$70,661,000	$63,742,000	$114,864,000	$111,573,000
Other than IHEEZO and VEVYE for the three and six months ended June 30, 2026 and 2025, no other products accounted for more than 10% of total revenues for the periods presented.
Customer and Supplier Concentrations
Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. There were three customers who comprised more than 10% of the Company’s Branded revenues for the three and six months ended June 30, 2026 and two customers who comprised more than 10% of the Company’s Branded revenues for the three and six months ended June 30, 2025. There were no customers who comprised more than 10% of Compounding revenues for either the three and six months ended June 30, 2026 or 2025. As of June 30, 2026, accounts receivable from three customers accounted for 91% of total consolidated accounts receivable. As of December 31, 2025, accounts receivable from three customers accounted for 90% of total consolidated accounts receivable.
The Company received its active pharmaceutical ingredients from three main suppliers during each of the three and six months ended June 30, 2026 and 2025. These suppliers collectively accounted for 61% and 54% of manufacturing supplies purchases during the three and six months ended June 30, 2026, respectively, and 76% and 72% during the three and six months ended June 30, 2025, respectively.

NOTE 11. SUBSEQUENT EVENTS
In August 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Viatris Inc. and certain of its subsidiaries (collectively, “Viatris”), pursuant to which the Company agreed to acquire the global rights to TYRVAYA® (varenicline solution) nasal spray 0.03% (“TYRVAYA”), a cholinergic agonist indicated for the treatment of the signs and symptoms of dry eye disease (the “Acquisition”).
As consideration for the Acquisition, the Company will pay Viatris $30,000,000 in cash at the closing of the Acquisition (the “Closing”) and has agreed to pay up to an additional $70,000,000 in contingent milestone payments, payable if specified annual net sales thresholds for TYRVAYA are achieved in certain calendar years following the Closing. The purchase price is subject to a customary post-closing adjustment based on the net working capital transferred at the Closing.

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
In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our products, product candidates and proprietary formulations in a timely manner or at all, identify and acquire additional products, or complete pending acquisitions on terms and in the timeframe expected, or at all, manage our pharmacy operations, refinance and otherwise service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; the ongoing communications with the U.S. Food and Drug Administration relating to compliance and quality plans at our outsourcing facility in New Jersey; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.
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
8.625% Senior Notes Due 2030
In March 2026, we entered into the First Supplemental Indenture to the Indenture dated September 12, 2025 pursuant to which we issued $50,000,000 aggregate principal amount of additional 8.625% Senior Notes due 2030 (the “New Notes”). The New Notes were issued at 100.25% of par value and resulted in net proceeds to us of $48,445,000 after deducting underwriting discounts, commissions and other offering expenses of $1,555,000. The New Notes, together with the 8.625% Senior Notes due 2030 issued in September 2025 (the “Existing Notes”) (together, the “2030 Notes”) are treated as a single series and have the same terms as the Existing Notes. The issuance costs and premium relating to the New Notes were deferred and will be recognized as interest expense using the effective-interest method over the remaining term of the debt.
Acquisition of TYRVAYA®
In August 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Viatris Inc. and certain of its subsidiaries (collectively, “Viatris”), pursuant to which we agreed to acquire the global rights to TYRVAYA® (varenicline solution) nasal spray 0.03% (“TYRVAYA”), a cholinergic agonist indicated for the treatment of the signs and symptoms of dry eye disease (the “Acquisition”).

As consideration for the Acquisition, we will pay Viatris $30,000,000 in cash at the closing of the Acquisition (the “Closing”) and have agreed to pay up to an additional $70,000,000 in contingent milestone payments, payable if specified annual net sales thresholds for TYRVAYA are achieved in certain calendar years following the Closing. The Company expects to fund the cash payment due at Closing with cash on hand. The purchase price is subject to a customary post-closing adjustment based on the net working capital transferred at the Closing.

Results of Operations
The following period-to-period comparisons of our financial results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results for any future period.
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

The following presents our revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
IHEEZO	$15,619,000	$18,336,000	$(2,717,000)	$17,535,000	$23,558,000	$(6,023,000)
VEVYE	29,387,000	18,641,000	10,746,000	50,335,000	40,156,000	10,179,000
Other branded products	11,009,000	5,212,000	5,797,000	18,776,000	6,169,000	12,607,000
Other revenues	90,000	85,000	5,000	163,000	171,000	(8,000)
Branded revenue, net	56,105,000	42,274,000	13,831,000	86,809,000	70,054,000	16,755,000
Compounding revenue, net	14,556,000	21,468,000	(6,912,000)	28,055,000	41,519,000	(13,464,000)
Total revenues, net	$70,661,000	$63,742,000	$6,919,000	$114,864,000	$111,573,000	$3,291,000
The increase in Branded revenues was primarily related to an increase in VEVYE volume and other branded products, such as TRIESENCE, offset by a decrease in IHEEZO volume for both the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease in compounding revenue was primarily due to a decrease in volume and the discontinuation of sales of our Klarity-C compounded formulation which occurred during the second quarter of 2025.
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
Branded

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Cost of Sales	$13,434,000	$8,734,000	$4,700,000	$24,389,000	$16,915,000	$7,474,000
Gross profit	$42,671,000	$33,540,000	$9,131,000	$62,420,000	$53,139,000	$9,281,000
Gross margin	76.1%	79.3%	(3.2)%	71.9%	75.9%	(4.0)%

The decrease in gross margin during the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to a change in the product mix, pricing associated with VEVYE, and an increase in fixed costs associated with the amortization of intangible assets between the periods.

Compounding

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Cost of Sales	$6,864,000	$7,496,000	$(632,000)	$13,067,000	$14,839,000	$(1,772,000)
Gross profit	$7,692,000	$13,972,000	$(6,280,000)	$14,988,000	$26,680,000	$(11,692,000)
Gross margin	52.8%	65.1%	(12.3)%	53.4%	64.3%	(10.9)%
The decrease in the gross margin for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to a decrease in overall revenue and unit volumes along with higher inventory losses, unfavorable manufacturing absorption, increased personnel costs and increased analytical testing.
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
The following presents our selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Selling, general and administrative	$53,298,000	$33,235,000	$20,063,000	$96,528,000	$73,748,000	$22,780,000
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to increased personnel-related costs, including stock-based compensation, and consulting expenses, of $15,985,000 and $19,647,000, respectively, largely as a result of an increase in our headcount in sales, marketing and other departments, including quality and compliance, to support current and expected growth. In addition, there was an increase in variable costs during the periods and costs due to the increase in sample utilization of branded products.

Research and Development Expenses
Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.
The following presents our research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Research and development	$8,072,000	$2,868,000	$5,204,000	$13,967,000	$5,894,000	$8,073,000
The increase in R&D expenses of $5,204,000 and $8,073,000 in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 was primarily due to clinical trials associated with the Melt Pharmaceuticals, Inc. drug candidate we acquired in November 2025.
Interest Expense, Net
Interest expense, net, was $6,263,000 and $11,760,000 for the three and six months ended June 30, 2026, compared to $6,408,000 and $12,956,000 for the same periods in 2025. The decrease in both periods was primarily due to a lower effective interest rate during the three and six months ended June 30, 2026 compared to the same periods in 2025.
Liquidity and Capital Resources
Liquidity
Our cash on hand at June 30, 2026 was $83,889,000 compared to $72,927,000 at December 31, 2025.
We believe that cash and cash equivalents of $83,889,000 at June 30, 2026 will be sufficient to sustain our planned level of operations, capital expenditures and acquisitions for at least the next 12 months. We may consider the sale of certain assets including, but not limited to, part of, or all of, our investments and any of our consolidated subsidiaries. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.
We expect to use our current cash position and funds generated from our operations and any financing to pursue our business plan, which includes developing and commercializing drug candidates, compounded formulations and technologies, integrating and developing our operations, pursuing potential future strategic transactions as opportunities arise, including potential acquisitions of additional drug products, drug candidates, and/or assets or technologies, pharmacies, outsourcing facilities, drug companies and manufacturers, and otherwise fund our operations. We may also use our resources to conduct clinical trials or other studies in support of our formulations or any drug candidate for which we pursue FDA approval, to pursue additional development programs or to explore other development opportunities.
Net Cash Flow
The following provides detailed information about our net cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(18,747,000)	$18,865,000
Investing activities	(18,737,000)	(505,000)
Financing activities	48,446,000	(12,644,000)
Net change in cash and cash equivalents	10,962,000	5,716,000
Cash at beginning of period	72,927,000	47,247,000
Cash at end of period	$83,889,000	$52,963,000
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2026 was $18,747,000 compared to net cash provided by operating activities of $18,865,000 during the same period in the prior year. The variance was primarily due to an increase in our net loss of $32,087,000 between the periods and an unfavorable change in accounts receivable, which increased by $7,369,000 during the 2026 period, resulting in a use of cash, compared with a decrease of $37,211,000 during the 2025 period, which provided cash.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $18,737,000 compared to $505,000 during the same period in the prior year. Cash used in investing activities in 2026 was primarily attributable to milestone payments related to acquired Branded product rights.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $48,446,000 compared to cash used in financing activities during the six months ended June 30, 2025 of $12,644,000. We completed the sale of $50,000,000 in principal amount of 2030 Notes during the six months ended June 30, 2026. The cash used in financing activities during the six months ended June 30, 2025 was primarily the payment of payroll related taxes associated with the issuance of equity awards.
Sources of Capital
During the six months ended June 30, 2026, our principal source of cash was from our financing activities. We expect future cash needs to be provided by operating activities, but our forecasts may not be accurate, and our plans may change. We may also sell some of our assets, or some or all of our ownership interests in our consolidated subsidiaries.
In September 2025, we refinanced our long-term debt and entered into a revolving line of credit with Fifth Third Bank. The line of credit provides for an initial amount of $40,000,000 with an additional uncommitted amount of up to $20,000,000. The line of credit will mature in September 2030, or, if earlier, the date that is 91 days prior to the earliest maturity of our 2030 Notes. As of June 30, 2026, we have not drawn down on the line of credit.
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
Credit Ratings
As of July 31, 2026, Moody’s Investors Service maintained a Long-Term Corporate Family Rating of B3 for Harrow, Inc. with a Stable Outlook and Fitch Ratings maintained a Long-Term Issuer Default Rating of B- with a Stable Outlook for Harrow, Inc. and a rating of B for our senior unsecured notes due September 2030, with a Recovery Rating of RR3. These ratings were most recently affirmed in March 2026 and have not changed since that time. Credit ratings are subject to revision or withdrawal at any time by the applicable rating agency and do not constitute a recommendation to purchase, hold or sell securities or a guarantee of our future performance. Any downgrade of our corporate or senior unsecured debt ratings could increase our borrowing costs and adversely affect our ability to raise additional debt capital.

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
Interest Rate Risk
As of June 30, 2026, all of our outstanding indebtedness bears interest at fixed rates. Accordingly, changes in market interest rates do not affect our contractual cash interest obligations or debt service requirements. However, changes in interest rates may affect the fair value of our fixed-rate debt. Based on our outstanding fixed-rate indebtedness as of June 30, 2026, a hypothetical 100 basis point movement in market interest rates would change the estimated fair value of such debt by approximately $3.0 million. These estimated changes would not impact our condensed consolidated statements of operations or cash flows unless the debt is refinanced, repurchased, or otherwise settled prior to maturity.

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
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2026, the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for information on various legal proceedings, which is incorporated into this Item by reference.
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report, you should consider the risk factors and the other information in our Annual Report on Form 10-K for the year ended December 31, 2025, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any such risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
None.

Dividends
We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the six months ended June 30, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

31.1*
Certification of Mark L. Baum, principal executive officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Andrew R. Boll, principal financial officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.
Dated: August 10, 2026	By:	/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Randall E. Pollard
Randall E. Pollard Chief Accounting Officer (Principal Accounting Officer)