Form 10-Q
period 2026-09-30
HARROW, INC.
filed 2026-11-09
CIK 1360214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-35814
Harrow, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0567010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1A Burton Hills Blvd., Suite 200 Nashville, Tennessee	37215
(Address of principal executive offices)	(Zip code)
(615) 733-4730
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	HROW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, there were 37,533,160 shares of the registrant’s common stock, $0.001 par value, outstanding.

HARROW, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$75,336,000	$72,927,000
Accounts receivable, net	155,308,000	110,895,000
Inventories	19,220,000	13,523,000
Prepaid expenses and other current assets	11,462,000	14,405,000
Total current assets	261,326,000	211,750,000
Property, plant and equipment, net	2,818,000	3,260,000
Capitalized software costs, net	1,324,000	1,183,000
Operating lease right-of-use assets	7,192,000	7,783,000
Intangible assets, net	170,029,000	175,174,000
Goodwill	332,000	332,000
TOTAL ASSETS	$443,021,000	$399,482,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,399,000	$41,959,000
Accrued rebates and copay assistance	67,032,000	42,236,000
Accrued payroll and related liabilities	14,853,000	10,432,000
Deferred revenue and customer deposits	47,000	788,000
Current portion of operating lease obligations	893,000	887,000
Total current liabilities	114,224,000	96,302,000
Operating lease obligations, net of current portion	7,247,000	7,905,000
Notes payable, net	292,716,000	243,184,000
TOTAL LIABILITIES	414,187,000	347,391,000
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 37,522,597 and 37,229,159 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	37,000	37,000
Additional paid-in capital	220,791,000	208,933,000
Accumulated deficit	(191,639,000)	(156,524,000)
TOTAL HARROW, INC. STOCKHOLDERS’ EQUITY	29,189,000	52,446,000
Noncontrolling interests	(355,000)	(355,000)
TOTAL STOCKHOLDERS’ EQUITY	28,834,000	52,091,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,021,000	$399,482,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$99,133,000	$71,497,000	$213,834,000	$182,899,000
Other revenues	164,000	141,000	327,000	312,000
Total revenues	99,297,000	71,638,000	214,161,000	183,211,000
Cost of sales	24,394,000	17,712,000	61,850,000	49,466,000
Gross profit	74,903,000	53,926,000	152,311,000	133,745,000
Operating expenses:
Selling, general and administrative	53,145,000	35,856,000	149,673,000	109,604,000
Research and development	10,287,000	3,323,000	24,254,000	9,217,000
Total operating expenses	63,432,000	39,179,000	173,927,000	118,821,000
Income (loss) from operations	11,471,000	14,747,000	(21,616,000)	14,924,000
Interest expense, net	(6,208,000)	(6,038,000)	(17,968,000)	(18,994,000)
Litigation settlement gain	5,000,000	—	5,000,000	—
Loss on extinguishment of debt	—	(7,750,000)	—	(7,750,000)
Other income, net	—	61,000	—	55,000
Income (loss) before income taxes	10,263,000	1,020,000	(34,584,000)	(11,765,000)
Income tax expense	(506,000)	—	(531,000)	—
Net income (loss)	$9,757,000	$1,020,000	$(35,115,000)	$(11,765,000)
Basic net income (loss) per share of common stock	$0.26	$0.03	$(0.94)	$(0.32)
Diluted net income (loss) per share of common stock	$0.25	$0.03	$(0.94)	$(0.32)
Weighted average number of shares of common stock outstanding, basic	37,501,971	37,145,440	37,362,222	36,588,163
Weighted average number of shares of common stock outstanding, diluted	38,533,699	38,875,005	37,362,222	36,588,163
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at January 1, 2025	35,622,214	$35,000	$221,002,000	$(151,385,000)	$69,652,000	$(355,000)	$69,297,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	628,146	1,000	286,000	—	287,000	—	287,000
Vesting of RSUs	1,654,009	2,000	(2,000)	—	—	—	—
Shares withheld related to net share settlement of equity awards	(869,787)	(1,000)	(19,859,000)	—	(19,860,000)	—	(19,860,000)
Stock-based compensation expense	—	—	8,702,000	—	8,702,000	—	8,702,000
Net loss	—	—	—	(11,765,000)	(11,765,000)	—	(11,765,000)
Balance at September 30, 2025	37,034,582	$37,000	$210,129,000	$(163,150,000)	$47,016,000	$(355,000)	$46,661,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at January 1, 2026	37,229,159	$37,000	$208,933,000	$(156,524,000)	$52,446,000	$(355,000)	$52,091,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	298,376	—	1,682,000	—	1,682,000	—	1,682,000
Vesting of RSUs	28,000	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(32,938)	—	(1,178,000)	—	(1,178,000)	—	(1,178,000)
Stock-based compensation expense	—	—	11,354,000	—	11,354,000	—	11,354,000
Net loss	—	—	—	(35,115,000)	(35,115,000)	—	(35,115,000)
Balance at September 30, 2026	37,522,597	$37,000	$220,791,000	$(191,639,000)	$29,189,000	$(355,000)	$28,834,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at July 1, 2025	36,714,679	$36,000	$213,788,000	$(164,170,000)	$49,654,000	$(355,000)	$49,299,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	617,528	1,000	161,000	—	162,000	—	162,000
Vesting of RSUs	20,000	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(317,625)	—	(7,091,000)	—	(7,091,000)	—	(7,091,000)
Stock-based compensation expense	—	—	3,271,000	—	3,271,000	—	3,271,000
Net income	—	—	—	1,020,000	1,020,000	—	1,020,000
Balance at September 30, 2025	37,034,582	$37,000	$210,129,000	$(163,150,000)	$47,016,000	$(355,000)	$46,661,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Harrow, Inc. Stockholders’ Equity	Total Noncontrolling Interest Equity	Total Stockholders’ Equity
	Shares	Par Value
Balance at July 1, 2026	37,484,233	$37,000	$216,559,000	$(201,396,000)	$15,200,000	$(355,000)	$14,845,000
Issuance of common stock in connection with:
Exercise of employee stock-based options	33,282	—	580,000	—	580,000	—	580,000
Vesting of RSUs	7,500	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(2,418)	—	(76,000)	—	(76,000)	—	(76,000)
Stock-based compensation expense	—	—	3,728,000	—	3,728,000	—	3,728,000
Net income	—	—	—	9,757,000	9,757,000	—	9,757,000
Balance at September 30, 2026	37,522,597	$37,000	$220,791,000	$(191,639,000)	$29,189,000	$(355,000)	$28,834,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARROW, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,115,000)	$(11,765,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and software development costs	1,361,000	1,451,000
Amortization of intangible assets	16,228,000	12,676,000
Noncash lease expense	591,000	583,000
(Recovery of) provision for credit losses	(443,000)	548,000
Amortization of debt issuance costs, discount and premium, net	1,256,000	3,692,000
Litigation settlement gain	(5,000,000)	—
Loss on extinguishment of debt	—	7,750,000
Stock-based compensation	11,354,000	8,702,000
Changes in assets and liabilities:
Accounts receivable	(38,970,000)	38,225,000
Inventories	(5,697,000)	(2,132,000)
Prepaid expenses and other current assets	2,808,000	2,449,000
Accounts payable, accrued expenses, accrued rebates and copay assistance	20,584,000	(27,049,000)
Accrued payroll and related liabilities	4,421,000	22,000
Deferred revenue and customer deposits	(741,000)	301,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(27,363,000)	35,453,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent and trademark assets	(83,000)	(22,000)
Purchase of product rights	(18,000,000)	(162,000)
Purchases of property, plant and equipment	(1,060,000)	(546,000)
NET CASH USED IN INVESTING ACTIVITIES	(19,143,000)	(730,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from 8.625% notes payable, net of commissions	49,000,000	244,375,000
Payment of debt issuance costs	(589,000)	(1,581,000)
Repayment of notes payable, including exit costs	—	(230,901,000)
Proceeds from exercise of stock options	1,418,000	287,000
Payment of payroll taxes upon exercise and issuance of equity awards	(914,000)	(19,860,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,915,000	(7,680,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,409,000	27,043,000
CASH AND CASH EQUIVALENTS, beginning of period	72,927,000	47,247,000
CASH AND CASH EQUIVALENTS, end of period	$75,336,000	$74,290,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,275,000	$38,000
Cash paid for interest	$23,898,000	$18,718,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid acquisitions of property, plant and equipment	$—	$74,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
HARROW, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following represents an update for the three and nine months ended September 30, 2026 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, allowance for credit losses, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, renewal periods and discount rates for leases, realizability of inventories, recoverability of investments, realizability of deferred tax assets, recoverability of long-lived assets and goodwill, valuations and purchase price allocations related to business combinations and asset acquisitions, fair value of notes payable, and valuation of stock-based transactions with employees and nonemployees. Actual results could differ from those estimates.
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected at September 30, 2026:

Balance, January 1, 2026	$884,000
Recovery of expected credit losses	(443,000)
Write-offs, net of recoveries	(106,000)
Balance, September 30, 2026	$335,000
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
The Company’s 2030 Notes (as defined in Note 8) are carried at face value, less unamortized debt issuance costs, on the condensed consolidated balance sheets and the Company presents fair value for disclosure purposes only. The 2030 Notes are classified as Level 1 instruments as the fair value is determined using quoted market prices in active markets for the same securities.
The following table presents the estimated fair values and the carrying values:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2030 Notes	$292,716,000	$295,110,000	$243,184,000	$262,500,000

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred revenue and customer deposits. The carrying amount of these financial instruments approximates fair value due to the short-term maturity of these instruments.
Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and warrants, outstanding during the period. Common equivalent shares (using the treasury stock or “if converted” method) from stock options, unvested RSUs, and unvested PSUs were 346,225 and 1,493,348 for the three and nine months ended September 30, 2026, respectively, and 0 and 1,911,979 for the three and nine months ended September 30, 2025, respectively, and are excluded in the calculation of diluted net income (loss) per common share for the periods presented, because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but for which the issuance and delivery of the shares are deferred until the director ceases providing services to the Company. The number of shares underlying vested RSUs at September 30, 2026 and 2025 was 251,141 and 216,483, respectively.
The following table reconciles the number of weighted-average shares outstanding used to calculate diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average number of shares outstanding, basic	37,501,971	37,145,440	37,362,222	36,588,163
Dilutive common equivalents:
Restricted stock units	79,516	121,280	—	—
Stock options	952,212	1,608,285	—	—
Weighted average number of shares outstanding, diluted	38,533,699	38,875,005	37,362,222	36,588,163

Accounting Guidance Issued but Not Adopted at September 30, 2026
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of topics in the codification by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the codification and will not become effective. Early adoption of this ASU is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the disclosures or presentation in its consolidated financial statements.
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

NOTE 3. REVENUES
The following table summarizes activity and ending balances of the Company’s variable consideration provisions in the consolidated financial statements for the nine months ended September 30, 2026 and 2025:

	Accruals for Chargebacks, Returns, and Other Allowances
	Chargebacks	Rebates	Returns	Administrative Fees and Other Rebates	Co-Pay Assistance	Prompt Pay Discounts	Total
Balance at December 31, 2024(1)	$960,000	$12,360,000	$1,449,000	$32,873,000	$9,612,000	$2,377,000	$59,631,000
Accruals/adjustments	22,976,000	12,082,000	12,810,000	61,730,000	35,100,000	3,540,000	148,238,000
Credits taken against reserve	(18,144,000)	(9,977,000)	(7,375,000)	(75,765,000)	(42,299,000)	(4,444,000)	(158,004,000)
Balance at September 30, 2025(1)	$5,792,000	$14,465,000	$6,884,000	$18,838,000	$2,413,000	$1,473,000	$49,865,000

Balance at December 31, 2025(1)	$11,027,000	$28,217,000	$8,018,000	$16,540,000	$2,085,000	$2,494,000	$68,381,000
Accruals/adjustments	13,990,000	36,967,000	6,063,000	122,273,000	14,621,000	3,209,000	197,123,000
Credits taken against reserve	(18,748,000)	(32,667,000)	(8,322,000)	(101,290,000)	(14,411,000)	(4,402,000)	(179,840,000)
Balance at September 30, 2026(1)	$6,269,000	$32,517,000	$5,759,000	$37,523,000	$2,295,000	$1,301,000	$85,664,000
________________
(1)Chargebacks and other allowances are included as an offset to accounts receivable in the condensed consolidated balance sheets. Administrative Fees and Other Rebates, Prompt Pay Discounts and Returns are included as a reduction to accounts receivable, net of chargebacks and other allowances, or accrued rebates and copay assistance in the condensed consolidated balance sheets. Government rebates are included in accrued rebates and copay assistance in the condensed consolidated balance sheets.
NOTE 4. INVENTORIES
Inventories are comprised of finished compounded formulations, over-the-counter and prescription retail pharmacy products, branded pharmaceutical products, including those held at the Company’s third-party logistics partner, related laboratory supplies and active pharmaceutical ingredients. The composition of inventories as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Raw materials	$8,362,000	$6,958,000
Work in progress	656,000	1,036,000
Finished goods	10,202,000	5,529,000
Total inventories	$19,220,000	$13,523,000

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$2,389,000	$2,185,000
Prepaid computer software licenses and related expenses	1,321,000	598,000
Prefunded co-pay assistance	1,914,000	3,342,000
Other prepaid expenses	4,369,000	1,825,000
Prescription Drug User Fee Act (“PDUFA”) program fees	—	4,327,000
Deposits and other current assets	1,469,000	2,128,000
Total prepaid expenses and other current assets	$11,462,000	$14,405,000
NOTE 6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets at September 30, 2026 consisted of the following:

	Weighted-average useful life (in years)	Cost	Accumulated Amortization	Net Carrying Value
Definite-lived Intangibles
Patents	19	$289,000	$(90,000)	$199,000
Licenses	20	50,000	(41,000)	9,000
Acquired product rights	14	225,480,000	(56,112,000)	169,368,000
Customer relationships	7	190,000	(158,000)	32,000
Trade name	5	70,000	(5,000)	65,000
State pharmacy licenses	25	8,000	(4,000)	4,000
Indefinite-lived Intangibles
Trademarks	Indefinite	352,000	—	352,000
		$226,439,000	$(56,410,000)	$170,029,000
Amortization expense for intangible assets for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Patents	$8,000	$2,000	$25,000	$8,000
Acquired product rights	5,558,000	4,219,000	16,191,000	12,659,000
Customer relationships	6,000	3,000	12,000	9,000
	$5,572,000	$4,224,000	$16,228,000	$12,676,000
Estimated future amortization expense for the Company’s intangible assets at September 30, 2026 was as follows:

Remainder of 2026	$5,620,000
2027	20,241,000
2028	17,112,000
2029	17,001,000
2030	16,594,000
Thereafter	93,109,000
$169,677,000

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
In February 2026, the Company made a one-time upfront payment of $4,000,000 to Samsung Bioepis Co., Ltd. (“Samsung”) upon the license effective date related to the development and commercialization agreement with Samsung entered into in July 2025. The payment was capitalized as an intangible asset within acquired product rights because the products had received FDA approval prior to the license effective date.
In March 2026, the Company paid a commercial milestone payment of $7,000,000 related to the sales of VEVYE during 2025. The milestone payment was included in accounts payable and accrued expenses on the December 31, 2025 condensed consolidated balance sheet and was capitalized in acquired product rights.
There were no changes to the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2026 and 2025.
NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$30,071,000	$35,355,000
Accrued interest	1,222,000	6,498,000
Other accrued expenses	106,000	106,000
Total accounts payable and accrued expenses	$31,399,000	$41,959,000
NOTE 8. DEBT
8.625% Senior Notes Due 2030
In March 2026, the Company entered into the First Supplemental Indenture to the Indenture dated September 12, 2025 pursuant to which the Company issued $50,000,000 aggregate principal amount of additional 8.625% Senior Notes due 2030 (the “New Notes”). The New Notes were issued at 100.25% of par value and resulted in net proceeds to the Company of $48,411,000 after deducting underwriting discounts, commissions and other offering expenses of $1,589,000. The New Notes, together with the 8.625% Senior Notes due 2030 issued in September 2025 (the “Existing Notes”) (together, the “2030 Notes”) are treated as a single series and have the same terms as the Existing Notes. The issuance costs and premium relating to the New Notes were deferred and will be recognized as interest expense using the effective-interest method (9.36%) over the remaining term of the debt.
Interest expense totaled $6,882,000 and $19,748,000 for the three and nine months ended September 30, 2026, respectively, and included the amortization of debt issuance costs and premium of $405,000 and $1,256,000, respectively.
A summary of the Company’s debt at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
8.625% Senior Notes due September 2030	$300,000,000	$250,000,000
Less: Unamortized debt issuance costs, discount and premium, net	(7,284,000)	(6,816,000)
	$292,716,000	$243,184,000

At September 30, 2026, future minimum principal payments under the Company’s debt were as follows:

Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	300,000,000
Total minimum principal payments	300,000,000
Less: unamortized debt issuance costs, discount and premium, net	(7,284,000)
Notes payable, net	$292,716,000
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
Ocular Science, Inc. et al.
In July 2021, ImprimisRx, LLC ("ImprimisRx"), a subsidiary of the Company, sued Ocular Science, Inc. and OSRX, Inc. (together, "OSRX") in the U.S. District Court for the Southern District of California. The suit asserted claims for copyright infringement, trademark infringement and unfair competition. After a jury trial, the court entered an amended final judgment on October 1, 2025. The judgment awarded ImprimisRx $11,249,000, plus post-judgment interest, and enjoined OSRX from using certain trademarks. OSRX appealed the judgment and deposited $11,249,000 into the court's registry as security pending appeal.
On September 10, 2026, the Company and certain of its subsidiaries entered into a settlement agreement with OSRX. The agreement resolved this matter and related proceedings between the parties. The settlement depended on the court vacating the injunction and releasing the registry funds, which the court ordered on September 24, 2026. Under that order, $5,000,000 of the registry funds is scheduled to be released to ImprimisRx in November 2026, and the remainder was returned to OSRX. The parties exchanged mutual releases and agreed to certain covenants on the use of each other's trademarks. No party admitted liability. The Company recognized a gain of $5,000,000 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
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
Judy and Paul Conner v. ImprimisRx, et al.
In October 2023, Judy and Paul Conner filed a medical malpractice and product liability lawsuit against Carl J. May, M.D., The May Eye Care Center & Associates, May Eye Care, P.C., UPMC Pinnacle, Hanover Surgicenter, Harrow, Inc.,

ImprimisRx, LLC, and Imprimis NJOF, LLC in Philadelphia County, Pennsylvania. The complaint alleges that Ms. Conner sustained vision loss following procedures performed by Dr. May, in which a compounded formulation supplied by Imprimis NJOF, LLC was used. Trial is currently scheduled to begin on December 7, 2026. The Company believes it has meritorious defenses and intends to defend the matter vigorously. The Company’s product liability insurer is providing a defense subject to a reservation of rights.
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
During the three and nine months ended September 30, 2026, $5,099,000 and $10,952,000, respectively, were incurred under these agreements as royalty expenses. During the three and nine months ended September 30, 2025, $2,480,000 and $6,853,000, respectively, were incurred as royalty expenses. During the nine months ended September 30, 2026, $18,000,000 was paid under these agreements related to upfront and milestone payments. Royalty expense is included in cost of sales in the condensed consolidated statements of operations. As of September 30, 2026, the remaining contingent considerations payable pursuant to these agreements were not considered probable as the contingency is not resolved and, therefore, no amount has been recognized related to these contingent considerations as of September 30, 2026.
Contract Manufacturing
The Company has entered into manufacturing agreements with respect to third-party contract manufacturers for its FDA-approved pharmaceutical products. Some of these contract manufacturing agreements require minimum annual order amounts. The Company has committed to pay approximately $10,723,000 related to contract manufacturing agreements for the year ending December 31, 2026. Minimum annual quantities carry no payment obligation for quantities not purchased; the supplier's sole remedy for a shortfall is prospective repricing and, if no agreement on pricing can be reached, termination of the agreement. No liability has been recorded, and no commitment loss has been recognized under ASC 330, as of September 30, 2026.
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
•The Branded segment includes activities of the Company’s FDA-approved ophthalmology pharmaceutical products, including the out-licensing of rights to certain of the Company's branded products.
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
Segment contribution for the segments represents net revenues less cost of sales, certain general and administrative expenses, selling and marketing expenses, and research and development expenses. The Company does not evaluate the following items at the segment level:
•Selling, general and administrative expenses that result from shared infrastructure, including certain expenses associated with legal matters, public company costs (e.g., investor relations), Board of Directors and principal executive officers and other similar shared expenses.
•Operating expenses within selling, general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.
•Other select revenues and operating expenses including certain research and development expenses, non-product related amortization, and asset sales and impairments, net, as not all such information has been accounted for at the segment level, or such information has not been used by all segments.
Segment net revenues, segment operating expenses and segment contribution information consisted of the following:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$83,298,000	$15,835,000	$99,133,000	$51,441,000	$20,056,000	$71,497,000
Other revenues	164,000	—	164,000	141,000	—	141,000
Total revenues	83,462,000	15,835,000	99,297,000	51,582,000	20,056,000	71,638,000
Cost of sales	17,305,000	7,089,000	24,394,000	9,491,000	8,221,000	17,712,000
Gross profit	66,157,000	8,746,000	74,903,000	42,091,000	11,835,000	53,926,000
Operating expenses
Selling, general and administrative	35,405,000	7,642,000	43,047,000	20,085,000	7,344,000	27,429,000
Research and development	9,841,000	392,000	10,233,000	2,929,000	378,000	3,307,000
Segment contribution	$20,911,000	$712,000	21,623,000	$19,077,000	$4,113,000	23,190,000

Corporate			10,098,000			8,427,000
Research and development			54,000			16,000
Income from operations			$11,471,000			$14,747,000

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Branded	Compounding	Consolidated	Branded	Compounding	Consolidated
Product sales, net	$169,944,000	$43,890,000	$213,834,000	$121,324,000	$61,575,000	$182,899,000
Other revenues	327,000	—	327,000	312,000	—	312,000
Total revenues	170,271,000	43,890,000	214,161,000	121,636,000	61,575,000	183,211,000
Cost of sales	41,694,000	20,156,000	61,850,000	26,406,000	23,060,000	49,466,000
Gross profit	128,577,000	23,734,000	152,311,000	95,230,000	38,515,000	133,745,000
Operating expenses
Selling, general and administrative	97,551,000	21,970,000	119,521,000	61,097,000	21,964,000	83,061,000
Research and development	23,136,000	941,000	24,077,000	7,312,000	1,044,000	8,356,000
Segment contribution	$7,890,000	$823,000	8,713,000	$26,821,000	$15,507,000	42,328,000

Corporate			30,152,000			26,543,000
Research and development			177,000			861,000
(Loss) income from operations			$(21,616,000)			$14,924,000
Substantially all revenue is attributable to the U.S. All long-lived assets at September 30, 2026 and December 31, 2025 were located in the U.S.
Revenues by segment are further described as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
IHEEZO	$25,297,000	$21,907,000	$42,833,000	$45,465,000
VEVYE	39,699,000	22,626,000	90,033,000	62,783,000
TRIESENCE	10,707,000	3,749,000	20,134,000	4,862,000
Other branded products	7,595,000	3,159,000	16,944,000	8,214,000
Other revenues	164,000	141,000	327,000	312,000
Branded revenue, net	83,462,000	51,582,000	170,271,000	121,636,000
Compounding revenue, net	15,835,000	20,056,000	43,890,000	61,575,000
Total revenues, net	$99,297,000	$71,638,000	$214,161,000	$183,211,000
Other than IHEEZO and VEVYE for the three and nine months ended September 30, 2026 and 2025 and TRIESENCE for the three months ended September 30, 2026, no other products accounted for more than 10% of total revenues for the periods presented.
Customer and Supplier Concentrations
Substantially all of the Company’s Branded sales are made to third-party distributors who sell the products to pharmacies and to the end-users. The table below represents the percentage of Branded sales for each customer who comprised more than 10% of the Company’s Branded revenues for the three and nine months ended September 30, 2026 and 2025:

	% of Branded Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	34%	66%	38%	71%
Customer B	31%	29%	36%	26%
Customer C	33%	—%	26%	—%

There were no customers who comprised more than 10% of Compounding revenues for either the three or nine months ended September 30, 2026 or 2025.
As of September 30, 2026 and December 31, 2025, the following table represents the percentage of total accounts receivable from customers that comprise more than 10% of the total accounts receivable balance:

	September 30, 2026	December 31, 2025
Customer A	29%	48%
Customer B	18%	13%
Customer C	49%	29%
The Company received its active pharmaceutical ingredients from three main suppliers during each of the three and nine months ended September 30, 2026 and 2025. These suppliers collectively accounted for 49% and 36% of manufacturing supplies purchases during the three and nine months ended September 30, 2026, respectively, and 38% and 68% during the three and nine months ended September 30, 2025, respectively.
NOTE 11. SUBSEQUENT EVENTS
On October 1, 2026, the Company completed its previously announced acquisition of TYRVAYA® (varenicline solution) nasal spray 0.03 mg from Viatris Inc. (“Viatris”) (the "Acquisition") pursuant to an Amended and Restated Asset Purchase Agreement entered into on that date (the “Purchase Agreement”). The assets acquired consist of the related new drug application and other regulatory approvals, intellectual property, developed technology, inventory and related contracts, in each case relating to TYRVAYA in all countries of the world other than Japan, and the Company assumed certain specified liabilities relating to those assets. Viatris retained the rights to commercialize TYRVAYA in Japan and, under a related letter agreement, is obligated to pay the Company tiered royalties on net sales of TYRVAYA in Japan. In connection with the closing, the Company and Viatris also entered into a transition services agreement under which Viatris will provide specified commercial, supply chain, regulatory and other support services for a transitional period.
As consideration for the Acquisition, the Company paid Viatris $30,000,000 in cash at the closing of the Acquisition (the “Closing”) and has agreed to pay up to an additional $70,000,000 in contingent milestone payments, payable if specified net sales thresholds for TYRVAYA are achieved over specified twelve-month measurement periods ending on or before December 31, 2029. The Acquisition was treated as an asset acquisition.

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
In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: the consent or agreement of the licensor of VEVYE needed in connection with the TYRVAYA acquisition, our ability to obtain such consent or agreement on acceptable terms or at all, and the potential implications for our plans for VEVYE and TYRVAYA; liquidity or results of operations; our ability to successfully implement our business plan, develop and commercialize our products, product candidates and proprietary formulations in a timely manner or at all, identify and acquire additional products, or complete pending acquisitions on terms and in the timeframe expected, or at all, manage our pharmacy operations, refinance and otherwise service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our previous acquisitions and any other acquisitions and collaborative arrangements we may pursue; the ongoing communications with the U.S. Food and Drug Administration relating to compliance and quality plans at our outsourcing facility in New Jersey; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions, including inflation and supply chain challenges; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our other filings with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.
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
8.625% Senior Notes Due 2030
In March 2026, we entered into the First Supplemental Indenture to the Indenture dated September 12, 2025 pursuant to which we issued $50,000,000 aggregate principal amount of additional 8.625% Senior Notes due 2030 (the “New Notes”). The New Notes were issued at 100.25% of par value and resulted in net proceeds to us of $48,411,000 after deducting underwriting discounts, commissions and other offering expenses of $1,589,000. The New Notes, together with the 8.625% Senior Notes due 2030 issued in September 2025 (the “Existing Notes”) (together, the “2030 Notes”) are treated as a single series and have the same terms as the Existing Notes. The issuance costs and premium relating to the New Notes were deferred and will be recognized as interest expense using the effective-interest method over the remaining term of the debt.
Acquisition of TYRVAYA®
On October 1, 2026, we completed the acquisition of TYRVAYA® (varenicline solution) nasal spray 0.03 mg from Viatris, acquiring rights to the product in all countries of the world other than Japan. We paid $30,000,000 in cash at closing, funded with cash on hand, and may be obligated to pay up to an additional $70,000,000 in contingent milestone payments if specified TYRVAYA net sales thresholds are achieved over twelve-month measurement periods ending on or before December 31, 2029. See Note 11 to the condensed consolidated financial statements.
TYRVAYA is the only FDA-approved nasal spray for the treatment of the signs and symptoms of dry eye disease. We acquired it to complement VEVYE® within our dry eye franchise, giving our commercial organization a non-drop therapeutic option for patients who are intolerant of or poorly served by topical therapy, and adding experienced ophthalmic commercial personnel to our existing field organization.

Because the acquisition closed on October 1, 2026, our results of operations for the three and nine months ended September 30, 2026 include no revenue or expenses attributable to TYRVAYA. We expect TYRVAYA to begin contributing to our results in the fourth quarter of 2026.
Expected Financial Contribution of TYRVAYA
Based on our current expectations, we anticipate that TYRVAYA will contribute in excess of $30,000,000 of revenue in 2027, and that we will incur approximately $20,000,000 of new annual operating expenses primarily as a result of the expansion of our commercial organization, marketing activities and incremental quality, supply chain and serialization costs. We expect TYRVAYA product gross margin, before amortization of acquired intangible assets and the effect of recognizing acquired inventory at a stepped-up value, to be generally consistent with the gross margin we realize on our current branded ophthalmic portfolio. Amortization of acquired intangible assets and the recognition of acquired inventory at fair value will reduce reported gross margin on a GAAP basis in the periods following the closing as described below.
We do not expect the level of TYRVAYA revenue we currently anticipate for 2027 to be sufficient to achieve the first net sales milestone under the purchase agreement, which is measured over the twelve months ending December 31, 2027. The second and third milestones are measured over any twelve-month period ending on or before December 31, 2028 and December 31, 2029, respectively, and whether either is achieved will depend on TYRVAYA net sales in future periods. Net sales as determined for this purpose include royalties we recognize on sales of TYRVAYA by licensees within the territory we acquired. As of the date of this Quarterly Report, we do not consider the achievement of any milestone to be probable, and accordingly no liability for contingent milestone payments has been recorded.

We expect TYRVAYA cost of sales to be driven principally by three items. The first is third-party manufacturing cost, including active pharmaceutical ingredient, device components, packaging and release testing under supply arrangements assumed in the acquisition. TYRVAYA is manufactured by third parties, and sales of the product are not subject to any inbound royalty obligation. The second is amortization of the intangible assets recognized in the acquisition. The third is the recognition in cost of sales of the step-up in inventory value associated with the accounting for an asset acquisition, which will result in a higher cost per unit than our historical experience as that inventory is sold and which we do not expect to recur once the acquired inventory has been sold.

Our expectations regarding TYRVAYA's revenue contributions, operating expenses, gross margin and the achievement of net sales milestones reflect a number of assumptions, including payer coverage and formulary positioning for TYRVAYA, prescription volume and gross-to-net dynamics, the retention and productivity of the commercial personnel supporting the product, the pace and cost of transitioning the product from Viatris’s systems and service providers, and competition in the dry eye disease market. These expectations also assume that we obtain the licensor consent or agreement of the licensor of VEVYE on terms that permit us to commercialize VEVYE and TYRVAYA as planned. If those assumptions prove incorrect, actual results may differ materially from these expectations.

Results of Operations
The following period-to-period comparisons of our financial results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results for any future period.
Revenues
Our revenues include amounts recorded from sales of branded products to wholesalers through a third-party logistics facility, sales of proprietary compounded formulations, commissions from third parties and revenues received from royalty payments owed to us pursuant to out-license arrangements. Revenues are recognized net of estimates for variable consideration, including government rebates, commercial rebates, chargebacks, wholesaler and distribution service fees, returns, patient assistance programs and other revenue deductions, and these estimates may be affected by delayed or incomplete claims data, channel inventory, product utilization, payor mix, labeler-code or product attribution, government program requirements, contractual interpretation, and disputed or reconciled deductions. From time to time, we receive claims, invoices or deductions from government agencies, wholesalers, distributors, customers, former product owners or other third parties that we believe are unsupported, overstated, duplicative, attributable to another party or product, or otherwise inconsistent with applicable requirements, and if our estimates differ from actual results or disputed amounts are resolved adversely to us, we may be required to record adjustments to net revenues, gross margin, operating income, cash flows or related balance sheet accounts in future periods.
The following presents our revenues for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
IHEEZO	$25,297,000	$21,907,000	$3,390,000	$42,833,000	$45,465,000	$(2,632,000)
VEVYE	39,699,000	22,626,000	17,073,000	90,033,000	62,783,000	27,250,000
TRIESENCE	10,707,000	3,749,000	6,958,000	20,134,000	4,862,000	15,272,000
Other branded products	7,595,000	3,159,000	4,436,000	16,944,000	8,214,000	8,730,000
Other revenues	164,000	141,000	23,000	327,000	312,000	15,000
Branded revenue, net	83,462,000	51,582,000	31,880,000	170,271,000	121,636,000	48,635,000
Compounding revenue, net	15,835,000	20,056,000	(4,221,000)	43,890,000	61,575,000	(17,685,000)
Total revenues, net	$99,297,000	$71,638,000	$27,659,000	$214,161,000	$183,211,000	$30,950,000
The increase in Branded revenues was primarily related to an increase in VEVYE and TRIESENCE revenues as a result of increased volumes during the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease in compounding revenue was primarily due to a decrease in volume and the discontinuation of sales of our Klarity-C compounded formulation which occurred during the second quarter of 2025.
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

Branded

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Cost of Sales	$17,305,000	$9,491,000	$7,814,000	$41,694,000	$26,406,000	$15,288,000
Gross profit	$66,157,000	$42,091,000	$24,066,000	$128,577,000	$95,230,000	$33,347,000
Gross margin	79.3%	81.6%	(2.3)%	75.5%	78.3%	(2.8)%
The decrease in gross margin during the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to a change in the product mix, pricing associated with VEVYE, and an increase in fixed costs associated with the amortization of intangible assets between the periods.
Compounding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Cost of Sales	$7,089,000	$8,221,000	$(1,132,000)	$20,156,000	$23,060,000	$(2,904,000)
Gross profit	$8,746,000	$11,835,000	$(3,089,000)	$23,734,000	$38,515,000	$(14,781,000)
Gross margin	55.2%	59.0%	(3.8)%	54.1%	62.5%	(8.4)%
The decrease in the gross margin for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to a decrease in overall compounding revenue and unit volumes along with higher inventory losses, unfavorable manufacturing absorption, increased personnel costs and increased analytical testing.
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
The following presents our selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Selling, general and administrative	$53,145,000	$35,856,000	$17,289,000	$149,673,000	$109,604,000	$40,069,000
The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to increased personnel-related costs, including stock-based compensation, and consulting expenses, of $11,629,000 and $31,591,000, respectively, largely as a result of an increase in our headcount in sales, marketing and other departments, including quality and compliance, to support current and expected growth. In addition, there was an increase in variable costs during the periods and costs due to the increase in sample utilization of Branded products.
Research and Development Expenses
Our research and development (“R&D”) expenses primarily include personnel costs, including wages and stock-based compensation, expenses related to the development of intellectual property, investigator-initiated research and evaluations, formulation development, acquired in-process R&D and other costs related to the clinical development of our assets.

The following presents our research and development expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Research and development	$10,287,000	$3,323,000	$6,964,000	$24,254,000	$9,217,000	$15,037,000
The increase in R&D expenses of $6,964,000 and $15,037,000 in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 was primarily due to clinical trials and product formulation work associated with the Melt Pharmaceuticals, Inc. drug candidate we acquired in November 2025, along with studies and formulation work that are ongoing in 2026 related to other products including TRIESENCE and IHEEZO.
Interest Expense, Net
Interest expense, net, was $6,208,000 and $17,968,000 for the three and nine months ended September 30, 2026, respectively, compared to $6,038,000 and $18,994,000 for the same periods in 2025, respectively. The increase for the three month periods was due to increased borrowings related to the issuance of $50,000,000 of borrowings in March 2026. The decrease for the nine month periods was primarily due to a lower effective interest rate during the nine months ended September 30, 2026 compared to the same period in 2025.
Litigation Settlement Gain
During the three and nine months ended September 30, 2026, we settled the lawsuit with Ocular Science, Inc. and OSRX, Inc. related to copyright infringement, trademark infringement and unfair competition, and recognized a gain of $5,000,000.
Loss on Extinguishment of Debt
During the three and nine months ended September 30, 2025 we recorded a loss on extinguishment of debt of $7,750,000, related to the payoff of the then-outstanding debt obligations.
Liquidity and Capital Resources
Liquidity
Our cash on hand at September 30, 2026 was $75,336,000 compared to $72,927,000 at December 31, 2025.
We believe that cash and cash equivalents of $75,336,000 at September 30, 2026, together with cash generated from operations, will be sufficient to sustain our planned level of operations, capital expenditures and the TYRVAYA payments described below for at least the next 12 months. We may consider the sale of certain assets including, but not limited to, part of, or all of, our investments and any of our consolidated subsidiaries. However, we may pursue acquisitions of products, drug candidates or other strategic transactions that involve large expenditures or we may experience growth more rapidly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing to support our operations.
On October 1, 2026, we paid $30,000,000 in cash at the closing of the TYRVAYA acquisition, funded with cash on hand and without borrowings under our credit facility. We may become obligated to pay up to an additional $70,000,000 in contingent milestone payments if specified TYRVAYA net sales thresholds are achieved over twelve-month measurement periods ending on or before December 31, 2029. We do not currently expect any milestone payment to become payable with respect to 2027. Any milestone payment that becomes payable would be funded from operating cash flow or available liquidity.
As described under “Risk Factors” in Part II, Item 1A of this Quarterly Report, the licensor of VEVYE has not yet agreed that its license agreement’s restriction on our commercialization of other prescription dry eye disease products does not apply to TYRVAYA, and discussions with the licensor remain ongoing. We cannot predict the outcome or timing of those discussions. If we divest or terminate our rights to commercialize TYRVAYA in those territories, or agree to modified terms with the VEVYE licensor, our expectations for TYRVAYA’s contribution to our 2027 financial results could differ materially from the actual outcome.
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
Net Cash Flow
The following provides detailed information about our net cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(27,363,000)	$35,453,000
Investing activities	(19,143,000)	(730,000)
Financing activities	48,915,000	(7,680,000)
Net change in cash and cash equivalents	2,409,000	27,043,000
Cash at beginning of period	72,927,000	47,247,000
Cash at end of period	$75,336,000	$74,290,000
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2026 was $27,363,000 compared to net cash provided by operating activities of $35,453,000 during the same period in the prior year. The variance was primarily due to an increase in our net loss of $23,350,000 between the periods and an unfavorable change in accounts receivable, which increased by $38,970,000 during the 2026 period, resulting in a use of cash, compared with a decrease of $38,225,000 during the 2025 period, which provided cash.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $19,143,000 compared to net cash used in investing activities of $730,000 during the same period in the prior year. Cash used in investing activities in 2026 was primarily attributable to milestone payments related to acquired Branded product rights.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $48,915,000 compared to cash used in financing activities during the nine months ended September 30, 2025 of $7,680,000. We completed the sale of $50,000,000 in principal amount of 2030 Notes during the nine months ended September 30, 2026. The cash used in financing activities during the nine months ended September 30, 2025 was primarily the payment of payroll related taxes associated with the issuance of equity awards.
Sources of Capital
During the nine months ended September 30, 2026, our principal source of cash was from our financing activities. We expect future cash needs to be provided by operating activities, but our forecasts may not be accurate, and our plans may change. We may also sell some of our assets, or some or all of our ownership interests in our consolidated subsidiaries.
In September 2025, we refinanced our long-term debt and entered into a revolving line of credit with Fifth Third Bank. The line of credit provides for an initial amount of $40,000,000 with an additional uncommitted amount of up to $20,000,000. The line of credit will mature in September 2030, or, if earlier, the date that is 91 days prior to the earliest maturity of our 2030 Notes. As of September 30, 2026, we have not drawn down on the line of credit.
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
Credit Ratings
As of October 31, 2026, Moody’s Investors Service maintained a Long-Term Corporate Family Rating of B3 for Harrow, Inc. with a Stable Outlook and Fitch Ratings maintained a Long-Term Issuer Default Rating of B- with a Stable Outlook for Harrow, Inc. and a rating of B for our senior unsecured notes due September 2030, with a Recovery Rating of RR3. These ratings were most recently affirmed in March 2026 and have not changed since that time. Credit ratings are subject to revision or withdrawal at any time by the applicable rating agency and do not constitute a recommendation to purchase, hold or sell securities or a guarantee of our future performance. Any downgrade of our corporate or senior unsecured debt ratings could increase our borrowing costs and adversely affect our ability to raise additional debt capital.
Recently Issued but Unadopted Accounting Pronouncements
We did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2026.
See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for recently issued but not yet adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Our exposure to market risk is limited and relates primarily to interest rate risk on our cash and cash equivalents and the fair value of our outstanding fixed-rate indebtedness.
Interest Rate Risk
As of September 30, 2026, all of our outstanding indebtedness bears interest at fixed rates. Accordingly, changes in market interest rates do not affect our contractual cash interest obligations or debt service requirements. However, changes in interest rates may affect the fair value of our fixed-rate debt. Based on our outstanding fixed-rate indebtedness as of September 30, 2026, a hypothetical 100 basis point movement in market interest rates would change the estimated fair value of such debt by approximately $3.0 million. These estimated changes would not impact our condensed consolidated statements of operations or cash flows unless the debt is refinanced, repurchased, or otherwise settled prior to maturity.
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
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2026, the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Below we provide, in supplemental form, material changes or additions to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, which are incorporated herein by reference.
The following new risk factor supplements the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
Products licensed from third parties contain category-based commercialization restrictions and could require divestiture of competitive products.
We license commercial rights to certain of our products, including VEVYE, under agreements that contain covenants restricting the parties’ ability to develop, market, or commercialize other products. In the case of VEVYE, the license agreement restricts us, in essence, from commercializing other prescription products indicated for the treatment of dry eye disease in the United States and Canada. The agreement also provides that, if we acquire a product whose commercialization would violate our restriction, we must notify the licensor and use commercially reasonable efforts to divest or terminate our rights to commercialize that product within a specified period, generally twelve months, and that compliance with those obligations avoids a breach of the restriction.
In October 2026, we completed the acquisition of TYRVAYA nasal spray, a prescription product indicated for the treatment of the signs and symptoms of dry eye disease. Out of an abundance of caution, and without conceding that the license agreement restricts sale of TYRVAYA, we provided notice to the VEVYE licensor of the acquisition. We have not yet obtained the consent or waiver of the licensor of VEVYE and the parties have not agreed on whether the restriction applies to our acquisition of TYRVAYA. Discussions with the VEVYE licensor remain ongoing.
If we cannot reach an acceptable arrangement with the VEVYE licensor regarding TYRVAYA, we may need to seek an alternative arrangement to achieve the financial outcome we expected from the acquisition, including divesting the asset or terminating certain of our rights to commercialize TYRVAYA in the United States and Canada. We may be unable to complete any such divestiture or rights termination on favorable terms, or at all, and the proceeds may be substantially less than the consideration we paid. We may also remain obligated to pay up to $70,000,000 in contingent milestone payments to the seller unless a purchaser or licensee assumes those obligations, and we may not realize the anticipated benefits of the TYRVAYA acquisition. If we were determined to be in material breach of the license agreement and failed to cure, the VEVYE licensor could seek to terminate the agreement, which would materially harm our business. Any resolution with the VEVYE licensor may also require us to agree to modified economic terms or other commitments that are less favorable to us than our current arrangements.
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
None.

Issuer Purchases of Equity Securities
Issuer purchases of equity securities for the three months ended September 30, 2026 were as follows:

	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	$—	—	—
September 1 - September 30	2,250	$33.60	—	—
_______________
(1)    Shares repurchased during the period represent shares surrendered to satisfy payroll tax withholding requirements associated with the vesting of restricted stock units.

Dividends
We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description

2.1*+	Amended and Restated Asset Purchase Agreement, dated as of October 1, 2026, by and between Harrow, Inc. and Viatris Inc.

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

31.2*
Certification of Andrew R. Boll, principal financial and accounting officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, principal executive officer, and Andrew R. Boll, principal financial and accounting officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.
+    Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and/or the redacted exhibit rules under Item 601(b)(2) of Regulation S-K because they are not material and are the type of information that the registrant customarily and actually treats as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of any exhibit marked with “+” to the SEC upon request.
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harrow, Inc.
Dated: November 9, 2026	By:	/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Andrew R. Boll
Andrew R. Boll President and Chief Financial Officer (Principal Financial and Accounting Officer)